Form 10-Q
period 2011-06-30
AMC Networks Inc.
filed 2011-08-11
CIK 1514991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 1-35106

AMC Networks Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-5403694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 Penn Plaza, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 324-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of August 5, 2011:

Class A Common Stock par value $0.01 per share	58,113,008
Class B Common Stock par value $0.01 per share	13,534,408

AMC NETWORKS INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$197,837	$79,960
Accounts receivable, trade (less allowance for doubtful accounts of $8,697 and $8,321)	241,980	242,699
Amounts due from affiliates, net	5,979	6,840
Program rights, net	206,866	186,475
Prepaid expenses and other current assets	60,518	42,950
Deferred tax asset	87,964	7,516

Total current assets	801,144	566,440
Property and equipment, net of accumulated depreciation of $166,959 and $156,885	62,864	68,977
Program rights, net	714,669	597,355
Amounts due from affiliates	3,362	3,502
Note receivable from affiliate	—	16,832
Deferred tax asset, net	—	41,250
Deferred carriage fees, net	59,170	69,343
Amortizable intangible assets, net of accumulated amortization of $714,592 and $675,038	325,328	364,882
Indefinite-lived intangible assets	19,900	19,900
Goodwill	83,173	83,173
Other assets	13,396	15,043
Deferred financing costs, net of accumulated amortization of $13 and $16,388	27,460	7,199

	$2,110,466	$1,853,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$55,341	$46,459
Accrued liabilities:
Interest	373	20,046
Employee related costs	36,688	44,578
Deferred carriage fees payable	1,664	2,218
Other accrued expenses	17,417	23,888
Amounts due to affiliates, net	16,730	10,678
Program rights obligations	133,169	116,190
Deferred revenue	16,116	17,859
Credit facility debt	5,950	50,000
Capital lease obligations	3,013	4,575

Total current liabilities	286,461	336,491

Program rights obligations	440,791	338,635
Senior notes	686,004	299,552
Senior subordinated notes	—	324,071
Credit facility debt	1,700,422	425,000
Capital lease obligations	15,036	15,677
Deferred tax liability, net	48,788	—
Other liabilities	32,399	89,639

Total liabilities	3,209,901	1,829,065

Commitments and contingencies

Stockholders’ (deficiency) equity
AMC Networks Class A common stock, $.01 par value, 360,000,000 shares authorized, 57,813,267 shares issued and outstanding	578	—
AMC Networks Class B common stock, $.01 par value, 90,000,000 shares authorized, 13,534,408 shares issued and outstanding	135	—
Paid-in capital	—	181,724
Accumulated deficit	(1,100,148)	(156,893)

Total stockholders’ (deficiency) equity	(1,099,435)	24,831

	$2,110,466	$1,853,896

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2011 and 2010

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $8,028, $7,305, $15,968 and $14,526, respectively)	$291,965	$260,013	$564,868	$508,385

Operating expenses:
Technical and operating (excluding depreciation and amortization and including charges from affiliates of $1,396, $1,041, $2,601 and $2,057, respectively)	95,883	84,468	186,294	166,893
Selling, general and administrative (including charges from affiliates of $26,459, $25,059, $50,750 and $48,952, respectively)	88,564	77,291	175,485	155,735
Restructuring credit	(15)	(48)	(49)	(260)
Depreciation and amortization	25,259	26,664	50,185	53,354

	209,691	188,375	411,915	375,722

Operating income	82,274	71,638	152,953	132,663

Other income (expense):
Interest expense	(15,353)	(18,761)	(33,703)	(38,427)
Interest income	163	557	620	1,107
Write-off of deferred financing costs	(5,703)	—	(5,703)	—
Loss on extinguishment of debt	(14,518)	—	(14,518)	—
Miscellaneous, net	7	(185)	79	(159)

	(35,404)	(18,389)	(53,225)	(37,479)

Income from continuing operations before income taxes	46,870	53,249	99,728	95,184
Income tax expense	(19,812)	(22,737)	(42,948)	(40,643)

Income from continuing operations	27,058	30,512	56,780	54,541
Income (loss) from discontinued operations, net of income taxes	97	(8,411)	193	(19,007)

Net income	$27,155	$22,101	$56,973	$35,534

Basic net income (loss) per share:
Income from continuing operations	$0.39	$0.44	$0.82	$0.79

Income (loss) from discontinued operations	$0.00	$(0.12)	$0.00	$(0.27)

Net income	$0.39	$0.32	$0.82	$0.51

Basic weighted average common shares	69,161	69,161	69,161	69,161

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Six Months Ended June 30, 2011

(Dollars in thousands)

(Unaudited)

Balance, December 31, 2010	$24,831
Cash capital contributions from Cablevision	20,813
Cash capital distributions to Cablevision	(20,813)
Non-cash capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Note 4)	(6,602)
Non-cash capital distribution associated with the issuance of debt to Cablevision (see Note 1)	(1,250,000)
Non-cash capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 5)	44,259
Non-cash capital contribution related to the utilization of Cablevision tax losses (see Note 5)	39,982
Non-cash capital distribution of note receivable to Cablevision (see Note 4)	(17,113)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	8,343
Other non-cash capital distributions, net	(108)
Net income	56,973

Balance, June 30, 2011	$(1,099,435)

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$56,780	$54,541
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	50,185	53,354
Share-based compensation expense allocations related to Cablevision equity classified awards	8,343	7,835
Amortization and write-off of program rights	112,872	96,927
Amortization of deferred carriage fees	11,981	12,580
Amortization of deferred financing costs and discounts on indebtedness	1,746	1,886
Write-off of deferred financing costs	5,703	—
Loss on extinguishment of debt	14,518	—
Provision for doubtful accounts	547	109
Deferred income taxes	36,008	37,273
Changes in assets and liabilities:
Accounts receivable, trade	172	(7,291)
Amounts due from/to affiliates, net	580	(6,182)
Prepaid expenses and other assets	(16,081)	(474)
Program rights	(250,777)	(156,986)
Deferred carriage fees	(1,808)	(1,586)
Accounts payable, accrued expenses and other liabilities	(29,968)	5,859
Program rights obligations	119,135	34,625
Deferred carriage fees payable	(814)	(664)
Net cash provided by operating activities	119,122	131,806

Cash flows from investing activities:
Capital expenditures	(4,340)	(2,196)
Payment for acquisition of a business	(135)	(135)
Proceeds from sale of equipment, net of costs of disposal	13	371
Net cash used in investing activities	(4,462)	(1,960)

Cash flows from financing activities:
Capital contributions from Cablevision	20,813	190,918
Capital distributions to Cablevision	(20,813)	(28,450)
Repayment of credit facility debt	(775,000)	(42,500)
Redemption of senior notes	(300,000)	—
Redemption of senior subordinated notes, including tender premium and fees	(338,365)	—
Additions to deferred financing costs	(23,900)	—
Proceeds from credit facility debt	1,442,364	—
Repayment of note payable to affiliate	—	(190,000)
Principal payments on capital lease obligations	(2,242)	(2,040)
Net cash provided by (used in) financing activities	2,857	(72,072)
Net increase in cash and cash equivalents from continuing operations	117,517	57,774

Cash flows from discontinued operations:
Net cash used in operating activities	(16)	(12,516)
Net cash provided by (used in) investing activities	376	(3,390)
Net cash used in financing activities	—	—
Effect of change in cash related to net assets distributed to Cablevision in 2010	—	(837)
Net increase (decrease) in cash and cash equivalents from discontinued operations	360	(16,743)
Cash and cash equivalents at beginning of period	79,960	29,828
Cash and cash equivalents at end of period	$197,837	$70,859

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1.     Business

Nature of Operations

AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun-off the Company (the “Distribution”) and the Company became an independent public company. The Company is comprised of two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel distribution platforms, including direct broadcast satellite and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel distributors as “multichannel video distributors” or “distributors”); and

•

International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology (formerly Rainbow Network Communications), the Company’s network technical services business, which supplies an array of services to the network programming industry, primarily to the programming networks of the Company. AMC and Sundance Channel are available in Canada and Sundance Channel and WE tv are available in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which as of June 30, 2011, distributes programming content in Latin America. VOOM HD ceased distributing the Rush HD channel in Europe in April 2011.

In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock. In the Distribution, each holder of Cablevision NY Group (“CNYG”) Class A common stock of record on June 16, 2011 received one share of AMC Networks Class A common stock for every four shares of CNYG Class A common stock held on the record date, which resulted in the issuance of approximately 57,813,000 shares of Class A common stock. Each record holder of CNYG Class B common stock received one share of AMC Networks Class B common stock for every four shares of CNYG Class B common stock held on the record date, which resulted in the issuance of approximately 13,534,000 shares of Class B common stock. Immediately prior to the Distribution, the Company was an indirect wholly-owned subsidiary of Cablevision. The Company became an independent public company on June 30, 2011, the date of the Distribution. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, members of his immediate family and certain family related entities (collectively the “Dolan Family”).

As part of the Distribution, the Company incurred $2,425,000 of debt (the “New AMC Networks Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 7). Approximately $1,063,000 of the proceeds of the New AMC Networks Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of New AMC Networks Debt was issued to CSC Holdings, LLC (“CSC Holdings”), a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such New AMC Networks Debt being held by third party investors.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 2.     Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these unaudited consolidated financial statements do not include all the information and notes required for complete annual financial statements.

The accompanying interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s Registration Statement on Form 10 filed with the SEC.

The Company’s consolidated financial statements have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The financial position, results of operations and cash flows of the Company could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision.

The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 presented in this Form 10-Q are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011, including as a result of the Company becoming a separate independent entity and the incurrence of the New AMC Networks Debt. The Company’s capital structure is different from the capital structure presented in the historical consolidated financial statements and accordingly, interest expense is not necessarily indicative of the interest expense that the Company would have incurred as a separate independent entity.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Comprehensive income for the three and six months ended June 30, 2011 and 2010 equals net income for the same periods.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted ASU No. 2010-28 effective January 1, 2011. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement, that outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification Topic 820-10 which became effective and was adopted by the Company on January 1, 2011. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 was adopted on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

Note 3.     Net Income (Loss) per Common Share

Basic net income (loss) per common share (“EPS”) is based upon net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of stock options (including those held by directors, officers and employees of affiliates of the Company) and restricted stock (including those held by directors, officers and employees of affiliates of the Company).

The number of shares used to compute basic and diluted income per share is approximately 69,161,000, representing the number of outstanding shares issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. There is no dilutive impact from common stock equivalents for the three and six months ended June 30, 2011 and 2010, as the Company had no dilutive securities outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision options and restricted share awards previously granted prior to the Distribution) and for future Company grants, will be included in the computation of diluted net income per share in periods subsequent to the Distribution.

Note 4.     Cash Flows

For purposes of the unaudited consolidated statements of cash flows, the Company considers the balance of its investments in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

During the six months ended June 30, 2011 and 2010, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2011	2010
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital contributions related to the utilization of Cablevision tax losses (see Note 5)	$39,982	$28,341
Deemed capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 5)	44,259	—
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	(17,113)	—
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	(6,602)	—
Deemed capital distribution associated with the issuance of debt to Cablevision (see Note 1)	(1,250,000)	—
Increase in capital lease obligations and related assets	39	—
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	8,343	7,835

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Supplemental Data:
Cash interest paid – continuing operations	51,630	36,808
Cash interest paid – discontinued operations	—	—
Income taxes paid – continuing operations	5,574	2,400
Income taxes paid – discontinued operations	—	5

Promissory Note

In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. As of December 31, 2010, RMH had extended advances against this promissory note aggregating $16,832. Interest income recognized by RMH related to this note amounted to $0 and $113 for the three months ended June 30, 2011 and 2010, respectively, and $120 and $193 for the six months ended June 30, 2011 and 2010, respectively. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution amounting to $17,113, including principal and accrued and unpaid interest, is reflected as a capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011.

Employee Matters Agreement

In connection with the Distribution, AMC Networks entered into an Employee Matters Agreement with Cablevision which allocates assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. As a result of such agreement, AMC Networks recorded a net receivable from Cablevision of $876, an increase in accrued employee related costs of $7,478 and a capital distribution of $6,602 which decreased additional paid in capital in the Company’s statement of stockholders’ (deficiency) equity for the transfer to the Company from Cablevision of the obligations related to the Company’s employees’ participant accounts in the Cablevision Excess Savings Plan $(3,616) and the Cablevision Excess Cash Balance Pension Plan $(3,862) and for the Company’s obligation to Cablevision for the $6,193 unfunded liability associated with Company employee participants in Cablevision’s Cash Balance Pension Plan. In addition, the Company reduced its long-term incentive plan and stock appreciation right (“SAR”) liabilities and increased due to affiliates by $6,742 for its obligation to pay Cablevision for its allocated share of the related expense for Cablevision corporate employees through June 30, 2011.

Note 5.     Income Taxes

For the periods presented, the Company’s taxable income or loss was included in the consolidated federal and certain state and local income tax returns of Cablevision. The income tax expense or benefit is based on the taxable income of the Company on a separate tax return basis. Since the Company does not reimburse Cablevision for the tax benefit received by the Company for the utilization of Cablevision’s net operating loss carry forwards (“NOLs”), the Company reflects the utilization of Cablevision’s NOLs as a deemed capital contribution in the period of utilization. As such, a deemed capital contribution of $39,982 has been recorded for the six months ended June 30, 2011. The Company made certain state income tax payments in excess of the current liability of the Company computed on a separate tax return basis. Such payments have been reflected as a deemed capital distribution from the Company to Cablevision. Such distribution with regard to tax payments made amounted to $279 for the six months ended June 30, 2011.

The Company recorded income tax expense attributable to continuing operations of $19,812 and $42,948 for the three and six months ended June 30, 2011, respectively, representing an effective tax rate of 42% and 43%, respectively. The effective tax rate was higher than the federal statutory rate of 35% due primarily to state income tax expense of $2,487 and $5,290, tax expense of $107 and $492 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $546 and $2,069 related to uncertain tax positions, including accrued interest, for the three and six months ended June 30, 2011, respectively.

The Company recorded income tax expense attributable to continuing operations of $22,737 and $40,643 for the three and six months ended June 30, 2010, respectively, representing an effective tax rate of 43% in both periods. The effective tax rate was higher than the federal statutory rate of 35% due primarily to state income tax expense of $2,886 and $5,162, tax expense of $349 and $707 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $407 and $802 related to uncertain tax positions, including accrued interest, for the three and six months ended June 30, 2010, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

At June 30, 2011, the Company had estimated federal NOLs of approximately $265,000, expiring on various dates from 2019 through 2026.

At June 30, 2011, the Company had foreign tax credit carry forwards of approximately $12,000, expiring on various dates from 2014 through 2021.

As a result of the Distribution, the following adjustments to the deferred tax assets and liabilities were recorded as a deemed capital distribution, net in the consolidated statement of stockholders’ (deficiency) equity as of the Distribution date: (i) a decrease in the net deferred tax assets of $2,641 to reflect the lower stand-alone estimated applicable corporate tax rates, (ii) a decrease in the deferred tax asset for share-based awards of $7,292 to eliminate the portion of the deferred tax asset relating to share-based compensation expense attributable to Cablevision corporate employees that was allocated to the Company prior to the Distribution; and (iii) a decrease in the deferred tax asset of $1,314 to reflect that certain compensation awards are no longer anticipated to be realized as a tax deduction pursuant to Internal Revenue Code Section 162(m).

In January 2011, the Company settled a New York City Unincorporated Business Tax audit for the years 2003 through 2005 for $2,253, including accrued interest, which approximated the related uncertain tax position liability as of December 31, 2010. The City of New York is currently auditing the Company’s Unincorporated Business Tax returns for the years 2006 through 2008.

The liability for uncertain tax positions, excluding accrued interest and associated deferred tax benefits, as of June 30, 2011 is $8,979. All of such unrecognized tax benefits, if recognized, would reduce the Company’s income tax expense and effective tax rate. As of the Distribution date, liabilities for uncertain tax positions of $56,409, accrued interest of $1,284, and the associated deferred tax asset of $2,358 were eliminated and recorded as a deemed capital contribution, net in the consolidated statement of stockholders’ (deficiency) equity as the liability for such uncertain tax positions became an obligation of Cablevision. Under the Company’s Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 6.     Intangible Assets

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Estimated Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation agreements and affiliate relationships	$911,357	$911,357	4 to 25 years
Advertiser relationships	103,723	103,723	3 to 10 years
Other amortizable intangible assets	24,840	24,840	4 to 10 years

	1,039,920	1,039,920

Accumulated amortization
Affiliation agreements and affiliate relationships	601,643	565,893
Advertiser relationships	88,425	84,684
Other amortizable intangible assets	24,524	24,461

	714,592	675,038

Amortizable intangible assets, net of accumulated amortization	325,328	364,882

Indefinite-lived intangible assets
Trademarks	19,900	19,900

Indefinite-lived intangible assets	19,900	19,900

Goodwill	83,173	83,173

Total intangible assets, net	$428,401	$467,955

Aggregate amortization expense
Six months ended June 30, 2011	$39,554

Estimated amortization expense
Year ending December 31, 2011	$79,109
Year ending December 31, 2012	64,436
Year ending December 31, 2013	31,678
Year ending December 31, 2014	9,765
Year ending December 31, 2015	9,746

Note 7.     Debt

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision, and was in connection with the Distribution of

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

AMC Networks from Cablevision consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011.

The Revolving Facility was not drawn upon on the Closing Date. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,311, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio), and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At June 30, 2011, the interest rate on the Term A Facility and the Term B Facility was 4.25% and 5.25%, respectively, reflecting a base rate for each plus the additional rate as described herein. In July 2011, AMC Networks converted the interest rates on the Term A Facility and the Term B Facility from a base rate to a Eurodollar rate resulting in a decrease in the interest rates to 2.19% and 4.00% on the Term A Facility and the Term B Facility, respectively.

All obligations under the Credit Facility are guaranteed jointly and severally by substantially all of AMC Networks’ existing and future domestic restricted subsidiaries as primary obligors in accordance with the Credit Facility. All obligations under the Credit Facility, including the guarantees of those obligations, are secured by substantially all of the assets of AMC Networks and these subsidiaries. Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Credit Facility or any of the Company’s other indebtedness.

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. The Credit Facility agreement also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 beginning September 30, 2011 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2016.

The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants effective September 30, 2011: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 7.00:1 initially, and decreasing in increments to 5.50:1 for periods on and after January 1, 2015; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Facility) of 2.50:1 initially, increasing to 2.75:1 for periods on and after January 1, 2014.

AMC Networks was in compliance with all of its financial covenants under its Credit Facility as of June 30, 2011.

The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving Facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.

The Company may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of June 30, 2011, the Company does not have any commitments for an incremental facility.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,162, which are being amortized, utilizing the effective interest method, to interest expense over the term of the Notes.

Interest on the Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2012.

The Notes may be redeemed, in whole or in part, at any time on or after July 15, 2016, at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on July 15, 2019.

In addition, if AMC Networks experiences a Change of Control (as defined in the Indenture), the holders of the Notes may require AMC Networks to repurchase for cash all or a portion of their Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).

AMC Networks is a holding company and has no operations of its own. The Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries (the “Subsidiary Guarantors”), in accordance with the Indenture. The guarantees under the Notes are full and unconditional and joint and several. Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Notes.

The Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its subsidiary guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.

AMC Networks entered into a registration rights agreement, dated as of June 30, 2011 (the “Registration Rights Agreement”), among AMC Networks, the Subsidiary Guarantors and the initial purchasers of the Notes, pursuant to which AMC Networks agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes which will have terms identical in all material respects to the Notes except that the registered notes will not contain terms that provide for restrictions on transfer, and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective by the SEC by July 1, 2012. In certain circumstances, AMC Networks may be required to file a shelf registration statement with the SEC registering the resale of the Notes by the holders thereof, in lieu of an exchange offer to such holders. AMC Networks will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the Registration Rights Agreement.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of Debt Maturities

Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of June 30, 2011, during the five years subsequent to December 31, 2010 and thereafter are as follows:

Years Ending December 31,
2011	$2,975
2012	34,200
2013	90,700
2014	147,200
2015	203,700
Thereafter	1,946,225

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, Rainbow National Services LLC (“RNS”), a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the Closing Date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the three and six months ended June 30, 2011.

RNS Senior Subordinated Notes (tender prices per note in dollars)

On June 15, 2011, RNS announced that it commenced a cash tender offer (the “Tender Offer”) for all of its outstanding $325,000 aggregate principal amount 10-3/8% senior subordinated notes due 2014 (the “RNS Senior Subordinated Notes”) for total consideration of $1,039.58 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,029.58 per $1,000 principal amount of notes plus an early tender premium of $10 per $1,000 principal amount of notes. The Tender Offer was made in connection with the Distribution of AMC Networks by Cablevision and was subject to certain conditions, including the completion of the Distribution.

In connection with the tender offer, on June 30, 2011 RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,304 have been recorded in loss on extinguishment of debt in the consolidated statement of income for the three and six months ended June 30, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financing costs in the consolidated statements of income for the three and six months ended June 30, 2011.

RNS Credit Facility Repayment

In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financing costs in the consolidated statements of income for the three and six months ended June 30, 2011.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Interest Rate Swap Agreements

From July 1, 2011 to August 11, 2011, the Company entered into primarily amortizing interest rate swap contracts with a total notional amount of $1,047,500 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt. These contracts were designated as hedges for accounting and tax purposes. As a result of these transactions, the interest rate paid on approximately 72% of the Company’s debt (excluding capital leases) as of June 30, 2011 will be effectively fixed (29% being fixed rate obligations and 43% will be effectively fixed through utilization of these interest rate swap contracts).

Prepayment of Term A Facility

From July 1, 2011, through August 11, 2011, the Company prepaid $50,000 of the outstanding balance under the Term A Facility of $1,124,353 (net of discount) at June 30, 2011. Amounts outstanding under the Term A Facility at June 30, 2011 have been classified in the consolidated balance sheet as long-term liabilities as the first repayment is not due until September 30, 2012.

Note 8.     Fair Value Measurement

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level I - Quoted prices for identical instruments in active markets.
•

Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	Level I	Level II	Level III	Total
At June 30, 2011:
Assets:
Cash equivalents (a)	$195,451	$—	$—	$195,451

At December 31, 2010:
Assets:
Cash equivalents (a)	$78,908	$—	$—	$78,908

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.

The Company’s cash equivalents at June 30, 2011 and December 31, 2010 are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Credit Facility Debt, Senior Notes and Senior Subordinated Notes

The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets are summarized as follows:

	June 30, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,706,372	$1,717,167
Senior notes	686,004	731,500

	$2,392,376	$2,448,667

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt (a)	$475,000	$475,000
Senior notes	299,552	300,750
Senior subordinated notes	324,071	337,188

	$1,098,623	$1,112,938

(a)	The carrying value of the Company’s credit facility debt at December 31, 2010, which bore interest at variable rates, approximated its fair value.

Fair value estimates related to the Company’s debt instruments presented above are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 9.     Segment Information

The Company classifies its operations into two reportable segments: National Networks, and International and Other. These reportable segments are strategic business units that are managed separately.

The Company generally allocates all corporate overhead costs, and includes such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning and information technology) as well as sales support functions and creative and production services to the Company’s two reportable segments.

The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	00000000	00000000	00000000	00000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
National Networks	$266,728	$241,397	$518,573	$473,433
International and Other	30,226	23,341	55,607	43,223
Inter-segment eliminations	(4,989)	(4,725)	(9,312)	(8,271)

Total	$291,965	$260,013	$564,868	$508,385

Inter-segment eliminations are primarily revenues recognized by the International and Other segment for the licensing of its program rights by the national programming networks and transmission revenues recognized by AMC Networks Broadcasting & Technology.

	00000000	00000000	00000000	00000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Inter-segment revenues
National Networks	$(185)	$(230)	$(255)	$(325)
International and Other	(4,804)	(4,495)	(9,057)	(7,946)

	$(4,989)	$(4,725)	$(9,312)	$(8,271)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	00000000	00000000	00000000	00000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted operating cash flow (deficit) from continuing operations
National Networks	$116,892	$108,790	$223,248	$209,062
International and Other	(4,758)	(6,010)	(11,862)	(15,549)
Inter-segment eliminations	(103)	(212)	193	402

	$112,031	$102,568	$211,579	$193,915

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization included in continuing operations
National Networks	$(21,741)	$(23,179)	$(43,052)	$(46,362)
International and Other	(3,518)	(3,485)	(7,133)	(6,992)

	$(25,259)	$(26,664)	$(50,185)	$(53,354)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense included in continuing operations
National Networks	$(3,635)	$(3,471)	$(6,785)	$(6,556)
International and Other	(878)	(843)	(1,705)	(1,602)

	$(4,513)	$(4,314)	$(8,490)	$(8,158)

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restructuring credit included in continuing operations
National Networks	$—	$—	$—	$—
International and Other	15	48	49	260

	$15	$48	$49	$260

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income (loss) from continuing operations
National Networks	$91,516	$82,140	$173,411	$156,144
International and Other	(9,139)	(10,290)	(20,651)	(23,883)
Inter-segment eliminations	(103)	(212)	193	402

	$82,274	$71,638	$152,953	$132,663

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	0000000	0000000	0000000	0000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations before income taxes
Total operating income for reportable segments	$82,274	$71,638	$152,953	$132,663
Items excluded from operating income:
Interest expense	(15,353)	(18,761)	(33,703)	(38,427)
Interest income	163	557	620	1,107
Write-off of deferred financing costs	(5,703)	—	(5,703)	—
Loss on extinguishment of debt	(14,518)	—	(14,518)	—
Miscellaneous, net	7	(185)	79	(159)

Income from continuing operations before income taxes	$46,870	$53,249	$99,728	$95,184

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the Company’s capital expenditures by reportable segment for the six months ended June 30:

	2011	2010
Capital expenditures
National Networks	$1,850	$450
International and Other	2,490	1,746

	$4,340	$2,196

Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Note 10.     Concentration of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.

The following individual customers accounted for the following percentages of the Company’s net revenues for the six months ended June 30:

	2011	2010
Customer 1	11%	11%
Customer 2	13%	13%

At June 30, 2011, Customer 2 represented 10% of the Company’s net trade receivable balances.

Note 11.     Commitments and Contingencies

Commitments

As of June 30, 2011, the Company’s off-balance sheet arrangements not reflected on the Company’s consolidated balance sheet increased approximately $116,700 to approximately $333,700 as compared to approximately $217,000 at December 31, 2010. The increase relates primarily to an increase in commitments for future program rights obligations.

Legal Matters

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network, LLC (“DISH Network”)) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment. The court also granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence and its motion to exclude DISH Network’s principal damages expert. The trial will be scheduled after DISH Network’s appeal of the latter two rulings.

In connection with the Distribution, CSC Holdings and AMC Networks and Rainbow Programming Holdings, LLC, an indirect wholly-owned subsidiary of AMC Networks (collectively, the “AMC Parties”) entered into an agreement (the “VOOM Litigation Agreement”) which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of the Company from VOOM HD. CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses in excess of amounts currently budgeted by the AMC Parties for the remainder of 2011.

Broadcast Music, Inc. Matter

Broadcast Music, Inc. (“BMI”), an organization that licenses the performance of musical compositions of its members, had alleged that certain of the Company’s subsidiaries require a license to exhibit musical compositions in its catalog. BMI agreed to interim fees based on revenues covering certain periods (generally the period commencing from the launch or acquisition of each of the Company’s programming networks). In May 2011, the parties reached an agreement with respect to the license fees for an amount that approximated the amount previously accrued, which was $7,040 at December 31, 2010.

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and RMH in New York Supreme Court. The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005. The matter is being handled under the direction of an independent committee of the board of directors of Cablevision. In connection with the Distribution Agreement, Cablevision indemnified the Company and RMH against any liabilities and expenses related to this lawsuit. Based on the indemnification and Cablevision’s and the Company’s assessment of this possible loss contingency, no provision has been made for this matter in the accompanying consolidated financial statements.

In addition to the matter discussed above, the Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of these other matters cannot be predicted with certainty and the impact of the final resolution of these other matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Note 12.     Equity Plans

Treatment of Share-Based Payment Awards After the AMC Networks Distribution

In connection with the Distribution and as provided for in Cablevision’s equity plans, each stock option and SAR outstanding at the effective date of the Distribution became two options or two SARs:, (i) one with respect to Cablevision’s CNYG Class A common stock and one with respect to the Company’s Class A common stock. The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Company’s option/SAR based on the weighted average trading price of the Company’s and Cablevision’s common shares for the 10 trading days subsequent to the Distribution and the underlying share amount took into account the 1:4 distribution ratio. As a result of this adjustment, approximately 73.59% of the pre-AMC Networks Distribution exercise price of options/SARs was allocated to the Cablevision options/SARs and approximately 26.41% was allocated to the Company’s new options/SARs.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Share-Based Payment Award Activity for Cablevision Restricted Shares

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2011:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2010	1,697,650	$16.16
Granted (a)	379,620	36.10
Vested	(354,300)	20.82
Awards forfeited	(46,340)	17.77
Net Transfers (b)(c)	140,520	14.59

Unvested award balance, June 30, 2011 (c)	1,817,150	$14.40

(a)	Following the Distribution, the restricted stock awards granted in March 2011 were canceled and reissued as AMC Networks restricted stock awards. Such reissued restricted stock awards granted to named executive officers of AMC Networks whose compensation is potentially subject to Section 162(m) of the Internal Revenue Service Code contain performance criteria related to the financial performance of AMC Networks.
(b)	Represents the net restricted shares for employees who transferred from the Company to Cablevision or from Cablevision to the Company.
(c)	In connection with the Distribution, restricted share grant date fair value amounts relating to activity occurring on and as of the Distribution date were adjusted to 73.59% of their pre-Distribution grant date fair value per share amount.

Note 13.	Affiliate Transactions

Allocations

The Company provides services to and receives services from Cablevision and its affiliates. The consolidated financial statements of the Company reflect the application of certain cost allocation policies of Cablevision. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the charged amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly owned company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Further, as many of these transactions are conducted between subsidiaries under common control of the Dolan Family, amounts charged for these services may not represent amounts that might have been received or incurred if the transactions were based upon arm’s length negotiations.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income for the three and six months ended June 30, 2011 and 2010 related to transactions with or charges from Cablevision and its affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net	$8,028	$7,305	$15,968	$14,526

Operating expenses:
Technical and operating expenses:
Production services	$—	$(190)	$—	$(392)
Other support functions	152	140	270	276
Health and welfare plans	1,244	1,091	2,331	2,173

Total technical and operating expenses	$1,396	$1,041	$2,601	$2,057

Selling, general and administrative expenses:
Corporate general and administrative costs, net	$7,728	$8,142	$15,467	$16,274
Management fees	7,218	6,438	13,958	12,656
Health and welfare plans	1,256	988	2,296	2,037
Advertising expense	1,006	395	1,331	580
Production services	(364)	—	(557)	—
Other support functions	288	5	360	12
Sales support and other functions, net	847	769	2,120	1,470
Share-based compensation	4,513	4,314	8,490	8,158
Long-term incentive plans	3,967	4,008	7,285	7,765

Total selling, general and administrative expenses	$26,459	$25,059	$50,750	$48,952

Revenues, net

The Company recorded affiliation fee revenues earned, net of amortization of deferred carriage fees, under affiliation agreements with companies owned by Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with affiliates of Cablevision to provide various transponder, technical and support services through 2020.

Operating Expenses

Production Services

The Company provides various studio production services to affiliates of Cablevision, for which the charges are reflected as a reduction of the related expenses.

Other Support Functions

Affiliates of Cablevision provide various digital media and administrative support functions which primarily include salaries and facilities costs charged to the Company.

Health and Welfare Plans

Employees of the Company participate in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Corporate General and Administrative Costs, net

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning, information technology, etc.), have been charged to the Company by Cablevision. Additionally, the Company charges affiliates of Cablevision for a portion of the Company’s leased facilities utilized by such affiliates. Such costs allocated to the Company have been included in selling, general and administrative expenses and such cost reimbursements are recorded as a reduction to selling, general and administrative expenses. See also Transition Services Agreement below.

Management Fees

Through the Distribution date, the Company paid Cablevision a management fee pursuant to a consulting agreement between Cablevision and certain of the Company’s subsidiaries. The consulting agreement was terminated on the Distribution date and the Company did not replace it.

Advertising

The Company incurs advertising expenses charged by subsidiaries and affiliates of Cablevision.

Sales Support and Other Functions, net

Affiliates of Cablevision provide advertising sales support functions to the Company, which primarily include salaries and general and administrative costs, which are recorded as a charge to selling, general and administrative expenses. Additionally, the Company provides affiliation support functions to an affiliate of Cablevision, which primarily includes salaries, facilities, and general and administrative costs. These charges are recorded as a reduction to selling, general and administrative expenses.

Share-based Compensation and Long-Term Incentive Plans Expense

Cablevision charges the Company its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income, and if not funded or satisfied by the Company, reflected as capital contributions from Cablevision in the Company’s consolidated financial statements. The long-term incentive plans are funded by the Company and aggregate liabilities of $18,563 and $28,934 related to these plans are included in accrued employee related costs and other long-term liabilities in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. These liabilities include certain performance-based awards for which the performance criteria had not been met as of June 30, 2011 as such awards are based on achievement of certain performance criteria through December 31, 2013. The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If it is subsequently determined that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

Treatment of Long-Term Incentive Plans After the Distribution

In 2011, 2010 and 2009, Cablevision granted three-year performance awards to certain executive officers and other members of the Company’s management under Cablevision’s 2006 Cash Incentive Plan. It is expected that the awards granted in 2010 and 2009 will be adjusted in light of the Distribution and the separation of the Company from the business of Cablevision. For awards granted in 2011, the performance metrics related to Cablevision were replaced with Company performance metrics. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities in the Company’s consolidated balance sheets until settled.

Deferred compensation awards granted by Cablevision pursuant to Cablevision’s Long-Term Incentive Plan (which was superseded by the Cash Incentive Plan in 2006) will be similarly unaffected by the Distribution. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities in the Company’s consolidated balance sheets until settled.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Transition Services Agreement

In connection with the Distribution, Cablevision and AMC Networks entered into a Transition Services Agreement under which, in exchange for the fees specified in such agreement, Cablevision agrees to provide transition services with regard to such areas as accounting, information systems, risk management and employee services, compensation and benefits. Under the Transition Services Agreement, AMC Networks also provides certain services to The Madison Square Garden Company (“MSG”) on behalf of Cablevision.

Under the Transition Services Agreement, AMC Networks provides transition services to Cablevision and MSG with regard to its information technology systems that AMC Networks, Cablevision and MSG may share. AMC Networks and Cablevision, as parties receiving services under the agreement, have agreed to indemnify the party providing services for losses incurred by such party that arise out of or are otherwise in connection with the provision by such party of services under the agreement, except to the extent that such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. Similarly, each party providing services under the agreement agrees to indemnify the party receiving services for losses incurred by such party that arise out of or are otherwise in connection with the indemnifying party’s provision of services under the agreement if such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;

•	demand for advertising inventory;

•	market demand for new programming services;

•

the demand for our programming among cable and other multichannel distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel distributors as “multichannel video distributors”) and our ability to maintain and renew affiliation agreements with multichannel video distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•	the highly competitive nature of the cable programming industry;

•	changes in both domestic and foreign laws or regulations under which we operate;

•	the outcome of litigation and other proceedings, including the matters described in the notes to our consolidated financial statements;

•	general economic conditions in the areas in which we operate;

•	market demand for our services internationally and for our film distribution business, and our ability to profitably provide those services;

•	the loss of any of our key personnel and artistic talent;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	the level of our expenses;

•	the level of our capital expenditures;

•	future acquisitions and dispositions of assets;

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein; and

•	the factors described under “Risk Factors” in our Registration Statement on Form 10, as filed with the Securities and Exchange Commission (“SEC”).

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction

Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Additional context can also be found in our Registration Statement on Form 10 filed with the SEC. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.

Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2011, as well as an analysis of our cash flows for the six months ended June 30, 2011 and 2010. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2011.

Business Overview

We manage our business through two reportable segments: (i) National Networks, which includes our four national programming networks (AMC, WE tv, IFC and Sundance Channel); and (ii) International and Other, which includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business; and VOOM HD. Our national networks are distributed throughout the United States (“U.S.”) by multichannel video distributors. In addition to our extensive U.S. distribution, AMC and Sundance Channel are available in Canada and Sundance Channel and WE tv are available in certain other countries throughout Europe and Asia.

VOOM HD historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and cable television distributors (“VOOM”). VOOM was available in the U.S. only on Cablevision’s cable television systems and on DISH Network. In December 2008, VOOM HD terminated the domestic offerings of VOOM. As of June 30, 2011, VOOM HD distributes programming content in Latin America. VOOM HD ceased distributing the Rush HD channel in Europe in April 2011. See also Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements.

We evaluate segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (“AOCF”) (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit). We have presented the components that reconcile AOCF to operating income. The table below sets forth, for the periods presented, certain historical financial information for our reportable segments. For more discussion of the historical financial information for our reportable segments, see Note 9, Segment Information, in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
National Networks	$266,728	$241,397	$518,573	$473,433
International and Other	30,226	23,341	55,607	43,223
Inter-segment eliminations	(4,989)	(4,725)	(9,312)	(8,271)

	$291,965	$260,013	$564,868	$508,385

Operating income (loss) from continuing operations
National Networks	$91,516	$82,140	$173,411	$156,144
International and Other	(9,139)	(10,290)	(20,651)	(23,883)
Inter-segment eliminations	(103)	(212)	193	402

	$82,274	$71,638	$152,953	$132,663

Adjusted operating cash flow (deficit) from continuing operations
National Networks	$116,892	$108,790	$223,248	$209,062
International and Other	(4,758)	(6,010)	(11,862)	(15,549)
Inter-segment eliminations	(103)	(212)	193	402

	$112,031	$102,568	$211,579	$193,915

National Networks

In our National Networks segment, which accounted for 92% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011, we earn revenues in two principal ways. First, we receive affiliation payments from distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee.

The second principal source of revenues is from advertising. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). In 2010, our national programming networks had approximately 800 advertisers representing companies in a broad range of sectors, including the food, health, retail and automotive industries. Our AMC and WE tv programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships, but since then it migrated to a traditional advertising sales model.

We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than do WE tv, IFC and Sundance Channel. WE tv, IFC and Sundance Channel, although carried by all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. IFC and Sundance Channel are currently carried primarily on digital tiers, while WE tv is carried on either analog expanded basic or digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase if distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services and the popularity (particularly within desirable demographic groups) of our services as measured by Nielsen.

Our principal goals are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. There is an increasing concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.

International and Other

Our International and Other segment includes the operations of AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business; and VOOM HD.

Although we view our international expansion as an important long-term strategy, international expansion is currently expected to represent only a small amount of our projected overall financial results over the next five years. However, international expansion could provide a benefit to our financial results if we were able to grow this portion of our business faster than expected. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory.

Corporate Expenses

Our historical results of operations reflected in our consolidated financial statements include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. See Note 13, Affiliate Transactions, in the accompanying consolidated financial statements for further discussion. As a separate, stand-alone public company, we are expanding our financial, administrative and other staff to support these new requirements. In addition, we are adding staff and systems to replace many of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, are expected to be lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date the Company paid a management fee calculated based on gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

Cautionary Note Concerning Historical Financial Statements

Our financial information does not necessarily reflect what our results of operations and financial position would have been if we had operated as an entity separate from Cablevision, our indirect parent, during the periods presented herein.

Impact of Economic Conditions

Our future performance is dependent, to a large extent, on general economic conditions including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Additional capital and credit market disruptions could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming networks from our distributors. We have experienced some of the effects of the recent economic downturn. Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

Consolidated Results of Operations

The following table sets forth on a historical basis certain items related to operations as a percentage of revenues, net for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$291,965	100%	$260,013	100%	$31,952
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	95,883	33	84,468	32	(11,415)
Selling, general and administrative	88,564	30	77,291	30	(11,273)
Restructuring credit	(15)	—	(48)	—	(33)
Depreciation and amortization	25,259	9	26,664	10	1,405

Operating income	82,274	28	71,638	28	10,636
Other income (expense):
Interest expense, net	(15,190)	(5)	(18,204)	(7)	3,014
Write-off of deferred financing costs	(5,703)	(2)	—	—	(5,703)
Loss on extinguishment of debt	(14,518)	(5)	—	—	(14,518)
Miscellaneous, net	7	—	(185)	—	192

Income from continuing operations before income taxes	46,870	16	53,249	20	(6,379)
Income tax expense	(19,812)	(7)	(22,737)	(9)	2,925

Income from continuing operations	27,058	9	30,512	12	(3,454)
Income (loss) from discontinued operations, net of income taxes	97	—	(8,411)	(3)	8,508

Net income	$27,155	9%	$22,101	8%	$5,054

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2011	2010
	Amount	Amount	Favorable (Unfavorable)
Operating income	$82,274	$71,638	$10,636
Share-based compensation	4,513	4,314	199
Restructuring credit	(15)	(48)	33
Depreciation and amortization	25,259	26,664	(1,405)

AOCF	$112,031	$102,568	$9,463

	Six Months Ended June 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$564,868	100%	$508,385	100%	$56,483
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	186,294	33	166,893	33	(19,401)
Selling, general and administrative	175,485	31	155,735	31	(19,750)
Restructuring credit	(49)	—	(260)	—	(211)
Depreciation and amortization	50,185	9	53,354	10	3,169

Operating income	152,953	27	132,663	26	20,290
Other income (expense):
Interest expense, net	(33,083)	(6)	(37,320)	(7)	4,237
Write-off of deferred financing costs	(5,703)	(1)	—	—	(5,703)
Loss on extinguishment of debt	(14,518)	(3)	—	—	(14,518)
Miscellaneous, net	79	—	(159)	—	238

Income from continuing operations before income taxes	99,728	18	95,184	19	4,544
Income tax expense	(42,948)	(8)	(40,643)	(8)	(2,305)

Income from continuing operations	56,780	10	54,541	11	2,239
Income (loss) from discontinued operations, net of income taxes	193	—	(19,007)	(4)	19,200

Net income	$56,973	10%	$35,534	7%	$21,439

The following is a reconciliation of operating income to AOCF:

	Six Months Ended June 30,
	2011	2010
	Amount	Amount	Favorable (Unfavorable)
Operating income	$152,953	$132,663	$20,290
Share-based compensation	8,490	8,158	332
Restructuring credit	(49)	(260)	211
Depreciation and amortization	50,185	53,354	(3,169)

AOCF	$211,579	$193,915	$17,664

Comparison of Consolidated Results – Overview

Consolidated Results – AMC Networks Inc.

We classify our operations into two reportable segments:

•

National Networks, consisting of our four nationally distributed programming networks, AMC, WE tv, IFC and Sundance Channel, which are distributed throughout the U.S. by multichannel video distributors; and

•

International and Other, consisting principally of AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business, and AMC Networks Broadcasting & Technology, our network technical services business, which supplies an array of services to the network programming industry, primarily to the programming networks of the Company. AMC and Sundance Channel are available in Canada and Sundance Channel and WE tv are available in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD.

On December 31, 2010, Rainbow Media Holdings LLC (“RMH”) transferred its membership interests in News 12 (regional news programming services), RASCO (a cable television advertising company) and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of the transfer have been presented in the consolidated statements of operations as discontinued operations for all periods presented. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Pursuant to a consulting agreement with Cablevision, until the Distribution date the Company paid a management fee calculated based on gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

As a separate, stand-alone public company, we are expanding our financial, administrative and other staff to support these new requirements. In addition, we are adding staff and systems to replace many of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, are expected to be lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). See Note 13, Affiliate Transactions, in the accompanying consolidated financial statements for a detailed discussion of corporate expenses allocated by Cablevision.

Our capital structure is different from the capital structure presented in the historical consolidated financial statements and accordingly, interest expense in periods after June 30, 2011 as a separate independent entity will be materially higher than the interest expense reflected in our historical consolidated financial statements.

Our consolidated results discussion focuses primarily on the relative performance of our two segments —National Networks and International and Other. Immediately following this discussion are sections that separately address the performance of each of our segments. In those sections, we provide more detailed analysis of the reasons for increases or decreases in the various line items at the segment level.

Comparison of Consolidated Three and Six Months Ended June 30, 2011 Versus Three and Six Months Ended June 30, 2010

Revenues, net for the three and six months ended June 30, 2011 increased $31,952 (12%) and $56,483 (11%) respectively, as compared to revenues, net for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Revenues of the National Networks segment	$25,331	$45,140
Revenues of the International and Other segment	6,885	12,384
Inter-segment eliminations	(264)	(1,041)

	$31,952	$56,483

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	amortization of program rights, including those for feature films and non-film programming, participation and residual costs, and distribution and production related costs; and

•	origination, transmission, uplinking, encryption and other programming operating costs.

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2011 increased $11,415 (14%) and $19,401 (12%) respectively, as compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Expenses of the National Networks segment	$7,338	$11,334
Expenses of the International and Other segment	4,407	8,783
Inter-segment eliminations	(330)	(716)

	$11,415	$19,401

As a percentage of revenues, technical and operating expenses were 33% for both the three and six months ended June 30, 2011, compared to 32% and 33% for the same periods in the prior year.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of facilities. Selling, general and administrative expenses increased $11,273 (15%) and $19,750 (13%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Expenses of the National Networks segment	$10,055	$19,849
Expenses of the International and Other segment	1,261	17
Inter-segment eliminations	(43)	(116)

	$11,273	$19,750

As a percentage of revenues, selling, general and administrative expenses were 30% for the three months ended June 30, 2011 and 2010 and 31% for the six months ended June 30, 2011 and 2010.

Depreciation and amortization decreased $1,405 (5%) and $3,169 (6%) for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The net decreases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Expenses of the National Networks segment	$(1,438)	$(3,310)
Expenses of the International and Other segment	33	141

	$(1,405)	$(3,169)

Adjusted operating cash flow increased $9,463 (9%) and $17,664 (9%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
AOCF of the National Networks segment	$8,102	$14,186
AOCF of the International and Other segment	1,252	3,687
Inter-segment eliminations	109	(209)

	$9,463	$17,664

Interest expense, net decreased $3,014 (17%) and $4,237 (11%) for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The net decreases are attributable to the following:

	Three Months	Six Months
Increase (decrease) due to:	Ended June 30, 2011
The repayment of the RNS senior notes in May 2011	$(3,500)	$(3,500)
The repayment of the promissory note to MSG in March 2010	—	(914)
Average debt balances	191	(311)
Higher average interest rates on our indebtedness	229	440
A decrease in interest income	394	487
Other	(328)	(439)

	$(3,014)	$(4,237)

Write-off of deferred financing costs of $5,703 for the three and six months ended June 30, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the Rainbow National Services LLC (“RNS”) 8  3/4% senior notes in May 2011, and $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10-3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution (see below for more information).

Loss on extinguishment of debt of $14,518 for the three and six months ended June 30, 2011 primarily represents $14,168 for the excess of the redemption price, premium paid and related fees over the carrying value of the $325,000 principal amount of the RNS 10-3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution (see below for more information).

Income tax expense: The Company recorded income tax expense attributable to continuing operations of $19,812 and $42,948 for the three and six months ended June 30, 2011, respectively, representing an effective tax rate of 42% and 43%, respectively. The effective tax rate was higher than the federal statutory rate of 35% due primarily to state income tax expense of $2,487 and $5,290, tax expense of $107 and $492 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $546 and $2,069 related to uncertain tax positions, including accrued interest, for the three and six months ended June 30, 2011, respectively.

The Company recorded income tax expense attributable to continuing operations of $22,737 and $40,643 for the three and six months ended June 30, 2010, respectively, representing an effective tax rate of 43% in both periods. The effective tax rate was higher than the federal statutory rate of 35% due primarily to state income tax expense of $2,886 and $5,162, tax expense of $349 and $707 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $407 and $802 related to uncertain tax positions, including accrued interest, for the three and six months ended June 30, 2010, respectively.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and six months ended June 30, 2011 and 2010 reflects the following items, net of related income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating results of News 12, RASCO and other entities transferred to Cablevision on December 31, 2010, net of income taxes	$—	$(8,513)	$—	$(19,211)
Other, net of income taxes	97	102	193	204

	$97	$(8,411)	$193	$(19,007)

Business Segment Results

National Networks

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our National Networks segment.

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$266,728	100%	$241,397	100%	$25,331
Technical and operating expenses (excluding depreciation and amortization)	79,726	30	72,388	30	(7,338)
Selling, general and administrative expenses	73,745	28	63,690	26	(10,055)
Depreciation and amortization	21,741	8	23,179	10	1,438

Operating income	$91,516	34%	$82,140	34%	$9,376

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$518,573	100%	$473,433	100%	$45,140
Technical and operating expenses (excluding depreciation and amortization)	155,620	30	144,286	30	(11,334)
Selling, general and administrative expenses	146,490	28	126,641	27	(19,849)
Depreciation and amortization	43,052	8	46,362	10	3,310

Operating income	$173,411	33%	$156,144	33%	$17,267

The following is a reconciliation of operating income to AOCF:

	00000000	00000000	00000000
	Three Months Ended June 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating income	$91,516	$82,140	$9,376
Share-based compensation	3,635	3,471	164
Depreciation and amortization	21,741	23,179	(1,438)

AOCF	$116,892	$108,790	$8,102

	Six Months Ended June 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating income	$173,411	$156,144	$17,267
Share-based compensation	6,785	6,556	229
Depreciation and amortization	43,052	46,362	(3,310)

AOCF	$223,248	$209,062	$14,186

Revenues, net for the three and six months ended June 30, 2011 increased $25,331 (10%) and $45,140 (10%), respectively, as compared to revenues, net for the same period in the prior year. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Advertising revenues primarily at AMC and WE tv resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, and to a lesser extent increases in advertising revenue at IFC. Prior to December 2010, IFC principally sold sponsorships, but since then it migrated to a traditional advertising sales model	$20,042	$33,003
Affiliation fee revenues primarily at AMC and WE tv resulting from increases in affiliation rates and subscribers (see below).	5,484	11,338
Other revenues primarily at AMC resulting from increased licensing revenues and digital download revenues derived from sales of our programming.	627	1,959
Intra-segment eliminations	(822)	(1,160)

	$25,331	$45,140

Revenue increases discussed above are primarily derived from an increase in contractual affiliation rates charged for our services, an increase in the number of subscribers and an increase in the prices and level of advertising on our networks. Affiliation fee revenues are generally based on a per subscriber fee under multi-year affiliation agreements, which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming. The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit and in certain advertising arrangements, guarantee specified viewer ratings. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser, resulting in revenue being deferred until such time as the guarantee has been met. Most of our advertising revenues vary based on the popularity of our programming as measured by Nielsen.

The following table presents certain subscriber information at June 30, 2011, March 31, 2011 and June 30, 2010:

	Estimated Domestic Subscribers
	June 30, 2011	March 31, 2011	June 30, 2010
National Programming Networks:
AMC (1)	97,000	96,800	95,900
WE tv (1)	77,300	77,000	76,900
IFC (1)	62,200	62,200	63,800
Sundance Channel (2)	40,300	40,100	39,000

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The Company believes the WE tv, IFC and Sundance Channel programming services may benefit from increased distribution, especially on the digital tiers of cable television distributors as digital penetration increases, and increased advertising/sponsorship revenues as cable networks, including advertiser-supported niche programming networks (such as WE tv and IFC), attract a greater advertising market share. These increases could potentially be offset by lower net effective rates per viewing subscriber for our programming services due to the consolidation of distributors and limited opportunities for increases in distribution in the U.S. for our substantially fully penetrated AMC programming service. Changes in the viewership ratings of our AMC, WE tv and IFC programming services may also significantly affect future advertising revenues. We believe that the decline in IFC subscribers shown as of June 30, 2011 as compared to June 30, 2010 may reflect the impact of changes in the Nielsen sample, as IFC did not have any negative tiering changes or lose any affiliate relationships during the relevant periods.

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2011 increased $7,338 (10%) and $11,334 (8%), respectively, as compared to the same period in 2010. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Amortization of program rights and series development/original programming costs	$5,764	$8,203
Programming related costs	1,646	3,291
Intra-segment eliminations	(72)	(160)

	$7,338	$11,334

The increase in amortization of program rights and series development/original programming costs for the three and six months ended June 30, 2011 as compared to the same periods in the prior year is due primarily to increased amortization of program rights at AMC and WE tv, partially offset by a decrease associated with series development costs at AMC and decreased amortization of program rights at Sundance Channel. The increase in programming related costs resulted principally from increased editing and formatting related costs.

As a percentage of revenues, technical and operating expenses were 30% for each of the three and six months ended June 30, 2011 and 2010.

There may be significant changes in the level of our technical and operating expenses from quarter to quarter and/or changes from year to year due to content acquisition and/or original programming costs. As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

Selling, general and administrative expenses increased $10,055 (16%) and $19,849 (16%) for the three and six months ended June 30, 2011 as compared to the same period in 2010. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011

Sales and marketing expenses for the three month period primarily at AMC and WE tv and for the six month period at IFC and WE tv and, to a lesser extent, AMC and Sundance Channel. The increase in marketing expenses resulted from the timing of promotion and marketing of original programming and the number of premieres that occurred during the period. Additionally, advertising sales related costs increased at IFC following the migration to an advertising sales model in December 2010

	$ 6,340	$ 14,769
Other general and administrative costs due primarily to costs incurred in anticipation of becoming a stand-alone public company and increased employee related expenses	3,545	5,043
Management fee	780	1,302
Share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	140	(265)
Intra-segment eliminations	(750)	(1,000)

	$ 10,055	$ 19,849

As a percentage of revenues, selling, general and administrative expenses increased to 28% for both the three and six months ended June 30, 2011 as compared to 26% and 27% for the same periods in the prior year, respectively.

The increase in sales and marketing costs is also due to an increase in advertising sales related expenses at AMC and WE tv due to increased advertising sales revenues for the three and six months ended June 30, 2011 as compared to the same periods in 2010. Management fees increased to $7,218 and $13,958 for the three and six months ended June 30, 2011, respectively, as compared to $6,438 and $12,656 for the same periods in 2010, respectively, due to the increased revenues at AMC and WE tv in 2011 as compared to 2010. Pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming

Depreciation and amortization decreased $1,438 (6%) and $3,310 (7%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Amortization expense decreased $1,885 and $3,771 for three and six months ended June 30, 2011 as compared to the same periods in 2010, respectively, primarily resulting from certain identifiable intangible assets of Sundance Channel becoming fully amortized in the fourth quarter of 2010. Depreciation expense increased $447 and $461 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, due primarily to the write-off of certain equipment no longer in use.

Adjusted operating cash flow increased $8,102 (7%) and $14,186 (7%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to an increase in revenues, net, partially offset by an increase in operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming premieres, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

International and Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our International and Other segment.

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$30,226	100%	$23,341	100%	$6,885
Technical and operating expenses (excluding depreciation and amortization)	20,773	69	16,366	70	(4,407)
Selling, general and administrative expenses	15,089	50	13,828	59	(1,261)
Restructuring credit	(15)	—	(48)	—	(33)
Depreciation and amortization	3,518	12	3,485	15	(33)

Operating loss	$(9,139)	(30)%	$(10,290)	(44)%	$1,151

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$55,607	100%	$43,223	100%	$12,384
Technical and operating expenses (excluding depreciation and amortization)	39,738	71	30,955	72	(8,783)
Selling, general and administrative expenses	29,436	53	29,419	68	(17)
Restructuring credit	(49)	—	(260)	(1)	(211)
Depreciation and amortization	7,133	13	6,992	16	(141)

Operating loss	$(20,651)	(37)%	$(23,883)	(55)%	$3,232

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended June 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating loss	$(9,139)	$(10,290)	$1,151
Share-based compensation	878	843	35
Restructuring credit	(15)	(48)	33
Depreciation and amortization	3,518	3,485	33

AOCF deficit	$(4,758)	$(6,010)	$1,252

	Six Months Ended June 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating loss	$(20,651)	$(23,883)	$3,232
Share-based compensation	1,705	1,602	103
Restructuring credit	(49)	(260)	211
Depreciation and amortization	7,133	6,992	141

AOCF deficit	$(11,862)	$(15,549)	$3,687

The International and Other segment includes the operating results of VOOM HD. As of June 30, 2011, VOOM HD distributes programming content in Latin America. The operating loss of VOOM HD of $66 and $4,557 for the three and six months ended June 30, 2011, respectively, included primarily legal fees, costs and related expenses of approximately $804 and $3,892 for the three and six months ended June 30, 2011, respectively, incurred in connection with the DISH Network contract dispute and technical expense of approximately $143 and $2,265 for the three and six months ended June 30, 2011, respectively, of which the six month amount resulted primarily from a reduction in the estimated useful life of program rights related to ceasing distribution of the Rush HD channel in Europe in April 2011. The operating loss of VOOM HD of $2,295 and $7,745 for the three and six months ended June 30, 2010, respectively, resulted primarily from legal fees, costs and related expenses incurred in connection with the DISH Network contract dispute.

Revenues, net for the three and six months ended June 30, 2011 increased $6,885 (29%) and $12,384 (29%) as compared to revenues, net for the same periods in the prior year, respectively. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Other revenues due primarily to increased electronic streaming and theatrical revenue at IFC Films for the three and six months and origination fee revenue at AMC Networks Broadcasting & Technology for the six months	$6,238	$9,402
Affiliation fee revenues principally from an increase in foreign affiliation fee revenues from the AMC Canadian distribution channel due to an increase in the number of Canadian distributors that carry the service and subscribers, as well as the strengthening of the Canadian dollar (certain affiliation agreements, which comprise the majority of revenue, with Canadian distributors are denominated in Canadian dollars) and, to a lesser extent, increased affiliation fee revenues of our other international distribution channels	1,737	4,477
Revenues, net at VOOM HD due to lower affiliation fee revenues	(538)	(1,052)
Intra-segment eliminations	(552)	(443)

	$6,885	$12,384

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2011 increased $4,407 (27%) and $8,783 (28%) as compared to the same periods in the prior year, respectively. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Costs at our international and other services (excluding VOOM) resulting primarily from increased content acquisition costs at IFC Films and, to a lesser extent, increased programming costs of certain AMC/Sundance Channel Global services	$5,105	$7,808
Programming costs at VOOM HD resulting primarily from a reduction in the estimated useful life of program rights related to ceasing distribution of the Rush HD channel in Europe in April 2011	(855)	360
Transmission and programming related expenses primarily at AMC/Sundance Channel Global	670	1,295
Intra-segment eliminations	(513)	(680)

	$4,407	$8,783

As a percentage of revenues, technical and operating expenses decreased to 69% and 71% for the three and six months ended June 30, 2011, respectively, as compared to 70% and 72% for the three and six months ended June 30, 2010, respectively.

Selling, general, and administrative expenses increased $1,261 (9%) and $17 (less than 1%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Six Months
Increase (decrease) in:	Ended June 30, 2011
Selling, general and administrative expenses at VOOM HD due primarily to lower legal fees, costs and related expenses in connection with the DISH Network contract dispute	$(1,784)	$(4,690)
Selling, marketing and advertising costs primarily at IFC Films due to increased spending on titles being distributed	2,365	3,242
General and administrative costs primarily at AMC/Sundance Channel Global and at IFC Films primarily due to costs incurred in anticipation of becoming a stand-alone public company for the three and six months and to an increase in employee related costs for the six months	674	1,356
Share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	18	116
Intra-segment eliminations	(12)	(7)

	$1,261	$17

The legal fees and other costs associated with the DISH Network contract dispute increase or decrease in periods based on the level of activity associated with the dispute in these periods and may increase in future periods.

As a percentage of revenues, selling, general and administrative expenses decreased to 50% and 53% for the three and six months ended June 30, 2011, respectively, as compared to 59% and 68% for the three and six months ended June 30, 2010, respectively.

Adjusted operating cash flow deficit decreased $1,252 (21%) and $3,687 (24%) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to an increase in revenues, net and a decrease in selling, general and administrative expenses for the three and six months ended June 30, 2011, partially offset by an increase in technical and operating expenses, excluding share-based compensation and depreciation and amortization expense, as discussed above.

Cash Flow Discussion

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $119,122 for the six months ended June 30, 2011 as compared to $131,806 for the six months ended June 30, 2010. The June 30, 2011 cash provided by operating activities resulted from $298,683 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $131,642, a decrease in accounts payable, accrued expenses and other liabilities of $29,968, an increase in prepaid expenses and other assets of $16,081 and a decrease of other net liabilities of $1,870.

The June 30, 2010 cash provided by operating activities resulted from $264,505 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $122,361, deferred carriage fee payments of $2,250, and an increase in other assets of $8,088.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $4,462 and $1,960, respectively, which consisted primarily of capital expenditures of $4,340 and $2,196 for the six months ended June 30, 2011 and 2010, respectively, primarily for the purchase of technical and transmission related equipment.

Financing Activities

Net cash provided by (used in) financing activities amounted to $2,857 for the six months ended June 30, 2011 as compared to $(72,072) for the six months ended June 30, 2010. In 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364, partially offset by the repayment of credit facility debt of $775,000, payments for the redemption of senior notes and senior subordinated notes, including tender premiums and fees of $638,365, deferred financing costs of $23,900 and principal payments on capital leases of $2,242. In 2010, financing activities consisted of repayment of a promissory note payable to an affiliate of Cablevision (see RMH Promissory Note discussion below) of $190,000, capital distributions to Cablevision of $28,450, repayment of credit facility debt of $42,500 and principal payments on capital leases of $2,040, partially offset by capital contributions from Cablevision of $190,918.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow (outflow) of $360 and $(16,743) for the six months ended June 30, 2011 and 2010, respectively.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $(16) for the six months ended June 30, 2011 as compared to $(12,516) for the six months ended June 30, 2010. The June 30, 2011 cash used in operating activities resulted from an increase in prepaid expenses and other assets of $16. The June 30, 2010 cash used in operating activities resulted from $26,007 of net loss excluding depreciation and amortization and other non-cash items, an increase in accounts receivable, trade of $3,603 and a decrease in other liabilities, net of $645, partially offset by an increase in cash resulting from a decrease in amounts due from affiliates, net of $17,739.

Investing Activities

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2010 was $3,390, which consisted of capital expenditures.

Liquidity and Capital Resources

Overview

The operations of the businesses that are included in our consolidated financial statements collectively have historically generated positive cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and development expenditure requirements.

We generated positive net cash from operating activities for the six months ended June 30, 2011 and for each of the three years ended December 31, 2010, 2009 and 2008. Sources of cash have included primarily cash flow from the operations of our businesses and borrowings under the revolving credit facilities of RNS, our indirect wholly-owned subsidiary. As discussed below, we terminated the RNS revolving credit facilities in connection with the Distribution, and replaced these facilities with a new revolving credit facility that we entered into in connection with the Distribution. Although we currently believe that amounts available under our revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Cablevision is not a guarantor of, and has not otherwise had any obligations relating to, the Company’s revolving credit facilities or any of our other indebtedness (see below). During the three years ended December 31, 2010 and for the six months ended June 30, 2011, we have serviced our debt exclusively through cash flows from our own operations or from financing sources independent of Cablevision, except in connection with the repayment of the RMH Promissory Note in March 2010, as discussed below.

Our principal uses of cash include our debt service, the acquisition and development of program rights and the net funding and investment requirements of our developing services. Our businesses do not require significant capital expenditures. As a percentage of revenues, net, capital expenditures were less than 2% for the years ended December 31, 2010 and 2009. In anticipation of the Distribution, commencing on January 1, 2011 we no longer funded the operations of those subsidiaries of RMH that were transferred to Cablevision on December 31, 2010.

As a result of our incurrence of the new AMC Networks debt in connection with the Distribution, our contractual debt obligations (including capital leases) increased to $2,410,425 as of June 30, 2011 from $1,055,451 as of December 31, 2010. We believe that a combination of cash-on-hand, cash generated from operating activities, and availability under our revolving credit facility will provide sufficient liquidity to service the increased principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the new AMC Networks debt. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay or refinance this indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

Our increased amount of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.

The following table summarizes our outstanding debt, including capital lease obligations, interest expense and capital expenditures as of and for the six months ended June 30, 2011:

Credit facility	$1,706,372
Capital lease obligations	18,049
Senior notes	686,004

Total debt	$2,410,425

Interest expense	$33,703

Capital expenditures	$4,340

As a result of the incurrence of the new AMC Networks debt in connection with the Distribution, the total amounts payable during the five years subsequent to December 31, 2010 and thereafter, including capital leases and related interest (based on the prevailing interest rates at June 30, 2011), as of June 30, 2011 are as follows:

Years Ending December 31,
2011	$73,470
2012	171,046
2013	225,225
2014	276,838
2015	326,016
Thereafter	2,380,461

Total	$3,453,056

Debt Financing Agreements

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision, and was in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt.

The Revolving Facility was not drawn upon on the Closing Date. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,311, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio), and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At June 30, 2011, the interest rate on the Term A Facility and the Term B Facility was 4.25% and 5.25%, respectively, reflecting a base rate for each plus the additional rate as described herein. In July 2011, AMC Networks converted the interest rates on the Term A Facility and the Term B Facility from a base rate to a Eurodollar rate resulting in a decrease in the interest rates to 2.19% and 4.00% on the Term A Facility and the Term B Facility, respectively.

All obligations under the Credit Facility are guaranteed jointly and severally by substantially all of AMC Networks’ existing and future domestic restricted subsidiaries as primary obligors in accordance with the Credit Facility. All obligations under the Credit Facility, including the guarantees of those obligations, are secured by substantially all of the assets of AMC Networks and these subsidiaries. Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Credit Facility or any of the Company’s other indebtedness.

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. The Credit Facility agreement also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through

June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 beginning September 30, 2011 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2016.

From July 1, 2011, through August 11, 2011, we prepaid $50,000 of the outstanding balance under the Term A Facility of $1,124,353 (net of discount) at June 30, 2011.

The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants effective September 30, 2011: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 7.00:1 initially, and decreasing in increments to 5.50:1 for periods on and after January 1, 2015; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Facility) of 2.50:1 initially, increasing to 2.75:1 for periods on and after January 1, 2014.

AMC Networks was in compliance with all of its covenants under its Credit Facility as of June 30, 2011.

The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving Facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.

The Company may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of June 30, 2011, the Company does not have any commitments for an incremental facility.

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,162, which are being amortized, using the effective interest method, to interest expense over the term of the Notes.

Interest on the Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2012.

The Notes may be redeemed, in whole or in part, at any time on or after July 15, 2016, at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on July 15, 2019.

In addition, if AMC Networks experiences a Change of Control (as defined in the Indenture), the holders of the Notes may require AMC Networks to repurchase for cash all or a portion of their Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).

AMC Networks is a holding company and has no operations of its own. The Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries (the “Subsidiary Guarantors”), in accordance with the Indenture. The guarantees under the Notes are full and unconditional and joint and several. Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Notes.

The Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its subsidiary guarantors including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.

AMC Networks was in compliance with all of its covenants under its Indenture as of June 30, 2011.

AMC Networks entered into a registration rights agreement, dated as of June 30, 2011 (the “Registration Rights Agreement”), among AMC Networks, the Subsidiary Guarantors and the initial purchasers of the Notes, pursuant to which AMC Networks agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes which will have terms identical in all material respects to the Notes except that the registered notes will not contain terms that provide for restrictions on transfer, and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective by the SEC by July 1, 2012. In certain circumstances, AMC Networks may be required to file a shelf registration statement with the SEC registering the resale of the Notes by the holders thereof, in lieu of an exchange offer to such holders. AMC Networks will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the Registration Rights Agreement.

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, RNS, a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the Closing Date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on early extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the three and six months ended June 30, 2011.

RNS Senior Subordinated Notes (tender prices per note in dollars)

On June 15, 2011, RNS announced that it commenced a cash tender offer (the “Tender Offer”) for all of its outstanding $325,000 aggregate principal amount 10-3/8% senior subordinated notes due 2014 (the “RNS Senior Subordinated Notes”) for total consideration of $1,039.58 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,029.58 per $1,000 principal amount of notes plus an early tender premium of $10 per $1,000 principal amount of notes. The Tender Offer was made in connection with the Distribution of AMC Networks by Cablevision and was subject to certain conditions, including the completion of the Distribution.

In connection with the tender offer, on June 30, 2011, RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,304 have been recorded in loss on early extinguishment of debt in the consolidated statement of income for the three and six months ended June 30, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financings costs in the consolidated statements of income for the three and six months ended June 30, 2011.

RNS Credit Facility Repayment

In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financings costs in the consolidated statements of income for the three and six months ended June 30, 2011.

RMH Promissory Note

At December 31, 2009, RMH had a $190,000 intercompany payable to Madison Square Garden, L.P., a subsidiary of MSG, an affiliate of Cablevision, in the form of a non-interest bearing advance. On January 28, 2010, in connection with the spin-off of MSG from Cablevision, the intercompany advance was replaced with a promissory note having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010. In March 2010, the $190,000 of indebtedness was repaid, including $914 of interest accrued from January 28, 2010 through the date of repayment, which was funded by a capital contribution from Cablevision.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2011, our off-balance sheet arrangements not reflected on the consolidated balance sheet increased approximately $116,700 to approximately $333,700 as compared to approximately $217,000 at December 31, 2010. The increase relates primarily to an increase of commitments for future program rights obligations.

The incurrence of the new AMC Networks debt significantly increased our contractual debt obligations and interest (based on the prevailing interest rates at June 30, 2011), including capital leases for periods subsequent to the Distribution to $3,453,056 at June 30, 2011 from $1,308,824 at December 31, 2010. We estimate that payments due with respect to the New AMC Networks Debt (including principal and interest payments) will be $73,470, $396,271, $602,854 and $2,380,461, respectively, during year 1, years 2-3, years 4-5 and after year 5.

Managing our Interest Rate Risk

To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that are creditworthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. There were no outstanding interest rate swap contracts as of June 30, 2011.

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.

As of June 30, 2011, we have $2,392,376 of debt outstanding (excluding capital leases), of which $1,706,372 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2011 could have an adverse effect on our annual interest expense of approximately $17,064.

From July 1, 2011 to August 11, 2011, the Company entered into primarily amortizing interest rate swap contracts with a total notional amount of $1,047,500 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt. These contracts were designated as hedges for accounting and tax purposes. As a result of these transactions, the interest rate paid on approximately 72% of the Company’s debt (excluding capital leases) as of June 30, 2011 will be effectively fixed (29% being fixed rate obligations and 43% will be effectively fixed through utilization of these interest rate swap contracts).

Recently Issued But Not Yet Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is to be applied prospectively and is effective for the Company on January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The main provisions of ASU No. 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU No. 2011-05 is to be applied retrospectively. ASU No. 2011-05 is effective for the Company on January 1, 2012. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts included in the following discussion under this Item 3 are presented in thousands.

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2011, the fair value of our fixed rate debt of $731,500 was more than its carrying value of $686,004 by $45,496. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2011 would increase the estimated fair value of our fixed rate debt by approximately $45,400 to approximately $776,900. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of AMC Networks’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control

During the three months ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, Commitments and Contingencies, in the accompanying consolidated financial statements.

Item 6.	Exhibits

(a) Index to Exhibits.

10.1	Form of AMC Networks Inc. Non-Employee Director Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC NETWORKS INC.

Date: August 11, 2011	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer