Form 10-Q
period 2011-09-30
AMC Networks Inc.
filed 2011-11-10
CIK 1514991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The number of shares of common stock outstanding as of November 1, 2011:

Class A Common Stock par value $0.01 per share	58,325,515
Class B Common Stock par value $0.01 per share	13,534,408

AMC NETWORKS INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$224,959	$79,960
Accounts receivable, trade (less allowance for doubtful accounts of $8,717 and $8,321)	232,610	242,699
Amounts due from affiliates, net	9,508	6,840
Program rights, net	217,024	186,475
Prepaid expenses and other current assets	53,446	42,950
Deferred tax asset, net	77,856	7,516

Total current assets	815,403	566,440
Property and equipment, net of accumulated depreciation of $171,933 and $156,885	60,565	68,977
Program rights, net	738,659	597,355
Amounts due from affiliates	3,289	3,502
Note receivable from affiliate	—	16,832
Deferred tax asset, net	—	41,250
Deferred carriage fees, net	53,236	69,343
Amortizable intangible assets, net of accumulated amortization of $734,370 and $675,038	305,550	364,882
Indefinite-lived intangible assets	19,900	19,900
Goodwill	83,173	83,173
Other assets	15,484	15,043
Deferred financing costs, net of accumulated amortization of $1,280 and $16,388	26,198	7,199

Total assets	$2,121,457	$1,853,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$41,583	$46,459
Accrued liabilities:
Interest	17,383	20,046
Employee related costs	46,601	44,578
Deferred carriage fees payable	1,143	2,218
Other accrued expenses	11,711	23,888
Amounts due to affiliates, net	10,418	10,678
Program rights obligations	139,417	116,190
Deferred revenue	19,507	17,859
Credit facility debt	5,950	50,000
Capital lease obligations	2,171	4,575

Total current liabilities	295,884	336,491
Program rights obligations	436,728	338,635
Senior notes	686,217	299,552
Senior subordinated notes	—	324,071
Credit facility debt	1,649,568	425,000
Capital lease obligations	14,703	15,677
Deferred tax liability, net	51,948	—
Other liabilities	51,906	89,639

Total liabilities	3,186,954	1,829,065

Commitments and contingencies
Stockholders’ (deficiency) equity
Class A common stock, $.01 par value, 360,000,000 shares authorized, 58,348,759 shares issued and 58,297,337 shares outstanding	583	—
Class B common stock, $.01 par value, 90,000,000 shares authorized, 13,534,408 shares issued and outstanding	135	—
Paid-in capital	—	181,724
Accumulated deficit	(1,055,239)	(156,893)
Treasury stock, at cost (51,422 shares Class A common stock)	(83)	—
Accumulated other comprehensive loss	(10,893)	—

Total stockholders’ (deficiency) equity	(1,065,497)	24,831

Total liabilities and stockholders’ (deficiency) equity	$2,121,457	$1,853,896

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $7,901, $7,211, $23,869 and $21,737, respectively)	$283,914	$271,433	$848,782	$779,818

Operating expenses:
Technical and operating (excluding depreciation and amortization and including charges from affiliates of $1,292, $914, $3,893 and $2,971, respectively)	96,420	87,801	282,714	254,694
Selling, general and administrative (including charges from affiliates of $3,184, $25,879, $53,934 and $74,832, respectively)	68,229	80,737	243,714	236,472
Restructuring credit	(191)	(579)	(240)	(839)
Depreciation and amortization	25,012	26,542	75,197	79,896

	189,470	194,501	601,385	570,223

Operating income	94,444	76,932	247,397	209,595

Other income (expense):
Interest expense	(31,789)	(18,709)	(65,492)	(57,136)
Interest income	318	595	938	1,702
Write-off of deferred financing costs	—	—	(5,703)	—
Loss on extinguishment of debt	(17)	—	(14,535)	—
Miscellaneous, net	(199)	67	(120)	(92)

	(31,687)	(18,047)	(84,912)	(55,526)

Income from continuing operations before income taxes	62,757	58,885	162,485	154,069
Income tax expense	(22,440)	(25,144)	(65,388)	(65,787)

Income from continuing operations	40,317	33,741	97,097	88,282
Loss from discontinued operations, net of income taxes	(314)	(8,482)	(121)	(27,489)

Net income	$40,003	$25,259	$96,976	$60,793

Basic net income (loss) per share:

Income from continuing operations	$0.58	$0.49	$1.40	$1.28

Loss from discontinued operations	$—	$(0.12)	$—	$(0.40)

Net income	$0.58	$0.37	$1.40	$0.88

Basic weighted average common shares	69,284	69,161	69,203	69,161

Diluted net income (loss) per share:

Income from continuing operations	$0.56	$0.49	$1.38	$1.28

Loss from discontinued operations	$—	$(0.12)	$—	$(0.40)

Net income	$0.55	$0.37	$1.38	$0.88

Diluted weighted average common shares	72,268	69,161	70,209	69,161

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Nine Months Ended September 30, 2011

(Dollars in thousands)

(Unaudited)

Balance, December 31, 2010	$24,831
Cash capital contributions from Cablevision	20,813
Cash capital distributions to Cablevision	(20,813)
Non-cash capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Note 4)	(6,602)
Non-cash capital distribution associated with the issuance of debt to Cablevision (see Note 1)	(1,250,000)
Non-cash capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 5)	44,508
Non-cash capital contribution related to the utilization of Cablevision tax losses (see Note 5)	37,912
Non-cash capital distribution of promissory note receivable to Cablevision (see Note 4)	(17,113)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	8,343
Other non-cash capital distributions, net	(156)
Share-based compensation expense subsequent to the Distribution	4,320
Proceeds from exercise of stock options	2,460
Treasury stock acquired from forfeiture and acquisition of restricted shares (see Note 13)	(83)
Accumulated other comprehensive loss relating to interest rate swap contracts designated as cash flow hedges, net of income taxes (see Note 9)	(10,893)
Net income	96,976

Balance, September 30, 2011	$(1,065,497)

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$97,097	$88,282
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	75,197	79,896
Share-based compensation expense related to equity classified awards	4,320	—
Share-based compensation expense allocations related to Cablevision equity classified awards prior to the Distribution	8,343	12,053
Amortization and write-off of program rights	174,216	149,855
Amortization of deferred carriage fees	17,972	18,879
Amortization of deferred financing costs and discounts on indebtedness	3,863	2,828
Write-off of deferred financing costs	5,703	—
Loss on extinguishment of debt	14,535	—
Provision for doubtful accounts	670	424
Deferred income taxes	53,275	60,239
Changes in assets and liabilities:
Accounts receivable, trade	9,419	(16,932)
Amounts due from/to affiliates, net	(9,333)	8,956
Prepaid expenses and other assets	(11,279)	31,928
Program rights	(346,269)	(275,409)
Deferred carriage fees	(1,865)	(2,038)
Accounts payable, accrued expenses and other liabilities	(13,484)	(5,868)
Program rights obligations	121,320	41,511
Deferred carriage fees payable	(1,339)	(221)

Net cash provided by operating activities	202,361	194,383

Cash flows from investing activities:
Capital expenditures	(7,129)	(7,021)
Payment for acquisition of a business	(270)	(320)
Proceeds from sale of equipment, net of costs of disposal	13	326

Net cash used in investing activities	(7,386)	(7,015)

Cash flows from financing activities:
Capital contributions from Cablevision	20,813	190,918
Capital distributions to Cablevision	(20,813)	(39,890)
Repayment of credit facility debt	(826,488)	(58,750)
Redemption of senior notes	(300,000)	—
Redemption of senior subordinated notes, including tender premium and fees	(338,365)	—
Additions to deferred financing costs	(26,599)	—
Proceeds from credit facility debt	1,442,364	—
Purchase of treasury stock	(83)	—
Proceeds from stock option exercises	2,460	—
Repayment of note payable to affiliate	—	(190,000)
Principal payments on capital lease obligations	(3,417)	(3,048)

Net cash used in financing activities	(50,128)	(100,770)

Net increase in cash and cash equivalents from continuing operations	144,847	86,598

Cash flows from discontinued operations:
Net cash used in operating activities	(410)	(37,667)
Net cash provided by (used in) investing activities	562	(5,685)
Net cash used in financing activities	—	—
Effect of change in cash related to net assets distributed to Cablevision	—	(5,917)

Net increase (decrease) in cash and cash equivalents from discontinued operations	152	(49,269)

Cash and cash equivalents at beginning of period	79,960	29,828

Cash and cash equivalents at end of period	$224,959	$67,157

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

(Unaudited)

Note 1. Business

Nature of Operations

AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun-off the Company (the “Distribution”) and the Company became an independent public company. The Company is comprised of two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel distribution platforms, including direct broadcast satellite and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel distributors as “multichannel video distributors” or “distributors”); and

•

International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology (formerly Rainbow Network Communications), the Company’s network technical services business, which supplies an array of services to the network programming industry, primarily to the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which distributes programming content in Latin America. VOOM HD ceased distributing the Rush HD channel in Europe in April 2011.

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

As part of the Distribution, the Company incurred $2,425,000 of debt (the “New AMC Networks Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 7). Approximately $1,063,000 of the proceeds of the New AMC Networks Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of New AMC Networks Debt was issued to CSC Holdings, LLC (“CSC Holdings”), a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such New AMC Networks Debt being held by third party investors.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

On December 31, 2010, Rainbow Media Holdings LLC (“RMH”) transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (a cable television advertising company) and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of the transfer have been presented in the consolidated statements of income as discontinued operations for all periods presented. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.

Note 2. Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these unaudited consolidated financial statements do not include all the information and notes required for complete annual financial statements.

These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s Registration Statement on Form 10 filed with the SEC.

The Company’s consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The financial position, results of operations and cash flows of the Company for those periods could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision. The Company’s consolidated financial statements after the Distribution reflect certain revenues and expenses related to transactions with or charges from Cablevision and other affiliates as described in Note 15.

The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011, including as a result of the Company becoming a separate independent entity and the incurrence of the New AMC Networks Debt. The Company’s capital structure after the Distribution is different from the capital structure presented in the historical consolidated financial statements for periods prior to the Distribution and accordingly, interest expense through the Distribution date is not necessarily indicative of the interest expense that the Company would have incurred as a separate independent entity.

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

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted ASU 2010-28 effective January 1, 2011. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU 2009-13 was adopted on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 is to be applied retrospectively and early adoption is permitted. ASU 2011-05 is effective for the Company on January 1, 2012. The Company has not yet determined which presentation method it will adopt.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share (“EPS”) is based upon net income (loss) divided by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the dilutive effects of stock options (including those held by directors and employees of affiliates of the Company) and restricted shares (including those held by employees of affiliates of the Company).

The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	69,284,000	69,161,000	69,203,000	69,161,000
Effect of dilution:
Stock options	1,083,000	—	365,000	—
Restricted shares	1,901,000	—	641,000	—

Diluted weighted average shares outstanding	72,268,000	69,161,000	70,209,000	69,161,000

Approximately 149,000 restricted shares issued pursuant to the Company’s employee stock plan have been excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2011, respectively, since the performance criteria on these awards has not yet been satisfied.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The number of shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2010 of approximately 69,161,000, represents the number of shares of Company common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision options and restricted share awards previously granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted net income per share in periods subsequent to the Distribution.

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

During the nine months ended September 30, 2011 and 2010, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2011	2010
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital contributions related to the utilization of Cablevision tax losses (see Note 5)	$37,912	$48,235
Deemed capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 5)	44,508	—
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	(17,113)	—
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	(6,602)	—
Deemed capital distribution associated with the issuance of debt to Cablevision (see Note 1)	(1,250,000)	—
Increase in capital lease obligations and related assets	39	—
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	8,343	12,053

Supplemental Data:
Cash interest paid – continuing operations	64,300	69,580
Cash interest paid – discontinued operations	—	—
Income taxes paid – continuing operations	8,289	3,861
Income taxes paid – discontinued operations	—	5

Promissory Note

In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. As of December 31, 2010, RMH had extended advances against this promissory note aggregating $16,832. Interest income recognized by RMH related to this note amounted to $0 and $169 for the three months ended September 30, 2011 and 2010, respectively, and $120 and $362 for the nine months ended September 30, 2011 and 2010, respectively. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution amounting to $17,113, including principal and accrued and unpaid interest, is

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

reflected as a capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011.

Employee Matters Agreement

In connection with the Distribution, AMC Networks entered into an Employee Matters Agreement with Cablevision which allocated assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. As a result of such agreement, AMC Networks recorded a net receivable from Cablevision of $876, an increase in accrued employee related costs of $7,478 and a capital distribution of $6,602 which decreased additional paid in capital in the Company’s statement of stockholders’ (deficiency) equity for the transfer to the Company from Cablevision of the obligations related to the Company’s employees’ participant accounts in the Cablevision Excess Savings Plan $(3,616) and the Cablevision Excess Cash Balance Pension Plan $(3,862) and for the Company’s obligation to Cablevision for the $6,193 unfunded liability associated with Company employee participants in Cablevision’s Cash Balance Pension Plan. In addition, the Company reduced its long-term incentive plan and stock appreciation right (“SAR”) liabilities and increased due to affiliates by $6,742 for its obligation to pay Cablevision for its allocated share of the related expense for Cablevision corporate employees through June 30, 2011.

Note 5. Income Taxes

Income tax expense attributable to continuing operations was $22,440 and $65,388 for the three and nine months ended September 30, 2011, respectively, representing an effective tax rate of 36% and 40%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,272 and $6,562, tax benefit of $2,674 and $2,182 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $839 and $2,908 related to uncertain tax positions, including accrued interest, for the three and nine months ended September 30, 2011, respectively.

Income tax expense attributable to continuing operations was $25,144 and $65,787 for the three and nine months ended September 30, 2010, respectively, representing an effective tax rate of 43% in both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $3,219 and $8,381, tax expense of $397 and $1,104 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $446 and $1,248 related to uncertain tax positions, including accrued interest, for the three and nine months ended September 30, 2010, respectively.

At September 30, 2011, the Company had estimated federal net operating loss carry forwards (“NOLs”) of approximately $184,000, expiring on various dates from 2024 through 2026, and foreign tax credit carry forwards of approximately $12,000, expiring on various dates from 2014 through 2021.

At September 30, 2011, the liability for uncertain tax positions was $10,052, excluding the accrued interest liability of $2,021 and associated deferred tax assets of $4,267. All of such unrecognized tax benefits, if recognized, would reduce the Company’s income tax expense and effective tax rate. The Company’s policy is to include any interest on income taxes in income tax expense. As of the Distribution date, liabilities for uncertain tax positions of $56,409, accrued interest of $1,284, and the associated deferred tax assets of $2,358 were eliminated and recorded as a deemed capital contribution, net in the consolidated statement of stockholders’ (deficiency) equity as the liability for such uncertain tax positions became an obligation of Cablevision. Under the Company’s Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax.

In January 2011, the Company settled a New York City Unincorporated Business Tax audit for the years 2003 through 2005 for $2,253, including accrued interest, which approximated the related uncertain tax position liability as of December 31, 2010. The City of New York is currently auditing the Company’s Unincorporated Business Tax returns for the years 2006 through 2008.

For periods prior to the Distribution, the Company’s taxable income or loss was included in the consolidated federal and certain state and local income tax returns of Cablevision. The reductions in taxes payable realized by the Company through the utilization of Cablevision’s NOLs during such periods are reflected as deemed capital contributions in the periods of utilization and are adjusted for true-ups in subsequent periods. Accordingly, a deemed capital contribution, net of $37,912 was recorded in the consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011 to reflect the estimated NOLs of Cablevision used by the Company.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

As a result of the Distribution, the following adjustments to the deferred tax assets and liabilities were recorded as a deemed capital distribution, net in the consolidated statement of stockholders’ (deficiency) equity as of the Distribution date: (i) a decrease in the net deferred tax assets of $2,392 to reflect the lower stand-alone estimated applicable corporate tax rates, (ii) a decrease in the deferred tax asset for share-based awards of $7,292 to eliminate the portion of the deferred tax asset relating to share-based compensation expense attributable to Cablevision corporate employees that was allocated to the Company prior to the Distribution; and (iii) a decrease in the deferred tax asset of $1,314 to reflect that certain compensation awards are no longer anticipated to be realized as a tax deduction pursuant to Internal Revenue Code Section 162(m).

Note 6. Intangible Assets

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Estimated Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation agreements and affiliate relationships	$911,357	$911,357	4 to 25 years
Advertiser relationships	103,723	103,723	3 to 10 years
Other amortizable intangible assets	24,840	24,840	4 to 10 years

	1,039,920	1,039,920

Accumulated amortization
Affiliation agreements and affiliate relationships	619,518	565,893
Advertiser relationships	90,296	84,684
Other amortizable intangible assets	24,556	24,461

	734,370	675,038

Amortizable intangible assets, net of accumulated amortization	305,550	364,882

Indefinite-lived intangible assets
Trademarks	19,900	19,900

Goodwill	83,173	83,173

Total intangible assets, net	$408,623	$467,955

Aggregate amortization expense
Nine months ended September 30, 2011	$59,332

Estimated amortization expense
Year ending December 31, 2011	$79,109
Year ending December 31, 2012	64,436
Year ending December 31, 2013	31,678
Year ending December 31, 2014	9,765
Year ending December 31, 2015	9,746

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 7. Debt

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision, and was in connection with the Distribution of AMC Networks from Cablevision consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011.

The Revolving Facility was not drawn upon on the Closing Date and remains undrawn at September 30, 2011. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,328, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio), and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At September 30, 2011, the interest rate on the Term A Facility and the Term B Facility was 2.23% and 4.00%, respectively, reflecting a Eurodollar rate for each plus the additional rate as described herein.

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

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time (see below for a discussion of voluntary prepayments of the Term A facility made during the third quarter of 2011 and October 2011). The Credit Facility agreement also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 beginning September 30, 2011 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the Revolving Facility are due at maturity on June 30, 2016.

The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants effective September 30, 2011: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 7.00:1 initially, and decreasing in increments to 5.50:1 for periods on and after January 1, 2015;

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

The Company may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of September 30, 2011, the Company does not have any commitments for an incremental facility.

AMC Networks was in compliance with all of its financial covenants under its Credit Facility as of September 30, 2011.

Voluntary Prepayments of Term A Facility

During the third quarter of 2011, the Company voluntarily prepaid $50,000 of the outstanding balance under the Term A Facility. In October 2011, the Company voluntarily prepaid an additional $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due. As a result, the next required quarterly installment under the Term A Facility is due on December 31, 2013 in the amount of $13,000. Quarterly installments due under the Term A Facility subsequent to December 31, 2013 remain unchanged.

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,150, which are being amortized, utilizing the effective interest method, to interest expense over the term of the Notes.

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

In addition, if AMC Networks experiences a “Change of Control” (as defined in the Indenture), the holders of the Notes may require AMC Networks to repurchase for cash all or a portion of their Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

Summary of Debt Maturities

Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of September 30, 2011 are as follows:

Years Ending December 31,
2011	$1,488
2012	5,950
2013	68,950
2014	147,200
2015	203,700
Thereafter	1,946,225

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, Rainbow National Services LLC (“RNS”), a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the Closing Date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the nine months ended September 30, 2011.

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

In connection with the tender offer, on June 30, 2011 RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,321 have been recorded in loss on extinguishment of debt in the

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

consolidated statement of income for the nine months ended September 30, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the nine months ended September 30, 2011.

RNS Credit Facility Repayment

In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the nine months ended September 30, 2011.

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	Level I	Level II	Level III	Total
At September 30, 2011:
Assets:
Cash equivalents (a)	$212,681	$—	$—	$212,681
Liabilities:
Interest rate swap contracts	$—	$17,290	$—	$17,290

At December 31, 2010:
Assets:
Cash equivalents (a)	$78,908	$—	$—	$78,908

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.

The Company’s cash equivalents at September 30, 2011 and December 31, 2010 are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company’s interest rate swap contracts (discussed in Note 9 below) at September 30, 2011 are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,655,518	$1,605,623
Senior notes	686,217	717,500

	$2,341,735	$2,323,123

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt (a)	$475,000	$475,000
Senior notes	299,552	300,750
Senior subordinated notes	324,071	337,188

	$1,098,623	$1,112,938

(a)	The carrying value of the Company’s credit facility debt at December 31, 2010, which bore interest at variable rates, approximated its fair value.

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

Note 9. Derivative Financial Instruments

To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes and it has only entered into interest rate swap contracts with financial institutions that it believes are creditworthy counterparties. The Company monitors the financial institutions that are counterparties to its interest rate swap contracts and to the extent possible diversifies its swap contracts among various counterparties to mitigate exposure to any single financial institution.

During the third quarter of 2011, the Company entered into primarily amortizing interest rate swap contracts to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt. These contracts are designated as cash flow hedges for accounting and tax purposes and have varying maturities ranging from September 2015 to July 2017. The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of the interest rate swap contracts is recorded in current-period earnings.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

As of September 30, 2011, the Company has interest rate swap contracts outstanding with notional amounts aggregating $972,500, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair values of interest rate swap contracts at September 30, 2011 were a liability of $17,290 (included in other liabilities). Accumulated other comprehensive loss consists of $10,893 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 62% of the Company’s debt (excluding capital leases) as of September 30, 2011 is effectively fixed (29% being fixed rate obligations and 33% effectively fixed through utilization of these interest rate swap contracts). At September 30, 2011, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

The Company’s risk management objective and strategy with respect to interest rate swap contracts is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the LIBOR index rate, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional. The forecasted interest payments are deemed to be probable of occurring.

Note 10. Segment Information

The Company classifies its operations into two reportable segments: National Networks, and International and Other. These reportable segments are strategic business units that are managed separately.

The Company generally allocates all corporate overhead costs, including such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning and information technology) as well as sales support functions and creative and production services, to the Company’s two reportable segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
National Networks	$258,347	$248,541	$776,920	$721,974
International and Other	30,720	27,005	86,327	70,228
Inter-segment eliminations	(5,153)	(4,113)	(14,465)	(12,384)

Total	$283,914	$271,433	$848,782	$779,818

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Inter-segment eliminations are primarily revenues recognized by the International and Other segment for the licensing of its program rights by the national programming networks and transmission revenues recognized by AMC Networks Broadcasting & Technology.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Inter-segment revenues
National Networks	$(125)	$—	$(380)	$(325)
International and Other	(5,028)	(4,113)	(14,085)	(12,059)

	$(5,153)	$(4,113)	$(14,465)	$(12,384)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted operating cash flow (deficit) from continuing operations
National Networks	$123,228	$106,231	$346,476	$315,293
International and Other	(21)	802	(11,883)	(14,747)
Inter-segment eliminations	(245)	248	(52)	650

	$122,962	$107,281	$334,541	$301,196

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation and amortization included in continuing operations
National Networks	$(21,453)	$(23,172)	$(64,505)	$(69,534)
International and Other	(3,559)	(3,370)	(10,692)	(10,362)

	$(25,012)	$(26,542)	$(75,197)	$(79,896)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense included in continuing operations
National Networks	$(3,053)	$(3,527)	$(9,838)	$(10,083)
International and Other	(644)	(859)	(2,349)	(2,461)

	$(3,697)	$(4,386)	$(12,187)	$(12,544)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restructuring credit included in continuing operations
National Networks	$—	$—	$—	$—
International and Other	191	579	240	839

	$191	$579	$240	$839

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income (loss) from continuing operations
National Networks	$98,722	$79,532	$272,133	$235,676
International and Other	(4,033)	(2,848)	(24,684)	(26,731)
Inter-segment eliminations	(245)	248	(52)	650

	$94,444	$76,932	$247,397	$209,595

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations before income taxes
Total operating income for reportable segments	$94,444	$76,932	$247,397	$209,595
Items excluded from operating income:
Interest expense	(31,789)	(18,709)	(65,492)	(57,136)
Interest income	318	595	938	1,702
Write-off of deferred financing costs	—	—	(5,703)	—
Loss on extinguishment of debt	(17)	—	(14,535)	—
Miscellaneous, net	(199)	67	(120)	(92)

Income from continuing operations before income taxes	$62,757	$58,885	$162,485	$154,069

The following table summarizes the Company’s capital expenditures by reportable segment for the nine months ended September 30:

	2011	2010
Capital expenditures
National Networks	$2,256	$757
International and Other	4,873	6,264

	$7,129	$7,021

Substantially all revenues and assets of the Company are attributed to or located in the U.S.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 11. Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.

The following individual customers accounted for the following percentages of the Company’s net revenues for the nine months ended September 30:

	2011	2010
Customer 1	11%	12%
Customer 2	13%	13%

At September 30, 2011, Customer 2 represented 11% of the Company’s net trade receivable balances.

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2011, the Company’s off-balance sheet arrangements not reflected on the Company’s consolidated balance sheet increased approximately $116,300 to approximately $333,300 as compared to approximately $217,000 at December 31, 2010. The increase relates primarily to an increase in commitments for future program rights obligations.

Legal Matters

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network, LLC (“DISH Network”)) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment. The court also granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence and its motion to exclude DISH Network’s principal damages expert. The trial will be scheduled after DISH Network’s appeal of the latter two rulings.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director of the Company and Executive Vice President, Strategy and Development, in the Office of the Chairman and a director of Cablevision, filed a lawsuit against Cablevision and RMH in New York Supreme Court. The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005. The matter is being handled under the direction of an independent committee of the board of directors of Cablevision. In connection with the Distribution Agreement, Cablevision indemnified the Company and RMH against any liabilities and expenses related to this lawsuit. Based on the indemnification and Cablevision’s and the Company’s assessment of this possible loss contingency, no provision has been made for this matter in the consolidated financial statements.

In addition to the matters discussed above, the Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of these other matters cannot be predicted with certainty and the impact of the final resolution of these other matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Note 13. Equity Plans

Treatment of Share-Based Payment Awards After the AMC Networks Distribution

In connection with the Distribution and as provided for in Cablevision’s equity plans, each stock option and SAR outstanding at the effective date of the Distribution became two options or two SARs, as the case may be: (i) one with respect to Cablevision’s CNYG Class A common stock and (ii) one with respect to the Company’s Class A common stock. The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Company’s new option/SAR based on the weighted average trading price of Cablevision’s and the Company’s common shares, respectively, for the 10 trading days subsequent to the Distribution and the underlying share amount took into account the 1:4 distribution ratio. As a result of this adjustment, approximately 73.59% of the pre-Distribution exercise price of options/SARs was allocated to the Cablevision options/SARs and approximately 26.41% was allocated to the Company’s new options/SARs.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock Option Award Activity

The following table summarizes activity relating to Company employees who held AMC Networks stock options for the period from July 1, 2011 (the day following the Distribution) to September 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, July 1, 2011	149,147	2,500	$10.81	3.43	$4,404
Exercised	(3,496)	—	11.91

Balance, September 30, 2011	145,651	2,500	$10.78	3.19	$3,136

Options exercisable at September 30, 2011	114,333	2,500	$11.27	3.25	$2,416

Options expected to vest in the future	31,318	—	$8.95	2.93	$720

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A common stock on September 30, 2011 or July 1, 2011, as indicated, and September 30, 2011 in the case of the options expected to vest in the future.

In addition, the following table summarizes activity relating to Cablevision and The Madison Square Garden Company and its subsidiaries (“MSG”) employees who held AMC Networks stock options from July 1, 2011 (the day following the Distribution) to September 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, July 1, 2011	1,503,558	106,400	$11.77	3.74	$45,206
Exercised	(162,140)	(28,000)	12.72
Forfeited/Expired	(20,708)	—	8.95

Balance, September 30, 2011	1,320,710	78,400	$11.68	3.46	$28,354

Options exercisable at September 30, 2011	913,867	78,400	$11.69	2.38	$20,106

Options expected to vest in the future	406,843	—	$11.68	3.74	$8,248

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A common stock on September 30, 2011 or July 1, 2011, as indicated, and September 30, 2011 in the case of the options expected to vest in the future.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company does not record any share-based compensation expense for AMC Networks stock options held by Cablevision and MSG employees, however such stock options do have a dilutive effect on the Company’s net income per share. The Company records share-based compensation expense for Cablevision and MSG stock options held by the Company’s employees.

Restricted Share Award Activity

The following table summarizes activity relating to Company employees who held AMC Networks restricted shares from July 1, 2011 (the day following the Distribution) to September 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, July 1, 2011	435,150	19,022	$20.67
Granted	227,304	53,006	$43.50
Forfeited	(6,676)	—	$23.24

Unvested award balance, September 30, 2011	655,778	72,028	$29.44

The following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks restricted shares from July 1, 2011 (the day following the Distribution) to September 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, July 1, 2011	1,526,412	205,975	$18.95
Vested	(4,217)	—	$12.87
Forfeited	(28,113)	(14,375)	$20.34

Unvested award balance, September 30, 2011	1,494,082	191,600	$18.93

During the three months ended September 30, 2011, 4,217 shares of AMC Networks Class A common stock previously issued to employees of Cablevision and MSG vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 2,258 of these shares, with an aggregate value of $82, were surrendered to the Company. These acquired shares, as well as 49,164 forfeited unvested restricted shares have been classified as treasury stock.

AMC Networks recognizes share-based compensation expense for restricted shares issued to its employees based on the grant date price of Class A common stock using a straight-line amortization method, over the service period. The Company does not record any share-based compensation expense for AMC Networks restricted shares held by Cablevision and MSG employees, however such restricted shares do have a dilutive effect on the Company’s net income per share. The Company records share-based compensation expense for Cablevision and MSG restricted shares held by the Company’s employees.

In August 2011, the Company granted 38,951 restricted share units to non-employee directors.

Share-based compensation expense included in continuing operations, a component of selling, general and administrative expense, for the three and nine months ended September 30, 2011 was $4,320 and $12,663, respectively, related to equity classified awards. For the three and nine months ended September 30, 2010, share-based compensation expense was $4,218 and $12,053, respectively, related to equity classified awards. Share-based compensation expense (credit) included in continuing operations for liability classified awards (SARs) was $(623) and $(476) for the three and nine months ended September 30, 2011, respectively, and $168 and $491 for the three and nine months ended September 30, 2010, respectively. For periods prior to the Distribution, the

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Company’s share-based compensation includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision).

Note 14. Comprehensive Income

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income	$40,003	$96,976

Other comprehensive loss:
Unrealized losses on interest rate swaps	(17,290)	(17,290)

Other comprehensive loss, before income taxes	(17,290)	(17,290)
Income tax benefit related to items of other comprehensive loss	6,397	6,397

Other comprehensive loss, net of income taxes	(10,893)	(10,893)

Comprehensive income	$29,110	$86,083

Comprehensive income equals net income for the three and nine months ended September 30, 2010. Interest expense in the consolidated statements of income for the three and nine months ended September 30, 2011 includes $2,376 relating to the interest rate swap contracts.

Note 15. Affiliate Transactions

Allocations

The Company provides services to and receives services from Cablevision and MSG. Until the Distribution date, the consolidated financial statements of the Company reflect the application of certain cost allocation policies of Cablevision. Management believes that these allocations were made on a reasonable basis. However, it is not practicable to determine whether the charged amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly owned company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Further, as many of these transactions are conducted between subsidiaries under common control of the Dolan Family, amounts charged for these services may not represent amounts that might have been received or incurred if the transactions were based upon arm’s length negotiations.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 related to transactions with or charges from Cablevision and MSG:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net	$7,901	$7,211	$23,869	$21,737

Operating expenses:
Technical and operating expenses:
Production services	$—	$(190)	$—	$(582)
Other support functions	97	144	367	420
Health and welfare plans	1,195	960	3,526	3,133

Total technical and operating expenses	$1,292	$914	$3,893	$2,971

Selling, general and administrative expenses:
Corporate general and administrative costs, net	$1,266	$8,070	$16,733	$24,344
Management fees	—	6,646	13,958	19,303
Health and welfare plans	1,369	980	3,665	3,017
Advertising expense	600	1,100	1,931	1,680
Production services	(236)	—	(793)	—
Other support functions	214	7	574	19
Sales support and other functions, net	(29)	717	2,091	2,187
Cablevision allocations of share-based compensation expense	—	4,386	8,490	12,544
Cablevision allocations of long-term incentive plans expense	—	3,973	7,285	11,738

Total selling, general and administrative expenses	$3,184	$25,879	$53,934	$74,832

Revenues, net

The Company recorded affiliation fee revenues earned, net of amortization of deferred carriage fees, under affiliation agreements with companies owned by Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with an affiliate to provide various transponder, technical and support services through 2020.

Operating Expenses

Production Services

The Company provides various studio production services to certain affiliates, for which the charges are reflected as a reduction of the related expenses.

Other Support Functions

Certain affiliates provide various digital media and administrative support functions which primarily include salaries and facilities costs charged to the Company.

Health and Welfare Plans

Employees of the Company participate in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Corporate General and Administrative Costs, net

Through the Distribution date, general and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning, information technology, etc.), have been charged to the Company by Cablevision. Additionally, the Company charges certain affiliates for a portion of the Company’s leased facilities utilized by such affiliates. Such costs allocated to the Company have been included in selling, general and administrative expenses and such cost reimbursements are recorded as a reduction to selling, general and administrative expenses. Subsequent to the Distribution date, amounts charged by Cablevision represent charges pursuant to a transition services agreement. See also Transition Services Agreement discussion below.

Management Fees

Through the Distribution date, the Company paid Cablevision a management fee pursuant to a consulting agreement between Cablevision and certain of the Company’s subsidiaries. The consulting agreement was terminated on the Distribution date and the Company did not replace it.

Advertising

The Company incurs advertising expenses charged by subsidiaries of Cablevision and other affiliates.

Sales Support and Other Functions, net

Through the Distribution date, certain affiliates provided advertising sales support functions to the Company, which primarily included salaries and general and administrative costs, which were recorded as a charge to selling, general and administrative expenses. Additionally, the Company provides affiliation support functions to certain affiliates, which primarily includes salaries, facilities, and general and administrative costs. These charges are recorded as a reduction to selling, general and administrative expenses.

Share-based Compensation and Long-Term Incentive Plans Expense

Cablevision charged the Company through the Distribution date its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans. Such amounts are included in selling, general and administrative expenses in the consolidated statements of income. The long-term incentive plans are funded by the Company and aggregate liabilities of $20,728 and $28,934 related to these plans are included in accrued employee related costs and other long-term liabilities in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. These liabilities include certain performance-based awards for which the performance criteria had not been met as of September 30, 2011 as such awards are based on achievement of certain performance criteria through December 31, 2013. The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If it is subsequently determined that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

Treatment of Long-Term Incentive Plans After the Distribution

In 2011, 2010 and 2009, Cablevision granted three-year performance awards to certain executive officers and other members of the Company’s management under Cablevision’s 2006 Cash Incentive Plan. It is expected that the calculations relating to the performance metrics in the awards granted in 2010 and 2009 will be adjusted in light of the Distribution and the separation of the Company from the business of Cablevision. The awards granted to certain executive officers and other members of the Company’s management in March 2011 under the Cablevision 2006 Cash Incentive Plan were replaced in July 2011 by awards granted under the Company’s 2011 Cash Incentive Plan, and the Cablevision performance metrics related to those awards were replaced with Company performance metrics. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities in the Company’s consolidated balance sheets until settled.

Deferred compensation awards granted by Cablevision pursuant to Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision Cash Incentive Plan in 2006) will be unaffected by the Distribution. Amounts applicable to employees of the Company are reflected as liabilities in the Company’s consolidated balance sheets until settled.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Transition Services Agreement

In connection with the Distribution, Cablevision and AMC Networks entered into a Transition Services Agreement under which, in exchange for the fees specified in such agreement, Cablevision agreed to provide transition services with regard to such areas as accounting, information systems, risk management and employee services, compensation and benefits. Under the Transition Services Agreement, AMC Networks also provides certain services to Cablevision and MSG on behalf of Cablevision. The Company incurred net fees of $1,318 under the Transition Services Agreement for the three months ended September 30, 2011, which were recorded as a charge to selling, general and administrative expenses.

Under the Transition Services Agreement, AMC Networks provides transition services to Cablevision and MSG with regard to its information technology systems that AMC Networks, Cablevision and MSG may share. AMC Networks and Cablevision, as parties receiving services under the agreement, have agreed to indemnify the party providing services for losses incurred by such party that arise out of or are otherwise in connection with the provision by such party of services under the agreement, except to the extent that such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. Similarly, each party providing services under the agreement has agreed to indemnify the party receiving services for losses incurred by such party that arise out of or are otherwise in connection with the indemnifying party’s provision of services under the agreement if such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement.

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

Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.

Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2011, as well as an analysis of our cash flows for the nine months ended September 30, 2011 and 2010. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at September 30, 2011.

Business Overview

We manage our business through two reportable segments: (i) National Networks, which includes our four national programming networks (AMC, WE tv, IFC and Sundance Channel); and (ii) International and Other, which includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business; and VOOM HD. Our national networks are distributed throughout the United States (“U.S.”) by multichannel video distributors. In addition to our extensive U.S. distribution, AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in certain other countries throughout Europe and Asia.

VOOM HD historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and cable television distributors (“VOOM”). VOOM was available in the U.S. only on Cablevision’s cable television systems and on DISH Network. In December 2008, VOOM HD terminated the domestic offerings of VOOM. VOOM HD distributes programming content in Latin America. VOOM HD ceased distributing the Rush HD channel in Europe in April 2011. See also Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

We evaluate segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (“AOCF”) (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit). We have presented the components that reconcile AOCF to operating income. The table below sets forth, for the periods presented, certain historical financial information for our reportable segments. For more discussion of the historical financial information for our reportable segments, see Note 10, Segment Information, in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
National Networks	$258,347	$248,541	$776,920	$721,974
International and Other	30,720	27,005	86,327	70,228
Inter-segment eliminations	(5,153)	(4,113)	(14,465)	(12,384)

	$283,914	$271,433	$848,782	$779,818

Operating income (loss) from continuing operations
National Networks	$98,722	$79,532	$272,133	$235,676
International and Other	(4,033)	(2,848)	(24,684)	(26,731)
Inter-segment eliminations	(245)	248	(52)	650

	$94,444	$76,932	$247,397	$209,595

Adjusted operating cash flow (deficit) from continuing operations
National Networks	$123,228	$106,231	$346,476	$315,293
International and Other	(21)	802	(11,883)	(14,747)
Inter-segment eliminations	(245)	248	(52)	650

	$122,962	$107,281	$334,541	$301,196

National Networks

In our National Networks segment, which accounted for 92% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011, we earn revenues in two principal ways. First, we receive affiliation payments from distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee.

The second principal source of revenues is from advertising. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). In 2010, our national programming networks had approximately 800 advertisers representing companies in a broad range of sectors, including the food, health, retail and automotive industries. Our AMC, WE tv and IFC (since December 2010) programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships, but since then it migrated to a traditional advertising sales model.

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

Corporate Expenses

Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from affiliates as described in Note 15, Affiliate Transactions, in the accompanying consolidated financial statements. As a separate, stand-alone public company, we have expanded and are continuing to expand our financial, administrative and other staff to support these new requirements. In addition, we are adding staff and systems to replace many of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through September 30, 2011 have been, and are expected to continue to be, lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date the Company paid a management fee calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

Cautionary Note Concerning Historical Financial Statements

The Company’s consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The financial position, results of operations and cash flows of the Company could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision.

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

Consolidated Results of Operations

The following table sets forth on a historical basis certain items related to operations as a percentage of revenues, net for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$283,914	100%	$271,433	100%	$12,481
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	96,420	34	87,801	32	(8,619)
Selling, general and administrative	68,229	24	80,737	30	12,508
Restructuring credit administrative	(191)	—	(579)	—	(388)
Depreciation and amortization	25,012	9	26,542	10	1,530

Operating income	94,444	33	76,932	28	17,512
Other income (expense):
Interest expense, net	(31,471)	(11)	(18,114)	(7)	(13,357)
Loss on extinguishment of debt	(17)	—	—	—	(17)
Miscellaneous, net	(199)	—	67	—	(266)

Income from continuing operations before income taxes	62,757	22	58,885	22	3,872
Income tax expense	(22,440)	(8)	(25,144)	(9)	2,704

Income from continuing operations	40,317	14	33,741	12	6,576
Loss from discontinued operations, net of income taxes	(314)	—	(8,482)	(3)	8,168

Net income	$40,003	14%	$25,259	9%	$14,744

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$94,444	$76,932	$17,512
Share-based compensation	3,697	4,386	(689)
Restructuring credit	(191)	(579)	388
Depreciation and amortization	25,012	26,542	(1,530)

AOCF	$122,962	$107,281	$15,681

	Nine Months Ended September 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$848,782	100%	$779,818	100%	$68,964
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	282,714	33	254,694	33	(28,020)
Selling, general and administrative	243,714	29	236,472	30	(7,242)
Restructuring credit	(240)	—	(839)	—	(599)
Depreciation and amortization	75,197	9	79,896	10	4,699

Operating income	247,397	29	209,595	27	37,802
Other income (expense):
Interest expense, net	(64,554)	(8)	(55,434)	(7)	(9,120)
Write-off of deferred financing costs	(5,703)	(1)	—	—	(5,703)
Loss on extinguishment of debt	(14,535)	(2)	—	—	(14,535)
Miscellaneous, net	(120)	—	(92)	—	(28)

Income from continuing operations before income taxes	162,485	19	154,069	20	8,416
Income tax expense	(65,388)	(8)	(65,787)	(8)	399

Income from continuing operations	97,097	11	88,282	11	8,815
Loss from discontinued operations, net of income taxes	(121)	—	(27,489)	(4)	27,368

Net income	$96,976	11%	$60,793	8%	$36,183

The following is a reconciliation of operating income to AOCF:

	Nine Months Ended September 30,
	2011	2010
	Amount	Amount	Favorable (Unfavorable)
Operating income	$247,397	$209,595	$37,802
Share-based compensation	12,187	12,544	(357)
Restructuring credit	(240)	(839)	599
Depreciation and amortization	75,197	79,896	(4,699)

AOCF	$334,541	$301,196	$33,345

Comparison of Consolidated Results – Overview

Consolidated Results – AMC Networks Inc.

We classify our operations into two reportable segments:

•

National Networks, consisting of our four nationally distributed programming networks, AMC, WE tv, IFC and Sundance Channel, which are distributed throughout the U.S. by multichannel video distributors; and

•

International and Other, consisting principally of AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business, and AMC Networks Broadcasting & Technology, our network technical services business, which supplies an array of services to the network programming industry, primarily to the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD.

On December 31, 2010, Rainbow Media Holdings LLC (“RMH”) transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (“RASCO”) (a cable television advertising company) and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of the transfer have been presented in the consolidated statements of operations as discontinued operations for all periods presented. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Our capital structure after the Distribution is different from the capital structure presented in the historical consolidated financial statements for periods prior to the Distribution and accordingly, interest expense in periods after June 30, 2011 as a separate independent entity has been, and we expect will continue to be, materially higher than the interest expense reflected in our historical consolidated financial statements in periods prior to June 30, 2011.

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

Comparison of Consolidated Three and Nine Months Ended September 30, 2011 Versus Three and Nine Months Ended September 30, 2010

Revenues, net for the three and nine months ended September 30, 2011 increased 12,481 (5%) and $68,964 (9%) respectively, as compared to revenues, net for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Revenues of the National Networks segment	$9,806	$54,946
Revenues of the International and Other segment	3,715	16,099
Inter-segment eliminations	(1,040)	(2,081)

	$12,481	$68,964

Technical and operating expenses (excluding depreciation and amortization) include primarily:

•	amortization of program rights, including those for feature films and non-film programming, participation and residual costs, and distribution and production related costs; and

•	origination, transmission, uplinking, encryption and other programming operating costs.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2011 increased $8,619 (10%) and $28,020 (11%) respectively, as compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Expenses of the National Networks segment	$4,433	$15,767
Expenses of the International and Other segment	4,554	13,337
Inter-segment eliminations	(368)	(1,084)

	$8,619	$28,020

As a percentage of revenues, technical and operating expenses were 34% and 33% for three and nine months ended September 30, 2011, respectively, compared to 32% and 33% for the same periods in the prior year.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of facilities. Selling, general and administrative expenses decreased $12,508 (15%) and increased $7,242 (3%) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Expenses of the National Networks segment	$(12,098)	$7,751
Expenses of the International and Other segment	(231)	(214)
Inter-segment eliminations	(179)	(295)

	$(12,508)	$7,242

As a percentage of revenues, selling, general and administrative expenses were 24% and 29% for the three and nine months ended September 30, 2011, respectively, compared to 30% for both the three and nine months ended September 30, 2010.

Depreciation and amortization decreased $1,530 (6%) and $4,699 (6%) for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Expenses of the National Networks segment	$(1,719)	$(5,029)
Expenses of the International and Other segment	189	330

	$(1,530)	$(4,699)

Adjusted operating cash flow increased $15,681 (15%) and $33,345 (11%) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
AOCF of the National Networks segment	$16,997	$31,183
AOCF of the International and Other segment	(823)	2,866
Inter-segment eliminations	(493)	(704)

	$15,681	$33,345

Interest expense, net increased $13,357 (74%) and $9,120 (16%) for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) due to:
Indebtedness incurred in connection with the Distribution	$26,754	$27,127
The repayment of the RNS senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(17,252)	(20,996)
Interest rate swap contracts	2,376	2,376
The repayment of the promissory note to MSG in March 2010	—	(914)
A decrease in interest income	277	764
Other	1,202	763

	$13,357	$9,120

Write-off of deferred financing costs of $5,703 for the nine months ended September 30, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the Rainbow National Services LLC (“RNS”) 8 3/4% senior notes in May 2011, and $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10-3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution (see below for more information).

Loss on extinguishment of debt of $14,535 for the nine months ended September 30, 2011 primarily represents $14,185 for the excess of the redemption price, premium paid and related fees over the carrying value of the $325,000 principal amount of the RNS 10-3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution (see below for more information).

Income tax expense attributable to continuing operations was $22,440 and $65,388 for the three and nine months ended September 30, 2011, respectively, representing an effective tax rate of 36% and 40%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,272 and $6,562, tax benefit of $2,674 and $2,182 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $839 and $2,908 related to uncertain tax positions, including accrued interest, for the three and nine months ended September 30, 2011, respectively.

Income tax expense attributable to continuing operations was $25,144 and $65,787 for the three and nine months ended September 30, 2010, respectively, representing an effective tax rate of 43% in both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $3,219 and $8,381, tax expense of $397 and $1,104 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, and tax expense of $446 and $1,248 related to uncertain tax positions, including accrued interest, for the three and nine months ended September 30, 2010, respectively.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2011 and 2010 reflects the following items, net of related income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating results of News 12, RASCO and other entities transferred to Cablevision on December 31, 2010, net of income taxes	$—	$(8,583)	$—	$(27,794)
Other, net of income taxes	(314)	101	(121)	305

	$(314)	$(8,482)	$(121)	$(27,489)

Business Segment Results

National Networks

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our National Networks segment.

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$258,347	100%	$248,541	100%	$9,806
Technical and operating expenses (excluding depreciation and amortization)	82,159	32	77,726	31	(4,433)
Selling, general and administrative expenses	56,013	22	68,111	27	12,098
Depreciation and amortization	21,453	8	23,172	9	1,719

Operating income	$98,722	38%	$79,532	32%	$19,190

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$776,920	100%	$721,974	100%	$54,946
Technical and operating expenses (excluding depreciation and amortization)	237,779	31	222,012	31	(15,767)
Selling, general and administrative expenses	202,503	26	194,752	27	(7,751)
Depreciation and amortization	64,505	8	69,534	10	5,029

Operating income	$272,133	35%	$235,676	33%	$36,457

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating income	$98,722	$79,532	$19,190
Share-based compensation	3,053	3,527	(474)
Depreciation and amortization	21,453	23,172	(1,719)

AOCF	$123,228	$106,231	$16,997

	Nine Months Ended September 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating income	$272,133	$235,676	$36,457
Share-based compensation	9,838	10,083	(245)
Depreciation and amortization	64,505	69,534	(5,029)

AOCF	$346,476	$315,293	$31,183

Revenues, net for the three and nine months ended September 30, 2011 increased $9,806 (4%) and $54,946 (8%), respectively, as compared to revenues, net for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Advertising revenues decreased during the three month period primarily due to a decrease at WE tv resulting from lower ratings and Sundance Channel due to lower sponsorship revenue, partially offset by an increase at IFC. Prior to December 2010, IFC principally sold sponsorships, but has since migrated to a traditional advertising sales model	$(514)
Advertising revenues increased for the nine month period primarily at AMC and WE tv resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, and increases in advertising revenue at IFC.		$32,489
Affiliation fee and other revenues increased primarily due to an increase in affiliation fee revenues at AMC and WE tv as well as a non-recurring increase at Sundance Channel and IFC due to a contractual adjustment from a distributor.	10,234	23,531
Intra-segment eliminations	86	(1,074)

	$9,806	$54,946

Changes in revenue discussed above are primarily derived from changes in contractual affiliation rates charged for our services, the number of subscribers and the prices and level of advertising on our networks. Affiliation fee revenues are generally based on a per subscriber fee under multi-year affiliation agreements, which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming. The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit and in certain advertising arrangements, guarantee specified viewer ratings. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser, resulting in revenue being deferred until such time as the guarantee has been met. Most of our advertising revenues vary based on the popularity of our programming as measured by Nielsen.

The following table presents certain subscriber information at September 30, 2011, June 30, 2011 and September 30, 2010:

	Estimated Domestic Subscribers
	September 30, 2011	June 30, 2011	September 30, 2010
National Programming Networks:
AMC (1)	96,000	97,000	96,400
WE tv (1)	76,500	77,300	77,400
IFC (1)	61,600	62,200	63,500
Sundance Channel (2)	41,100	40,300	39,100

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The Company believes the WE tv, IFC and Sundance Channel programming services may benefit from increased distribution, especially on the digital tiers of cable television distributors as digital penetration increases, and increased advertising/sponsorship revenues as cable networks, including advertiser-supported niche programming networks (such as WE tv and IFC), attract a greater advertising market share. These increases could potentially be offset by lower net effective rates per viewing subscriber for our programming services due to the consolidation of distributors and limited opportunities for increases in distribution in the U.S. for our substantially fully penetrated AMC programming service. Changes in the viewership ratings of our AMC, WE tv and IFC programming services may also significantly affect future advertising revenues. We believe that the decline in AMC, WE tv and IFC subscribers shown as of September 30, 2011 as compared to September 30, 2010 may reflect the impact of changes in the Nielsen sample and the decline in the Nielsen total universe estimate, as AMC, WE tv and IFC did not have any significant negative tiering changes or lose any affiliate relationships during the relevant periods.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2011 increased $4,433 (6%) and $15,767 (7%), respectively, as compared to the same period in 2010. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Amortization of program rights and series development/original programming costs	$3,554	$11,642
Programming related costs	793	4,199
Intra-segment eliminations	86	(74)

	$4,433	$15,767

The increase in amortization of program rights and series development/original programming costs for the three and nine months ended September 30, 2011 as compared to the same periods in the prior year is due primarily to increased amortization of program rights at AMC and WE tv, partially offset by a decrease associated with development costs at AMC and decreased amortization of program rights at Sundance Channel (for the nine month period). The increase in programming related costs resulted principally from increased editing and formatting/commercial insertion related costs.

As a percentage of revenues, technical and operating expenses were 32% and 31% for the three and nine months ended September 30, 2011, respectively, compared to 31% for both the three and nine months ended September 30, 2010.

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

Selling, general and administrative expenses decreased $12,098 (18%) and increased $7,751 (4%) for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Sales and marketing expenses decreased for the three month period due primarily to a decrease at AMC relating to a lower number of premieres of original programming during the period	$(4,214)
Sales and marketing expenses increased for the nine month period due to a higher number of premieres of original programming during the period at IFC and WE tv and, to a lesser extent, Sundance Channel, partially offset by a decrease at AMC. Additionally, advertising sales related costs increased at IFC following the migration to an advertising sales model in December 2010.		$10,555
Other general and administrative costs increased due primarily to increased employee related expenses and costs incurred in connection with becoming a stand-alone public company partially offset by a reduction of corporate allocations from Cablevision	691	5,734
Management fee	(6,646)	(5,345)
Share-based compensation expense and expenses relating to long-term incentive plans	(1,929)	(2,193)
Intra-segment eliminations	—	(1,000)

	$(12,098)	$7,751

As a percentage of revenues, selling, general and administrative expenses were 22% and 26% for the three and nine months ended September 30, 2011, respectively, compared to 27% for both the three and nine months ended September 30, 2010.

Management fees decreased to $0 and $13,958 for the three and nine months ended September 30, 2011, respectively, as compared to $6,646 and $19,303 for the same periods in 2010. Pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on certain subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming.

Depreciation and amortization decreased $1,719 (7%) and $5,029 (7%) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Amortization expense decreased $1,885 and $5,656 for three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively, primarily resulting from certain identifiable intangible assets of Sundance Channel becoming fully amortized in the fourth quarter of 2010. Depreciation expense increased $166 and $627 for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, due primarily to the accelerated write-off of certain equipment no longer in use.

Adjusted operating cash flow increased $16,997 (16%) and $31,183 (10%) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase for the three month period is due to an increase in revenues, net, a decrease in operating expenses (resulting primarily from a decrease in management fees and sales and marketing expense due to the decrease in the number of original programming premieres), excluding depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit, as discussed above. The increase for the nine month period is due to an increase in revenues, net, a decrease in management fees, partially offset by an increase in operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming premieres, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

International and Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our International and Other segment.

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$30,720	100%	$27,005	100%	$3,715
Technical and operating expenses (excluding depreciation and amortization)	18,968	62	14,414	53	(4,554)
Selling, general and administrative expenses	12,417	40	12,648	47	231
Restructuring credit	(191)	—	(579)	—	(388)
Depreciation and amortization	3,559	12	3,370	12	(189)

Operating loss	$(4,033)	(13)%	$(2,848)	(11)%	$(1,185)

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$86,327	100%	$70,228	100%	$16,099
Technical and operating expenses (excluding depreciation and amortization)	58,706	68	45,369	65	(13,337)
Selling, general and administrative expenses	41,853	48	42,067	60	214
Restructuring credit	(240)	—	(839)	(1)	(599)
Depreciation and amortization	10,692	12	10,362	15	(330)

Operating loss	$(24,684)	(29)%	$(26,731)	(38)%	$2,047

The following is a reconciliation of operating loss to AOCF (deficit):

	$(24,684)	$(24,684)	$(24,684)
	Three Months Ended September 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating loss	$(4,033)	$(2,848)	$(1,185)
Share-based compensation	644	859	(215)
Restructuring credit	(191)	(579)	388
Depreciation and amortization	3,559	3,370	189

AOCF (deficit)	$(21)	$802	$(823)

	$(24,684)	$(24,684)	$(24,684)
	Nine Months Ended September 30,
	2011	2010	Favorable (Unfavorable)
	Amount	Amount
Operating loss	$(24,684)	$(26,731)	$2,047
Share-based compensation	2,349	2,461	(112)
Restructuring credit	(240)	(839)	599
Depreciation and amortization	10,692	10,362	330

AOCF deficit	$(11,883)	$(14,747)	$2,864

The International and Other segment includes the operating results of VOOM HD. As of September 30, 2011, VOOM HD distributes programming content in Latin America. The operating income (loss) of VOOM HD was $88 and $(4,469) for the three and nine months ended September 30, 2011, respectively. The operating income (loss) for the three and nine months ended September 30, 2011 included legal fees, costs and related expenses of approximately $351 and $4,244, respectively, incurred in connection with the DISH Network contract dispute and technical expense of approximately $214 and $2,479, respectively, of which the nine month amount resulted primarily from a reduction in the estimated useful life of program rights related to ceasing distribution of the Rush HD channel in Europe in April 2011. The operating loss of VOOM HD of $(865) and $(8,610) for the three and nine months ended September 30, 2010, respectively, resulted primarily from legal fees, costs and related expenses incurred in connection with the DISH Network contract dispute.

Revenues, net for the three and nine months ended September 30, 2011 increased $3,715 (14%) and $16,099 (23%) as compared to revenues, net for the same periods in the prior year, respectively. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Affiliation fee and other revenues increased for the three month period principally from increased theatrical revenue at IFC Films and foreign affiliation fee revenues at our international distribution channels.	$4,421
Affiliation fee and other revenues increased for the nine month period principally from increased theatrical revenue, and to a lesser extent, electronic streaming revenue at IFC Films, increased foreign affiliation fee revenues from the AMC Canadian distribution channel due to an increase in the number of Canadian distributors that carry the service and subscribers, increased affiliation fee revenues of our other international distribution channels due to increased distribution in Europe and origination fee revenue at AMC Networks Broadcasting & Technology.		$18,300
Revenues, net at VOOM HD decreased due to lower affiliation fee revenues	(770)	(1,822)
Intra-segment eliminations	64	(379)

	$3,715	$16,099

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2011 increased $4,554 (32%) and $13,337 (29%) as compared to the same periods in the prior year, respectively. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Costs at our international and other services (excluding VOOM) increased resulting primarily from increased content acquisition costs at IFC Films (for the nine month period) and, to a lesser extent, increased programming costs of certain AMC/Sundance Channel Global services	$4,997	$12,805
Programming costs at VOOM HD decreased resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011	(896)	(536)
Transmission and programming related expenses increased primarily at AMC/Sundance Channel Global	529	1,824
Intra-segment eliminations	(76)	(756)

	$4,554	$13,337

As a percentage of revenues, technical and operating expenses were 62% and 68% for the three and nine months ended September 30, 2011, respectively, as compared to 53% and 65% for the three and nine months ended September 30, 2010, respectively.

Selling, general, and administrative expenses decreased $231 (2%) and $214 (1%) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in the prior year. The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in:
Selling, general and administrative expenses decreased at VOOM HD due primarily to lower legal fees, costs and related expenses in connection with the DISH Network contract dispute	$(1,159)	$(5,849)
Selling, marketing and advertising costs increased primarily at IFC Films due to increased spending on titles being distributed	1,409	4,648
General and administrative costs increased primarily at AMC/Sundance Channel Global and at IFC Films for the nine months primarily due to an increase in employee related costs and to costs incurred in connection with becoming a stand-alone public company partially offset by a reduction of corporate allocations from Cablevision	69	1,428
Share-based compensation expense and expenses relating to long-term incentive plans	(565)	(449)
Intra-segment eliminations	15	8

	$(231)	$(214)

The legal fees and other costs associated with the DISH Network contract dispute increase or decrease in periods based on the level of activity associated with the dispute in these periods and may increase in future periods.

As a percentage of revenues, selling, general and administrative expenses were 40% and 48% for the three and nine months ended September 30, 2011, respectively, as compared to 47% and 60% for the three and nine months ended September 30, 2010, respectively.

Adjusted operating cash flow decreased $823 (103%) to a $21 deficit for the three months ended September 30, 2011 as compared to the same period in 2010. AOCF deficit decreased $2,864 (19%) for the nine months ended September 30, 2011 as compared to the same period in 2010 due to an increase in revenues, net, partially offset by an increase in technical and operating expenses, as discussed above.

Cash Flow Discussion

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $202,361 for the nine months ended September 30, 2011 as compared to $194,383 for the nine months ended September 30, 2010. The September 30, 2011 cash provided by operating activities resulted from $455,191 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $224,949, a decrease in accounts payable, accrued expenses and other liabilities of $13,484, an increase in prepaid expenses and other assets of $11,279 and a decrease of other net liabilities of $3,118.

The September 30, 2010 cash provided by operating activities resulted from $412,456 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $233,898, deferred carriage fee payments of $2,259, and an increase in other net liabilities of $18,084.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $7,386 and $7,015, respectively, which consisted primarily of capital expenditures of $7,129 and $7,021 for the nine months ended September 30, 2011 and 2010, respectively, primarily for the purchase of technical and transmission related equipment.

Financing Activities

Net cash used in financing activities amounted to $50,128 for the nine months ended September 30, 2011 as compared to $100,770 for the nine months ended September 30, 2010. In 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364 and proceeds from stock option exercises of $2,460, which was more than offset by the repayment of credit facility debt of $826,488, payments for the redemption of senior notes and senior subordinated notes, including tender premiums and fees of $638,365, deferred financing costs of $26,599, principal payments on capital leases of $3,417 and treasury stock acquired from acquisition of restricted shares of $83. In 2010, financing activities consisted of repayment of a promissory note payable to an affiliate of Cablevision (see RMH Promissory Note discussion below) of $190,000, capital distributions to Cablevision of $39,890, repayment of credit facility debt of $58,750 and principal payments on capital leases of $3,048, partially offset by capital contributions from Cablevision of $190,918.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow (outflow) of $152 and $(49,269) for the nine months ended September 30, 2011 and 2010, respectively.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $(410) for the nine months ended September 30, 2011 as compared to $(37,667) for the nine months ended September 30, 2010. The 2011 cash used in operating activities primarily resulted from the net loss from discontinued operations for the period. The September 30, 2010 cash used in operating activities resulted from $37,025 of net loss excluding depreciation and amortization and other non-cash items, and an increase in accounts receivable, trade of $7,402, partially offset by an increase in cash resulting from an increase in other liabilities, net of $4,854 and a decrease in amounts due from affiliates, net of $1,906.

Investing Activities

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2010 was $5,685, which consisted of capital expenditures.

Liquidity and Capital Resources

Overview

The operations of the businesses that are included in our consolidated financial statements collectively have historically generated positive cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and development expenditure requirements.

We generated positive net cash from operating activities for the nine months ended September 30, 2011 and for each of the three years ended December 31, 2010, 2009 and 2008. Sources of cash have included primarily cash flow from the operations of our businesses and borrowings under the revolving credit facilities of RNS, our indirect wholly-owned subsidiary. As discussed below, we terminated the RNS revolving credit facilities in connection with the Distribution, and replaced these facilities with a new revolving credit facility that we entered into in connection with the Distribution. Although we currently believe that amounts available under our revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Company’s revolving credit facilities or any of our other indebtedness (see below). During the three years ended December 31, 2010 and for the nine months ended September 30, 2011, we have serviced our debt exclusively with cash flows from our own operations or from financing sources independent of Cablevision, except in connection with the repayment of the RMH Promissory Note in March 2010, as discussed below.

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

As a result of our incurrence of the new AMC Networks debt in connection with the Distribution, our contractual debt obligations (including capital leases) increased to $2,358,609 as of September 30, 2011 from $1,055,451 as of December 31, 2010. We believe that a combination of cash-on-hand, cash generated from operating activities, and availability under our revolving credit facility will provide sufficient liquidity to service the increased principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of the new AMC Networks debt. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of this indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

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

The following table summarizes our outstanding debt, including capital lease obligations, interest expense and capital expenditures as of and for the nine months ended September 30, 2011:

Credit facility	$1,655,518
Capital lease obligations	16,874
Senior notes	686,217

Total debt	$2,358,609

Interest expense	$65,492

Capital expenditures	$7,129

As a result of the incurrence of the new AMC Networks debt in connection with the Distribution, the total amounts payable during the five years subsequent to December 31, 2010 and thereafter, including capital leases and related interest (based on the prevailing interest rates at September 30, 2011), as of September 30, 2011 are as follows:

Years Ending December 31,
2011	$28,627
2012	111,223
2013	173,813
2014	249,592
2015	302,182
Thereafter	2,342,678

Total	$3,208,115

Debt Financing Agreements

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision, and was in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt.

The Revolving Facility was not drawn upon on the Closing Date and remains undrawn at September 30, 2011. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,328, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio), and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At September 30, 2011, the weighted average interest rate on the Term A Facility and the Term B Facility was 2.86%, reflecting a Eurodollar rate for each plus the additional rate as described herein.

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

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time (see below for a discussion of voluntary prepayments of the Term A facility made during the third quarter of 2011 and October 2011). The Credit Facility agreement also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 beginning September 30, 2011 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the Revolving Facility are due at maturity on June 30, 2016.

During the third quarter of 2011, we voluntarily prepaid $50,000 of the outstanding balance under the Term A Facility. In October 2011, we voluntarily prepaid an additional $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due. As a result, the next required quarterly installment is due on December 31, 2013 in the amount of $13,000. Quarterly installments due under the Term A Facility subsequent to December 31, 2013 remain unchanged.

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

AMC Networks was in compliance with all of its covenants under its Credit Facility as of September 30, 2011.

The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving Facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.

The Company may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of September 30, 2011, the Company does not have any commitments for an incremental facility.

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the nine months ended September 30, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,150, which are being amortized, using the effective interest method, to interest expense over the term of the Notes.

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

AMC Networks was in compliance with all of its covenants under its Indenture as of September 30, 2011.

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

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, RNS, a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the Closing Date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on early extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the nine months ended September 30, 2011.

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

In connection with the tender offer, on June 30, 2011, RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,321 have been recorded in loss on early extinguishment of debt in the consolidated statement of income for the nine months ended September 30, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financings costs in the consolidated statement of income for the nine months ended September 30, 2011.

RNS Credit Facility Repayment

In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the nine months ended September 30, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2011, our off-balance sheet arrangements not reflected on the consolidated balance sheet increased approximately $116,300 to approximately $333,300 as compared to approximately $217,000 at December 31, 2010. The increase relates primarily to an increase of commitments for future program rights obligations.

The incurrence of the new AMC Networks debt significantly increased our contractual debt obligations and interest (based on the prevailing interest rates at September 30, 2011), including capital leases for periods subsequent to the Distribution to $3,208,115 at September 30, 2011 from $1,308,824 at December 31, 2010. We estimate that payments due with respect to the New AMC Networks Debt (including principal and interest payments) will be $28,627, $285,036, $551,774 and $2,342,678, respectively, during year 1, years 2-3, years 4-5 and after year 5.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company on January 1, 2012 and earlier adoption is permitted. The Company is evaluating the impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 is to be applied retrospectively and early adoption is permitted. ASU 2011-05 is effective for the Company on January 1, 2012. The Company has not yet determined which presentation method it will adopt.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective for the Company on January 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts included in the following discussion under this Item 3 are presented in thousands.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2011, the fair value of our fixed rate debt of $717,500 was more than its carrying value of $686,217 by $31,283. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2011 would increase the estimated fair value of our fixed rate debt by approximately $43,260 to approximately $760,760.

Managing our Interest Rate Risk

To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are creditworthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

As of September 30, 2011, we have $2,341,735 of debt outstanding (excluding capital leases), of which $1,655,518 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2011 could have an adverse effect on our annual interest expense of approximately $8,830.

As of September 30, 2011, the Company has interest rate swap contracts outstanding with notional amounts aggregating $972,500, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair values of interest rate swap contracts at September 30, 2011 were a liability of $17,290 (included in other liabilities). Accumulated other comprehensive loss consists of $10,893 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 62% of the Company’s debt (excluding capital leases) as of September 30, 2011 is effectively fixed (29% being fixed rate obligations and 33% effectively fixed through utilization of these interest rate swap contracts). At September 30, 2011, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of AMC Networks’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, Commitments and Contingencies, in the accompanying consolidated financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the caption “Risk Factors” in our Registration Statement on Form 10. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Registration Statement on Form 10 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since the date of our Registration Statement on Form 10, there have been no significant changes relating to risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	872	$39.85	N/A	N/A
August 1, 2011 to August 31, 2011	1,386	$34.30	N/A	N/A
September 1, 2011 to September 30, 2011	—	$—	N/A	N/A

Total	2,258	$36.44	N/A

During the third quarter of 2011, certain shares of AMC Networks Class A common stock previously issued to employees of Cablevision and MSG vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 2,258 shares, with an aggregate value of $82, were surrendered to the Company. The 2,258 acquired shares have been classified as treasury stock.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits

(a)	Index to Exhibits.

10.1	Form of Executive Officer Restricted Shares Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

** 101.INS	XBRL Instance Document.

** 101.SCH	XBRL Taxonomy Extension Schema Document.

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 10, 2011	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer