Form 10-K
period 2011-12-31
AMC Networks Inc.
filed 2012-03-15
CIK 1514991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-35106

AMC Networks Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-5403694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Penn Plaza, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 324-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,454,000,000.

The number of shares of common stock outstanding as of March 7, 2012:

Class A Common Stock par value $0.01 per share	58,163,619
Class B Common Stock par value $0.01 per share	13,534,408

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

Part I

Item 1.	Business.

GENERAL

AMC Networks Inc. is a Delaware corporation with our principal executive offices at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. Unless the context otherwise requires, all references to “we,” “our,” “us,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. “AMC Networks Inc.” refers to AMC Networks Inc. individually as a separate entity. Our telephone number is (212) 324-8500. Our internet address is http://www.amcnetworks.com and the investor relations section of our website is located at http://investor.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website addressed in this Annual Report on Form 10-K (this “Annual Report”) are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.

AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”). On June 6, 2011, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of the Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired 100% of the limited liability company interests in Rainbow Media Holdings LLC (“RMH”), the subsidiary of Cablevision through which Cablevision had historically owned the businesses described below. Cablevision spun-off the Company and the Company became an independent public company on June 30, 2011, the date of the Distribution. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).

OUR COMPANY

AMC Networks owns and operates several of cable television’s most recognized brands delivering high quality content to audiences and a valuable platform to distributors and advertisers. Since our founding in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry’s leading programming networks. We have, since our inception, focused on programming of film and original productions, including through our creation of Bravo and AMC in 1980 and 1984, respectively. Bravo, which we sold to NBC Universal in 2002, was the first network dedicated to film and the performing arts. We have continued this dedication to quality programming and storytelling through our creation of The Independent Film Channel (today known as IFC) in 1994 and WE tv (which we launched as Romance Classics in 1997) and our acquisition of Sundance Channel in June 2008.

We manage our business through two reportable operating segments: (i) National Networks, which includes AMC, WE tv, IFC and Sundance Channel; and (ii) International and Other, which includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business. Our National Networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). In addition to our extensive U.S. distribution, AMC, IFC and Sundance Channel are available in Canada and Sundance Channel and WE tv are available in other countries throughout Europe and Asia. We earn revenue principally from the affiliation fees paid by distributors to carry our programming networks and from advertising sales. In 2011, affiliation fees and other revenue accounted for 62% of our consolidated revenues, net and advertising sales accounted for 38% of our consolidated revenues, net.

For financial information of the Company by operating segment, please see Note 13 to the accompanying consolidated financial statements and the information under the caption “Consolidated Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II—Item 7. of this Annual Report).

OUR STRENGTHS

Our strengths include:

Strong Industry Presence and Portfolio of Brands. We have operated in the cable programming industry for more than 30 years and over this time we have continually enhanced the value of our network portfolio. Our programming network brands are well known and well regarded by our key constituents—our viewers, distributors and advertisers—and have developed strong followings within their respective targeted demographics, increasing our value to distributors and advertisers. AMC (which targets adults aged 25 to 54), WE tv (which targets women aged 18 to 49 and 25 to 54), IFC (which targets adults aged 18 to 49) and Sundance Channel (which targets adults aged 25 to 54) have established themselves as important within their respective markets. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards and other honors lend us a high degree of credibility with distributors and content producers, and help provide us with stable affiliate and studio relationships, advantageous channel placements and heightened viewer engagement.

Broad Distribution and Penetration of Our National Networks. Our national networks are broadly distributed in the U.S. AMC, WE tv, IFC and Sundance Channel are each carried by all major multichannel video programming distributors. Our national networks are available to a significant percentage of subscribers in these distributors’ systems. This broad distribution and penetration provides us with a strong national platform on which to maintain, promote and grow our business.

Compelling Programming. We continually refine our mix of programming and, in addition to our popular film content, have increasingly focused on highly visible, critically-acclaimed original programming, including the award-winning Mad Men, Breaking Bad and The Walking Dead, which in 2011 was cable television’s highest rated drama ever among adults aged 18-49 and 25-54. Other popular series include The Killing, Hell on Wheels, Braxton Family Values, Bridezillas, Portlandia and The Increasingly Poor Decisions of Todd Margaret. Our focus on quality original programming, targeting specific audiences, has allowed us in recent years to increase our programming networks’ ratings and their viewership within these respective targeted demographics.

Recurring Revenue from Affiliation Agreements. Our affiliation agreements with multichannel video programming distributors are a recurring source of revenue. We generally seek to structure these agreements so that they are long-term in nature and to stagger their expiration dates, thereby increasing the predictability and stability of our affiliation fee revenues.

Desirable Advertising Platform. Our national networks have a strong connection with each of their respective targeted demographics, which make our programming networks an attractive platform to advertisers. Although all of our programming networks were originally operated without advertising, we have been incrementally migrating our networks to an advertiser-supported model. We have experienced significant growth in our advertising revenues in recent years, which has allowed us to develop high-quality programming.

OUR STRATEGY

Our strategy is to maintain and improve our position as a leading programming and entertainment company by owning and operating several of the most popular and award-winning brands in cable television that create engagement with audiences globally across multiple media and distribution platforms. The key focuses of our strategy are:

Continued Development of High-Quality Original Programming. We intend to continue developing strong original programming across all of our programming networks to enhance our brands, strengthen our relationships with our viewers, distributors and advertisers, and increase distribution and audience ratings. We believe that our continued investment in original programming supports future growth in our two principal revenue streams—affiliation fee revenue from our distributors and advertising revenue. We also intend to continue to expand the exploitation of our original programming across multiple media and distribution platforms.

Increased Distribution of our Programming Networks. Of our four national networks, only AMC is substantially fully distributed in the U.S. We intend to continue to seek increased distribution of our other national networks to grow affiliate and advertising revenues. In addition, we are expanding the distribution of our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and we have recently launched Sundance Channel in the Canadian market (in 2010). We are building on this base by distributing an international version of Sundance Channel, which is currently distributed in twelve countries in Europe and four countries in Asia, with additional expansion planned in 2012 and future years. We have also launched an international version of WE tv in four countries in Asia, with further expansion planned in other Asian markets.

Continued Growth of Advertising Revenue. We have a proven track record of significantly increasing revenue by introducing advertising on networks that were previously not advertiser supported. We first accomplished this in 2002, when we moved AMC and WE tv to an advertiser-supported model. Most recently, in December 2010, we moved IFC to such a model. We seek to continue to evolve the programming on each of our networks to achieve even stronger viewer engagement within their respective core targeted demographics, thereby increasing the value of our programming to advertisers and allowing us to obtain higher advertising rates. For example, we have begun to refine the programming mix on IFC to include alternative comedy programming, such as Portlandia and The Increasingly Poor Decisions of Todd Margaret, in order to increase IFC’s appeal to its targeted demographic of adults aged 18 to 49. We are also continuing to seek additional advertising revenue at AMC and WE tv through higher Nielsen Media Research (“Nielsen”) ratings in desirable demographics.

Increased Control of Content. We believe that control (including long-term contract arrangements) and ownership of content is becoming increasingly important, and we intend to increase our control position over our programming content. We currently control, own or have long-term license agreements covering significant portions of our content across our programming networks as well as in our independent film distribution business operated by IFC Films. We intend to continue to focus on obtaining the broadest possible control rights (both as to territory and platforms) for our content.

Exploitation of Emerging Media Platforms. The technological landscape surrounding the distribution of entertainment content is continuously evolving as new digital platforms emerge. We intend to distribute our content across as many of these new platforms as possible, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video-on-demand platforms, all of which permit subscribers to access programs at their convenience. We also have launched our own direct-to-consumer digital platform, SundanceNow, which makes our IFC Films library of independent films available to consumers in the U.S. and around the globe, and have made some of our content available on third-party digital platforms such as Netflix and iTunes. Our national networks each host dedicated websites that promote their brands, provide programming information and provide access to content. In addition, AMC owns the film-focused websites filmsite.org and filmcritic.com, which together with amctv.com deliver over 4 million unique visitors each month.

KEY CHALLENGES

We face a number of challenges, including:

•	intense competition in the markets in which we operate;

•	a limited number of distributors for our programming networks;

•	continuing availability of desirable programming; and

•

significant levels of debt and leverage, as a result of the debt financing agreements described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Item 1A, “Risk Factors” for a discussion of these and other factors that could impact our performance and operating results.

BUSINESS SEGMENTS

National Networks

We own four nationally distributed entertainment programming networks: AMC, WE tv, IFC and Sundance Channel, which are available to our distributors in high-definition and/or standard-definition formats. Our programming networks principally generate their revenues from affiliation fees paid by multichannel video programming distributors and from the sale of advertising, although we also earn ancillary revenues from sources such as licensing of original programming and digital distribution arrangements. As of December 31, 2011, AMC, WE tv and IFC had 96.3 million, 76.1 million and 65.3 million Nielsen subscribers, respectively, and Sundance Channel had 42.1 million viewing subscribers (for a discussion of the difference between Nielsen subscribers and viewing subscribers, see “Subscriber and Viewer Measurement” below).

AMC

AMC is a television network dedicated to the highest quality storytelling, whether commemorating favorite films from every genre and decade or creating acclaimed original programming. In addition to presenting popular feature films from its comprehensive movie library, AMC features original programming that includes critically-acclaimed and award-winning original scripted dramatic series such as Mad Men, Breaking Bad, The Killing, Hell on Wheels and The Walking Dead, which in 2011 was the highest rated drama in basic cable history among the key demographic of adults 18-49 and 25-54. The network also recently launched its first unscripted series, Talking Dead, with two additional unscripted series, Comic Book Men (which debuted in February 2012) and The Pitch, debuting in Spring 2012.

We launched AMC in 1984, and over the past several years it has garnered many of the industry’s highest honors, including 25 Emmy® Awards, 4 Golden Globe® Awards, 2 Screen Actors Guild Awards, 2 Peabody Awards, and 4 consecutive American Film Institute (AFI) Awards for Top 10 Most Outstanding Television Programs of the Year. AMC is the only cable network in history to win the Emmy® Award for Outstanding Drama Series four years in a row, as well as the Golden Globe® Award for Best Television Series—Drama for three consecutive years.

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista under long-term contracts. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.

AMC Subscribers and Affiliation Agreements. As of December 31, 2011, AMC had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 96 million Nielsen subscribers.

Historical Subscribers—AMC

	2011	2010	2009
	(in millions)
Nielsen Subscribers (at year-end)	96.3	96.4	95.2
Growth from Prior Year-end	—%	1%	1%

WE tv

WE tv is a women’s network that showcases a modern view of family life. The network’s original programming presents stories from a woman’s perspective and features celebrities and personalities as they experience life’s defining moments such as getting married, having children and raising a family.

WE tv’s original series include Braxton Family Values, Joan and Melissa: Joan Knows Best?, Bridezillas and My Fair Wedding with David Tutera. Additionally, WE tv’s programming includes series such as Frasier, Golden Girls and Charmed as well as feature films, with exclusive license rights to certain films from studios such as Paramount, Sony and Warner Bros.

WE tv Subscribers and Affiliation Agreements. As of December 31, 2011, WE tv had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 76 million Nielsen subscribers.

Historical Subscribers—WE tv

	2011	2010	2009
	(in millions)
Nielsen Subscribers (at year-end)	76.1	76.8	74.9
Growth from Prior Year-end	(1)%	3%	4%

IFC

IFC is a network dedicated to presenting independent film and original alternative comedy series with an indie perspective. Since its launch in 1994, IFC has created and championed programming that challenges the conventions of storytelling and provides a unique perspective through its original series, notable independent film collection and cult television shows.

The network’s original content includes comedy series Portlandia (from the creators of Saturday Night Live) and David Cross’ The Increasingly Poor Decisions of Todd Margaret. IFC’s programming also includes series such as Arrested Development, Freaks and Geeks and Malcolm in the Middle, along with films from the most significant independent film distributors including Fox Searchlight, Miramax, Sony Classics, IFC Films and Lionsgate.

In addition, IFC provides viewers with access to festivals and events, including the annual South-by-Southwest film, music and digital festival, where the network has an annual presence via its “Crossroads House,” home to exclusive interviews, live music presentations and sponsor activations. And, for the past decade, IFC has been the exclusive broadcast home of The Independent Spirit Awards, the largest awards show celebrating independent films and filmmakers.

IFC Subscribers and Affiliation Agreements. As of December 31, 2011, IFC had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 65 million Nielsen subscribers.

Historical Subscribers—IFC

	2011	2010	2009
	(in millions)
Nielsen Subscribers (at year-end)	65.3	62.7	60.4
Growth from Prior Year-end	4%	4%	3%

Sundance Channel

Launched in 1996 and acquired by us in 2008, Sundance Channel is the television destination that showcases creative icons and emerging talent through entertaining, immersive stories of invention, fashion, film, travel and design.

Sundance Channel features independent films and original programming including the fashion series All on the Line with Joe Zee, the celebrity vehicle The Mortified Sessions, Iconoclasts, and the Peabody Award-winning franchise Brick City, in addition to other series that highlight what’s just about to hit in the world of product-design, pop-culture, style and food.

In 2010, Sundance Channel embarked on an original scripted programming strategy. Its first scripted mini-series, the acclaimed Carlos, won the 2011 Golden Globe® Award for Best Mini-Series or Motion Picture Made for Television. The network’s second scripted project, Appropriate Adult, aired in fall 2011 to great critical acclaim and was nominated for a 2012 Golden Globe® Award. Sundance Channel recently announced an additional scripted project, Top of the Lake (from Oscar® winning director Jane Campion).

In addition, the network benefits from its relationship with the Sundance Institute and the renowned Sundance Film Festival, where each year the network gives festival attendees and viewers exclusive access to the festival on-site and through dedicated programming on-air and online.

Sundance Channel Subscribers and Affiliation Agreements. As of December 31, 2011, Sundance Channel had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 42 million viewing subscribers. Sundance Channel currently generates advertising revenue from sponsorship arrangements and promotional breaks, rather than traditional advertising spots.

Historical Subscribers—Sundance Channel

	2011	2010	2009
	(in millions)
Viewing Subscribers* (at year-end)	42.1	39.9	37.9
Growth from Prior Year-end	6%	5%	23%

*	Subscriber counts are based on internal management reports and represent viewing subscribers. For a discussion of the differences between Nielsen subscribers and viewing subscribers, see “Subscriber and Viewer Measurement” below.

International and Other

In addition to our National Networks, we also operate AMC/Sundance Channel Global, which is our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business. Our International and Other segment also includes VOOM HD Holdings LLC (“VOOM HD”), which we are in the process of winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

AMC/Sundance Channel Global

AMC/Sundance Channel Global’s business principally consists of seven distinct channels in ten languages spread across eighteen countries, focusing primarily on AMC in Canada and global versions of the Sundance Channel and WE tv brands. Principally generating revenues from affiliation fees, AMC/Sundance Channel Global reached approximately 8.7 million viewing subscribers in Canada, Europe and Asia as of December 31, 2011, and has broad availability to distributors in Europe and in Asia through satellite and fiber delivery that can facilitate future expansion.

Sundance Channel—International

An internationally-recognized brand, Sundance Channel’s global services provide not only the best of the independent film world but also feature certain content from AMC, IFC, Sundance Channel and IFC Films, as well as serve as a unique pipeline of international content, in an effort to provide distinctive programming to an upscale audience.

The ability of Sundance Channel to offer content in standard definition and high definition across multiple platforms provides value to distributors and opportunity for expansion into additional international markets. The international version of Sundance Channel is currently available via six distinct feeds providing service in France, Belgium, the Netherlands, Spain, Portugal, Romania, Poland, Hungary, Slovakia, Czech Republic, Greece, Malta, South Korea, Malaysia, Taiwan and Singapore; and provides programming in English, French, Dutch, Spanish, Portuguese, Polish, Greek, Korean, Malay and Mandarin. The network is distributed via satellite and fiber in Europe and via satellite in Asia with a substantial satellite footprint (which extends from the Philippines to the Middle East and from Russia to Australia).

Canada

We provide programming to the Canadian market through our AMC and Sundance Channel brands, which are distributed through affiliation arrangements with the three major Canadian multichannel video distributors and through trademark license and content distribution arrangements with Canadian programming outlets. In 2006, we launched AMC Canada as a service that provides essentially the same programming as the U.S. version of the network. AMC Canada has today achieved near-full distribution in the Canadian market. In 2010, we launched a Sundance Channel-branded network in Canada.

WE tv Asia

Providing programming in the Korean and Mandarin languages, WE tv Asia provides a selection of the best domestic programming from the WE tv U.S. network with programs like Bridezillas and My Fair Wedding with David Tutera, and some of the best programming from networks in the U.S., such as Tabatha’s Salon Takeover and Tori & Dean. With the same broad satellite footprint as Sundance Channel—International, WE tv Asia is available in South Korea, Taiwan, Singapore and Hong Kong and also presents significant opportunities for expansion into new Asian markets.

IFC Films

IFC Films, which was formerly referred to as IFC Entertainment, encompasses our independent film distribution business, which makes independent films available to a worldwide audience. IFC Films operates three distribution labels: Sundance Selects, IFC Films and IFC Midnight, all of which distribute critically acclaimed independent films across virtually all available media platforms, including in theaters, on cable/satellite video-on-demand (reaching nearly 50 million homes), DVDs and cable network television, and streaming/downloading to computers and other electronic devices.

IFC Films has a film library consisting of more than 500 titles. Recently released films include: the Oscar®-nominated Pina, Buck, The Other Woman, Love Wedding Marriage, The Ledge, Super and Flypaper.

As part of its strategy to encourage the growth of the marketplace for independent film, IFC Films also operates the IFC Center, DOC NYC and SundanceNow. The IFC Center is a state-of-the-art independent movie theater located in the heart of New York City’s Greenwich Village. DOC NYC is an annual festival also located in New York City celebrating documentary storytelling in film, photography, prose and other media. IFC Films’ online platform, SundanceNow, is a direct-to-consumer digital platform that makes our IFC Films library of independent films, in addition to independent film content licensed from third parties available to consumers in the U.S. and around the globe.

AMC Networks Broadcasting & Technology

AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, supplying an array of services to the network programming industry. AMC Networks Broadcasting & Technology’s operations are housed in Bethpage, New York, where AMC Networks Broadcasting & Technology consolidates origination and satellite communications functions in a 55,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has nearly 30 years’ experience across its network services groups, including affiliate engineering, network operations, traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.

Currently, AMC Networks Broadcasting & Technology is responsible for the origination of 33 programming feeds for national and international distribution. AMC Networks Broadcasting & Technology’s current clients include AMC Networks’ own national networks, as well as third-party and affiliated clients including Fuse, MSG network, MSG Plus, MSG Varsity, SNY and Mid Atlantic Sports Network.

CONTENT RIGHTS AND DEVELOPMENT

The programming on our networks includes original programming that we control, either through outright ownership or through long-term licensing arrangements, and acquired programming that we license from studios and other rights holders.

Original Programming

We contract with some of the industry’s leading independent production companies, including Lionsgate, Sony Pictures Television, Fox Television Studios, Entertainment One Television USA, RelativityREAL, Magical Elves, Broadway Video, Reveille Productions and Pilgrim Films & Television, to produce most of the original programming that appears on our programming networks. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. We currently self produce one of our original series, AMC’s The Walking Dead.

The original programming that we either exclusively license or own outright includes, for WE tv: Braxton Family Values, My Fair Wedding with David Tutera, Joan and Melissa: Joan Knows Best?; for IFC: Portlandia, The Increasingly Poor Decision of Todd Margaret and Onion News Network; for Sundance Channel: All on the Line with Joe Zee, The Mortified Sessions and Love/Lust. We may freely exhibit this programming on our networks or through other distribution platforms, both in the U.S. and in international markets. We may also license this content to other programming networks or distribution platforms.

We hold long-term licenses for original programming that includes Mad Men, Breaking Bad, The Killing, Hell on Wheels and Bridezillas. These licensing arrangements give us the exclusive right for certain periods of time to exhibit the shows on our programming networks within the U.S. and, in some cases, in international markets. These licenses may also give us the right to exploit the programming on certain digital distribution platforms (such as video-on-demand and mobile devices) within our licensed territory. The license agreements are typically of multi-season duration and provide us with a right of first negotiation or a right of first refusal on the renewal of the license for additional programming seasons.

Acquired Programming

The majority of the content on our programming networks consists of existing films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as CSI: Miami, Frasier, Charmed, Ghost Whisperer, Golden Girls, Malcolm in the Middle and Arrested Development, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks to carry these series, films and other programming during certain window periods.

Affiliation Agreements

Affiliation Agreements and Significant Customers. Our programming networks are distributed to our viewing audience pursuant to affiliation agreements with multichannel video distributors. These agreements, which typically have durations of several years, require us to deliver programming that meets certain standards set forth in the agreement. We earn affiliation fees under these agreements, generally based upon the number of each distributor’s subscribers who receive our programming or, in some cases, based on a fixed contractual monthly fee. Our affiliation agreements also give us the right to sell a specific amount of national advertising time on our programming networks.

Our programming networks’ existing affiliation agreements expire at various dates through 2018. Failure to renew important affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. We have never failed to renew an agreement with any of our top ten distributors, although agreements have sometimes expired before the renewal was fully negotiated and finalized (in such cases, carriage of our programming networks continued unaffected during the periods in which the agreements were being negotiated).

In 2011, Comcast and DirecTV each accounted for at least 10% of our consolidated revenues, net.

We frequently negotiate with distributors in an effort to increase the subscriber base for our networks. We have in some instances made upfront payments to distributors in exchange for these additional subscribers or agreed to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our programming networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by such deferred carriage fee arrangements, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.

Advertising Arrangements

Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen.

In 2011, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.

Subscriber and Viewer Measurement

The number of subscribers receiving our programming from multichannel video programming distributors generally determines the affiliation fees we receive. We refer to these subscribers as “viewing subscribers.” These numbers are reported monthly by the distributor and are reported net of certain excluded categories of subscribers set forth in the relevant affiliation agreement. These excluded categories include delinquent and complimentary accounts and subscribers receiving our programming networks during promotional periods. For most day-to-day management purposes, we use a different measurement, Nielsen subscribers, when that measurement is available. Nielsen subscribers represent the number of subscribers receiving our programming from multichannel video programming distributors as reported by Nielsen, based on their sampling procedures. Because Nielsen subscribers are reported without deduction for certain classes of subscribers, Nielsen subscriber figures tend to be higher than viewing subscribers for a given programming network. Nielsen subscriber figures are available for our AMC, WE tv and IFC programming networks.

For purposes of the advertising rates we are able to charge advertisers, the relevant measurement is the Nielsen rating, which measures the number of viewers actually watching the commercials within programs we show on our programming networks. This measurement is calculated by The Nielsen Company using their sampling procedures and reported daily, although advertising rates are adjusted less frequently. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.

REGULATION

The Federal Communications Commission (the “FCC”) regulates our programming networks in certain respects because they are affiliated with a cable television operator like Cablevision. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly.

Closed Captioning

Certain of our networks must provide closed-captioning of programming for the hearing impaired. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the Internet.

Obscenity Restrictions

Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Program Access

The “program access” provisions of the Federal Cable Act generally require satellite delivered video programming in which a cable operator holds an attributable interest, as that term is defined by the FCC, to be made available to all multichannel video programming distributors, including DBS providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC’s rules. For purposes of these rules, the common directors and five percent or greater voting stockholders of Cablevision and AMC Networks are deemed to be cable operators with attributable interests in us. As long as we continue to have common directors and major stockholders with Cablevision, our satellite-delivered video programming services will remain subject to the program access provisions. Until October 2012, unless extended, these rules also prohibit us from entering into exclusive contracts with cable operators for these services.

The FCC has also extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers such as us when a showing can be made that the lack of such programming significantly hinders or prevents the distributor from providing satellite cable programming. The new rules authorize the FCC to compel the licensing of such programming in response to a complaint by a multichannel video programming distributor. These rules could require us to make any terrestrial programming services we create available to multichannel video programming distributors on nondiscriminatory prices, terms and conditions.

In 2007, the FCC sought comment on a proposal to allow a cable operator to petition for repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video programming distributors; and is considering revisions to the program access complaint procedures. The FCC has taken no action on this proposal.

Program Carriage

The FCC has sought comment on proposed changes to the rules governing carriage agreements between cable programming networks and cable operators or other multichannel video programming distributors. Some of these changes could give an advantage to cable programming networks that are not affiliated with any distributor and make it easier for those programming networks to challenge a distributor’s decision to terminate a carriage agreement or to decline to carry a network in the first place.

Wholesale “À La Carte”

In 2007, the FCC sought comment on whether cable programming networks require distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited. The FCC has taken no action on this proposal. We do not currently require distributors to carry more than one of our national programming networks in order to obtain the right to carry a particular national programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently.

Effect of “Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.

Satellite Carriage

All satellite carriers must under federal law offer their service to deliver our and our competitor’s programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

Media Ownership Restrictions

FCC rules set media ownership limits that restrict, among other things, the number of daily newspapers and radio and television stations in which a single entity may hold an attributable interest as that term is defined by the FCC. Pursuant to a Congressional mandate, the FCC must review these rules every four years. Such a review is currently underway. Cablevision currently owns Newsday, a daily newspaper published on Long Island, New York. The fact that the common directors and five percent or greater voting stockholders of Cablevision and AMC Networks hold attributable interests in each of the companies for purposes of these rules means that these cross-ownership rules may have the effect of limiting the activities or strategic business alternatives available to us, at least for as long as we continue to have common directors and major stockholders with Cablevision. Although we have no plans or intentions to become involved in the businesses affected by these restrictions, we would need to be mindful of these rules if we were to consider engaging in any such business in the future.

Website Requirements

We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy and consumer protection regulations.

Other Regulation

In 2007, the FCC recommended that Congress prohibit the availability of violent programming, including on cable programming networks, during the hours when children are likely to be watching. Congress has considered this proposal, but to date has not yet enacted such restrictions. The FCC also imposes rules regarding political broadcasts.

COMPETITION

Our programming networks operate in two highly competitive markets. First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers. Second, our programming networks compete with other programming networks and other sources of video content, including broadcast networks, to secure desired entertainment programming. The success of our businesses depends on our ability to license and produce content for our programming networks that is adequate in quantity and quality and will generate satisfactory viewer ratings. In each of these cases, some of our competitors are large publicly held companies that have greater financial resources than we do. In addition, we compete with these entities for advertising revenue.

It is difficult to predict the future effect of technology on many of the factors affecting AMC Networks’ competitive position. For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space. On the other hand, the addition of channel space could also increase competition for desired entertainment programming and ultimately, for viewing by subscribers. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive. Our programming networks face competition from other programming networks’ carriage by a particular multichannel video programming distributor, and for the carriage on the service tier that will attract the most subscribers. Once our programming network is selected by a distributor for carriage, that network competes for viewers not only with the other programming networks available on the distributor’s system, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.

Important to our success in each area of competition we face are the prices we charge for our programming networks, the quantity, quality and variety of the programming offered on our networks, and the effectiveness of our networks’ marketing efforts. The competition for viewers among advertiser supported networks is directly correlated with the competition for advertising revenues with each of our competitors.

Our ability to successfully compete with other networks may be hampered because the cable television systems or other multichannel video programming distributors through which we seek distribution may be affiliated with other programming networks. In addition, because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased affiliation and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if such affiliated distributors carry our programming networks, such distributors may place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.

New or existing programming networks that are affiliated with broadcasting networks like NBC, ABC, CBS or Fox may also have a competitive advantage over our programming networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with agreements giving the distributor the right to carry a broadcast station affiliated with the broadcasting network.

An important part of our strategy involves exploiting identified markets of the cable television viewing audience that are generally well defined and limited in size. Our networks have faced and will continue to face increasing competition as other programming networks and online or other services seek to serve the same or similar niches.

Sources of Programming

We also compete with other programming networks to secure desired programming. Most of our original programming and all of our acquired programming is obtained through agreements with other parties that have produced or own the rights to such programming. Competition for this programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area.

With respect to the acquisition of entertainment programming, such as syndicated programs and movies that are not produced by or specifically for networks, our competitors include national broadcast television networks, local broadcast television stations, video-on-demand programs and other cable programming networks. Internet-based video content distributors have also emerged as competitors for the acquisition of content or the rights to distribute content. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Competition for Advertising Revenue

Our programming networks must compete with other sellers of advertising time and space, including other cable programming networks, radio, newspapers, outdoor media and, increasingly, Internet sites. We compete for advertisers on the basis of rates we charge and also on the number and demographic nature of viewers who watch our programming. Advertisers will often seek to target their advertising content to those demographic categories they consider most likely to purchase the product or service they advertise. Accordingly, the demographic make-up of our viewership can be equally or more important than the number of viewers watching our programming.

EMPLOYEES

As of December 31, 2011 we had 929 full-time employees and 27 part-time employees. None of our employees are represented by unions.

Item 1A.	Risk Factors.

The risk factors described below are not inclusive of all risk factors but highlight those that the Company believes are the most significant and that could impact its performance and financial results. These risk factors should be considered together with all other information presented in this Annual Report.

Risks Relating to Our Business

Our business depends on the appeal of our programming to our distributors and our viewers, which may be unpredictable and volatile.

Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. A change in viewer preferences could cause our programming to decline in popularity, which could cause a reduction in advertising revenues and jeopardize renewal of our contracts with distributors. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may be able to react more quickly than we can to shifts in tastes and interests.

To an increasing extent, the success of our business depends on original programming, and our ability to predict accurately how audiences will respond to our original programming is particularly important. Because original programming often involves a greater degree of commitment on our part, as compared to acquired programming that we license from third parties, and because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business. We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. We have incurred write-offs of programming rights in the past, and may incur future programming rights write-offs if it is determined that program rights have no future usefulness.

In addition, feature films constitute a significant portion of the programming on our AMC, IFC and Sundance Channel programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms. Should the popularity of feature-film programming suffer significant further declines, we may lose viewership or be forced to rely more heavily on original programming, which could increase our costs.

If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings may suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position when dealing with distributors, which could reduce our affiliation fee revenues. We cannot assure you that we will be able to maintain the success of any of our current programming, or generate sufficient demand and market acceptance for our new programming.

If economic instability persists in the U.S. or in other parts of the world, our results of operations could be adversely affected.

Our business is significantly affected by prevailing economic conditions. We derive substantial revenues from advertising spending by U.S. businesses, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues.

Decreases in U.S. consumer discretionary spending may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multichannel video distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.

Furthermore, world-wide financial instability may affect our ability to penetrate new markets. Because our networks are highly distributed in the U.S., our ability to expand the scope of our operations internationally is important to the continued growth of our business. Our inability to negotiate favorable affiliation agreements with foreign distributors or to secure advertisers for those markets could negatively affect our results of operations.

Because a limited number of distributors account for a large portion of our business, the loss of any significant distributor would adversely affect our revenues.

Our programming networks depend upon agreements with a limited number of cable television system operators and other multichannel video programming distributors. In 2011, Comcast and DirecTV each accounted for at least 10% of our consolidated revenues, net. The loss of any significant distributor could have a material adverse effect on our revenues.

In addition, we have in some instances made upfront payments to distributors in exchange for additional subscribers or have agreed to waive or accept lower affiliation fees if certain numbers of additional subscribers are provided. We also may help fund our distributors’ efforts to market our programming networks or we may permit distributors to offer promotional periods without payment of subscriber fees. As we continue our efforts to add viewing subscribers, our net revenues may be negatively affected by these deferred carriage fee arrangements, discounted subscriber fees or other payments.

If we are unable to renew our programming networks’ affiliation agreements, which expire at various dates through 2018, our revenues will be negatively affected.

Our programming networks have affiliation agreements that will expire at various dates through 2018. Approximately 41% of our subscribers are under affiliation agreements that expire prior to December 31, 2013. Failure to renew these affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business. A reduced distribution of our programming networks would adversely affect our affiliation fee revenue, and impact our ability to sell advertising or the rates we charge for such advertising. Even if affiliation agreements are renewed, we cannot assure you that the renewal rates will equal or exceed the rates that we currently charge these distributors.

Furthermore, the largest multichannel video programming distributors have significant leverage in their relationship with programming networks. The two largest cable distributors provide service to approximately 35 percent of U.S. households receiving multichannel video programming distribution service, while the two largest DBS distributors provide service to an additional 33 percent of such households. Further consolidation among multichannel video distributors could increase this leverage.

In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to one or more affiliation agreements with our programming networks on terms that are more favorable to us could adversely impact our financial condition and results of operations.

We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.

The cable programming industry is highly competitive. Our programming networks compete with other programming networks and other types of video programming services for marketing and distribution by cable and other multichannel video programming distribution systems. In distributing a programming network, we face competition with other providers of programming networks for the right to be carried by a particular cable or other multichannel video programming distribution system and for the right to be carried by such system on a particular “tier” of service.

Certain programming networks affiliated with broadcast networks like NBC, ABC, CBS or Fox may have a competitive advantage over our programming networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the cable television or other multichannel video programming distributors through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased affiliation and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier, thereby giving their affiliated programming network a competitive advantage over our own. As a result of the Distribution, the Company is no longer owned by Cablevision, which may impact the competitive landscape in which we operate because some of our distributors have other commercial relationships with Cablevision. Because of these other relationships, the Company has from time to time in the past achieved greater distribution or more favorable terms than it might have achieved as a stand-alone company. As a result, the Company’s ability to pursue cross-company initiatives that might provide such benefits are limited, since as separate public companies, we and Cablevision are required to assess any such initiatives from our own business perspective.

In addition to competition for distribution, we also face intense competition for viewing audiences with other cable and broadcast programming networks, home video products and Internet-based video content providers, some of which are part of large diversified entertainment or media companies that have substantially greater resources than us. To the extent that our viewing audiences are eroded by competition with these other sources of programming content, our ratings would decline, negatively affecting advertising revenues, and we may face difficulty renewing affiliation agreements with distributors on acceptable terms, which could cause affiliation fee revenues to decline. In addition, competition for advertisers with these content providers, as well as with other forms of media (including print media, Internet websites and radio), could affect the amount we are able to charge for advertising time on our programming networks, and therefore our advertising revenues.

An important part of our strategy involves exploiting identified markets of the cable television viewing audience that are generally well defined and limited in size. Our programming networks have faced and will continue to face increasing competition obtaining distribution and attracting advertisers as other programming networks seek to serve the same or similar markets.

Our programming networks’ success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.

Our programming networks’ success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce some of our original programming, we obtain most of the programming on our networks (including original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.

We compete with other programming networks to secure desired programming. Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video-on-demand services and Internet-based content delivery services, such as Netflix, iTunes and Hulu. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

We cannot assure you that we will ultimately be successful in negotiating renewals of our programming rights agreements or in negotiating adequate substitute agreements in the event that these agreements expire or are terminated.

Our programming networks have entered into long-term programming acquisition contracts that require substantial payments over long periods of time, even if we do not use such programming to generate revenues.

Our programming networks have entered into numerous contracts relating to the acquisition of programming, including rights agreements with film companies. These contracts typically require substantial payments over extended periods of time. We must make the required payments under these contracts even if we do not use the programming.

Increased programming costs may adversely affect our profits.

We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. An increase in the costs of programming may lead to decreased profitability or otherwise adversely affect our business.

We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.

We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Additionally, we must adapt to changing consumer behavior driven by advances such as digital video recorders (or “DVRs”), video-on-demand, Internet-based content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business.

We face risks from doing business internationally.

We distribute our programming outside the U.S. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on content;

•	differing degrees of protection for intellectual property;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	war and acts of terrorism;

•

anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;

•	foreign privacy and data protection laws and regulation and changes in these laws;

•	varying attitudes towards the piracy of intellectual property; and

•	shifting consumer preferences regarding the viewing of video programming.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business is limited by regulatory constraints, both domestic and foreign, which may adversely impact our operations.

Although most aspects of our business generally are not directly regulated by the FCC, under the Communications Act of 1934, there are certain FCC regulations that govern our business either directly or indirectly. See “Business—Regulation.” Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our business will be affected.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations.

The regulation of cable television services, satellite carriers, and other multichannel video programming distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our business will not be adversely affected by future legislation, new regulation or deregulation.

An important aspect of our growth strategy involves the expansion of our programming networks and brands into markets outside the U.S. The distribution of our programming networks in foreign markets is subject to laws and regulations specific to those countries. Changes in laws and regulations of foreign jurisdictions could adversely affect our business and ability to access new foreign markets.

Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content, may decrease revenue received from our programming and adversely affect our businesses and profitability.

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the U.S. or that lack effective enforcement of such measures. The interpretation of copyright, privacy and other laws as applied to our content, and piracy detection and enforcement efforts, remain in flux. The failure to strengthen or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.

Content theft has been made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine security features such as encryption and the ability of pirates to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming, and intentional or unintentional acts could result in unauthorized access to our content, a disruption of our services, or improper disclosure of confidential information. The increasing use of digital formats and technologies heightens this risk. Unauthorized access to our content could result in the premature release of television shows, which is likely to have a significant adverse effect on the value of the affected programming.

Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels and inhibits our ability to recoup or profit from the costs incurred to create such works. Efforts to prevent the unauthorized distribution, performance and copying of our content may affect our profitability and may not be successful in preventing harm to our business.

Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

We maintain information in digital form necessary to conduct our business, including confidential and proprietary information regarding our distributors, advertisers, viewers and employees as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

If our technology facility fails or its operations are disrupted, our performance could be hindered.

Our programming is transmitted by our subsidiary, AMC Networks Broadcasting & Technology. AMC Networks Broadcasting & Technology uses its technology facility for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. Like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. Although we have an arrangement with a third party to re-broadcast the previous 48 hours of our networks’ programming in the event of a disruption, we currently do not have a backup operations facility for our programming.

In addition, we rely on third-party satellites in order to transmit our programming signals to our distributors. As with all satellites, there is a risk that the satellites we use will be damaged as a result of natural or man-made causes, or will otherwise fail to operate properly. Although we maintain in-orbit protection providing us with back-up satellite transmission facilities should our primary satellites fail, there can be no assurance that such back-up transmission facilities will be effective or will not themselves fail.

Any significant interruption at AMC Networks Broadcasting & Technology’s facility affecting the distribution of our programming, or any failure in satellite transmission of our programming signals, could have an adverse effect on our operating results and financial condition.

The loss of any of our key personnel and artistic talent could adversely affect our business.

We believe that our future success will depend to a significant extent upon the performance of our senior executives. We generally do not maintain “key man” insurance. In addition, we depend on the availability of a number of writers, directors, producers, artistic talent and others, who are employees of third-party production companies that create our original programming. The loss of any significant personnel or artistic talent, or our artistic talent losing their current audience base, could have an adverse effect on our business.

General Risks

Our substantial debt and high leverage could adversely affect our business.

We have a significant amount of debt. As of December 31, 2011, we have $2,291 million of total debt, excluding capital leases, $1,605 million of which is senior secured debt under our new senior secured credit facilities and $686 million of which is senior unsecured debt.

Our substantial amount of debt could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared with our competitors; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In the long-term, we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. As a result, we will be dependent upon our ability to access the capital and credit markets. Failure to raise significant amounts of funding to repay these obligations at maturity could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered into hedging agreements for a portion of our variable rate debt limiting our exposure to higher interest rates, such agreements do not offer complete protection from this risk.

The agreements governing our debt, including our senior secured credit facilities and the indenture governing our senior unsecured notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

The agreement governing our senior secured credit facilities and the indenture governing our senior unsecured notes contain covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

Our senior secured credit facility requires that we comply with specified financial ratios and tests, including, but not limited to a leverage ratio and an interest coverage ratio.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.

At December 31, 2011, our consolidated financial statements included approximately $2.2 billion of consolidated total assets, of which approximately $389 million were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, indefinite-lived intangible assets and goodwill. While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.

We may have a significant indemnity obligation to Cablevision if the Distribution is treated as a taxable transaction.

Prior to the Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Distribution, and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code to Cablevision, the Company, and holders of Cablevision common stock. Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.

If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision’s stockholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of Cablevision’s earnings and profits, then as a non-taxable return of capital to the extent of each stockholder’s tax basis in his or her Cablevision stock, and thereafter as capital gain with respect to the remaining value. It is expected that the amount of any such taxes to Cablevision’s stockholders and Cablevision would be substantial.

As part of the Distribution, we entered into a Tax Disaffiliation Agreement with Cablevision, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and taxes of Cablevision resulting from the breach of certain covenants and for certain taxable gain recognized by Cablevision, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Cablevision under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business, results of operations, financial position and cash flows.

The tax rules applicable to the Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the Distribution.

To preserve the tax-free treatment of the Distribution to Cablevision and its stockholders, under the Tax Disaffiliation Agreement with Cablevision, for the two-year period following the Distribution, we are subject to restrictions with respect to:

•	entering into any transaction pursuant to which 50% or more of our equity securities or assets would be acquired, whether by merger or otherwise, unless certain tests are met;

•	issuing equity securities, if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;

•	certain repurchases of our common shares;

•	ceasing to actively conduct our business;

•	amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;

•	liquidating or partially liquidating; and

•	taking any other action that prevents the Distribution and related transactions from being tax-free.

Furthermore, the Tax Disaffiliation Agreement limits our ability to pre-pay, pay down, redeem, retire, or otherwise acquire the senior unsecured notes or the Term B Facility portion of the AMC Networks debt. These restrictions may for a time limit our ability to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that could increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

Our historical financial results as a business segment of Cablevision may not be representative of our results as a separate, stand-alone company.

The historical financial information through June 30, 2011 included in this Annual Report has been derived from the consolidated financial statements and accounting records of Cablevision and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a separate, stand-alone company during those periods. Although Cablevision accounted for our Company as a business segment, we were not operated as a separate, stand-alone company for the historical periods through June 30, 2011. The historical costs and expenses through June 30, 2011 reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Cablevision, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. Prior to its termination on June 30, 2011, our historical costs have also included a management fee paid to Cablevision calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

Our ability to operate our business effectively may suffer if we do not, effectively, establish our own financial, administrative and other support functions in order to operate as a separate, stand-alone company, and we cannot assure you that the transition services Cablevision has agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative and other resources of Cablevision to support the operation of our business. As a result of our separation from Cablevision, we have expanded our financial, administrative and other support systems and contracted with third parties to replace certain of Cablevision’s systems. We also have established our own credit and banking relationships and are performing our own financial and operational functions. Any failure or significant downtime in our own financial or administrative systems or in Cablevision’s financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.

In connection with the Distribution, we rely on Cablevision’s performance under various agreements.

In connection with the Distribution, we entered into various agreements with Cablevision, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, an Employee Matters Agreement and certain other related party agreements and arrangements. These agreements govern our relationship with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The Distribution Agreement includes an agreement that we and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses that were transferred to us by Cablevision. We are also party to other arrangements with Cablevision. We and Cablevision rely on each other to perform each entity’s obligations under these agreements. If Cablevision were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required in 2012 to document and test our internal control procedures, and our management will be required to assess and issue a report concerning our internal control over financial reporting. In addition, our independent auditors will be required to issue an opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2012. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

We are controlled by the Dolan family, which may create certain conflicts of interest and which means certain stockholder decisions can be taken without the consent of the majority of the holders of our Class A Common Stock.

We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.

As of December 31, 2011, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially own all of our Class B Common Stock, less than 2% of our outstanding Class A Common Stock and approximately 70% of the total voting power of all our outstanding common stock. Of this amount, Cablevision’s Chairman, Charles F. Dolan, our Executive Chairman, and his spouse beneficially owned approximately 57.7% of our outstanding Class B Common Stock, less than 1% of our outstanding Class A Common Stock and approximately 41% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a stockholders agreement pursuant to which, among other things, the voting power of the holders of our Class B Common Stock will be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.

Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.

In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:

•	the authorization or issuance of any additional shares of Class B Common Stock, and

•	any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.

As a result, Charles F. Dolan, members of his family and certain related family entities also collectively have the power to prevent such issuance or amendment.

We have adopted a written policy whereby an independent committee of our Board of Directors will review and approve or take such other action as it may deem appropriate with respect to certain transactions involving the Company and its subsidiaries, on the one hand, and certain related parties, including Charles F. Dolan and certain of his family members and related entities on the other hand. This policy does not address all possible conflicts which may arise, and there can be no assurance that this policy will be effective in dealing with conflict scenarios.

The members of the Dolan family group have entered into an agreement with the Company in which they agreed that during the 12-month period beginning on the Distribution date, the Dolan family group must obtain the prior approval of a majority of the Company’s independent directors prior to acquiring common stock of the Company through a tender offer that results in members of the Dolan family group owning more than 50% of the total number of outstanding shares of common stock of the Company. For purposes of this agreement, the term

“independent directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of NASDAQ corporate governance standards.

We are a “controlled company” for NASDAQ purposes, which allows us not to comply with certain of the corporate governance rules of NASDAQ.

Charles F. Dolan, members of his family and certain related family entities have entered into a stockholders agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NASDAQ. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent compensation committee and (iii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NASDAQ corporate governance rules and not to comply with the NASDAQ requirement for a majority independent board of directors and an independent corporate governance and nominating committee because of our status as a controlled company.

Future stock sales, including as a result of the exercising of registration rights by certain of our shareholders, could adversely affect the trading price of our Class A Common Stock.

Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundations that provide them with “demand” and “piggyback” registration rights with respect to approximately 15.9 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

We share a senior executive and certain directors with Cablevision and The Madison Square Garden Company, which may give rise to conflicts.

Our Executive Chairman, Charles F. Dolan, also serves as the Chairman of Cablevision. As a result, a senior executive officer of the Company will not be devoting his full time and attention to the Company’s affairs. In addition, eight members of our Board of Directors are also directors of Cablevision and seven members of our Board are also directors of The Madison Square Garden Company (“MSG”), an affiliate of Cablevision and the Company. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and Cablevision or MSG on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and either or both of them. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or MSG and us. In addition, certain of our directors and officers, including Charles F. Dolan, own Cablevision or MSG stock, restricted stock units and options to purchase, and stock appreciation rights in respect of, Cablevision or MSG stock, as well as cash performance awards with any payout based on Cablevision’s or MSG’s performance. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company, Cablevision or MSG. See “Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest” in our registration statement on Form 10 filed with the SEC for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.

Our overlapping directors and executive officer with Cablevision and Madison Square Garden may result in the diversion of corporate opportunities to and other conflicts with Cablevision or Madison Square Garden and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.

The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries or MSG and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries or MSG and its subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries or MSG or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision or any of its subsidiaries or MSG or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Description of Capital Stock—Certain Corporate Opportunities and Conflicts” in our registration statement on Form 10 filed with the SEC.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently use approximately 239,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms of six and nine years. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 15,000 square feet of office space in Santa Monica, California under lease arrangements with a remaining term of seven years. We also lease the 55,000 square-foot Broadcasting and Technology Center in Bethpage, New York under lease arrangements with remaining terms of two and seven years, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we maintain leased sales offices in Chicago, Atlanta and Michigan.

We believe our properties are adequate for our use.

Item 3.	Legal Proceedings.

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network, LLC (“DISH Network”)) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. VOOM HD has opposed the motion. Further proceedings in the trial court remain stayed pending the court’s ruling on the motion.

In connection with the Distribution, CSC Holdings and AMC Networks and Rainbow Programming Holdings, LLC, an indirect wholly-owned subsidiary of AMC Networks (collectively, the “AMC Parties”) entered into an agreement (the “VOOM Litigation Agreement”) which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of the Company from VOOM HD. The AMC Parties are responsible for the legal fees and costs until such costs reach an agreed upon threshold, at which point CSC Holdings and the AMC Parties will bear such fees and expenses equally.

Broadcast Music, Inc. Matter

Broadcast Music, Inc. (“BMI”), an organization that licenses the performance of musical compositions of its members, had alleged that certain of the Company’s subsidiaries require a license to exhibit musical compositions in its catalog. BMI agreed to interim fees based on revenues covering certain periods (generally the period commencing from the launch or acquisition of each of the Company’s programming networks). In May 2011, the parties reached an agreement with respect to the license fees for an amount that approximated the amount previously accrued, which was approximately $7 million at December 31, 2010.

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director of the Company and Executive Vice President, Strategy and Development, in the Office of the Chairman and a director of Cablevision, filed a lawsuit against Cablevision and RMH in New York Supreme Court. The lawsuit raises compensation-related claims (seeking approximately $11 million) related to events in 2005. The matter is being handled under the direction of an independent committee of the board of directors of Cablevision. In connection with the Distribution Agreement, Cablevision indemnified the Company and RMH against any liabilities and expenses related to this lawsuit. Based on the indemnification and Cablevision’s and the Company’s assessment of this possible loss contingency, no provision has been made for this matter in the consolidated financial statements.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “AMCX.” Our Class B Common Stock is not listed on any exchange. Our Class A Common Stock began trading on NASDAQ on July 1, 2011.

Performance Graph

The following graph compares the performance of the Company’s Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the “Peer Group Index”) by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2011. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, News Corporation, Scripps Networks Interactive Inc., Time Warner Inc. and Viacom Inc. The chart assumes $100 was invested on July 1, 2011 in each of the Company’s Class A Common Stock, the S&P Mid-Cap 400 Index and in a peer group weighted by market capitalization.

	Base Period 7/01/11	INDEXED RETURNS Months Ending
Company Name / Index		7/31/11	8/31/11	9/30/11	10/31/11	11/30/11	12/31/11
AMC Networks Inc.	100	93.32	92.85	80.18	81.86	90.34	94.30
S&P MidCap 400 Index	100	94.88	88.13	78.80	89.63	89.36	89.03
Peer Group	100	94.16	90.04	79.99	91.88	92.59	96.08

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

As of March 7, 2012 there were 1,792 holders of record of our Class A Common Stock and 29 holders of record of our Class B Common Stock. We did not pay any cash dividend on our common stock during 2011 and do not expect to pay a cash dividend on our common stock for the foreseeable future. Our senior secured credit facilities and the indenture governing our senior unsecured notes restrict our ability to declare dividends in certain situations.

Price Range of AMC Networks Class A Common Stock

The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the AMCX Class A Common Stock as reported on NASDAQ:

Year Ended December 31, 2011	High	Low
First Quarter	N/A	N/A
Second Quarter(a)	$44.21	$31.00
Third Quarter	$40.24	$29.66
Fourth Quarter	$37.99	$30.53

N/A—Not applicable

(a)	AMC Networks Inc. became an independent publicly traded company on June 30, 2011 upon the Distribution by Cablevision to its stockholders of all of the outstanding common stock of AMC Networks Inc. See Item 1. “Business” for discussion of our operating history.

On March 9, 2011, in connection with the incorporation of AMC Networks Inc., CSC Holdings, LLC (“CSC Holdings”), a subsidiary of Cablevision, acquired 1,000 shares of common stock of AMC Networks Inc. for $10.00.

On June 6, 2011, in connection with the Distribution, CSC Holdings acquired 5,000 shares of common stock of AMC Networks Inc. as partial consideration for contributing 100% of the outstanding stock and limited liability company interests in RMH to AMC Networks Inc. On June 28, 2011, pursuant to our amended and restated certificate of incorporation, the 6,000 shares of common stock outstanding were converted to 57,813,257 shares of Class A Common Stock and 13,534,418 shares of Class B Common Stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	$—	N/A	N/A
November 1, 2011 to November 30, 2011	7,651	$33.32	N/A	N/A
December 1, 2011 to December 31, 2011	37,019	$36.15	N/A	N/A

Total	44,670	$35.67	N/A

During the fourth quarter of 2011, certain shares of AMC Networks Class A Common Stock previously issued to employees of Cablevision and MSG vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 44,670 shares, with an aggregate value of $1.6 million, were surrendered to the Company. The 44,670 acquired shares have been classified as treasury stock.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Selected Financial Data.

The operating and balance sheet data included in the following selected financial data as of and for the years ended December 31, 2011, 2010, 2009 and 2008 have been derived from the audited annual consolidated financial statements of AMC Networks Inc. and its subsidiaries. The operating and balance sheet data as of and for the year ended December 31, 2007 have been derived from the unaudited annual consolidated financial statements of AMC Networks Inc. and its subsidiaries. The financial information presented below does not necessarily reflect what our results of operations and financial position would have been through June 30, 2011 if we had operated as a separate publicly-traded entity during the periods presented. The selected financial data below is also not necessarily indicative of results of future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Operating Data(a):
Revenues, net	$1,187,741	$1,078,300	$973,644	$893,557	$754,447

Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	425,961	366,093	310,365	314,960	276,144
Selling, general and administrative	335,656	328,134	313,904	302,474	256,995
Restructuring (credit) expense(b)	(240)	(2,218)	5,162	46,877	2,245
Depreciation and amortization	99,848	106,455	106,504	108,349	81,101

	861,225	798,464	735,935	772,660	616,485

Operating income	326,516	279,836	237,709	120,897	137,962

Other income (expense):
Interest expense, net	(94,796)	(73,412)	(78,942)	(99,905)	(113,841)
Loss on investments, net	—	—	—	(103,238)	(1,812)
Gain on equity derivative contracts	—	—	—	66,447	24,183
Loss on extinguishment of debt and write-off of deferred financing costs	(20,973)	—	—	(2,424)	(22,032)
Miscellaneous, net	(137)	(162)	187	379	3,140

	$(115,906)	$(73,574)	$(78,755)	$(138,741)	$(110,362)

Income (loss) from continuing operations before income taxes	210,610	206,262	158,954	(17,844)	27,600
Income tax expense	(84,248)	(88,073)	(70,407)	(2,732)	(12,227)

Income (loss) from continuing operations	126,362	118,189	88,547	(20,576)	15,373
Income (loss) from discontinued operations, net of income taxes	92	(38,090)	(34,791)	(26,866)	(25,867)

Net income (loss)	$126,454	$80,099	$53,756	$(47,442)	$(10,494)

Income (loss) from continuing operations per share:
Basic(c)	$1.82	$1.71	$1.28	$(0.30)	$0.22
Diluted(c)	$1.79	$1.71	$1.28	$(0.30)	$0.22

Balance Sheet Data(a):
Program rights, net	$1,000,780	$783,830	$683,306	$649,020	$553,555
Total assets	2,183,934	1,853,896	1,934,362	1,987,917	2,423,442
Program rights obligations	619,029	454,825	435,638	465,588	416,960
Note payable/advances to related parties	—	—	190,000	190,000	130,000
Credit facility debt(d)	1,604,846	475,000	580,000	700,000	500,000
Senior notes(d)	686,434	299,552	299,283	299,014	298,745
Senior subordinated notes(d)	—	324,071	323,817	323,564	323,311
Capital lease obligations	15,677	20,252	24,611	21,106	24,432
Total debt	2,306,957	1,118,875	1,227,711	1,343,684	1,549,453
Stockholders’ (deficiency) equity	(1,036,995)	24,831	(236,992)	(278,502)	(570,665)

(a)	We acquired Sundance Channel in June 2008. The results of Sundance Channel’s operations have been included in the consolidated financial statements from the date of acquisition.

(b)	In December 2008, we decided to discontinue funding the domestic programming business of VOOM HD. In connection with this decision we recorded restructuring expense (credit) in each of the years from 2008 to 2011.
(c)	Common shares assumed to be outstanding during the years ended December 31, 2010, 2009, 2008 and 2007 totaled 69,161,000, representing the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding.
(d)	As part of the Distribution, we incurred $2,425,000 of debt (the “New AMC Networks Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes. Approximately $1,063,000 of the proceeds of the New AMC Networks Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of New AMC Networks Debt was issued to CSC Holdings, a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011. See Note 1 to the accompanying consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•    the level of our revenues;

•    market demand for new programming services;

•    demand for advertising inventory;

•     the demand for our programming among cable and other multichannel distribution platforms, including DBS and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel distributors as “multichannel video distributors” or “distributors”) and our ability to maintain and renew affiliation agreements with multichannel video distributors;

•    the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•    market demand for our services internationally and for our film distribution business, and our ability to profitably provide those services;

•    the security of our program rights and other electronic data;

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

•    financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein, and

•	the factors described under Item 1A, “Risk Factors” in this Annual Report.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction

Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere herein to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business and our reportable segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.

Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2011 as well as an analysis of our cash flows for the years ended December 31, 2011, 2010 and 2009. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2011.

Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.

Business Overview

We manage our business through the following two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the U.S. (“U.S.”) via cable and other multichannel distribution platforms, including DBS and platforms operated by multichannel video distributors; and

•

International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business, which supplies services primarily to our national programming networks. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD, which we are in the process of winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	For the years ended December 31,
	2011	2010	2009
Revenues, net
National Networks	$1,082,358	$994,573	$896,493
International and Other	125,573	104,499	95,921
Inter-segment eliminations	(20,190)	(20,772)	(18,770)

Consolidated revenues, net	$1,187,741	$1,078,300	$973,644

Operating income (loss)
National Networks	$349,272	$312,525	$278,816
International and Other	(21,890)	(29,603)	(37,934)
Inter-segment eliminations	(866)	(3,086)	(3,173)

Consolidated operating income	$326,516	$279,836	$237,709

AOCF
National Networks	$447,555	$419,051	$380,824
International and Other	(4,976)	(14,686)	(13,553)
Inter-segment eliminations	(866)	(3,086)	(3,173)

Consolidated AOCF	$441,713	$401,279	$364,098

We evaluate segment performance based on several factors, of which the primary financial measure is business segment AOCF. We define AOCF, which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit.

We present AOCF as a measure of our ability to service our debt and make continuing investments. We believe that AOCF is an appropriate measure for evaluating the operating performance on both a business segment and consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in the industry.

Internally, we use revenues, net and AOCF measures as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOCF is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

The following is a reconciliation of consolidated AOCF to operating income for the periods indicated:

	For the years ended December 31,
	2011	2010	2009
Operating income	$326,516	$279,836	$237,709
Share-based compensation expense	15,589	17,206	14,723
Restructuring (credit) expense	(240)	(2,218)	5,162
Depreciation and amortization	99,848	106,455	106,504

AOCF	$441,713	$401,279	$364,098

National Networks

In our National Networks segment, which accounted for 91% of our consolidated revenues for the year ended December 31, 2011, we earn revenues in two principal ways. First, we receive affiliation fees from distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Other sources of distribution revenue include the licensing of original programming for foreign and digital distribution to distributors, which is recognized upon availability for distribution by the licensee. Revenue from pay-per-view arrangements is recognized as programming is exhibited based on end-customer purchases as reported by the distributor.

The second principal source of revenues is from advertising. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In 2011, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.

We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than do WE tv, IFC and Sundance Channel. WE tv, IFC and Sundance Channel, although carried by all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. IFC and Sundance Channel are currently carried primarily on digital tiers, while WE tv is carried on either analog expanded basic or digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase if distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.

Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.

International and Other

Our International and Other segment includes the operations of AMC/Sundance Channel Global, IFC Films, AMC Networks Broadcasting & Technology and VOOM HD.

VOOM HD historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and multichannel video distributors. VOOM was available in the U.S. only on Cablevision’s cable television systems and on DISH Network. On December 18, 2008, we decided to discontinue funding the domestic offerings of VOOM. Subsequently, VOOM HD terminated the domestic offerings of VOOM. VOOM HD discontinued the VOOM international channel as of December 31, 2009; however continued distributing the Rush HD channel in Europe through April 2011. VOOM HD, which we are in the process of winding down, continues to sell certain limited amounts of programming internationally through program license agreements. See also “Legal Proceedings—DISH Network Contract Dispute” (Part I—Item 3. of this Annual Report).

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

Spin-off from Cablevision

On June 30, 2011, Cablevision spun-off the Company and we became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of RMH to us. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock. In the Distribution, each holder of Cablevision NY Group (“CNYG”) Class A Common Stock of record on June 16, 2011 received one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held on the record date, which resulted in the issuance of approximately 57,813,000 shares of Class A Common Stock. Each record holder of CNYG Class B Common Stock received one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held on the record date, which resulted in the issuance of approximately 13,534,000 shares of Class B Common Stock. Immediately prior to the Distribution, we were an indirect wholly-owned subsidiary of Cablevision. Both Cablevision and AMC Networks continue to be controlled by the Dolan Family.

As part of the Distribution, the Company incurred New AMC Networks Debt of $2,425,000, consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 8 in the accompanying consolidated financial statements). Approximately $1,063,000 of the proceeds of the New AMC Networks Debt was used to repay all pre-Distribution outstanding debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to us, $1,250,000, net of discount, of New AMC Networks Debt was issued to CSC Holdings, a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’

(deficiency) equity for the year ended December 31, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such New AMC Networks Debt being held by third party investors.

2010 Transactions

On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (“RASCO”) (a cable television advertising company), and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of transfer have been presented in discontinued operations for the years ended December 31, 2010 and 2009 in the accompanying consolidated financial statements.

Corporate Expenses

Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from related parties as described in Note 19 in the accompanying consolidated financial statements. As a separate, stand-alone public company, we have expanded and are continuing to expand our financial, administrative and other staff to support these new requirements. In addition, we are adding staff and systems to replace many of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through December 31, 2011 have been, and are expected to continue to be, lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date the Company paid a management fee calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Cautionary Note Concerning Historical Financial Statements

As noted above, our consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously or as an entity independent of Cablevision.

Our capital structure after the Distribution is different from the capital structure presented in the historical consolidated financial statements for periods prior to the Distribution and, accordingly, our interest expense in periods after June 30, 2011 as a separate independent entity is, and we expect will continue to be, materially higher than the interest expense reflected in our historical consolidated financial statements in periods prior to June 30, 2011.

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

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth our consolidated results of operations for the periods indicated.

	For the years ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,187,741	100%	$1,078,300	100%	$109,441	10%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	425,961	36	366,093	34	59,868	16
Selling, general and administrative	335,656	28	328,134	30	7,522	2
Restructuring credit	(240)	—	(2,218)	—	1,978	(89)
Depreciation and amortization	99,848	8	106,455	10	(6,607)	(6)

Total operating expenses	861,225	73	798,464	74	62,761	8

Operating income	326,516	27	279,836	26	46,680	17

Other income (expense):
Interest expense, net	(94,796)	(8)	(73,412)	(7)	(21,384)	29
Write-off of deferred financing costs	(6,247)	(1)	—	—	(6,247)	—
Loss on extinguishment of debt	(14,726)	(1)	—	—	(14,726)	—
Miscellaneous, net	(137)	—	(162)	—	25	(15)

Total other income (expense)	(115,906)	(10)	(73,574)	(7)	(42,332)	58

Income from continuing operations before income taxes	210,610	18	206,262	19	4,348	2
Income tax expense	(84,248)	(7)	(88,073)	(8)	3,825	(4)

Income from continuing operations	126,362	11	118,189	11	8,173	7
Income (loss) from discontinued operations, net of income taxes	92	—	(38,090)	(4)	38,182	(100)

Net Income	$126,454	11%	$80,099	7%	$46,355	58%

The following is a reconciliation of our consolidated operating income to AOCF:

	For the years ended December 31,
	2011	2010	$ change	% change
Operating income	$326,516	$279,836	$46,680	17%
Share-based compensation expense	15,589	17,206	(1,617)	(9)
Restructuring credit	(240)	(2,218)	1,978	(89)
Depreciation and amortization	99,848	106,455	(6,607)	(6)

AOCF	$441,713	$401,279	$40,434	10%

National Networks Segment Results

The following table sets forth our National Network segment results for the periods indicated.

	For the years ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,082,358	100%	$994,573	100%	$87,785	9%
Technical and operating (excluding depreciation and amortization)	366,998	34	317,819	32	49,179	15
Selling, general and administrative	280,387	26	271,494	27	8,893	3
Depreciation and amortization	85,701	8	92,735	9	(7,034)	(8)

Operating income	$349,272	32%	$312,525	31%	$36,747	12%

The following is a reconciliation of our National Networks segment operating income to AOCF:

	For the years ended December 31,
	2011	2010	$ change	% change
Operating income	$349,272	$312,525	$36,747	12%
Share-based compensation expense	12,582	13,791	(1,209)	(9)
Depreciation and amortization	85,701	92,735	(7,034)	(8)

AOCF	$447,555	$419,051	$28,504	7%

International and Other Segment Results

The following table sets forth our International and Other segment results for the periods indicated.

	For the years ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$125,573	100%	$104,499	100%	$21,074	20%
Technical and operating (excluding depreciation and amortization)	77,485	62	65,635	63	11,850	18
Selling, general and administrative	56,071	45	56,965	55	(894)	(2)
Restructuring credit	(240)	—	(2,218)	(2)	1,978	(89)
Depreciation and amortization	14,147	11	13,720	13	427	3

Operating loss	$(21,890)	(17)%	$(29,603)	(28)%	$7,713	(26)%

The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	For the years ended December 31,		$ change	% change
	2011	2010
Operating loss	$(21,890)	$(29,603)	$7,713	(26)%
Share-based compensation expense	3,007	3,415	(408)	(12)
Restructuring credit	(240)	(2,218)	1,978	(89)
Depreciation and amortization	14,147	13,720	427	3

AOCF deficit	$(4,976)	$(14,686)	$9,710	(66)%

Revenues, net

Revenues, net increased $109,441 to $1,187,741 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The net increase by segment was as follows:

	For the years ended December 31,
	2011	% of total	2010	% of total	$ change	% change
National Networks	$1,082,358	91%	$994,573	92%	$87,785	9%
International and other	125,573	11	104,499	10	21,074	20
Inter-segment eliminations	(20,190)	(2)	(20,772)	(2)	582	(3)

Consolidated revenues, net	$1,187,741	100%	$1,078,300	100%	$109,441	10%

National Networks

The increase in National Networks revenues, net is attributable to the following:

Advertising revenues primarily at AMC resulting from higher ratings and higher pricing per unit sold due to an increased demand for our programming by advertisers, and to a lesser extent increases in advertising revenue at IFC and WE tv. Prior to December 2010, IFC principally sold sponsorships, but since then it migrated to a traditional advertising sales model	$49,830
Affiliation fee and other revenues increased primarily due to an increase in affiliation fee revenues of $26,247, which includes a contractual adjustment from a distributor, and an increase in other revenues of $11,708 due primarily to increased digital distribution revenues derived from licensing our programming	37,955

$87,785

Changes in revenue discussed above are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers and changes in the prices and level of advertising on our networks. Affiliation fee revenues are generally based on a per subscriber fee under multi-year affiliation agreements, which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Changes in our digital distribution revenue are dependent upon the amount of programming content made available for distribution by the licensee and fluctuates quarterly depending on the dates such programming is made available for distribution to the licensee.

Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit and in certain advertising arrangements, guarantee specified viewer ratings. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser, resulting in revenue being deferred until such time as the guarantee has been met. Most of our advertising revenues vary based on the popularity of our programming as measured by Nielsen.

The following table presents certain subscriber information at December 31, 2011 and December 31, 2010:

	Estimated Domestic Subscribers
	December 31, 2011	December 31, 2010
National Programming Networks:
AMC(1)	96,300	96,400
WE tv(1)	76,100	76,800
IFC(1)	65,300	62,700
Sundance Channel(2)	42,100	39,900

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The Company believes the WE tv, IFC and Sundance Channel programming services may benefit from increased distribution, especially on the digital tiers of cable television distributors as digital penetration increases, and increased advertising/sponsorship revenues as cable networks, including advertiser-supported niche programming networks (such as WE tv and IFC), attract a greater advertising market share. These increases could potentially be offset by lower net effective rates per viewing subscriber for our programming services due to the consolidation of distributors. Opportunities are more limited for increases in distribution in the U.S. for our substantially fully penetrated AMC programming service. Changes in the viewership ratings of our AMC, WE tv and IFC programming services may also significantly affect future advertising revenues. We believe that the decline in AMC and WE tv subscribers shown as of December 31, 2011 as compared to December 31, 2010 may reflect the impact of changes in the Nielsen sample and the decline in the Nielsen total universe estimate, as AMC and WE tv did not have any significant negative tiering changes or lose any significant affiliate relationships during the relevant periods.

International and Other

The increase in International and Other revenues, net is attributable to the following:

Increased foreign affiliation fee revenues from the AMC Canadian distributors and our other internationally distributed channels due to increased distribution in Europe, increased digital distribution and theatrical revenue at IFC Films, and to a lesser extent, increased origination fee revenue at AMC Networks Broadcasting & Technology	$22,007
Lower foreign affiliation fee revenues at VOOM HD due to cessation of distribution of the Rush HD channel in Europe in April 2011	(933)

$21,074

Technical and operating expense (excluding depreciation and amortization)

Technical and operating expenses (excluding depreciation and amortization) increased $59,868 to $425,961 for 2011 as compared to 2010. The net increase by segment was as follows:

	For the years ended December 31,
	2011	2010	$ change	% change
National Networks	$366,998	$317,819	$49,179	15%
International and Other	77,485	65,635	11,850	18
Inter-segment eliminations	(18,522)	(17,361)	(1,161)	7

Total	$425,961	$366,093	$59,868	16%

Percentage of revenues, net	36%	34%

National Networks

The increase in the National Networks segment consists of $44,597 for the amortization of program rights and series development/original programming costs and $4,582 for programming related costs. The increase in amortization of program rights and series development/original programming costs for 2011 as compared to 2010 is due primarily to increased amortization of program rights at AMC and WE tv and program rights write-offs of $18,059 primarily at AMC based on management’s assessment of programming usefulness, partially offset by a decrease in development costs at AMC and decreased amortization of program rights at Sundance Channel. The increase in programming related costs resulted principally from increased editing and formatting/commercial insertion related costs.

There may be significant changes in the level of our technical and operating expenses from quarter to quarter and/or changes from year to year due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

International and Other

The increase in the International and Other segment (excluding VOOM) consists of $10,455 related to programming costs of AMC/Sundance Channel Global services and content acquisition and participation costs at IFC Films. In addition, transmission and programming related expenses increased $2,840 primarily at AMC/Sundance Channel Global due to increased distribution in Europe. Programming costs at VOOM HD decreased $1,445 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.

Selling, general and administrative expense

Selling, general and administrative expenses increased $7,522 to $335,656 for 2011 as compared to 2010. The net increase by segment was as follows:

	For the years ended December 31,
	2011	2010	$ change	% change
National Networks	$280,387	$271,494	$8,893	3%
International and Other	56,071	56,965	(894)	(2)
Inter-segment eliminations	(802)	(325)	(477)	147

Total	$335,656	$328,134	$7,522	2%

Percentage of revenues, net	28%	30%

National Networks

The increase in the National Networks segment consists of $17,080 of sales and marketing expenses related to a higher number of original programming premieres during 2011, increased sales related costs at IFC following the migration to an advertising sales model in December 2010 as well as a net increase in other general and administrative costs of $9,537 primarily due to employee related expenses and costs incurred with becoming a stand-alone public company. These increases were partially offset by a decrease of $5,171 in share-based compensation expense and expenses relating to long-term incentive plans as well as a reduction of corporate allocations from Cablevision, including a reduction of $12,553 in management fees.

Pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on certain subsidiaries’ gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming.

International and Other

The decrease in the International and Other segment consists of a decrease of $6,441 related to VOOM HD due primarily to lower legal fees and other related costs and expenses in connection with the DISH Network contract dispute and a decrease in share-based compensation expense and expenses relating to long-term incentive compensation of $1,262. Such decreases are partially offset by an increase of $4,506 for selling, marketing and advertising costs primarily at IFC Films due to increased spending on titles being distributed and a net increase of $2,303 for general and administrative costs incurred in connection with becoming a stand-alone public company. The increase in general and administrative costs is net of a reduction of corporate allocations from Cablevision following the Distribution.

Restructuring credit

The restructuring credit of $240 for 2011 and $2,218 for 2010 represents primarily the negotiated reductions of contract termination costs originally recorded in 2008 following the Company’s decision to discontinue funding the domestic programming of VOOM.

Depreciation and amortization

Depreciation and amortization decreased $6,607 to $99,848 for 2011 as compared to 2010. The change by segment was as follows:

	For the years ended December 31,
	2011	2010	$ change	% change
National Networks	$85,701	$92,735	$(7,034)	(8)%
International and Other	14,147	13,720	427	3

	$99,848	$106,455	$(6,607)	(6)%

Amortization expense decreased $7,541 in 2011 as compared to 2010, which was partially offset by an increase in depreciation expense of $934. The decrease in amortization expense was due to the decrease at the National Networks segment primarily resulting from certain identifiable intangible assets of Sundance Channel becoming fully amortized in the fourth quarter of 2010.

AOCF

AOCF (deficit) increased $40,434 for 2011 as compared to 2010. The net increase by segment was as follows:

	For the years ended December 31,
	2011	2010	$ change	% change
National Networks	$447,555	$419,051	$28,504	7%
International and Other	(4,976)	(14,686)	9,710	(66)
Inter-segment eliminations	(866)	(3,086)	2,220	(72)

AOCF	$441,713	$401,279	$40,434	10%

National Networks AOCF increased due to an increase in revenues, net of $87,785 and a net decrease in selling, general and administrative expenses primarily from a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense and program rights write-offs, marketing expense due to the increase in the number of original programming premieres and advertising sales related costs at IFC, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

International and Other AOCF deficit decreased due primarily to an increase in revenues, net of $21,074 and a decrease in legal fees and other costs in connection with the DISH Network contract dispute, partially offset by an increase in operating expenses due primarily to increased content costs at AMC/Sundance Channel Global and IFC Films, the launch of certain services in Europe and increased selling, marketing and advertising costs primarily at IFC Films, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

Interest expense, net

The net increase in interest expense, net from 2010 to 2011 is attributable to the following:

Indebtedness incurred in connection with the Distribution	$48,230
Repayment of the Rainbow National Services LLC (“RNS”) senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(33,578)
Interest rate swap contracts	4,628
Decrease in interest income	1,314
Other	790

$21,384

Write-off of deferred financing costs

The write-off of deferred financing costs of $6,247 for the year ended December 31, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the RNS 8 3/4% senior notes in May 2011, $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10 3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution and $544 of deferred financing costs written off associated with the voluntary prepayments of the Term A Facility during 2011.

Loss on extinguishment of debt

The loss on extinguishment of debt of $14,726 for the year ended December 31, 2011 represents $14,535 for the excess of the redemption price, premium paid and related fees along with accretion to principal amount over the carrying value of the $325,000 principal amount of the RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution (see below for more information) and $191 associated with the voluntary prepayments of the Term A Facility during 2011.

Income tax expense

Income tax expense attributable to continuing operations was $84,248 for the year ended December 31, 2011, representing an effective tax rate of 40%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $8,020, tax expense of $3,300 related to uncertain tax positions, including accrued interest and a tax benefit of $2,326 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards. We expect our effective tax rate to be approximately 39% in future periods.

Income tax expense attributable to continuing operations was $88,073 for the year ended December 31, 2010, representing an effective tax rate of 43%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $10,937, tax expense of $1,398 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, tax expense of $1,236 for the impact of a change in the state rate used to measure deferred taxes and tax expense of $1,890 related to uncertain tax positions, including accrued interest.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2011 and 2010 reflects the following items, net of related income taxes:

	For the years ended December 31,
	2011	2010
Net operating results of News 12, RASCO and other entities transferred to Cablevision on December 31, 2010, net of income taxes	$—	$(38,555)
Other, net of income taxes	92	465

	$92	$(38,090)

On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), RASCO (a cable television advertising company), and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of transfer have been presented in discontinued operations for the years ended December 31, 2010 and 2009 in the accompanying consolidated financial statements.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth our consolidated results of operations for the periods indicated.

	For the years ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ change	% change
Revenues, net	$1,078,300	100%	$973,644	100%	$104,656	11%

Operating expenses:
Technical and operating (excluding depreciation and amortization)	366,093	34	310,365	32	55,728	18
Selling, general and administrative	328,134	30	313,904	32	14,230	5
Restructuring (credit) expense	(2,218)	—	5,162	1	(7,380)	(143)
Depreciation and amortization	106,455	10	106,504	11	(49)	—

Total operating expenses	798,464	74	735,935	76	62,529	8

Operating income	279,836	26	237,709	24	42,127	18

Other income (expense):
Interest expense, net	(73,412)	(7)	(78,942)	(8)	5,530	(7)
Miscellaneous, net	(162)	—	187	—	(349)	(187)

Total other income (expense)	(73,574)	(7)	(78,755)	(8)	5,181	(7)

Income from continuing operations before income taxes	206,262	19	158,954	16	47,308	30
Income tax expense	(88,073)	(8)	(70,407)	(7)	(17,666)	25

Income from continuing operations	118,189	11	88,547	9	29,642	33
Loss from discontinued operations, net of income taxes	(38,090)	(4)	(34,791)	(4)	(3,299)	9

Net Income	$80,099	7%	$53,756	6%	$26,343	49%

The following is a reconciliation of our consolidated operating income to AOCF:

	For the years ended December 31,
	2010	2009	$ change	% change
Operating income	$279,836	$237,709	$42,127	18%
Share-based compensation expense	17,206	14,723	2,483	17
Restructuring (credit) expense	(2,218)	5,162	(7,380)	(143)
Depreciation and amortization	106,455	106,504	(49)	—

AOCF	$401,279	$364,098	$37,181	10%

National Networks segment results

The following table sets forth our National Networks segment results for the periods indicated.

	For the years ended December 31,
	2010		2009
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$994,573	100%	$896,493	100%	$98,080	11%
Technical and operating (excluding depreciation and amortization)	317,819	32	272,329	30	45,490	17
Selling, general and administrative	271,494	27	255,745	29	15,749	6
Depreciation and amortization	92,735	9	89,603	10	3,132	3

Operating income	$312,525	31%	$278,816	31%	$33,709	12%

The following is a reconciliation of our National Networks segment operating income to AOCF:

	For the years ended December 31,
	2010	2009	$ change	% change
Operating income	$312,525	$278,816	$33,709	12%
Share-based compensation expense	13,791	12,405	1,386	11
Depreciation and amortization	92,735	89,603	3,132	3

AOCF	$419,051	$380,824	$38,227	10%

International and Other segment results

The following table sets forth our International and Other segment results for the periods indicated.

	For the years ended December 31,
	2010		2009
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$104,499	100%	$95,921	100%	$8,578	9%
Technical and operating (excluding depreciation and amortization)	65,635	63	53,725	56	11,910	22
Selling, general and administrative	56,965	55	58,067	61	(1,102)	(2)
Restructuring (credit) expense	(2,218)	(2)	5,162	5	(7,380)	(143)
Depreciation and amortization	13,720	13	16,901	18	(3,181)	(19)

Operating loss	$(29,603)	(28)%	$(37,934)	(40)%	$8,331	(22)%

The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	For the years ended December 31,
	2010	2009	$ change	% change
Operating loss	$(29,603)	$(37,934)	$8,331	(22)%
Share-based compensation expense	3,415	2,318	1,097	47
Restructuring (credit) expense	(2,218)	5,162	(7,380)	(143)
Depreciation and amortization	13,720	16,901	(3,181)	(19)

AOCF deficit	$(14,686)	$(13,553)	$(1,133)	8%

Revenues, net

Revenues, net increased $104,656 to $1,078,300 for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The net increase by segment was as follows:

	For the years ended December 31,
	2010	% of total	2009	% of total	$ change	% change
National Networks	$994,573	92%	$896,493	92%	$98,080	11%
International and other	104,499	10	95,921	10	8,578	9
Inter-segment eliminations	(20,772)	(2)	(18,770)	(2)	(2,002)	11

Consolidated revenues, net	$1,078,300	100%	$973,644	100%	$104,656	11%

National Networks

The increase in National Networks revenues, net is attributable to the following:

Advertising revenues increased primarily at AMC and WE tv resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, and to a lesser extent sponsorship increases at IFC and Sundance Channel due to an increased demand for our programming by sponsors	$56,333
Affiliation fee and other revenues increased primarily at AMC and WE tv and, to a lesser extent IFC and Sundance Channel, resulting from increases in affiliation rates and subscribers (see below). In addition, other revenues increased from foreign licensing revenues and digital distribution revenues primarily at AMC derived from sales of our programming. ..	41,747

$98,080

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

The following table presents certain subscriber information at December 31, 2010 and 2009:

	Estimated Domestic Subscribers
	December 31, 2010	December 31, 2009
National Programming Networks:
AMC(1)	96,400	95,200
WE tv(1)	76,800	74,900
IFC(1)	62,700	60,400
Sundance Channel(2)	39,900	37,900

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

International and Other

The increase in International and Other revenues, net is attributable to the following:

Affiliation fee and other revenues increased $10,917 principally from an increase in foreign affiliation fee revenues from the AMC Canadian distribution channel due to strengthening of the Canadian dollar (affiliation agreements with Canadian distributors are primarily denominated in Canadian dollars) as well as an increase in subscribers and the number of Canadian distributors who carry the service and, to a lesser extent, increased film distribution revenues of IFC Films due to an increased number of titles being distributed and increased affiliation revenues of our other international distribution channels. In addition, other revenues increased $1,209 due to increased foreign licensing revenue and digital distribution revenue of IFC Films, partially offset by a decrease in origination fee revenue at AMC Networks Broadcasting & Technology due to the termination of the Fox Sports Florida transmission agreement in November 2009

$12,126
A decrease in revenues, net due to the shutdown of the domestic programming of VOOM in January 2009 and VOOM’s lower foreign distribution revenue	(3,548)

$8,578

Technical and operating expense (excluding depreciation and amortization)

Technical and operating expenses (excluding depreciation and amortization) increased $55,728 to $366,093 for 2010 as compared to 2009. The net increase by segment was as follows:

	For the years ended December 31,
	2010	2009	$ change	% change
National Networks	$317,819	$272,329	$45,490	17%
International and Other	65,635	53,725	11,910	22
Inter-segment eliminations	(17,361)	(15,689)	(1,672)	11

Total	$366,093	$310,365	$55,728	18%

Percentage of revenues, net	34%	32%

National Networks

Technical and operating expenses increased $45,490. Amortization of program rights and series development/original programming costs increased $40,052 due primarily to increased amortization of program rights at AMC and, to a lesser extent increased amortization of program rights at WE tv and IFC. In addition, programming related costs increased $5,438 resulting principally from increased presentation and formatting/commercial insertion related costs.

International and Other

The International and Other segment increased $11,910 due to $9,198 of increased programming costs of certain AMC/Sundance Channel Global services as a result of launches in additional territories in Europe and Asia in 2010 and increased content acquisition costs at IFC Films due to an increased number of titles being distributed, partially offset by other decreases at AMC Networks Broadcasting & Technology. In addition, transmission and programming related expenses increased $7,845 primarily at AMC/Sundance Channel Global as a result of launches in additional territories in Europe and Asia in 2010. These increases were partially offset by a decrease of $5,133 for programming costs at VOOM due to reduced programming offerings in 2010.

Selling, general and administrative expense

Selling, general and administrative expenses increased $14,230 to $328,134 for 2010 as compared to 2009. The net increase by segment was as follows:

	For the years ended December 31,
	2010	2009	$ change	% change
National Networks	$271,494	$255,745	$15,749	6%
International and Other	56,965	58,067	(1,102)	(2)
Inter-segment eliminations	(325)	92	(417)	(453)

Total	$328,134	$313,904	$14,230	5%

Percentage of revenues, net	30%	32%

National Networks

The increase in the National Networks segment results primarily from $8,540 of increased marketing expense related to an increase in the number of original programming premieres at AMC, partially offset by a decrease in such costs at IFC. Sales and marketing costs also increased due to an increase in advertising sales related expenses at AMC and WE tv due to increased advertising sales revenues in 2010 compared to 2009. Share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans increased $3,719. In addition, management fees paid to Cablevision pursuant to a consulting agreement increased $2,738 due to the increased revenues at AMC and WE tv in 2010. The consulting agreement was terminated on the Distribution date.

International and Other

The increase in the International and Other segment is attributable to an increase of $4,363 in selling, marketing and advertising costs at AMC/Sundance Channel Global due to increased distribution of our foreign services as a result of launches in additional territories in Europe and Asia in 2010 and at IFC Films due to an increased number of titles being distributed. Share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans increased $2,017. General and administrative costs primarily at AMC/Sundance Channel Global and at IFC Films increased $1,163 due to increased cost allocations among our segments. These increases were more than offset by selling, general and administrative expenses at VOOM, which decreased $9,176 due primarily to lower legal fees, costs and related expenses in connection with the DISH Network contract dispute.

Restructuring (credit) expense

The restructuring credit of $2,218 for 2010 represents primarily the negotiated reductions of contract termination costs originally recorded in 2008 following our decision to discontinue funding the domestic programming of VOOM HD.

The restructuring expense of $5,162 for 2009 represents primarily the write-off of program rights and contract termination costs due to our decision in 2009 to discontinue funding certain international VOOM HD programming.

Depreciation and amortization

Depreciation and amortization by segment was as follows:

	For the years ended December 31,
	2010	2009	$ change	% change
National Networks	$92,735	$89,603	$3,132	3%
International and Other	13,720	16,901	(3,181)	(19)

	$106,455	$106,504	$(49)	—%

The National Networks depreciation and amortization increased primarily due to an increase in amortization expense of $2,974 in 2010 as compared to 2009 primarily due to the increase in amortization resulting from a reduction in the estimated useful life of certain identifiable intangible assets acquired in connection with the acquisition of Sundance Channel in June 2008, partially offset by a decrease in amortization due to certain intangible assets of AMC, WE tv and IFC becoming fully amortized in the second quarter of 2009. Depreciation expense increased $158 in 2010 as compared to 2009.

The International and Other depreciation and amortization decreased $3,181 in 2010 as compared to 2009 due to a decrease in depreciation expense primarily related to VOOM HD, AMC Networks Broadcasting & Technology and corporate fixed assets.

AOCF

AOCF (deficit) increased $37,181 in 2010 as compared to 2009. The change by segment was as follows:

	For the years ended December 31,
	2010	2009	$ change	% change
National Networks	$419,051	$380,824	$38,227	10%
International and Other	(14,686)	(13,553)	(1,133)	8
Inter-segment eliminations	(3,086)	(3,173)	87	(3)

AOCF	$401,279	$364,098	$37,181	10%

National Networks AOCF increased due to an increase in revenues, net of $98,080, partially offset by an increase in operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming premieres, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

International and Other AOCF deficit increased due primarily to an increase in operating expenses due primarily to the launch of certain AMC/Sundance Channel Global services and an increased number of titles being distributed by IFC Entertainment, partially offset by an increase in revenues, net, excluding share-based compensation, and depreciation and amortization expense, as discussed above.

Interest expense, net

The net decrease in interest expense, net is attributable to the following:

Loss on interest rate swap contracts, net	$(3,237)
Lower average RNS debt balances	(1,698)
Increase in interest income	(1,552)
Interest on the promissory note with MSG repaid in March 2010	914
Higher average interest rates on RNS indebtedness	21
Other	22

$(5,530)

Loss on interest rate swap contracts, net was $3,237 for the year ended December 31, 2009. The interest rate swap contracts effectively fixed the borrowing rates on a substantial portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates. The loss on interest rate swap contracts resulted from a shift in the yield curve over the life of the swap contracts. The interest rate swap contracts matured in November 2009.

Income tax expense

Income tax expense attributable to continuing operations was $88,073 for the year ended December 31, 2010, representing an effective tax rate of 43%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $10,937, tax expense of $1,398 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, tax expense of $1,236 for the impact of a change in the state rate used to measure deferred taxes and tax expense of $1,890, related to uncertain tax positions, including accrued interest.

Income tax expense attributable to continuing operations was $70,407 for the year ended December 31, 2009, representing an effective tax rate of 44%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $9,238, tax expense of $1,309 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, tax expense of $638 for the impact of a change in the state rate used to measure deferred taxes and tax expense of $3,250, related to uncertain tax positions, including accrued interest.

Income (loss) from discontinued operations

Loss from discontinued operations, net of income taxes, for the years ended December 31, 2010 and 2009 reflects the following items, net of related income taxes:

	For the years ended December 31,
	2010	2009
Net operating results of News 12, RASCO and other transferred entities, net of income taxes	$(38,555)	$(36,960)
Other, net of income taxes	465	2,169

	$(38,090)	$(34,791)

Liquidity and Capital Resources

Overview

We generated positive net cash from operating activities for each of the three years ended December 31, 2011, 2010 and 2009. However, each of our programming businesses has substantial programming acquisition and development expenditure requirements.

Sources of cash have included primarily cash flow from the operations of our businesses and borrowings under the revolving credit facilities of RNS, our indirect wholly-owned subsidiary and borrowings under the New AMC Networks Debt. As discussed below, we terminated the RNS revolving credit facilities in connection with the Distribution and replaced these facilities with a new revolving credit facility that we entered into in connection with the Distribution. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, our revolving credit facilities or any of our other indebtedness (see below). During the three years ended December 31, 2011, we have serviced our debt exclusively with cash flows from our own operations or from financing sources independent of Cablevision, except in connection with the repayment of the RMH Promissory Note in March 2010, as discussed below.

Our principal uses of cash include our debt service, the acquisition and development of program rights and the net funding and investment requirements of our developing services. Our businesses do not require significant capital expenditures. As a percentage of revenues, net, capital expenditures were less than 2% for each of the three years ended December 31, 2011. In anticipation of the Distribution, commencing on January 1, 2011 we no longer funded the operations of those subsidiaries of RMH that were transferred to Cablevision on December 31, 2010.

As a result of our incurrence of the New AMC Networks Debt in connection with the Distribution, our contractual debt obligations (including capital leases) increased to $2,306,957 as of December 31, 2011 from $1,118,875 as of December 31, 2010. We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facility will provide sufficient liquidity to service the increased principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of the New AMC Networks Debt. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of this indebtedness. Failure to raise sufficient amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

Our increased amount of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.

Cash Flow Discussion

The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the periods indicated:

	For the years ended December 31,
	2011	2010	2009
Continuing operations:
Cash flow provided by operating activities	$255,233	$265,995	$204,002
Cash flow used in investing activities	(15,691)	(17,157)	(13,169)
Cash flow used in financing activities	(104,057)	(148,816)	(132,474)
Net increase in cash from continuing operations	135,485	100,022	58,359

Discontinued operations:
Net increase (decrease) in cash flow from discontinued operations	$391	$(49,890)	$(54,011)

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $255,233 for the year ended December 31, 2011 as compared to $265,995 for the year ended December 31, 2010. The December 31, 2011 cash provided by operating activities resulted from $641,055 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $331,438, an increase in accounts receivable, trade totaling $44,750, deferred carriage fee payments of $3,640 and an increase of other net assets of $5,994.

Net cash provided by operating activities amounted to $265,995 for the year ended December 31, 2010 compared to $204,002 for the year ended December 31, 2009. The 2010 cash provided by operating activities resulted from $571,984 of net income before depreciation and amortization and other non-cash items, a decrease in prepaid expenses and other assets of $17,388 and an increase in net other liabilities totaling $17,821 partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $301,745, an increase in accounts receivable, trade totaling $36,422 and deferred carriage fee payments of $3,031.

Net cash provided by operating activities amounted to $204,002 for the year ended December 31, 2009. The 2009 cash provided by operating activities resulted from $486,705 of net income before depreciation and amortization and other non-cash items, partially offset by the acquisition of and payment of obligations relating to program rights totaling $249,951, deferred carriage fee payments of $3,888, an increase in accounts receivable, trade totaling $27,641, and an increase in net other assets totaling $1,223.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $15,691, $17,157 and $13,169, respectively, which consisted primarily of capital expenditures of $15,371, $17,243, and $13,419 for the years ended December 31, 2011, 2010 and 2009, respectively, primarily for the purchase of technical and transmission related equipment.

Financing Activities

Net cash used in financing activities amounted to $104,057 for the year ended December 31, 2011 as compared to $148,816 for the year ended December 31, 2010. In 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364 and proceeds from stock option exercises of $3,622, which was more than offset by the repayment of credit facility debt of $877,975, payments for the redemption of the RNS senior notes and senior subordinated notes, including tender premiums and fees of $638,365, deferred financing costs of $27,414, principal payments on capital leases of $4,612 and treasury stock acquired from the acquisition of restricted shares of $1,677.

Net cash used in financing activities amounted to $148,816 for the year ended December 31, 2010 compared to $132,474 for the year ended December 31, 2009. In 2010, financing activities consisted of capital contributions from Cablevision of $204,018, repayment of a note payable to an affiliate of Cablevision (see RMH Promissory Note discussion below) of $190,000, capital distributions to Cablevision of $53,754, repayment of credit facility debt of $105,000 and principal payments on capital leases of $4,080.

Net cash used in financing activities amounted to $132,474 for the year ended December 31, 2009. In 2009, financing activities consisted of net capital distributions to Cablevision of $9,440, repayment of credit facility debt of $120,000 and principal payments on capital leases of $3,034.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $391 for the year ended December 31, 2011 and a cash outflow of $49,890 and $54,011 for the years ended December 31, 2010 and 2009, respectively.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $359 for the year ended December 31, 2011 resulting from an increase in net assets.

Net cash used in operating activities of discontinued operations amounted to $30,870 for the year ended December 31, 2010 compared to $48,967 for the year ended December 31, 2009. The 2010 cash used in operating activities resulted from $52,287 of loss excluding depreciation and amortization and other non-cash items and a decrease in accounts payable and other liabilities of $9,423, partially offset by an increase in cash resulting from a decrease in current and other assets of $30,840.

Net cash used in operating activities of discontinued operations amounted to $48,967 for the year ended December 31, 2009. The 2009 cash used in operating activities resulted primarily from $50,528 of loss excluding depreciation and amortization and other non-cash items, partially offset by a net increase in cash resulting from the net change in assets and liabilities of $1,561.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2011 was $750, which consisted of proceeds from the sale of affiliate interests.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2010 was $10,183 compared to $4,753 for the year ended December 31, 2009. The 2010 investing activities consisted of capital expenditures of $10,744, partially offset by proceeds from the sale of affiliate interests of $561.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2009 was $4,753, which consisted of capital expenditures of $7,259, partially offset by proceeds from the sale of affiliate interests and other net cash receipts of $2,506.

Debt Financing Agreements

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision and was in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt.

The Revolving Facility was not drawn upon on the Closing Date and remains undrawn at December 31, 2011. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,309, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At December 31, 2011, the interest rate on the Term A Facility and the Term B Facility was 2.03% and 4.00%, respectively, reflecting a Eurodollar rate for each plus the additional rate as described herein.

All obligations under the Credit Facility are guaranteed jointly and severally by substantially all of AMC Networks’ existing and future domestic restricted subsidiaries as primary obligors in accordance with the Credit Facility. All obligations under the Credit Facility, including the guarantees of those obligations, are secured by substantially all of the assets of AMC Networks and these subsidiaries. Cablevision is not a guarantor of, and does not otherwise have any obligations relating to, the Credit Facility or any of our other indebtedness.

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time (see below for a discussion of voluntary prepayments of the Term A facility made during 2011). The Credit Facility also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the Revolving Facility are due at maturity on June 30, 2016.

During 2011, we voluntarily prepaid $100,000 of the outstanding balance under the Term A Facility, which was applied to the earliest required quarterly installments due. As a result, as of December 31, 2011, the next required quarterly installment will be due on December 31, 2013 in the amount of $13,000 with quarterly installments due under the Term A Facility subsequent to December 31, 2013 remaining unchanged.

In March 2012, we voluntarily prepaid $50,000 of the outstanding balance under the Term A Facility, which was applied to the earliest required quarterly installments due.

The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 7.00:1 initially, and decreasing in increments to 5.50:1 for periods on and after January 1, 2015; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Facility) of 2.50:1 initially, increasing to 2.75:1 for periods on and after January 1, 2014.

AMC Networks was in compliance with all of its covenants under its Credit Facility as of December 31, 2011.

The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving

Facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.

We may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of December 31, 2011, the Company does not have any commitments for an incremental facility.

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,145, which are being amortized, using the effective interest method, to interest expense over the term of the Notes.

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

AMC Networks was in compliance with all of its covenants under its Indenture as of December 31, 2011.

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

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, RNS, a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8.75% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the closing date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on early extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the year ended December 31, 2011.

RNS Senior Subordinated Notes (tender prices per note in dollars)

On June 15, 2011, RNS announced that it commenced a cash tender offer (the “Tender Offer”) for all of its outstanding $325,000 aggregate principal amount 10.375% senior subordinated notes due 2014 (the “RNS Senior Subordinated Notes”) for total consideration of $1,039.58 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,029.58 per $1,000 principal amount of notes plus an early tender premium of $10 per $1,000 principal amount of notes. The Tender Offer was made in connection with the Distribution of AMC Networks by Cablevision and was subject to certain conditions, including the completion of the Distribution.

In connection with the Tender Offer, on June 30, 2011, RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,321 have been recorded in loss on early extinguishment of debt in the consolidated statement of income for the year ended December 31, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financings costs in the consolidated statement of income for the year ended December 31, 2011.

RNS Credit Facility Repayment

In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the year ended December 31, 2011.

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

Contractual Obligations and Off Balance Sheet Commitments

Our contractual obligations as of December 31, 2011 are summarized in the following table:

	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years	Total
Off balance sheet arrangements:
Purchase obligations(1)	$147,229	$45,841	$1,516	$613	$195,199
Operating lease obligations(2)	14,449	30,980	31,434	21,863	98,726
Guarantees (3)	49,486	153	—	—	49,639

	211,164	76,974	32,950	22,476	343,564

Contractual obligations reflected on the balance sheet:
Debt obligations(4)	105,209	362,196	618,002	2,007,527	3,092,934
Program rights obligations	146,339	267,589	173,990	31,111	619,029
Capital lease obligations(5)	2,796	5,592	5,592	9,008	22,988
Contract obligations(6)	2,657	383	143	—	3,183

	257,001	635,760	797,727	2,047,646	3,738,134

Total	$468,165	$712,734	$830,677	$2,070,122	$4,081,698

(1)	Purchase obligation amounts not reflected on the balance sheet consist primarily of long-term program rights obligations that have not yet met the criteria to be recorded in the balance sheet.
(2)	Operating lease commitments represent future minimum payment obligations on various long-term, noncancelable leases for office space and office equipment.
(3)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.
(4)	Includes future payments of principal and interest due on the Company’s credit facility debt and senior notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2011.
(5)	Reflects the principal amount of capital lease obligations, including interest.
(6)	Represents primarily long-term carriage fees payable to distributors and additional annual required payments relating to the acquisitions of film website businesses in 2008 and 2009.

The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2011, the liability for uncertain tax positions was $10,465, excluding the related accrued interest liability of $2,216 and deferred tax assets of $4,484. See Note 12 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.

DISH Network was issued a 20% interest in VOOM HD, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD by the Company. On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by DISH Network, or other specified events, DISH Network has a put right to require a wholly-owned subsidiary of RMH to purchase all of its equity interests in VOOM HD at fair value. On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by DISH Network, a wholly-owned subsidiary of RMH has a call right to purchase all of DISH Network’s ownership in VOOM HD at fair value. The table above does not include any future payments that would be required upon the exercise of this put right, if any. See “Business—Legal Proceedings—DISH Network Contract Dispute.”

Critical Accounting Policies and Estimates

In preparing our financial statements, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These judgments can be subjective and complex and, consequently, actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported.

The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Impairment of Long-Lived and Indefinite-Lived Assets

Our long-lived and indefinite-lived assets at December 31, 2011 include property and equipment, net of $63,814, amortizable intangible assets, net of $285,773, identifiable indefinite-lived intangible assets of $19,900 and goodwill of $83,173. These assets accounted for approximately 21% of our consolidated total assets as of December 31, 2011.

We review long-lived assets (property and equipment and intangible assets subject to amortization that arose from acquisitions) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and indefinite-lived intangible assets, which represent Sundance Channel trademarks of $19,900, are tested annually for impairment during the first quarter (“annual impairment test date”) and upon the occurrence of certain events or substantive changes in circumstances.

We are required to determine goodwill impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment at the annual impairment test date, we had five reporting units, which recognized goodwill. These reporting units are AMC, WE tv, IFC and Sundance Channel, which are included in the National Networks reportable segment and AMC Networks Broadcasting & Technology, which is included in the International and Other reportable segment.

The goodwill balance as of December 31, 2011 by reporting unit is as follows:

Reporting Unit
AMC	$34,251
WE tv	5,214
IFC	13,582
Sundance Channel	28,930
AMC Networks Broadcasting & Technology	1,196

$83,173

In assessing the recoverability of goodwill and other long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Based on our annual impairment test during the first quarter of 2011, our reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit over its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of our reporting units on the annual impairment calculation for goodwill, we applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease would have no impact on the goodwill impairment analysis for any of our reporting units.

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our indefinite-lived trademark intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. The Sundance Channel related trademarks were recorded in June 2008 when the transactions were completed that resulted in the 100% acquisition of Sundance Channel L.L.C. Significant judgments inherent in a valuation include the selection of appropriate discount and royalty rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on our annual impairment test during the first quarter of 2011, the Sundance Channel related trademarks identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value over their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of our identifiable indefinite-lived intangible assets, we applied a hypothetical 30% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would have resulted in an impairment charge of approximately $400.

Useful Lives of Finite-Lived Intangible Assets

We have recognized intangible assets for affiliation agreements and affiliate relationships, advertiser relationships and other intangible assets as a result of our accounting for business acquisitions. We have determined that such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangible assets at December 31, 2011 are as follows:

	Net Carrying Value at December 31, 2011	Estimated Useful Lives in Years
Affiliation agreements and affiliate relationships	$273,963	4 to 25
Advertiser relationships	11,557	3 to 10
Other intangible assets	253	4 to 10

	$285,773

The useful lives for the affiliation agreements and affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements we had in place with our major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. We have been successful in renewing our major affiliation agreements and maintaining customer relationships in the past and believe we will be able to renew our major affiliation agreements and maintain those customer relationships in the future. However, it is possible that we will not successfully renew such agreements as they expire or that if we do, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.

There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals. If an affiliate were to cease carrying a service on an other than temporary basis, we would record an impairment charge for the then remaining carrying value of that affiliation agreement intangible asset. If we were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, we would evaluate the impact on our cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset. We also would evaluate whether the remaining useful life of the affiliate relationship intangible asset remained appropriate. Based on December 31, 2011 carrying values, if the estimated remaining life of all affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2012 would be to increase our annual amortization expense by approximately $4,726.

Program Rights

Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of amortized cost or net realizable value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or when the license period begins. Costs are amortized to technical and operating expense on a straight-line basis over a period not to exceed the respective license periods.

Our owned original programming is primarily produced by independent production companies, with the remainder produced by us. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected program usage is based on the historical performance of similar content. Estimated attributable revenue can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to net realizable value.

We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including ratings, type and quality of program material, standards and practices and fitness for exhibition. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $18,332, $1,122 and $7,778 were recorded for the years ended December 31, 2011, 2010 and 2009.

Income Taxes

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates with regard to uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. At December 31, 2011, we had a valuation allowance of $8,781 for certain local income tax credit carry forwards.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us on January 1, 2012 and earlier adoption is permitted. We will evaluate performing a qualitative assessment in 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 is to be applied retrospectively and early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of

Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for us on January 1, 2012. We have not yet determined which presentation method we will adopt.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective for us on January 1, 2012.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2011, the fair value of our fixed rate debt of $761,250 was more than its carrying value of $686,434 by $74,816. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2011 would increase the estimated fair value of our fixed rate debt by approximately $35,400 to approximately $796,700.

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

As of December 31, 2011, we have $2,291,280 of debt outstanding (excluding capital leases), of which $1,604,846 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2011 could increase our annual interest expense approximately $16,000.

As of December 31, 2011, we have interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair values of interest rate swap contracts at December 31, 2011 was a liability of $19,091 (included in other liabilities). Accumulated other comprehensive loss consists of $12,027 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 62% of our debt (excluding capital leases) as of December 31, 2011 is effectively fixed (30% being fixed rate obligations and 32% effectively fixed through utilization of these interest rate swap contracts). At December 31, 2011, our interest rate cash flow hedges were highly effective, in all material respects.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements required by this Item 8 appear beginning on page 72 of this Annual Report, and are incorporated by reference herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)	Management’s annual report on internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(b)	Attestation report of the registered public accounting firm.

See Item 9A.(a) above.

(c)	Changes in internal control over financial reporting.

See Item 9A.(a) above.

Item 9B.	Other Information.

At the request of the Company’s Compensation Committee, on March 13, 2012, the Compensation Committee of the Board of Directors of Cablevision amended the three year performance awards that were granted in 2010 to certain employees of AMC Networks including Messrs. Joshua Sapan, our President and Chief Executive Officer, Edward Carroll, our Chief Operating Officer, Sean Sullivan, our Executive Vice President and Chief Financial Officer, and James Gallagher, our Executive Vice President and General Counsel. As amended, these awards have performance objectives that are based upon the performance of AMC Networks rather than the performance of Cablevision. The form of amended award agreement is filed as Exhibit 10.32 and is incorporated herein by reference in its entirety. The three year performance award that was granted in 2010 to Mr. Charles Dolan, our Executive Chairman, was not amended.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2011 (the “2012 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to executive compensation will be included in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the beneficial ownership of our common stock will be included in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence will be included in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information relating to principal accounting fees and services will be included in the 2012 Proxy Statement, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the Form 10-K:

The following items are filed as part of this Annual Report:

(1)	The financial statements as indicated in the index set forth on page 78.

(2)	Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Distribution Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on June 10, 2011).

3.1(i)	Amended and Restated Certificate of Incorporation of AMC Networks Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 1, 2011).

3.1(ii)	Amended and Restated By-Laws of AMC Networks Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 1, 2011).

4.1	Form of Registration Rights Agreement between AMC Networks Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

4.2	Form of Registration Rights Agreement between AMC Networks Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

4.3	Indenture dated as of June 30, 2011, by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the AMC Networks Inc. 7.75% Senior Notes due July 15, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 1, 2011).

10.1	Form of Transition Services Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.2	Form of Tax Disaffiliation Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.3	Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.4	Form of Equity Administration Agreement between The Madison Square Garden Company and AMC Networks Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.5	Form of Standstill Agreement by and among AMC Networks Inc. and The Dolan Family Group (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.6	AMC Networks Inc. 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.7	AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.8	AMC Networks Inc. 2011 Cash Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

Exhibit Number	Description of Exhibit

10.9	Form of Time Sharing Agreement between Rainbow Media Holdings LLC and CSC Transport, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.10	Form of Time Sharing Agreement between Rainbow Media Holdings LLC and Dolan Family Office, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.11	Form of Aircraft Dry Lease Agreement between Rainbow Media Holdings LLC and New York Aircam Corp. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.12	Form of Aircraft Management Agreement between Rainbow Media Holdings LLC and CSC Transport, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.13	Form of Employment Agreement by and between AMC Networks Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.14	Form of Employment Agreement by and between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.15	Employment Agreement by and between Rainbow Media Enterprises, Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.16	Employment Offer Letter from Cablevision Systems Corporation to Sean S. Sullivan (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.17	Form of AMC Networks Inc. Option Agreement in respect of Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.18	Form of AMC Networks Inc. Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.19	Form of AMC Networks Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.20	Form of AMC Networks Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.21	Form of AMC Networks Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.22	Form of AMC Networks Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.23	Form of AMC Networks Inc. Restricted Shares Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.24	Form of AMC Networks Inc. Performance Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

Exhibit Number	Description of Exhibit

10.25	Form of Letter Agreement from CSC Holdings, LLC to AMC Networks Inc. regarding VOOM Litigation (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.26	Form of Termination Agreement among CSC Holdings, LLC, American Movie Classics Company LLC and WE: Women’s Entertainment LLC (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.27	Credit Agreement, dated as of June 30, 2011, among AMC Networks Inc., as the borrower, certain subsidiaries of AMC Networks Inc., as restricted subsidiaries, J.P. Morgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, BNP Paribas, CitiCorp North America, Inc. and The Bank of Nova Scotia as joint bookrunners and co-documentation agents, Bank of America, N.A., as syndication agent and the lenders parties thereto (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2011).

10.28	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29	Form of Executive Officer Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.30	Form of Performance Award Agreement under the 2011 Cash Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.31	Form of Restricted Stock Units Award Agreement under the 2011 Employee Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.32	Form of Cablevision Amended and Restated Performance Award Agreement

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date: March 15, 2012	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua W. Sapan and Sean S. Sullivan, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua W. Sapan Joshua W. Sapan	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Sean S. Sullivan Sean S. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/s/ John P. Giraldo John P. Giraldo	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012

/s/ Charles F. Dolan Charles F. Dolan	Chairman of the Board of Directors	March 15, 2012

/s/ Neil Ashe Neil Ashe	Director	March 15, 2012

/s/ William J. Bell William J. Bell	Director	March 15, 2012

/s/ James L. Dolan James L. Dolan	Director	March 15, 2012

/s/ Kristin A. Dolan Kristin A. Dolan	Director	March 15, 2012

Name	Title	Date

/s/ Marianne Dolan Weber Marianne Dolan Weber	Director	March 15, 2012

/s/ Patrick F. Dolan Patrick F. Dolan	Director	March 15, 2012

/s/ Thomas C. Dolan Thomas C. Dolan	Director	March 15, 2012

/s/ Alan D. Schwartz Alan D. Schwartz	Director	March 15, 2012

/s/ Brian G. Sweeney Brian G. Sweeney	Director	March 15, 2012

/s/ Leonard Tow Leonard Tow	Director	March 15, 2012

/s/ Robert Wright Robert Wright	Director	March 15, 2012

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

AMC Networks Inc.:

We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ (deficiency) equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the index to Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMC Networks Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 15, 2012

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$215,836	$79,960
Accounts receivable, trade (less allowance for doubtful accounts of $3,092 and $8,321)	286,810	242,699
Amounts due from related parties, net	5,540	6,840
Program rights, net	235,171	186,475
Prepaid expenses and other current assets	67,370	42,950
Deferred tax asset, net	59,272	7,516

Total current assets	869,999	566,440
Property and equipment, net	63,814	68,977
Program rights, net	765,609	597,355
Amounts due from related parties, net	3,214	3,502
Note receivable from related party	—	16,832
Deferred tax asset, net	—	41,250
Deferred carriage fees, net	47,304	69,343
Amortizable intangible assets, net	285,773	364,882
Indefinite-lived intangible assets	19,900	19,900
Goodwill	83,173	83,173
Other assets	20,728	15,043
Deferred financing costs, net of accumulated amortization of $2,490 and $16,388	24,420	7,199

Total assets	$2,183,934	$1,853,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$61,605	$46,459
Accrued liabilities:
Interest	31,254	20,046
Employee related costs	57,160	44,578
Deferred carriage fees payable	1,217	2,218
Other accrued expenses	10,168	23,888
Amounts due to related parties, net	5,336	10,678
Program rights obligations	146,339	116,190
Deferred revenue	23,853	17,859
Credit facility debt	5,950	50,000
Capital lease obligations	1,314	4,575

Total current liabilities	344,196	336,491
Program rights obligations	472,690	338,635
Senior notes	686,434	299,552
Senior subordinated notes	—	324,071
Credit facility debt	1,598,896	425,000
Capital lease obligations	14,363	15,677
Deferred tax liability, net	51,905	—
Other liabilities	52,445	89,639

Total liabilities	3,220,929	1,829,065

Commitments and contingencies
Stockholders’ (deficiency) equity:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 58,628,764 shares issued and 58,434,704 shares outstanding	586	—
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 13,534,408 shares issued and outstanding	135	—
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	5,942	181,724
Accumulated deficit	(1,029,954)	(156,893)
Treasury stock, at cost (194,060 shares Class A Common Stock)	(1,677)	—
Accumulated other comprehensive loss	(12,027)	—

Total stockholders’ (deficiency) equity	(1,036,995)	24,831

Total liabilities and stockholders’ (deficiency) equity	$2,183,934	$1,853,896

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009
Revenues, net (including revenues, net from related parties of $31,885, $29,203 and $31,796, respectively)	$1,187,741	$1,078,300	$973,644

Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges (credits) from related parties of $5,040, $3,971 and $(2,043), respectively)	425,961	366,093	310,365
Selling, general and administrative (including charges from related parties of $57,004, $100,230 and $87,239, respectively)	335,656	328,134	313,904
Restructuring (credit) expense	(240)	(2,218)	5,162
Depreciation and amortization	99,848	106,455	106,504

	861,225	798,464	735,935

Operating income	326,516	279,836	237,709

Other income (expense):
Interest expense	(95,870)	(75,800)	(79,778)
Interest income	1,074	2,388	836
Write-off of deferred financing costs	(6,247)	—	—
Loss on extinguishment of debt	(14,726)	—	—
Miscellaneous, net	(137)	(162)	187

	(115,906)	(73,574)	(78,755)

Income from continuing operations before income taxes	210,610	206,262	158,954
Income tax expense	(84,248)	(88,073)	(70,407)

Income from continuing operations	126,362	118,189	88,547
Income (loss) from discontinued operations, net of income taxes	92	(38,090)	(34,791)

Net income	$126,454	$80,099	$53,756

Basic net income (loss) per share:
Income from continuing operations	$1.82	$1.71	$1.28
Income (loss) from discontinued operations	$—	$(0.55)	$(0.50)
Net income	$1.83	$1.16	$0.78

Diluted net income (loss) per share:
Income from continuing operations	$1.79	$1.71	$1.28
Income (loss) from discontinued operations	$—	$(0.55)	$(0.50)
Net income	$1.79	$1.16	$0.78

Weighted average common shares:
Basic weighted average common shares	69,283	69,161	69,161
Diluted weighted average common shares	70,731	69,161	69,161

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2009	$—	$—	$—	$(278,502)	$—	$—	$(278,502)
Net Income	—	—	—	53,756	—	—	53,756
Cash capital contributions from Cablevision	—	—	682	—	—	—	682
Cash capital distributions to Cablevision	—	—	(10,122)	—	—	—	(10,122)
Non-cash capital distribution related to the utilization of Company tax losses by Cablevision	—	—	(7,820)	(12,246)	—	—	(20,066)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	17,596	—	—	—	17,596
Other non-cash capital distributions, net	—	—	(336)	—	—	—	(336)

Balance, December 31, 2009	—	—	—	(236,992)	—	—	(236,992)
Net Income	—	—	—	80,099	—	—	80,099
Cash capital contributions from Cablevision	—	—	204,018	—	—	—	204,018
Cash capital distributions to Cablevision	—	—	(53,754)	—	—	—	(53,754)
Non-cash capital contribution related to the utilization of Cablevision tax losses	—	—	52,824	—	—	—	52,824
Distribution of net assets to Cablevision (see Note 5)	—	—	(41,273)	—	—	—	(41,273)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	20,559	—	—	—	20,559
Other non-cash capital distributions, net	—	—	(650)	—	—	—	(650)

Balance, December 31, 2010	—	—	181,724	(156,893)	—	—	24,831
Net income	—	—	—	126,454	—	—	126,454
Other comprehensive loss (see Note 18)	—	—	—	—	—	(12,027)	(12,027)

Comprehensive income							114,427
Cash capital contributions from Cablevision	—	—	20,813	—	—	—	20,813
Cash capital distributions to Cablevision	—	—	(20,813)	—	—	—	(20,813)
Non-cash capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Note 4)	—	—	(6,313)	—	—	—	(6,313)
Non-cash capital distribution associated with the issuance of debt to Cablevision (see Note 1)	—	—	(250,485)	(999,515)	—	—	(1,250,000)
Non-cash capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 12)	—	—	44,598	—	—	—	44,598
Non-cash capital contribution related to the utilization of Cablevision tax losses (see Note 12)	—	—	36,867	—	—	—	36,867
Non-cash capital distribution related to tax credits utilized by Cablevision (see Note 12)	—	—	(2,586)	—	—	—	(2,586)
Non-cash capital distribution of promissory note receivable to Cablevision (see Note 4)	—	—	(17,113)	—	—	—	(17,113)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	8,343	—	—	—	8,343
Reclassification of common stock in connection with the Distribution	578	135	(713)	—	—	—	—
Share-based compensation expense subsequent to the Distribution	—	—	7,669	—	—	—	7,669
Proceeds from the exercise of stock options	8	—	3,614	—	—	—	3,622
Treasury stock acquired from forfeitures and acquisition of restricted shares (see Note 16)	—	—	—	—	(1,677)	—	(1,677)
Other non-cash capital contributions, net	—	—	337	—	—	—	337

Balance, December 31, 2011	$586	$135	$5,942	$(1,029,954)	$(1,677)	$(12,027)	$(1,036,995)

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Income from continuing operations	$126,362	$118,189	$88,547
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	99,848	106,455	106,504
Non-cash restructuring (credit) expense	(240)	—	1,731
Share-based compensation expense related to equity classified awards	16,012	16,267	13,716
Amortization and write-off of program rights	278,728	219,859	184,096
Amortization of deferred carriage fees	23,962	25,213	23,646
Amortization and write-off of deferred financing costs and discounts on indebtedness	12,159	3,773	3,962
Loss on extinguishment of debt	14,726	—	—
Provision for doubtful accounts	338	1,484	2,528
Deferred income taxes	69,160	80,744	61,975
Changes in assets and liabilities:
Accounts receivable, trade	(44,750)	(36,422)	(27,641)
Amounts due from/to related parties, net	(9,602)	5,049	4,004
Prepaid expenses and other assets	(30,930)	17,388	(4,220)
Program rights	(495,878)	(321,082)	(222,111)
Deferred carriage fees	(1,923)	(2,930)	(585)
Accounts payable, accrued expenses and other liabilities	34,538	12,772	(1,007)
Program rights obligations	164,440	19,337	(27,840)
Deferred carriage fees payable	(1,717)	(101)	(3,303)

Net cash provided by operating activities	255,233	265,995	204,002

Cash flows from investing activities:
Capital expenditures	(15,371)	(17,243)	(13,419)
Payment for acquisition of a business	(320)	(320)	(470)
Proceeds from sale of equipment, net of costs of disposal	—	406	720

Net cash used in investing activities	(15,691)	(17,157)	(13,169)

Cash flows from financing activities:
Capital contributions from Cablevision	20,813	204,018	682
Capital distributions to Cablevision	(20,813)	(53,754)	(10,122)
Repayment of credit facility debt	(877,975)	(105,000)	(120,000)
Redemption of senior notes	(300,000)	—	—
Redemption of senior subordinated notes, including tender premium and fees	(338,365)	—	—
Payments for financing costs	(27,414)	—	—
Proceeds from credit facility debt	1,442,364	—	—
Purchase of treasury stock	(1,677)	—	—
Proceeds from stock option exercises	3,622	—	—
Repayment of note payable to related party	—	(190,000)	—
Principal payments on capital lease obligations	(4,612)	(4,080)	(3,034)

Net cash used in financing activities	(104,057)	(148,816)	(132,474)

Net increase in cash and cash equivalents from continuing operations	135,485	100,022	58,359

Cash flows from discontinued operations:
Net cash used in operating activities	(359)	(30,870)	(48,967)
Net cash provided by (used in) investing activities	750	(10,183)	(4,753)
Net cash used in financing activities	—	—	—
Effect of change in cash related to net assets distributed to Cablevision	—	(8,837)	(291)

Net increase (decrease) in cash and cash equivalents from discontinued operations	391	(49,890)	(54,011)

Cash and cash equivalents at beginning of year	79,960	29,828	25,480

Cash and cash equivalents at end of year	$215,836	$79,960	$29,828

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun off the Company (the “Distribution”) and the Company became an independent public company. The Company has two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•

International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology, the Company’s network technical services business, which supplies services primarily to the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which the Company is in the process of winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock. In the Distribution, each holder of Cablevision NY Group (“CNYG”) Class A Common Stock of record on June 16, 2011 received one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held on the record date, which resulted in the issuance of approximately 57,813,000 shares of Class A Common Stock. Each record holder of CNYG Class B Common Stock received one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held on the record date, which resulted in the issuance of approximately 13,534,000 shares of Class B Common Stock. Immediately prior to the Distribution, the Company was an indirect wholly-owned subsidiary of Cablevision. The Company became an independent public company on June 30, 2011, the date of the Distribution. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).

As part of the Distribution, the Company incurred $2,425,000 of debt (the “New AMC Networks Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 8). Approximately $1,063,000 of the proceeds of the New AMC Networks Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of New AMC Networks Debt was issued to CSC Holdings, LLC (“CSC Holdings”), a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011. CSC Holdings used such New AMC Networks Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such New AMC Networks Debt being held by third party investors.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Basis of Presentation and Use of Estimates

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The Company’s consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The financial position, results of operations and cash flows of the Company for those periods could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision. The Company’s consolidated financial statements after the Distribution reflect certain revenues and expenses related to transactions with or charges from Cablevision and other related parties as described in Note 19.

Discontinued Operations

On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (“RASCO”) (a cable television advertising company) and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of the transfer have been presented in the consolidated statements of income as discontinued operations for the years ended December 31, 2010 and 2009. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.

Note 2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that an impairment of goodwill exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted ASU 2010-28 effective January 1, 2011. The adoption of this authoritative guidance did not have any impact to the Company’s annual impairment test during the first quarter of 2011.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company on January 1, 2012 and earlier adoption is permitted. The Company will evaluate performing a qualitative assessment in 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 is to be applied retrospectively and early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. The Company expects to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for the Company on January 1, 2012. The Company has not yet determined which presentation method it will adopt.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective for the Company on January 1, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue recognition for each source of the Company’s revenue is based on the following policies:

Affiliation Fee

The Company recognizes affiliation fee revenue from distributors that carry the Company’s programming services under multi-year contracts, commonly referred to as “affiliation agreements.” The programming services are delivered throughout the terms of the agreements and the Company recognizes revenue as programming is provided.

Advertising

Advertising revenues are recognized when commercials are aired. In certain advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote.

Other Revenue

Revenue from the licensing of original programming for foreign and digital distribution is recognized upon availability for distribution by the licensee. Revenue from video-on-demand and similar pay-per-view arrangements is recognized as programming is exhibited based on end-customer purchases as reported by the distributor. Revenue derived from other sources is recognized when delivery occurs or the services are rendered.

Multiple-Element Transactions

If there is objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values. There may be cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items. In those cases, the Company uses the relative selling price method to allocate the arrangement consideration. Under the relative selling price method, the Company determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Technical and Operating Expenses

Costs of revenues, including but not limited to license fees, amortization of program rights, participation and residual costs and programming and production costs, origination, transmission, uplinking and other operating costs, are classified as technical and operating expenses in the consolidated statements of income.

Advertising and Distribution Expenses

Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $105,068, $92,184 and $86,728 for the years ended December 31, 2011, 2010, and 2009, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the portion of awards that are ultimately expected to vest. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. For stock appreciation rights (“SARs”), the Company recognizes expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For periods prior to the Distribution date, Cablevision charged the Company its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans (see Note 19). Amounts for share-based compensation expense are included in selling, general and administrative expenses in the consolidated statements of income.

See Note 16 for further discussion of the Company’s equity plans.

Cash and Cash Equivalents

The Company’s cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor’s and Moody’s Investors Service. The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the U.S. government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

Accounts Receivable, Trade

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Program Rights

Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of amortized cost or net realizable value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or the license period begins. Costs are amortized to technical and operating expense on a straight-line basis over a period not to exceed the respective license periods.

The Company’s owned original programming is primarily produced by independent production companies, with the remainder produced by the Company. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected program usage is based on the historical performance of similar content. Estimated attributable revenue can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue, and program usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to net realizable value. Owned original program rights of $70,727 at December 31, 2011 is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 92% of unamortized owned original programming costs, as of December 31, 2011, will be amortized within the next three years. The Company expects to amortize $39,379 of unamortized owned original programming costs, during the next twelve months.

The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $18,332, $1,122 and $7,778 were recorded for the years ended December 31, 2011, 2010 and 2009, respectively.

Long-Lived and Indefinite-Lived Assets

Property and equipment are carried at cost. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported in depreciation and amortization in the consolidated statements of income.

Intangible assets established in connection with business acquisitions primarily consist of affiliation agreements and affiliate relationships, advertiser relationships and goodwill. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.

Impairment of Long-Lived and Indefinite Lived Assets

The Company’s long-lived and indefinite-lived assets at December 31, 2011 include property and equipment, net of $63,814, amortizable intangible assets, net of $285,773, identifiable indefinite-lived intangible assets of $19,900 and goodwill of $83,173. These assets accounted for approximately 21% of the Company’s consolidated total assets as of December 31, 2011.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company reviews its long-lived assets (property and equipment, and intangible assets subject to amortization that arose from acquisitions) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and indefinite-lived intangible assets, which represent Sundance Channel trademarks of $19,900, are tested annually for impairment during the first quarter (“annual impairment test date”) and upon the occurrence of certain events or substantive changes in circumstances.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had five reporting units, which recognized goodwill. These reporting units are AMC, WE tv, IFC and Sundance Channel, which are included in the National Networks reportable segment, and AMC Networks Broadcasting & Technology, which is included in the International and Other reportable segment.

The goodwill balance as of December 31, 2011 by reporting unit is as follows:

Reporting Unit
AMC	$34,251
WE tv	5,214
IFC	13,582
Sundance Channel	28,930
AMC Networks Broadcasting & Technology	1,196

$83,173

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported,

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to the Company’s long-lived assets.

Based on the Company’s annual impairment test during the first quarter of 2011, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit over its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company’s indefinite-lived trademark intangible assets relate to the Company’s Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. The Sundance Channel related trademarks were recorded in June 2008 when the Company completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. Significant judgments inherent in a valuation include the selection of appropriate discount and royalty rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test during the first quarter of 2011, the Company’s Sundance Channel related trademarks identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value over their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 30% decrease to the estimated fair value of the Company’s identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would have resulted in an impairment charge of approximately $400.

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to multichannel video distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee arrangement (4 to 13 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the effective interest rate method over the term of the related debt.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Program Rights Obligations

Amounts payable subsequent to December 31, 2011 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,
2012	$146,339
2013	139,046
2014	128,543
2015	109,493
2016	64,497
Thereafter	31,111

$619,029

Off balance sheet program rights obligations at December 31, 2011 that have not yet met the criteria to be recorded in the consolidated balance sheet are $156,982, which are payable: $121,694 in 2012 and $35,288 in 2013.

Foreign Currency Transactions

The Company distributes programming in certain territories outside of the U.S. Accordingly, it has a limited number of trade receivables denominated in a foreign currency, primarily Canadian dollars. The Company recognized $(130), $(116) and $291 of foreign currency transaction (losses) gains for the years ended December 31, 2011, 2010 and 2009, respectively, related to those receivables denominated in a foreign currency from affiliation agreements with foreign distributors. Such amounts are included in miscellaneous, net in the consolidated statements of income.

Income Taxes

The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and estimates with regard to the liability for unrecognized tax benefits resulting from uncertain tax positions. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. The Company provides deferred taxes for the outside basis difference for its investment in partnerships. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company’s embedded derivative financial instruments are clearly and closely related to the host contracts; therefore, such derivative financial instruments are not accounted for on a stand-alone basis. In 2011, changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). Prior to 2011, derivative instruments were not designated as hedges and changes in fair values were recognized in income and included in interest expense in the consolidated statement of income. For derivatives designated as effective cash flow hedges, changes in fair

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 10 for a further discussion of the Company’s derivative financial instruments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.

Net Income (Loss) per Share

The consolidated statements of income present basic and diluted net income (loss) per share. Basic net income (loss) per share (“EPS”) is based upon net income (loss) divided by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the dilutive effects of Company stock options (including those held by directors and employees of related parties of the Company) and Company restricted shares (including those held by employees of related parties of the Company).

For the year ended December 31, 2011, diluted EPS includes the dilutive effect of 510,000 stock options and 938,000 restricted shares. The number of shares used to compute basic and diluted income per share for the years ended December 31, 2010 and 2009 of approximately 69,161,000, represents the number of shares of Company common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision stock options and restricted share awards previously granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted net income per share in periods subsequent to the Distribution.

Approximately 192,000 restricted shares have been excluded from the diluted weighted average shares outstanding for the year ended December 31, 2011 since the performance criteria on these awards has not yet been satisfied.

Common Stock of AMC Networks

Each holder of AMC Networks Class A Common Stock has one vote per share while holders of AMC Networks Class B Common Stock have ten votes per share. AMC Networks Class B shares can be converted to AMC Networks Class A Common Stock at anytime with a conversion ratio of one AMC Networks Class A common share for one AMC Networks Class B common share. The AMC Networks Class A stockholders are entitled to elect 25% of the Company’s Board of Directors. AMC Networks Class B stockholders have the right to elect the remaining members of the Company’s Board of Directors. In addition, AMC Networks Class B stockholders are parties to an agreement which has the effect of causing the voting power of these AMC Networks Class B stockholders to be cast as a block.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at June 30, 2011 (date of Distribution)	57,813,267	13,534,408
Employee and non-employee director stock transactions*	621,437	—

Balance at December 31, 2011	58,434,704	13,534,408

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

*	Primarily includes issuances of common stock in connection with employee stock option exercises and restricted shares granted to employees, partially offset by shares acquired by the Company in connection with the fulfillment of employees’ statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted shares.

Note 3. Restructuring

In 2008, the Company decided to discontinue funding the domestic programming business of VOOM HD. In 2009, the Company decided to discontinue funding certain international VOOM HD programming. In connection with these decisions the Company recorded restructuring (credit) expense for each of the three years ended December 31, 2011.

The following table summarizes the VOOM HD restructuring expense (credit) recognized during 2009, 2010 and 2011:

	Employee Severance	Contractual Program Rights		Other Costs	Total
Restructuring liability at December 31, 2008	$5,711	$—		$37	$5,748
Charges incurred	579 (a)	4,572	(b)	11	5,162
Write-down of assets and other non-cash items	—	(1,712)		7	(1,705)
Payments	(6,013)	(2,390)		—	(8,403)

Restructuring liability at December 31, 2009	277	470		55	802
Credits recognized	(249)	(1,969	)(b)	—	(2,218)
Other adjustments	22	2,048	(c)	—	2,070
Payments	(47)	(549)		—	(596)

Restructuring liability at December 31, 2010	3	—		55	58
Credits recognized	—	(191	)(b)	(49)	(240)
Other adjustments	—	191	(c)	(6)	185
Payments	—	—		—	—

Restructuring liability at December 31, 2011	$3	$—		$—	$3

(a)	Employee severance related to the elimination of five positions at VOOM HD.
(b)	Represents unfavorable (favorable) negotiated settlements of contractual obligations with vendors.
(c)	Represents a reclassification of program rights obligations to accrued restructuring liability.

At December 31, 2011, aggregate restructuring liabilities of $3 were classified in other accrued expenses in the consolidated balance sheet.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 4. Cash Flows

During 2011, 2010 and 2009, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2011	2010	2009
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital contributions (distributions) related to the utilization of Cablevision tax losses (Company tax losses by Cablevision) (see Note 12)	$36,867	$52,824	$(20,066)
Deemed capital distribution associated with the issuance of debt to Cablevision (see Note 1)	(1,250,000)	—	—
Deemed capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 12)	44,598	—	—
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	(17,113)	—	—
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	(6,313)	—	—
Deemed capital distribution related to tax credits utilized by Cablevision (see Note 12)	(2,586)	—	—
Leasehold improvement paid by landlord	150	554	—
Increase (decrease) in capital lease obligations and related assets	39	(279)	6,539
Capital distribution related to the entities transferred to Cablevision on December 31, 2010 (see Note 5)	—	41,273	—
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	8,343	16,267	13,716

Discontinued Operations:
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	4,292	3,880

Supplemental Data:
Cash interest paid—continuing operations	78,714	72,335	72,919
Cash interest paid—discontinued operations	—	—	541
Income taxes paid, net—continuing operations	11,569	5,217	3,769
Income taxes refunded, net—discontinued operations	—	(1)	(2)

Promissory Note

In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. As of December 31, 2010, RMH had extended advances against this promissory note aggregating $16,832. Interest income recognized by RMH related to this note amounted to $120, $660 and $38 for the years ended December 31, 2011, 2010 and 2009, respectively. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution amounting to $17,113, including principal and accrued and unpaid interest, is reflected as a capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Employee Matters Agreement

In connection with the Distribution, AMC Networks entered into an Employee Matters Agreement with Cablevision which allocated assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. As a result of such agreement, AMC Networks recorded a net receivable from Cablevision of $1,166, an increase in accrued employee related costs of $7,479 and a capital distribution of $6,313 which decreased additional paid in capital in the Company’s statement of stockholders’ (deficiency) equity for the transfer to the Company from Cablevision of the obligations related to the Company’s employees’ participant accounts in the Cablevision Excess Savings Plan $(3,616) and the Cablevision Excess Cash Balance Pension Plan $(3,863) and for the Company’s obligation to Cablevision for the $5,904 unfunded liability associated with Company employee participants in Cablevision’s Cash Balance Pension Plan. In addition, the Company reduced its long-term incentive plan and SAR liabilities and increased due to related party by $6,742 for its obligation to pay Cablevision for its allocated share of the related expense for Cablevision corporate employees through June 30, 2011. As of December 31, 2011, these related party balances were settled.

Note 5. Discontinued Operations

As discussed in Note 1, on December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), RASCO and certain other businesses to wholly-owned subsidiaries of Cablevision. This distribution amounted to $41,273 and was recorded as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity at December 31, 2010. No gain or loss was recognized in connection with this distribution between entities under common control. The operating results of these transferred entities through the date of the transfer have been classified in the consolidated statements of income as discontinued operations for the years ended December 31, 2010 and 2009. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.

Operating results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	Years Ended December 31,
	2011	2010	2009
Revenues, net	$—	$79,768	$69,723

Income (loss) before income taxes	$822	$(63,311)	$(58,189)
Income tax (expense) benefit	(730)	25,221	23,398

Income (loss) from discontinued operations, net of income taxes	$92	$(38,090)	$(34,791)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 6. Property and Equipment

Property and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2011	2010
Program, service and test equipment	$92,080	$115,325	2 to 5 years
Satellite equipment	15,530	15,503	13 years
Furniture and fixtures	14,286	15,922	5 to 8 years
Transmission equipment	34,441	37,495	5 to 7 years
Leasehold improvements	40,222	41,617	Term of lease

	196,559	225,862
Less accumulated depreciation and amortization	(132,745)	(156,885)

	$63,814	$68,977

During 2011, the Company retired $44,187 of fully depreciated assets that are no longer in use.

Depreciation and amortization expense on property and equipment (including capital leases) amounted to $20,739, $19,805 and $22,828, respectively, for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011 and 2010, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2011	2010
Satellite equipment	$15,530	$15,503
Less accumulated amortization	(6,221)	(5,097)

	$9,309	$10,406

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 7. Intangible Assets

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2011 and December 31, 2010:

	December 31,		Estimated Useful Lives	Weighted Average Remaining Useful Life
	2011	2010
Gross carrying amount of amortizable intangible assets
Affiliation agreements and affiliate relationships	$911,357	$911,357	4 to 25 years	17 years
Advertiser relationships	103,723	103,723	3 to 10 years	2 years
Other amortizable intangible assets	644	24,840	4 to 10 years	2 years

	1,015,724	1,039,920		16 years

Accumulated amortization
Affiliation agreements and affiliate relationships	(637,394)	(565,893)
Advertiser relationships	(92,166)	(84,684)
Other amortizable intangible assets	(391)	(24,461)

	(729,951)	(675,038)

Amortizable intangible assets, net of accumulated amortization	285,773	364,882

Indefinite-lived intangible assets
Trademarks	19,900	19,900

Goodwill	83,173	83,173

Total intangible assets, net	$388,846	$467,955

Aggregate amortization expense
Years ended December 31, 2011 and 2010	$79,109	$86,650

During 2011, the Company retired $24,196 of fully amortized other amortizable intangible assets.

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2012 through 2016 to be as follows:

Years Ending December 31,
2012	$64,436
2013	31,678
2014	9,765
2015	9,746
2016	9,746

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company has historically been able to renew affiliation agreements upon expiration and has factored its experience with such renewals in estimating the future cash flows associated with its affiliation agreements and affiliate relationship intangible assets.

There were no accumulated impairment losses related to goodwill for any periods as of December 31, 2011.

Note 8. Debt

Senior Secured Credit Facility

On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. On the Closing Date, AMC Networks borrowed $1,130,000 under the Term A Facility and $595,000 under the Term B Facility, of which approximately $577,000 was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 pursuant to the Contribution Agreement, among AMC Networks, CSC Holdings and Cablevision and was in connection with the Distribution of AMC Networks from Cablevision consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011.

The Revolving Facility was not drawn upon on the Closing Date and remains undrawn at December 31, 2011. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,309, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be (1) for the Term A Facility and the Revolving Facility, either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio), and (2) for the Term B Facility, either (a) 2.00% per annum above the base rate, or (b) 3.00% per annum above a Eurodollar rate (and subject to a LIBOR floor of 1.00% per annum). At December 31, 2011, the interest rate on the Term A Facility and the Term B Facility was 2.03% and 4.00%, respectively, reflecting a Eurodollar rate for each plus the additional rate as described herein.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. The Credit Facility also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. Before giving effect to the voluntary prepayments of the Term A Facility made during 2011 discussed below, the Term A Facility is required to be repaid in quarterly installments of $14,125 beginning September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the Term A Facility maturity date. The Term B Facility is required to be repaid in quarterly installments of approximately $1,488 through September 30, 2018 and approximately $551,863 on December 31, 2018, the Term B Facility maturity date. The Term B Facility is not payable before maturity other than through repayments as noted above or through a refinancing with debt having a maturity date no earlier than December 31, 2018. Any amounts outstanding under the Revolving Facility are due at maturity on June 30, 2016.

The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 7.00:1 initially, and decreasing in increments to 5.50:1 for periods on and after January 1, 2015; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Facility) of 2.50:1 initially, increasing to 2.75:1 for periods on and after January 1, 2014.

The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving Facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.

The Company may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior debt to annual operating cash flow, as defined, to exceed 4.75:1. As of December 31, 2011, the Company does not have any commitments for an incremental facility.

AMC Networks was in compliance with all of its financial covenants under its Credit Facility as of December 31, 2011.

Voluntary Prepayments of Term A Facility

During 2011, the Company voluntarily prepaid $100,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due. As a result, as of December 31, 2011, the next required quarterly installment under the Term A Facility is due on December 31, 2013 in the amount of $13,000 with quarterly installments due under the Term A Facility subsequent to December 31, 2013 remaining unchanged. The Company recorded a write-off of deferred financing costs and a loss on extinguishment of debt of $544 and $191, respectively, associated with the prepayment in the consolidated statement of income for the year ended December 31, 2011.

In March 2012, the Company voluntarily prepaid $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

7.75% Senior Notes due 2021

On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011. The transfer was made pursuant to the Contribution Agreement. CSC Holdings used the Company’s Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the Notes or their affiliates then offered the Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the Notes being held by third party investors.

The Notes were issued under an indenture dated as of June 30, 2011 (the “Indenture”).

In connection with the issuance of the Notes, AMC Networks incurred deferred financing costs of $1,145, which are being amortized, utilizing the effective interest method, to interest expense over the term of the Notes.

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

AMC Networks is a holding company and has no independent assets or operations of its own, the guarantees under the Notes are full and unconditional and joint and several, and any subsidiaries of AMC Networks other than the Subsidiary Guarantors are minor. There are no restrictions on the ability of AMC Networks or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan.

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

AMC Networks entered into a registration rights agreement, dated as of June 30, 2011 (the “Registration Rights Agreement”), among AMC Networks, the Subsidiary Guarantors and the initial purchasers of the Notes, pursuant to which AMC Networks agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange the Notes for registered notes which will have terms

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

identical in all material respects to the Notes except that the registered notes will not contain terms that provide for restrictions on transfer, and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective by the SEC by July 1, 2012. In certain circumstances, AMC Networks may be required to file a shelf registration statement with the SEC registering the resale of the Notes by the holders thereof, in lieu of an exchange offer to such holders. AMC Networks will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the Registration Rights Agreement.

Summary of Debt Maturities

Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2011 are as follows:

Years Ending December 31,
2012	$5,950
2013	18,950
2014	147,200
2015	203,700
2016	231,950
Thereafter	1,714,275

RNS Senior Notes and Senior Subordinated Notes Redemption

RNS Senior Notes

In April 2011, Rainbow National Services LLC (“RNS”), a wholly-owned indirect subsidiary of the Company, issued a notice of redemption to holders of its 8 3/4% senior notes due September 2012. In connection therewith, on May 13, 2011 RNS redeemed 100% of the outstanding senior notes at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest of $5,250 to the redemption date. In order to fund the May 13, 2011 redemption, the Company borrowed $300,000 under its $300,000 revolving credit facility which existed prior to the Closing Date. The Company used cash on hand to fund the payment of accrued and unpaid interest of $5,250. In connection with the redemption, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on extinguishment of debt of $1,186 and $350, respectively, in the consolidated statement of income for the year ended December 31, 2011.

RNS Senior Subordinated Notes (tender prices per note in dollars)

On June 15, 2011, RNS announced that it commenced a cash tender offer (the “Tender Offer”) for all of its outstanding $325,000 aggregate principal amount 10 3/8% senior subordinated notes due 2014 (the “RNS Senior Subordinated Notes”) for total consideration of $1,039.58 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,029.58 per $1,000 principal amount of notes plus an early tender premium of $10 per $1,000 principal amount of notes. The Tender Offer was made in connection with the Distribution of AMC Networks by Cablevision and was subject to certain conditions, including the completion of the Distribution.

In connection with the Tender Offer, on June 30, 2011 RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,321 have been recorded in loss on extinguishment of debt in the consolidated statement of

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

income for the year ended December 31, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the year ended December 31, 2011.

RNS Credit Facility Repayment

Outstanding borrowings under the RNS term loan facility and revolving credit facility were $425,000 and $50,000, respectively, at December 31, 2010. In connection with the Distribution, RNS repaid amounts then outstanding under its RNS credit facility at June 30, 2011 of $412,500 under its term A loan facility and $300,000 under its revolving credit facility which aggregated $713,785, including accrued and unpaid interest and fees to the repayment date of June 30, 2011. The Company used proceeds from borrowings under the Credit Facility to fund the repayment. The related unamortized deferred financing costs aggregating approximately $2,062 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the year ended December 31, 2011.

RMH Promissory Note with Madison Square Garden

As of December 31, 2009, Madison Square Garden, L.P., a subsidiary of The Madison Square Garden Company (“MSG”), a related party of Cablevision, had extended advances aggregating $190,000 to RMH. On January 28, 2010, in connection with the distribution of MSG from Cablevision, the advances were replaced with a promissory note from RMH to Madison Square Garden, L.P. having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010. In March 2010, the $190,000 of indebtedness was repaid by the Company to MSG, including $914 of interest accrued from January 28, 2010 through the date of repayment, which was funded by a capital contribution from Cablevision.

Note 9. Fair Value Measurement

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level I—Quoted prices for identical instruments in active markets.

•

Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III—Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	Level I	Level II	Level III	Total
At December 31, 2011:
Assets:
Cash equivalents(a)	$202,276	$—	$—	$202,276
Liabilities:
Interest rate swap contracts	$—	$19,091	$—	$19,091
At December 31, 2010:
Assets:
Cash equivalents(a)	$78,908	$—	$—	$78,908

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company’s cash equivalents at December 31, 2011 and December 31, 2010 are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company’s interest rate swap contracts (discussed in Note 10 below) at December 31, 2011 are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,604,846	$1,550,960
Senior notes	686,434	761,250

	$2,291,280	$2,312,210

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt(a)	$475,000	$475,000
Senior notes	299,552	300,750
Senior subordinated notes	324,071	337,188

	$1,098,623	$1,112,938

(a)	The carrying value of the Company’s credit facility debt at December 31, 2010, which bore interest at variable rates, approximated its fair value.

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

Note 10. Derivative Financial Instruments

To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

In November 2008, the Company entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of the Company’s then outstanding RNS floating rate debt. The interest rate swap contracts matured in November 2009. These contracts were not designated as hedges for accounting purposes. For the year ended December 31, 2009, realized losses were $3,237, which are reflected in interest expense in the consolidated statement of income.

In 2011, the Company entered into primarily amortizing interest rate swap contracts to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt on the New AMC Networks Debt. These contracts are designated as cash flow hedges for accounting and tax purposes and have varying maturities ranging from September 2015 to July 2017. The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of the interest rate swap contracts is recorded in current-period earnings.

As of December 31, 2011, the Company has interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair values of interest rate swap contracts at December 31, 2011 were a liability of $19,091 (included in other liabilities). Accumulated other comprehensive loss consists of $12,027 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. Interest expense in the consolidated statement of income for the year ended December 31, 2011 includes $4,628 relating to the interest rate swap contracts. As a result of these transactions, the interest rate paid on approximately 62% of the Company’s debt (excluding capital leases) as of December 31, 2011 is effectively fixed (30% being fixed rate obligations and 32% effectively fixed through utilization of these interest rate swap contracts). At December 31, 2011, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

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

Note 11. Leases

Operating Leases

Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2019. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $13,312, $12,363 and $14,078, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The minimum future annual payments for the Company’s operating leases related to continuing operations (with initial or remaining terms in excess of one year) during the next five years from January 1, 2012 through December 31, 2016 and thereafter, at rates now in force are as follows:

2012	$14,449
2013	15,477
2014	15,503
2015	15,700
2016	15,734
Thereafter	21,863

Capital Leases

Future minimum capital lease payments as of December 31, 2011 are as follows:

2012	$2,796
2013	2,796
2014	2,796
2015	2,796
2016	2,796
Thereafter	9,008

Total minimum lease payments	22,988
Less amount representing interest (at 9.3%-10.4%)	(7,311)

Present value of net minimum future capital lease payments	15,677
Less principal portion of current installments	(1,314)

Long-term portion of obligations under capital leases	$14,363

Note 12. Income Taxes

Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2011	2010	2009
Current expense:
Federal	$2,333	$—	$—
State and foreign	6,489	4,360	3,326

	8,822	4,360	3,326

Deferred expense:
Federal	62,131	62,078	46,959
State	7,029	18,666	15,016

	69,160	80,744	61,975

Tax expense relating to uncertain tax positions, including accrued interest	6,266	2,969	5,106

Income tax expense	$84,248	$88,073	$70,407

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Income tax expense attributable to discontinued operations is classified as deferred income tax expense for all periods presented (see Note 5).

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	4	5	6
Changes in the valuation allowance	(1)	1	1
Change in the state rate used to measure deferred taxes, net of federal benefit	—	1	—
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2	1	2

Effective income tax rate	40%	43%	44%

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$55,322	$—
Compensation and benefit plans	7,323	3,235
Allowance for doubtful accounts	1,029	2,725
Other liabilities	127	1,821

Deferred tax asset	63,801	7,781
Valuation allowance	(4,529)	(265)

Net deferred tax asset, current	59,272	7,516

Noncurrent
NOLs and tax credit carry forwards	22,737	120,687
Compensation and benefit plans	10,944	22,964
Fixed assets and intangible assets	14,771	18,782
Interest rate swap contracts	7,064	—
Other liabilities	4,377	3,688

Deferred tax asset	59,893	166,121
Valuation allowance	(4,252)	(5,668)

Net deferred tax asset, noncurrent	55,641	160,453

Investments in partnerships	(107,546)	(119,203)

Deferred tax liability, noncurrent	(107,546)	(119,203)

Net deferred tax asset (liability), noncurrent	(51,905)	41,250

Total net deferred tax asset	$7,367	$48,766

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

At December 31, 2011, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $143,000, expiring on various dates from 2023 through 2025 and foreign tax credit carry forwards of approximately $14,000 expiring on various dates from 2014 through 2021.

At December 31, 2011, the liability for uncertain tax positions was $10,465, excluding the related accrued interest liability of $2,216 and deferred tax assets of $4,484. All of such unrecognized tax benefits, if recognized, would reduce the Company’s income tax expense and effective tax rate. As of the Distribution date, liabilities for uncertain tax positions of $56,409, accrued interest of $1,284, and the related deferred tax assets of $2,358 were eliminated and recorded as a deemed capital contribution, net in the consolidated statement of stockholders’ (deficiency) equity as the liability for such uncertain tax positions became an obligation of Cablevision. Under the Company’s Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax.

In January 2011, the Company settled a New York City Unincorporated Business Tax audit for the years 2003 through 2005 for $1,361 in additional tax plus accrued interest of $892. The City of New York is currently auditing the Company’s Unincorporated Business Tax returns for the years 2006 through 2008.

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

Balance at December 31, 2010	$63,580
Increases related to prior year tax positions	2,182
Increases related to current year tax positions	2,473
Settlements	(1,361)
Elimination of liability that became an obligation of Cablevision upon the Distribution	(56,409)

Balance at December 31, 2011	$10,465

Interest expense (net of the related deferred tax benefit) of $969 has been recognized during the year ended December 31, 2011 and is included in income tax expense in the consolidated statement of income. At December 31, 2011 and 2010, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.

For periods prior to the Distribution, the Company’s taxable income or loss was included in the consolidated federal and certain state and local income tax returns of Cablevision. Consequently, income tax expense for such periods is based on the taxable income of the Company on a separate tax return basis. The reductions in taxes payable during such periods realized by the Company through the utilization of Cablevision’s NOLs or by Cablevision through the utilization of the Company’s NOLs or credits are reflected as deemed capital contributions or distributions, respectively, in the periods of utilization and are adjusted for true-ups in subsequent periods. Accordingly, deemed capital contributions, net of $36,867 and $52,824 were recorded in the consolidated statement of stockholders’ (deficiency) equity for the years ended December 31, 2011 and 2010, respectively, to reflect the estimated NOLs of Cablevision used by the Company. In addition, deemed capital distributions, net of $2,586 and $20,066 were recorded in the consolidated statements of stockholders’ (deficiency) equity for the years ended December 31, 2011 and 2009, respectively, to reflect the estimated New York City Unincorporated Business Tax credits and NOLs, respectively, of the Company used by Cablevision.

As a result of the Distribution, the following adjustments to the deferred tax assets and liabilities were recorded as a deemed capital distribution, net in the consolidated statement of stockholders’ (deficiency) equity for the year ended December 31, 2011: (i) a decrease in the net deferred tax assets of $2,302 to reflect the lower

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

stand-alone estimated applicable corporate tax rates, (ii) a decrease in the deferred tax asset for share-based awards of $7,292 to eliminate the portion of the deferred tax asset relating to share-based compensation expense attributable to Cablevision corporate employees that was allocated to the Company prior to the Distribution, and (iii) a decrease in the deferred tax asset of $1,314 to reflect that certain compensation awards are no longer anticipated to be realized as a tax deduction pursuant to Internal Revenue Code Section 162(m).

Note 13. Segment Information

As discussed in Note 1, the Company classifies its operations into two reportable segments: National Networks, and International and Other. These reportable segments are strategic business units that are managed separately.

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

	Years Ended December 31,
	2011	2010	2009
Revenues, net from continuing operations
National Networks	$1,082,358	$994,573	$896,493
International and Other	125,573	104,499	95,921
Inter-segment eliminations	(20,190)	(20,772)	(18,770)

	$1,187,741	$1,078,300	$973,644

Inter-segment eliminations are primarily revenues recognized by the International and Other segment for the licensing of its program rights by the national programming networks and transmission revenues recognized by AMC Networks Broadcasting & Technology.

	Years Ended December 31,
	2011	2010	2009
Inter-segment revenues
National Networks	$(454)	$(325)	$(213)
International and Other	(19,736)	(20,447)	(18,557)

	$(20,190)	$(20,772)	$(18,770)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2011	2010	2009
Adjusted operating cash flow (deficit) from continuing operations
National Networks	$447,555	$419,051	$380,824
International and Other	(4,976)	(14,686)	(13,553)
Inter-segment eliminations	(866)	(3,086)	(3,173)

	$441,713	$401,279	$364,098

	Years Ended December 31,
	2011	2010	2009
Depreciation and amortization included in continuing operations
National Networks	$(85,701)	$(92,735)	$(89,603)
International and Other	(14,147)	(13,720)	(16,901)

	$(99,848)	$(106,455)	$(106,504)

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense included in continuing operations
National Networks	$(12,582)	$(13,791)	$(12,405)
International and Other	(3,007)	(3,415)	(2,318)

	$(15,589)	$(17,206)	$(14,723)

	Years Ended December 31,
	2011	2010	2009
Restructuring credit (expense) included in continuing operations
National Networks	$—	$—	$—
International and Other	240	2,218	(5,162)

	$240	$2,218	$(5,162)

	Years Ended December 31,
	2011	2010	2009
Operating income (loss) from continuing operations
National Networks	$349,272	$312,525	$278,816
International and Other	(21,890)	(29,603)	(37,934)
Inter-segment eliminations	(866)	(3,086)	(3,173)

	$326,516	$279,836	$237,709

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2011	2010	2009
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$326,516	$279,836	$237,709
Items excluded from operating income:
Interest expense	(95,870)	(75,800)	(79,778)
Interest income	1,074	2,388	836
Write-off of deferred financing costs	(6,247)	—	—
Loss on extinguishment of debt	(14,726)	—	—
Miscellaneous, net	(137)	(162)	187

Income from continuing operations before income taxes	$210,610	$206,262	$158,954

The following table summarizes the Company’s capital expenditures by reportable segment:

	Years Ended December 31,
	2011	2010	2009
Capital Expenditures
National Networks	$2,817	$1,600	$2,684
International and Other	12,554	15,643	10,735

	$15,371	$17,243	$13,419

Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Note 14. Concentration of Credit Risk

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

Two customers accounted for the following percentages of the Company’s revenues, net for the years ended December 31:

	2011	2010	2009
Customer 1	10%	11%	11%
Customer 2	12%	12%	13%

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 15. Commitments and Contingencies

Commitments

Future cash payments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2011 are as follows:

	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years	Total
Off balance sheet arrangements:
Purchase obligations(1)	$147,229	$45,841	$1,516	$613	$195,199
Operating lease obligations(2)	14,449	30,980	31,434	21,863	98,726
Guarantees(3)	49,486	153	—	—	49,639

	211,164	76,974	32,950	22,476	343,564

Contractual obligations reflected on the balance sheet:
Debt obligations(4)	105,209	362,196	618,002	2,007,527	3,092,934
Program rights obligations	146,339	267,589	173,990	31,111	619,029
Capital lease obligations(5)	2,796	5,592	5,592	9,008	22,988
Contract obligations(6)	2,657	383	143	—	3,183

	257,001	635,760	797,727	2,047,646	3,738,134

Total	$468,165	$712,734	$830,677	$2,070,122	$4,081,698

(1)	Purchase obligation amounts not reflected on the balance sheet consist primarily of long-term program rights obligations that have not yet met the criteria to be recorded in the balance sheet.
(2)	Operating lease commitments represent future minimum payment obligations on various long-term, noncancelable leases for office space and office equipment.
(3)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.
(4)	Includes future payments of principal and interest due on the Company’s credit facility debt and senior notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2011.
(5)	Reflects the principal amount of capital lease obligations, including interest.
(6)	Represents primarily long-term carriage fees payable to distributors and additional annual required payments relating to the acquisitions of film website businesses in 2008 and 2009.

See Note 2 for a discussion of the Company’s program rights obligations. See Note 8 for a discussion of the Company’s long-term debt. See Note 11 for a discussion of the Company’s leases. The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that the Company is unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2011, the liability for uncertain tax positions was $10,465, excluding the related accrued interest liability of $2,216 and deferred tax assets of $4,484. See Note 12 for further discussion of the Company’s income taxes.

DISH Network, LLC (“DISH Network”) was issued a 20% interest in VOOM HD, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD by the Company. On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by DISH Network, or other specified events, DISH

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Network has a put right to require a wholly-owned subsidiary of RMH to purchase all of its equity interests in VOOM HD at fair value. On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by DISH Network, a wholly-owned subsidiary of RMH has a call right to purchase all of DISH Network’s ownership in VOOM HD at fair value. The table above does not include any future payments that would be required upon the exercise of the put right, if any. See also “DISH Network Contract Dispute” discussion below.

Legal Matters

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. VOOM HD has opposed the motion. Further proceedings in the trial court remain stayed pending the court’s ruling on the motion.

In connection with the Distribution, CSC Holdings and AMC Networks and Rainbow Programming Holdings, LLC, an indirect wholly-owned subsidiary of AMC Networks (collectively, the “AMC Parties”) entered into an agreement (the “VOOM Litigation Agreement”) which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of the Company from VOOM HD. The AMC Parties are responsible for the legal fees and costs until such costs reach an agreed upon threshold, at which point CSC Holdings and the AMC Parties will bear such fees and expenses equally.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

Note 16. Equity and Long-Term Incentive Plans

In connection with the Distribution, the Company adopted the AMC Networks Inc. 2011 Employee Stock Plan (the “2011 Employee Stock Plan”) and the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the “2011 Non-Employee Director Plan”).

Under the 2011 Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, SARs and other equity-based awards. The Company may grant awards for up to 5,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options and SARs under the 2011 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria.

Subsequent to the Distribution through December 31, 2011, the Company granted 442,135 restricted share awards to certain employees under the 2011 Employee Stock Plan, that vest on the third anniversary of the grant date. The vesting criteria for 186,171 of those restricted shares also includes the achievement of certain performance targets. As of December 31, 2011, there are 2,818,164 share awards available for future grant under the 2011 Employee Stock Plan.

Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, SARs and other equity-based awards. The Company may grant awards for up to 165,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

In connection with the Distribution, non-employee directors were issued 61,546 shares of AMC Networks Class A Common Stock and 17,981 AMC Networks stock options under the 2011 Non-Employee Director Plan. In August 2011, the Company granted 38,951 restricted stock units to non-employee directors under the 2011 Non-Employee Director Plan, which vested on the grant date. As of December 31, 2011, there are 46,522 share awards available for future grant under the 2011 Non-Employee Director Plan.

Treatment of Share-Based Payment Awards After the AMC Networks Distribution

In connection with the Distribution and as provided for in Cablevision’s equity plans, each stock option and SAR outstanding at the effective date of the Distribution became two stock options or two SARs, as the case may be: (i) one with respect to Cablevision’s CNYG Class A Common Stock and (ii) one with respect to the Company’s Class A Common Stock. The existing exercise price of each stock option/SAR was allocated between the existing Cablevision stock option/SAR and the Company’s new stock option/SAR based on the weighted average trading price of Cablevision’s and the Company’s common shares for the 10 trading days subsequent to the Distribution and the underlying share amount took into account the 1:4 distribution ratio. As a result of this adjustment, approximately 73.59% of the pre-Distribution exercise price of stock options/SARs was allocated to the Cablevision stock options/SARs and approximately 26.41% was allocated to the Company’s new stock options/SARs.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of MSG (the “MSG Distribution”). As a result of the Distribution and the MSG Distribution, certain employees of MSG hold stock options, SARs and restricted stock with respect to AMC Networks Class A Common Stock. In addition, as a result of the MSG Distribution, certain employees of the Company hold MSG stock options, SARs and restricted shares with respect to MSG Class A Common Stock.

Stock Option Award Activity

The following table summarizes activity relating to Company employees who held AMC Networks stock options for the period from July 1, 2011 (the day following the Distribution) to December 31, 2011:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, July 1, 2011	149,147	2,500	$10.81	3.43	$4,404
Exercised	(12,606)	—	$11.59

Balance, December 31, 2011	136,541	2,500	$10.74	3.08	$3,732

Options exercisable at December 31, 2011	105,223	2,500	$11.26	3.19	$2,836

Options expected to vest in the future	31,318	—	$8.95	2.68	$896

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2011 or July 1, 2011, as indicated, and December 31, 2011 in the case of the stock options expected to vest in the future.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In addition, the following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks stock options from July 1, 2011 (the day following the Distribution) to December 31, 2011:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, July 1, 2011	1,503,558	106,400	$11.77	3.74	$45,206
Exercised	(271,210)	(28,000)	$11.57
Forfeited/Expired	(87,883)	—	$8.95

Balance, December 31, 2011	1,144,465	78,400	$12.02	3.29	$31,253

Options exercisable at December 31, 2011	903,288	78,400	$11.65	3.11	$25,456

Options expected to vest in the future	241,177	—	$13.55	4.04	$5,796

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2011 or July 1, 2011, as indicated, and December 31, 2011 in the case of the stock options expected to vest in the future.

The Company does not record any share-based compensation expense for AMC Networks stock options held by Cablevision and MSG employees, however such stock options do have a dilutive effect on the Company’s net income per share. The Company records share-based compensation expense for Cablevision and MSG stock options held by the Company’s employees.

Restricted Share Award Activity

The following table summarizes activity relating to Company employees who held AMC Networks restricted shares from July 1, 2011 (the day following the Distribution) to December 31, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, July 1, 2011	435,150	19,022	$20.67
Granted	255,964	186,171	$36.00
Forfeited	(13,183)	—	$27.55
Transfers	1,641	—	$19.22

Unvested award balance, December 31, 2011	679,572	205,193	$28.23

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks restricted shares from July 1, 2011 (the day following the Distribution) to December 31, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, July 1, 2011	1,526,412	205,975	$18.95
Vested	(57,261)	(38,350)	$16.19
Forfeited	(101,499)	(32,450)	$20.93
Transfers	(1,641)	—	$19.22

Unvested award balance, December 31, 2011	1,366,011	135,175	$18.67

Transfers included in the above tables represent the transfer of restricted stock awards for employees who transferred from Cablevision to the Company during the period.

During the year ended December 31, 2011, 95,611 shares of AMC Networks Class A Common Stock previously issued to employees of Cablevision and MSG vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 46,928 of these shares, with an aggregate value of $1,675, were surrendered to the Company. These acquired shares, as well as 147,132 forfeited unvested restricted shares have been classified as treasury stock.

AMC Networks recognizes share-based compensation expense for restricted shares issued to its employees based on the grant date price of AMC Networks Class A Common Stock using a straight-line amortization method, over the service period. The Company does not record any share-based compensation expense for AMC Networks restricted shares held by Cablevision and MSG employees, however such restricted shares do have a dilutive effect on the Company’s net income per share. The Company records share-based compensation expense for Cablevision and MSG restricted shares held by the Company’s employees.

Share-based compensation expense included in continuing operations, a component of selling, general and administrative expense, for the years ended December 31, 2011, 2010 and 2009 was $16,012, $16,267 and $13,716, respectively, related to equity classified awards. Share-based compensation (credit) expense included in continuing operations for liability classified awards (SARs) was $(423), $939 and $1,007 for the years ended December 31, 2011, 2010 and 2009, respectively. Share-based compensation has been reduced by estimated forfeitures, which is based on historical experience. For periods prior to the Distribution, the Company’s share-based compensation includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision).

The Company receives income tax deductions related to restricted share, stock options or other equity awards granted to its employees by the Company, Cablevision or MSG, but does not receive income tax deductions for Company equity awards held by Cablevision or MSG employees.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Long-Term Incentive Plans

In June, 2011, the Company’s Board of Directors approved the AMC Networks Inc. 2011 Cash Incentive Plan (the “2011 Cash Incentive Plan”). Under the terms of the 2011 Cash Incentive Plan, the Company is authorized to grant a cash award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company’s Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2011, the Company granted three-year performance awards to certain executive officers and other members of the Company’s management under the 2011 Cash Incentive Plan.

In connection with the long-term incentive awards granted under the 2011 Cash Incentive Plan, the Company recorded compensation expense in continuing operations of $3,475 for the year ended December 31, 2011. Such amount is accrued for performance-based awards for which the performance criteria had not yet been met as of December 31, 2011 as such awards are based on achievement of certain performance criteria through December 31, 2013. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

Note 17. Benefit Plans

Through June 30, 2011, the date of the Distribution, certain employees of the Company participated in Cablevision’s non-contributory, qualified defined benefit cash balance pension plan (the “Cash Balance Pension Plan”) and non-contributory non-qualified defined benefit excess cash balance plan (the “Excess Cash Balance Plan”). In connection with the Cash Balance Pension Plan and the Excess Cash Balance Plan (collectively, the “Pension Plans”), the Company was charged by Cablevision for credits made into an account established for each participant. Such credits were based upon a percentage of eligible base pay and a market-based rate of return.

Certain employees of the Company participate in Cablevision’s qualified defined contribution 401(k) savings plan (the “401(k) Plan”) and non-qualified excess savings plan (the “Excess Savings Plan”). Under the 401(k) Plan, a tax-qualified retirement savings plan, participating Company employees may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The Company makes matching contributions on behalf of participating employees in accordance with the terms of the 401(k) Plan. From the date of the Distribution, in addition to the matching contribution, the Company will make a discretionary year-end contribution to employee 401(k) Plan accounts equal to 4% of eligible compensation, subject to certain conditions.

The Excess Savings Plan is a non-qualified deferred compensation plan that operates in conjunction with the 401(k) Plan. The Company provides a matching contribution to the Excess Savings Plan similar to the 401(k) Plan.

Total expense related to all benefit plans was $7,865, $7,285 and $6,973 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not provide postretirement benefits for any of its employees.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 18. Comprehensive Income

Comprehensive income is as follows:

Year Ended December 31, 2011
Net income	$126,454

Other comprehensive loss:
Unrealized losses on interest rate swaps	(19,091)

Other comprehensive loss, before income taxes	(19,091)
Income tax benefit related to items of other comprehensive loss	7,064

Other comprehensive loss, net of income taxes	(12,027)

Comprehensive income	$114,427

Comprehensive income equals net income for the years ended December 31, 2010 and December 31, 2009. Interest expense in the consolidated statement of income for the year ended December 31, 2011 includes $4,628 relating to the interest rate swap contracts.

Note 19. Related Party Transactions

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income related to transactions with or charges from Cablevision:

	Years Ended December 31,
	2011	2010	2009
Revenues, net	$23,052	$21,031	$23,314

Operating expenses:
Technical and operating expenses:
Other support functions	$367	$561	$376
Health and welfare plans	4,673	4,180	4,109

Total technical and operating expenses	$5,040	$4,741	$4,485

Selling, general and administrative expenses:
Corporate general and administrative costs, net	$19,016	$33,398	$33,132
Management fees	13,958	26,511	23,773
Health and welfare plans	5,046	4,029	4,493
Advertising expense	2,542	2,391	1,391
Other support functions	794	23	23
Sales support and other functions, net	2,176	1,603	1,200
Cablevision allocations of share-based compensation expense	8,490	17,206	14,723
Cablevision allocations of long-term incentive plans expense	7,285	16,207	12,955

Total selling, general and administrative expenses	$59,307	$101,368	$91,690

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income related to transactions with or credits from MSG:

	Years Ended December 31,
	2011	2010	2009
Revenues, net	$8,833	$8,172	$8,482

Operating expenses:
Technical and operating expenses:
Program rights and production services credits	$—	$(770)	$(6,528)

Total technical and operating expenses	$—	$(770)	$(6,528)

Selling, general and administrative expenses:
Corporate general and administrative and other credits	$(2,189)	$(1,029)	$(4,346)
Sales support and other functions	(114)	(109)	(105)

Total selling, general and administrative credits	$(2,303)	$(1,138)	$(4,451)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Revenues, net

The Company recorded affiliation fee revenues earned, net of amortization of deferred carriage fees, under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG to provide various transponder, technical and support services through 2020.

Operating Expenses

Production Services

The Company provides various studio production services to MSG, for which the charges are reflected as a reduction of the related expenses.

Other Support Functions

Certain related parties provide various digital media and administrative support functions which primarily include salaries and facilities costs charged to the Company.

Health and Welfare Plans

Through December 31, 2011, employees of the Company participated in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.

Corporate General and Administrative Costs, net

Through the Distribution date, general and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning, information technology, etc.), have been charged to the Company by Cablevision. Additionally, the Company charges MSG for a portion of the Company’s leased facilities utilized by MSG. Such costs allocated to the Company have been included in selling, general and administrative expenses and such cost reimbursements are recorded as a reduction to selling, general and administrative expenses. Subsequent to the Distribution date, amounts charged by Cablevision represent charges pursuant to a transition services agreement. See also Transition Services Agreement discussion below.

Management Fees

Through the Distribution date, the Company paid Cablevision a management fee pursuant to a consulting agreement between Cablevision and certain of the Company’s subsidiaries. The consulting agreement was terminated on the Distribution date and the Company did not replace it.

Advertising

The Company incurs advertising expenses charged by subsidiaries of Cablevision.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Sales Support and Other Functions, net

Through the Distribution date, subsidiaries of Cablevision provided advertising sales support functions to the Company, which primarily included salaries and general and administrative costs, which were recorded as a charge to selling, general and administrative expenses. Additionally, the Company provides affiliation support functions to MSG, which primarily includes salaries, facilities, and general and administrative costs. These charges are recorded as a reduction to selling, general and administrative expenses.

Share-based Compensation and Long-Term Incentive Plans Expense

Cablevision charged the Company through the Distribution date its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans. Such amounts are included in selling, general and administrative expenses in the consolidated statements of income. The long-term incentive plans are funded by the Company and aggregate liabilities of $18,137 (which includes $3,475 attributable to the Company’s 2011 long-term incentive plan) and $28,934 related to these plans are included in accrued employee related costs and other liabilities in the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010, respectively. These liabilities include certain performance-based awards for which the performance criteria had not been met as of December 31, 2011 as such awards are based on achievement of certain performance criteria through December 31, 2013. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If it is subsequently determined that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time. As the obligations related to stock option and restricted share awards under the Cablevision stock plans are satisfied by Cablevision, the allocation to the Company of its proportionate share of the related expenses through June 30, 2011 is reflected as capital contributions in the consolidated financial statements.

Treatment of Long-Term Incentive Plans After the Distribution

In 2011, 2010 and 2009, Cablevision granted three-year performance awards to certain executive officers and other members of the Company’s management under Cablevision’s 2006 Cash Incentive Plan. The 2009 awards were paid in March 2012. The Cablevision performance metrics in the awards granted in 2010 to certain executive officers and other employees of the Company were replaced with Company performance metrics. The awards granted to certain executive officers and other employees of the Company in March 2011 under the Cablevision 2006 Cash Incentive Plan were replaced in July 2011 by awards granted under the Company’s 2011 Cash Incentive Plan, and the Cablevision performance metrics related to those awards were replaced with Company performance metrics. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities, based on achievement of certain performance criteria as noted above, in the Company’s consolidated balance sheets until settled.

Deferred compensation awards granted by Cablevision pursuant to Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision Cash Incentive Plan in 2006) are unaffected by the Distribution. Amounts applicable to employees of the Company are reflected as liabilities in the Company’s consolidated balance sheets until settled.

Transition Services Agreement

In connection with the Distribution, Cablevision and AMC Networks entered into a Transition Services Agreement under which, in exchange for the fees specified in such agreement, Cablevision agreed to provide transition services with regard to such areas as accounting, information systems, risk management and employee

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

services, compensation and benefits. Under the Transition Services Agreement, AMC Networks also provides certain services to Cablevision and MSG on behalf of Cablevision. The Company incurred net fees of $2,435 under the Transition Services Agreement for the year ended December 31, 2011, which were recorded as a charge to selling, general and administrative expenses.

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

Note 20. Interim Financial Information (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2011 and 2010:

	For the three months ended,				2011
2011:	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues, net	$272,903	$291,965	$283,914	$338,959	$1,187,741
Operating expenses	(202,224)	(209,691)	(189,470)	(259,840)	(861,225)

Operating income	$70,679	$82,274	$94,444	$79,119	$326,516

Income from continuing operations	$29,722	$27,058	$40,317	$29,265	$126,362
Income (loss) from discontinued operations, net of income taxes	96	97	(314)	213	92

Net income	$29,818	$27,155	$40,003	$29,478	$126,454

Basic net income per share(a):
Income from continuing operations	$0.43	$0.39	$0.58	$0.42	$1.82
Loss from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.43	$0.39	$0.58	$0.42	$1.83

Diluted net income per share(a):
Income from continuing operations	$0.43	$0.39	$0.56	$0.40	$1.79
Loss from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.43	$0.39	$0.55	$0.41	$1.79

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

	For the three months ended,				2010
2010:	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues, net	$248,372	$260,013	$271,433	$298,482	$1,078,300
Operating expenses	(187,347)	(188,375)	(194,501)	(228,241)	(798,464)

Operating income	$61,025	$71,638	$76,932	$70,241	$279,836

Income from continuing operations	$24,029	$30,512	$33,741	$29,907	$118,189
Loss from discontinued operations, net of income taxes	(10,596)	(8,411)	(8,482)	(10,601)	(38,090)

Net income	$13,433	$22,101	$25,259	$19,306	$80,099

Basic net income (loss) per share(a):
Income from continuing operations	$0.35	$0.44	$0.49	$0.43	$1.71
Loss from discontinued operations	$(0.15)	$(0.12)	$(0.12)	$(0.15)	$(0.55)
Net income	$0.19	$0.32	$0.37	$0.28	$1.16

(a)	Common shares assumed to be outstanding for both basic and diluted earnings per share during the three months ended March 31, 2011 and June 30, 2011 and for each three month period and year ended in 2010 totaled 69,161,000, representing the number of shares of Company common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding.

As set forth in the table above, there have been changes in the level of the Company’s revenues, net from quarter to quarter and/or changes from year to year due primarily to increased advertising revenue and, to a lesser extent, affiliation fee and other revenue items. In addition, the Company’s operating expenses have also changed from quarter to quarter and/or year over year due primarily to the timing of the exhibition, promotion and marketing of program rights and/or program rights write-downs based on management’s assessment of programming usefulness. In addition to the changes in operating income, non-operating income and expense items such as interest expense, net, write-off of deferred financing costs, loss on extinguishment of debt and income tax expense also impact quarter over quarter and year over year net income.

AMC NETWORKS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges		Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$8,321	$338	$(5,567	)*	$3,092

Year Ended December 31, 2010
Allowance for doubtful accounts	$7,767	$1,484	$(930	)*	$8,321

Year Ended December 31, 2009
Allowance for doubtful accounts	$6,231	$2,528	$(992	)*	$7,767

*	Amounts in 2011 represent primarily the write-off of certain uncollectible trade receivables that had previously been fully reserved. Amounts in 2010 and 2009 represent primarily the write-off of trade receivables following the filing of bankruptcy of certain advertisers and a cable television system operator.

S-1