Form 10-Q
period 2012-03-31
AMC Networks Inc.
filed 2012-05-10
CIK 1514991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2012:

Class A Common Stock par value $0.01 per share	58,203,913
Class B Common Stock par value $0.01 per share	13,534,408

AMC NETWORKS INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$224,182	$215,836
Accounts receivable, trade (less allowance for doubtful accounts of $2,840 and $3,092)	285,378	286,810
Amounts due from related parties, net	5,067	5,540
Program rights, net	240,545	235,171
Prepaid expenses and other current assets	40,921	67,370
Deferred tax asset, net	39,802	59,272

Total current assets	835,895	869,999
Property and equipment, net of accumulated depreciation of $137,827 and $132,745	62,429	63,814
Program rights, net	768,820	765,609
Amounts due from related parties, net	3,454	3,214
Deferred carriage fees, net	45,122	47,304
Intangible assets, net	285,894	305,673
Goodwill	83,173	83,173
Other assets	41,022	45,148

Total assets	$2,125,809	$2,183,934

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$61,866	$61,605
Accrued liabilities:
Interest	15,263	31,254
Employee related costs	41,100	57,160
Other accrued expenses	13,132	11,385
Amounts due to related parties, net	833	5,336
Program rights obligations	164,297	146,339
Deferred revenue	25,488	23,853
Credit facility debt	5,950	5,950
Capital lease obligations	1,573	1,314

Total current liabilities	329,502	344,196
Program rights obligations	449,731	472,690
Senior notes	686,671	686,434
Credit facility debt	1,548,147	1,598,896
Capital lease obligations	15,287	14,363
Deferred tax liability, net	50,999	51,905
Other liabilities	50,329	52,445

Total liabilities	3,130,666	3,220,929

Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 58,787,544 and 58,628,764 shares issued and 58,204,792 and 58,434,704 shares outstanding, respectively	588	586
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 13,534,408 shares issued and outstanding	135	135
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	11,351	5,942
Accumulated deficit	(986,773)	(1,029,954)
Treasury stock, at cost (582,752 and 194,060 shares Class A Common Stock, respectively)	(17,614)	(1,677)
Accumulated other comprehensive loss	(12,544)	(12,027)

Total stockholders’ deficiency	(1,004,857)	(1,036,995)

Total liabilities and stockholders’ deficiency	$2,125,809	$2,183,934

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2012 and 2011

(In thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues, net (including revenues, net from related parties of $8,073 and $7,940, respectively)	$326,239	$272,903

Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $0 and $1,205, respectively)	104,930	90,411
Selling, general and administrative (including charges from related parties of $1,996 and $24,291, respectively)	99,222	86,921
Restructuring credit	(3)	(34)
Depreciation and amortization	25,051	24,926

	229,200	202,224

Operating income	97,039	70,679

Other income (expense):
Interest expense	(29,797)	(18,350)
Interest income	105	457
Write-off of deferred financing costs	(312)	—
Miscellaneous, net	12	72

	(29,992)	(17,821)

Income from continuing operations before income taxes	67,047	52,858
Income tax expense	(23,970)	(23,136)

Income from continuing operations	43,077	29,722
Income from discontinued operations, net of income taxes	104	96

Net income	$43,181	$29,818

Basic net income per share:
Income from continuing operations	$0.62	$0.43
Income from discontinued operations	$—	$—
Net income	$0.62	$0.43

Diluted net income per share:
Income from continuing operations	$0.60	$0.43
Income from discontinued operations	$—	$—
Net income	$0.60	$0.43

Weighted average common shares:
Basic weighted average common shares	69,871	69,161
Diluted weighted average common shares	72,130	69,161

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Net income	$43,181	$29,818

Other comprehensive loss:
Unrealized loss on interest rate swaps	(820)	—

Other comprehensive loss, before income taxes	(820)	—
Income tax benefit related to items of other comprehensive loss	303	—

Other comprehensive loss, net of income taxes	(517)	—

Comprehensive income	$42,664	$29,818

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Three Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2011	$586	$135	$5,942	$(1,029,954)	$(1,677)	$(12,027)	$(1,036,995)
Net income	—	—	—	43,181	—	—	43,181
Other comprehensive loss (see Note 6)	—	—	—	—	—	(517)	(517)
Share-based compensation expense	—	—	3,583	—	—	—	3,583
Proceeds from the exercise of stock options	2	—	1,826	—	—	—	1,828
Treasury stock acquired from forfeitures and acquisition of restricted shares (see Note 8)	—	—	—	—	(15,937)	—	(15,937)

Balance, March 31, 2012	$588	$135	$11,351	$(986,773)	$(17,614)	$(12,544)	$(1,004,857)

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$43,077	$29,722
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,051	24,926
Share-based compensation expense related to equity classified awards	3,583	3,931
Amortization and write-off of program rights	67,442	54,417
Amortization of deferred carriage fees	2,184	5,993
Amortization and write-off of deferred financing costs and discounts on indebtedness	2,505	942
Provision for doubtful accounts	105	935
Deferred income taxes	18,806	18,352
Changes in assets and liabilities:
Accounts receivable, trade	1,327	17,856
Amounts due from/to related parties, net	(3,922)	(12,613)
Prepaid expenses and other assets	29,046	(892)
Program rights and obligations, net	(81,028)	(63,791)
Deferred carriage fees and deferred carriage fees payable, net	(148)	(2,008)
Accounts payable, accrued expenses and other liabilities	(31,065)	(29,334)

Net cash provided by operating activities	76,963	48,436

Cash flows from investing activities:
Capital expenditures	(2,838)	(1,599)
Payment for acquisition of a business	—	(135)
Proceeds from sale of equipment, net of costs of disposal	—	13

Net cash used in investing activities	(2,838)	(1,721)

Cash flows from financing activities:
Capital contributions from Cablevision	—	20,813
Repayment of credit facility debt	(51,488)	(62,500)
Payments for financing costs	(40)	—
Purchase of treasury stock	(15,937)	—
Proceeds from stock option exercises	1,828	—
Principal payments on capital lease obligations	(290)	(1,093)

Net cash used in financing activities	(65,927)	(42,780)

Net increase in cash and cash equivalents from continuing operations	8,198	3,935

Cash flows from discontinued operations:
Net cash provided by operating activities	148	178
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net increase in cash and cash equivalents from discontinued operations	148	178

Cash and cash equivalents at beginning of period	215,836	79,960

Cash and cash equivalents at end of period	$224,182	$84,073

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1.	Description of Business and Basis of Presentation

Description of Business

AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•

International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which the Company is in the process of winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun-off the Company (the “Distribution”). In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to AMC Networks. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock to its shareholders. Immediately prior to the Distribution, the Company was an indirect wholly-owned subsidiary of Cablevision. The Company became an independent public company on June 30, 2011, the date of the Distribution. Both Cablevision and the Company continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) filed with the SEC.

The Company’s consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The results of operations and cash flows of the Company for those periods could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision. The Company’s consolidated financial statements after the Distribution reflect certain revenues and expenses related to transactions with or charges from Cablevision and The Madison Square Garden Company and its subsidiaries (“MSG”) as described in Note 11.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Discontinued Operations

Discontinued operations consists of receipts related to the sale of the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 effective January 1, 2012 and applied it to the Company’s February 28, 2012 annual impairment test (see Note 3).

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The previous option under GAAP that permitted the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements, and the presentation of reclassification adjustments is not required in interim periods. The Company adopted ASU 2011-05 and ASU 2011-12 effective January 1, 2012 and has presented comprehensive income using the two-statement approach.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (ASU 2011-04). ASU 2011-04 provides amendments to Topic 820 that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 2.	Net Income per Share

The consolidated statements of income present basic and diluted net income per share (“EPS”). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks stock options (including those held by directors and employees of related parties of the Company) and AMC Networks restricted shares/units (including those held by employees of related parties of the Company).

For the three months ended March 31, 2012, diluted EPS includes the dilutive effect of 899,000 stock options and 1,360,000 restricted shares/units. The number of shares used to compute basic and diluted EPS for the three months ended March 31, 2011 of approximately 69,161,000, represents the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision stock options and restricted share awards granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted EPS in periods subsequent to the Distribution.

For the three months ended March 31, 2012, approximately 231,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards has not yet been satisfied and approximately 172,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive.

Note 3.	Goodwill and Other Intangible Assets

The carrying amount of goodwill, by reporting unit and reportable segment, as of both March 31, 2012 and December 31, 2011 is as follows:

Reporting Unit and Segment
AMC	$34,251
WE tv	5,214
IFC	13,582
Sundance Channel	28,930

Total National Networks	81,977

AMC Networks Broadcasting & Technology	1,196

Total International and Other	1,196

$83,173

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	March 31, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(655,269)	$256,088
Advertiser relationships	74,533	(64,848)	9,685
Other amortizable intangible assets	644	(423)	221

Total amortizable intangible assets	986,534	(720,540)	265,994

Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900

Total intangible assets	$1,006,434	$(720,540)	$285,894

	December 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(637,394)	$273,963
Advertiser relationships	103,723	(92,166)	11,557
Other amortizable intangible assets	644	(391)	253

Total amortizable intangible assets	1,015,724	(729,951)	285,773

Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900

Total intangible assets	$1,035,624	$(729,951)	$305,673

During the three months ended March 31, 2012, the Company retired $29,190 of fully amortized advertiser relationships.

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2012 and 2011 was $19,777 and $19,778, respectively. The Company expects its aggregate amortization expense for existing intangible assets subject to amortization to be as follows:

Years Ending December 31,
2012	$64,436
2013	31,678
2014	9,765
2015	9,746
2016	9,746

Impairment of Goodwill and Identifiable Indefinite-Lived Intangible Assets

In accordance with the accounting guidance adopted on January 1, 2012, the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test is a two-step process. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value utilizing an enterprise-value based approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

impairment test is performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

In assessing the recoverability of goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Significant judgments inherent in a valuation include the selection of appropriate discount and royalty rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test for goodwill and identifiable indefinite-lived intangible assets during the first quarter of 2012, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for the AMC, WE tv, IFC and AMC Networks Broadcasting and Technology reporting units, which included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. The Company performed a quantitative assessment for the Sundance Channel reporting unit. Based on the quantitative assessment, if the fair value of the Sundance Channel reporting unit decreased by 11%, the Company would be required to perform step-two of the quantitative assessment.

The Company’s indefinite-lived trademark intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.

Note 4.	Income Taxes

For the three months ended March 31, 2012, income tax expense attributable to continuing operations was $23,970, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,354, tax expense of $764 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,015 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.

For the three months ended March 31, 2011, income tax expense attributable to continuing operations was $23,136, representing an effective tax rate of 44%. The effective tax rate differs from the federal statutory rate of

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

35% due primarily to state income tax expense of $2,803, tax expense of $1,523 related to uncertain tax positions, including accrued interest and tax expense of $385 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards.

At March 31, 2012, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $96,000, expiring on various dates from 2023 through 2025, and foreign tax credit carry forwards of approximately $14,800, expiring on various dates from 2014 through 2022. The Company has recorded a deferred tax asset related to $74,000 of such NOLs. A deferred tax asset has not been recorded for the remaining NOL of $22,000 as this portion relates to excess tax benefits that have not yet been realized (as determined on a ‘with-and-without’ approach), including ‘windfall’ deductions on share-based compensation awards and amortization of certain tax deductible goodwill. Upon realization as a reduction in tax liability, such excess tax benefits will be recorded as an increase to paid-in capital with regard to share-based compensation awards and as a decrease in goodwill with regard to certain tax deductible goodwill.

Under the Company’s Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company’s Unincorporated Business Tax Returns for the years 2006 through 2008.

Note 5.	Debt

Long-term debt consists of:

	March 31, 2012	December 31, 2011
Credit facility debt: (a)
Term A Facility	$975,426	$1,025,065
Term B Facility	578,671	579,781
Senior Notes	686,671	686,434

	2,240,768	2,291,280
Less: current portion	5,950	5,950

Total	$2,234,818	$2,285,330

(a)	The $500,000 revolving credit facility remains undrawn at March 31, 2012. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

During the three months ended March 31, 2012, the Company voluntarily prepaid $50,000 under the Term A Facility. This voluntary prepayment was applied to the earliest required quarterly installments due, and was in addition to the regularly scheduled quarterly principal payment made under the Term B Facility. As a result of the voluntary prepayment, the next required quarterly installment under the Term A Facility will be due on June 30, 2014 in the amount of $19,500. The Company wrote-off $312 of deferred financing costs associated with the voluntary prepayment during the three months ended March 31, 2012.

Note 6.	Derivative Financial Instruments

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

The Company’s interest rate swap contracts are designated as cash flow hedges for accounting and tax purposes. The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of the interest rate swap contracts is recorded in current-period earnings.

As of March 31, 2012, the Company had interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes interest rate swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At March 31, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$19,911	$19,091

Total derivatives		$19,911	$19,091

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts	$2,934	$—	Interest expense	$2,114	$—

(a)	There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2012 and 2011.

Note 7.	Commitments and Contingencies

Commitments

As of March 31, 2012, the Company’s off-balance sheet arrangements not reflected on the Company’s consolidated balance sheet decreased approximately $21,800 to approximately $321,800 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Legal Matters

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network, LLC (“DISH Network”)) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. On April 26, 2012, the Apellate Division denied DISH Network’s motion, thereby precluding any further appeal of the trial court rulings. The stay of the pending trial court proceedings was lifted on May 1, 2012. The Company expects the court to set a date for trial shortly.

In connection with the Distribution, CSC Holdings and AMC Networks and Rainbow Programming Holdings, LLC, an indirect wholly-owned subsidiary of AMC Networks (collectively, the “AMC Parties”) entered into an agreement which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of the Company from VOOM HD. The AMC Parties are responsible for the legal fees and costs until such costs reach an agreed upon threshold, at which point CSC Holdings and the AMC Parties will bear such fees and expenses equally.

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

Note 8.	Equity and Long-Term Incentive Plans

In connection with the Distribution, the Company adopted the AMC Networks Inc. 2011 Employee Stock Plan (the “2011 Employee Stock Plan”), the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the “2011 Non-Employee Director Plan”) and the AMC Networks Inc. 2011 Cash Incentive Plan (the “2011 Cash Incentive Plan”).

In March 2012, AMC Networks granted 441,111 restricted share units to certain executive officers and employees under the 2011 Employee Stock Plan that vest on the third anniversary of the grant date. The vesting criteria for 97,915 of those restricted share units include the achievement of certain performance targets by the Company. Also in March 2012, AMC Networks granted three-year performance based awards to certain executive officers and employees under the 2011 Cash Incentive Plan.

Share-based compensation expense included in continuing operations, a component of selling, general and administrative expense, for the three months ended March 31, 2012 was $3,583, related to equity classified awards. For the three months ended March 31, 2011, share-based compensation expense allocated by Cablevision was $3,931, related to equity classified awards. For the three months ended March 31, 2012, there was no share-based compensation expense included in continuing operations for liability classified awards (stock appreciation rights). For the three months ended March 31, 2011, there was $46 of share-based compensation expense included in continuing operations for liability classified awards. For periods prior to the Distribution, the Company’s share-based compensation includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision).

During the three months ended March 31, 2012, 1,030,832 shares of AMC Networks Class A common stock previously issued to employees of Cablevision, MSG and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 351,724 of these shares, with an aggregate value of $15,937, were surrendered to the Company. These acquired shares, as well as 36,968 forfeited unvested restricted shares, have been classified as treasury stock.

Long-term incentive plan compensation expense included in continuing operations for the three months ended March 31, 2012 was $3,025. For the three months ended March 31, 2011, long-term incentive plan compensation expense allocated by Cablevision was $3,318. Such amount is accrued for performance-based awards for which the performance criteria had not yet been met as the awards are based on achievement of certain performance criteria through December 31, 2014. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for the awards are not probable of being achieved, the Company would reverse the accrual in respect of the award at that time.

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At March 31, 2012:
Assets:
Cash equivalents (a)	$198,396	$—	$—	$198,396
Liabilities:
Interest rate swap contracts	$—	$19,911	$—	$19,911

At December 31, 2011:
Assets:
Cash equivalents (a)	$202,276	$—	$—	$202,276
Liabilities:
Interest rate swap contracts	$—	$19,091	$—	$19,091

(a)	Represents the Company’s investment in money market funds.

The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company’s interest rate swap contracts (Note 6) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

Credit Facility Debt and Senior Notes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	March 31, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,554,097	$1,526,685
Senior notes	686,671	780,500

	$2,240,768	$2,307,185

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,604,846	$1,550,960
Senior notes	686,434	761,250

	$2,291,280	$2,312,210

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

Note 10.	Concentration of Risk

Financial Instruments

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

Customers

Two customers accounted for the following percentages of the Company’s revenues, net:

	Three Months Ended March 31,
	2012	2011
Customer 1	9%	11%
Customer 2	12%	13%

At March 31, 2012, no one customer accounted for 10% or more of the Company’s net trade receivable balances.

Note 11.	Related Party Transactions

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

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income related to transactions with or charges from Cablevision:

	Three Months Ended March 31,
	2012	2011
Revenues, net	$5,856	$5,700

Operating expenses:
Technical and operating expenses:
Other support functions	$—	$118
Health and welfare plans	—	1,087

Total technical and operating expenses	$—	$1,205

Selling, general and administrative expenses:
Corporate general and administrative costs, net	$858	$8,001
Management fees	—	6,740
Health and welfare plans	—	1,040
Advertising expense	1,263	325
Other support functions	391	72
Sales support and other functions, net	—	1,302
Cablevision allocations of share-based compensation expense	—	3,977
Cablevision allocations of long-term incentive plans expense	—	3,318

Total selling, general and administrative expenses	$2,512	$24,775

The following is a summary of the revenues and expenses included in the Company’s consolidated statements of income related to transactions with or charges from MSG:

	Three Months Ended March 31,
	2012	2011
Revenues, net	$2,217	$2,240

Operating expenses:
Selling, general and administrative expenses:
Corporate general and administrative and other credits	$(516)	$(456)
Sales support and other functions	—	(28)

Total selling, general and administrative credits	$(516)	$(484)

Operating Expenses

Share-based Compensation and Long-Term Incentive Plans Expense

Cablevision charged the Company through the Distribution date its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans. Such amounts

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

are included in selling, general and administrative expenses in the consolidated statement of income for the three months ended March 31, 2011. The 2009 Cablevision three-year long-term incentive plan performance awards to certain executive officers and other members of the Company were paid in cash in March 2012.

Transition Services Agreement

In connection with the Distribution, Cablevision and AMC Networks entered into a Transition Services Agreement under which, in exchange for the fees specified in such agreement, Cablevision agreed to provide transition services with regard to such areas as accounting, information systems, risk management and employee services, compensation and benefits. Under the Transition Services Agreement, AMC Networks also provides certain services to Cablevision and to MSG on behalf of Cablevision. The Company incurred net fees of $843 under the Transition Services Agreement for the three months ended March 31, 2012, which were recorded as a charge to selling, general and administrative expenses.

Note 12.	Cash Flows

The Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2012	2011
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital contributions related to the utilization of Cablevision tax losses	$—	$19,075
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	—	(17,113)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	3,931
Increase in capital lease obligations and related assets	1,473	39
Supplemental Data:
Cash interest paid — continuing operations	43,526	32,421
Income taxes paid, net — continuing operations	1,973	4,171

Promissory Note

In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. Interest income recognized by RMH related to this note amounted to $120 for the three months ended March 31, 2011. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution, which amounted to $17,113, including principal and accrued and unpaid interest, is reflected as a non-cash capital distribution in the consolidated statement of stockholders’ equity for the three months ended March 31, 2011.

Note 13.	Segment Information

As discussed in Note 1, the Company classifies its operations into two reportable segments: National Networks, and International and Other. These reportable segments are strategic business units that are managed separately.

The Company generally allocates all corporate overhead costs to the Company’s two reportable segments based upon their proportionate estimated usage of services, including such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning and information technology) as well as sales support functions and creative and production services.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure. Information as to the continuing operations of the Company’s reportable segments is set forth below.

	Three Months Ended March 31, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net	$304,223	$26,346	$(4,330)	$326,239
Adjusted operating cash flow (deficit)	133,372	(8,207)	505	125,670
Depreciation and amortization	(21,305)	(3,746)	—	(25,051)
Share-based compensation expense	(2,849)	(734)	—	(3,583)
Restructuring credit	—	3	—	3
Operating income (loss)	109,218	(12,684)	505	97,039
Capital Expenditures	443	2,395	—	2,838

	Three Months Ended March 31, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net	$251,845	$25,381	$(4,323)	$272,903
Adjusted operating cash flow (deficit)	106,356	(7,104)	296	99,548
Depreciation and amortization	(21,311)	(3,615)	—	(24,926)
Share-based compensation expense	(3,150)	(827)	—	(3,977)
Restructuring credit	—	34	—	34
Operating income (loss)	81,895	(11,512)	296	70,679
Capital Expenditures	724	875	—	1,599

Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology and the licensing of its program rights by the national programming networks.

	Three Months Ended March 31,
	2012	2011
Inter-segment revenues
National Networks	$(303)	$(70)
International and Other	(4,027)	(4,253)

	$(4,330)	$(4,323)

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2012	2011
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$97,039	$70,679
Items excluded from operating income:
Interest expense	(29,797)	(18,350)
Interest income	105	457
Write-off of deferred financing costs	(312)	—
Miscellaneous, net	12	72

Income from continuing operations before income taxes	$67,047	$52,858

Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•	market demand for our services internationally and for our film distribution business, and our ability to profitably provide those services;

•	the security of our program rights and other electronic data;

•	the loss of any of our key personnel and artistic talent;

•	the highly competitive nature of the cable programming industry;

•	changes in both domestic and foreign laws or regulations under which we operate;

•	the outcome of litigation and other proceedings, including the matters described in the notes to our consolidated financial statements;

•	general economic conditions in the areas in which we operate;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	the level of our expenses;

•	the level of our capital expenditures;

•	future acquisitions and dispositions of assets;

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein, and

•	the factors described under Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction

Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included elsewhere herein and in our 2011 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.

Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2012, as well as an analysis of our cash flows for the three months ended March 31, 2012 and 2011. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at March 31, 2012 and December 31, 2011.

Critical Accounting Policies. This section provides a discussion of our critical accounting policy in respect to goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the three months ended March 31, 2012.

Business Overview

We manage our business through the following two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel distribution platforms, including DBS and platforms operated by multichannel video distributors;

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

	Three Months Ended March 31,
	2012	2011
Revenues, net
National Networks	$304,223	$251,845
International and Other	26,346	25,381
Inter-segment eliminations	(4,330)	(4,323)

Consolidated revenues, net	$326,239	$272,903

	Three Months Ended March 31,
	2012	2011
Operating income (loss)
National Networks	$109,218	$81,895
International and Other	(12,684)	(11,512)
Inter-segment eliminations	505	296

Consolidated operating income	$97,039	$70,679

	Three Months Ended March 31,
	2012	2011
AOCF
National Networks	$133,372	$106,356
International and Other	(8,207)	(7,104)
Inter-segment eliminations	505	296

Consolidated AOCF	$125,670	$99,548

We evaluate segment performance based on several factors, of which the primary financial measure is business segment AOCF. We define AOCF, which is not a generally accepted accounting principles (“GAAP”) financial measure, as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit.

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

The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Operating income	$97,039	$70,679
Share-based compensation expense	3,583	3,977
Restructuring credit	(3)	(34)
Depreciation and amortization	25,051	24,926

AOCF	$125,670	$99,548

National Networks

In our National Networks segment, which accounted for 93% of our consolidated revenues for the three months ended March 31, 2012, we earn revenues in two principal ways. First, we receive affiliation fees from distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Other sources of distribution revenue include the licensing of original programming for foreign and digital distribution to distributors, which is recognized upon availability for distribution by the licensee. Revenue from pay-per-view arrangements is recognized as such programming is exhibited, based on end-customer purchases as reported by the distributor.

Advertising is our second principal source of revenues. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of March 31 2012, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.

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

Programming expense, including the amortization and impairments of programming rights, such as those for feature films, acquired series and original programming, included in technical and operating expense, represents the largest category of expense within the National Networks segment. The other components of technical and operating expense primarily include participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.

Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming from other programming services increases and alternative distribution technologies continue to emerge and develop, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.

International and Other

Our International and Other segment includes the operations of AMC/Sundance Channel Global, IFC Films, AMC Networks Broadcasting & Technology and VOOM HD.

VOOM HD historically offered a suite of channels, produced exclusively in high definition (“HD”) and marketed for distribution to DBS and multichannel video distributors. VOOM was available in the U.S. only on the cable television systems of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) and on the satellite delivered programming of DISH Network. On December 18, 2008, we decided to discontinue funding the domestic offerings of VOOM. Subsequently, VOOM HD terminated the domestic offerings of VOOM. VOOM HD discontinued the VOOM international channel as of December 31, 2009 but continued distributing the Rush HD channel in Europe through April 2011. VOOM HD, which we are in the process of winding down, continues to sell certain limited amounts of programming internationally through program license agreements. See also Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein.

Although we view our international expansion as an important long-term strategy, international expansion is currently expected to represent only a small amount of our projected overall financial results over the next five years. However, international expansion could provide a benefit to our financial results if we are able to grow this portion of our business faster than expected. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e., dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory.

Spin-off from Cablevision

On June 30, 2011, Cablevision spun-off the Company (the “Distribution”) and we became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to us. Both Cablevision and the Company continue to be controlled by the Dolan family.

Corporate Expenses

Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from related parties as described in Note 11 in the accompanying consolidated financial statements. As a separate, stand-alone public company, we have expanded our financial, administrative and other staff to support these new requirements. In addition, we continue to add staff and are adding systems to replace some of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through March 31, 2012 have been, and are expected to continue to be, lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date, the Company paid a management fee calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

We allocate corporate overhead to each segment based upon their proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Cautionary Note Concerning Historical Financial Statements

As noted above, our consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. Our results of operations and cash flows could differ from those that might have resulted had we operated autonomously or as an entity independent of Cablevision.

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

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$326,239	100%	$272,903	100%	$53,336	20%
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	104,930	32	90,411	33	14,519	16
Selling, general and administrative	99,222	30	86,921	32	12,301	14
Restructuring credit	(3)	—	(34)	—	31	(91)
Depreciation and amortization	25,051	8	24,926	9	125	1

Total operating expenses	229,200	70	202,224	74	26,976	13

Operating income	97,039	30	70,679	26	26,360	37

Other income (expense):
Interest expense, net	(29,692)	(9)	(17,893)	(7)	(11,799)	66
Write-off of deferred financing costs	(312)	—	—	—	(312)	—
Miscellaneous, net	12	—	72	—	(60)	(83)

Total other income (expense)	(29,992)	(9)	(17,821)	(7)	(12,171)	68

Income from continuing operations before income taxes	67,047	21	52,858	19	14,189	27
Income tax expense	(23,970)	(7)	(23,136)	(8)	(834)	4

Income from continuing operations	43,077	13	29,722	11	13,355	45
Income from discontinued operations, net of income taxes	104	—	96	—	8	8

Net Income	$43,181	13%	$29,818	11%	$13,363	45%

The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended March 31,
	2012	2011	$ change	% change
Operating income	$97,039	$70,679	$26,360	37%
Share-based compensation expense	3,583	3,977	(394)	(10)
Restructuring credit	(3)	(34)	31	(91)
Depreciation and amortization	25,051	24,926	125	1

Consolidated AOCF	$125,670	$99,548	$26,122	26%

National Networks Segment Results

The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$304,223	100%	$251,845	100%	$52,378	21%
Technical and operating (excluding depreciation and amortization)	90,084	30	75,894	30	14,190	19
Selling, general and administrative	83,616	27	72,745	29	10,871	15
Depreciation and amortization	21,305	7	21,311	8	(6)	—

Operating income	$109,218	36%	$81,895	33%	$27,323	33%

The following is a reconciliation of our National Networks segment operating income to AOCF:

	Three Months Ended March 31,
	2012	2011	$ change	% change
Operating income	$109,218	$81,895	$27,323	33%
Share-based compensation expense	2,849	3,150	(301)	(10)
Depreciation and amortization	21,305	21,311	(6)	—

AOCF	$133,372	$106,356	$27,016	25%

International and Other Segment Results

The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$26,346	100%	$25,381	100%	$965	4%
Technical and operating (excluding depreciation and amortization)	19,595	74	18,965	75	630	3
Selling, general and administrative	15,692	60	14,347	57	1,345	9
Restructuring credit	(3)	—	(34)	—	31	(91)
Depreciation and amortization	3,746	14	3,615	14	131	4

Operating loss	$(12,684)	(48)%	$(11,512)	(45)%	$(1,172)	10%

The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	Three Months Ended March 31,
	2012	2011	$ change	% change
Operating loss	$(12,684)	$(11,512)	$(1,172)	10%
Share-based compensation expense	734	827	(93)	(11)
Restructuring credit	(3)	(34)	31	(91)
Depreciation and amortization	3,746	3,615	131	4

AOCF deficit	$(8,207)	$(7,104)	$(1,103)	16%

Revenues, net

Revenues, net increased $53,336 to $326,239 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The net increase by segment was as follows:

	Three Months Ended March 31,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$304,223	93%	$251,845	92%	$52,378	21%
International and other	26,346	8	25,381	9	965	4
Inter-segment eliminations	(4,330)	(1)	(4,323)	(2)	(7)	—

Consolidated revenues, net	$326,239	100%	$272,903	100%	$53,336	20%

National Networks

The increase in National Networks revenues, net is attributable to the following:

•

Advertising revenues increased $29,614 primarily at AMC resulting from higher ratings, higher pricing per unit sold due to an increased demand for our programming by advertisers and an increased number of original programming series, led by The Walking Dead, as compared to no original programming series on AMC during the three months ended March 31, 2011; and

•

Affiliation fee and other revenues increased $22,764 due to an increase in affiliation fee revenues of $11,366, primarily attributable to an increase in rates, including the impact of lower amortization of deferred carriage fees and an increase in other revenues of $11,398 due primarily to increased international, digital distribution and home video revenues derived from licensing our National Networks programming.

Changes in revenue discussed above are primarily derived from changes in the prices and unit sales of advertising on our networks, changes in contractual affiliation rates charged for our services and changes in the number of subscribers. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis. Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit and in certain advertising arrangements, we guarantee specified viewer ratings. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser, resulting in revenue being deferred until such time as the guarantee has been met. Most of our advertising revenues vary based on the timing of our original programming series premieres and the popularity of our programming as measured by Nielsen. Due to this variability, the increase in advertising revenues at AMC for the three months ended March 31, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012.

Affiliation fee revenues are generally based on a per subscriber fee under multi-year affiliation agreements, which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee. Changes in our licensing and digital distribution revenues are dependent upon the amount of programming content made available for distribution by the licensee and fluctuate quarterly depending on the dates such programming is made available for distribution to the licensee.

The following table presents certain subscriber information at March 31, 2012, December 31, 2011 and March 31, 2011:

	Estimated Domestic Subscribers (in thousands)
National Programming Networks:	March 31, 2012	December 31, 2011	March 31, 2011
AMC (1)	96,400	96,300	96,800
WE tv (1)	76,500	76,100	77,000
IFC (1)	66,100	65,300	62,200
Sundance Channel (2)	42,400	42,100	40,100

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The Company believes the WE tv, IFC and Sundance Channel programming services would benefit from increased distribution, especially on the digital tiers of cable television distributors as digital penetration increases, and increased advertising/sponsorship revenues as cable networks, including advertiser-supported niche programming networks (such as WE tv and IFC), attract a greater advertising market share. These increases could potentially be offset by lower net effective rates per viewing subscriber for our programming services due to the consolidation of distributors. Opportunities are more limited for increases in distribution in the U.S. for our substantially fully penetrated AMC programming service. Changes in the viewership ratings of our AMC, WE tv and IFC programming services may also significantly affect future advertising revenues. Since AMC and WE tv did not have any significant negative tiering changes or lose any significant affiliate relationships during the relevant periods, we believe that the decline in AMC and WE tv subscribers shown as of March 31, 2012 as compared to March 31, 2011 may reflect the impact of changes in the Nielsen sample and the decline in the Nielsen total universe estimate.

In April 2012, DISH Network, LLC (“DISH Network”) notified us of its intention to terminate carriage of Sundance Channel effective May 20, 2012 and, in May 2012, DISH Network further notified us of its intention to terminate carriage of our other national networks, AMC, WE tv and IFC, effective July 1, 2012. We believe that Dish Network’s notification of termination of carriage of our national networks is directly related to the ongoing litigation between DISH Network and VOOM HD (see Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein). We expect that any resolution of DISH Networks’ carriage of any or all of our national networks will be significantly impacted by what occurs in connection with the litigation with DISH Network and therefore it is unclear whether or when we and DISH Network will reach an agreement on new affiliation agreements. The financial impact on us will depend on several factors, including the length of time our networks are not carried on DISH Network’s platform, and may be material to our revenues, net, operating income and AOCF.

International and Other

The increase in International and Other revenues, net is attributable to the following:

•

Increase of $1,702 primarily related to increased theatrical and home video distribution revenue at IFC Films and increased foreign affiliation fee revenues from our international distribution of Sundance and WE tv channels due to expanded distribution in Asia and Europe, partially offset by decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements; and

•	Decrease of $737 primarily related to lower foreign affiliation fee revenues at VOOM HD due to ceasing distribution of the Rush HD channel in Europe in April 2011.

Technical and operating expense (excluding depreciation and amortization)

The components of technical and operating expense primarily include the amortization of program rights, such as those for feature films and non-film programming, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.

Technical and operating expenses (excluding depreciation and amortization) increased $14,519 to $104,930 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The net increase by segment was as follows:

	Three Months Ended March 31,
	2012	2011	$ change	% change
National Networks	$90,084	$75,894	$14,190	19%
International and Other	19,595	18,965	630	3
Inter-segment eliminations	(4,749)	(4,448)	(301)	7

Total	$104,930	$90,411	$14,519	16%

Percentage of revenues, net	32%	33%

National Networks

The increase in the National Networks segment consists of $15,286 for the increased amortization of program rights primarily at AMC and WE tv, partially offset by a decrease of $1,096 for programming related costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of programming rights to increase for the remainder of 2012.

International and Other

The increase in the International and Other segment (excluding VOOM HD) consists of $1,580 related to programming costs of AMC/Sundance Channel Global services. In addition, transmission and programming related expenses increased $1,068 primarily at AMC/Sundance Channel Global due to increased distribution in Asia and Europe, partially offset by a decrease in transmission expenses at AMC Networks Broadcasting & Technology due to a reduction in revenue. Programming costs at VOOM HD decreased $2,018 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.

Selling, general and administrative expense

The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.

Selling, general and administrative expenses increased $12,301 to $99,222 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The net increase by segment was as follows:

	Three Months Ended March 31,
	2012	2011	$ change	% change
National Networks	$83,616	$72,745	$10,871	15%
International and Other	15,692	14,347	1,345	9
Inter-segment eliminations	(86)	(171)	85	(50)

Total	$99,222	$86,921	$12,301	14%

Percentage of revenues, net	30%	32%

National Networks

The increase in the National Networks segment consists of an increase of $16,678 for sales and marketing expenses principally due to a higher number of original programming series during the three months ended March 31, 2012 as well as a net increase in other general and administrative costs of $1,531 primarily due to higher employee related expenses and costs incurred in connection with becoming a stand-alone public company net of a reduction of corporate allocations from Cablevision following the Distribution. These increases were partially offset by a reduction of $6,740 in management fees as well as a decrease of $598 in share-based compensation expense and expenses relating to long-term incentive plans.

Prior to the Distribution, pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on certain subsidiaries’ gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming.

International and Other

The increase in the International and Other segment consists of an increase of $2,791 for selling, marketing and advertising costs primarily at IFC Films due to increased spending on titles being distributed and a net increase of $646 for general and administrative costs incurred in connection with becoming a stand-alone public company, net of a reduction of corporate allocations from Cablevision following the Distribution. Such increases are partially offset by a decrease of $2,003 related to VOOM HD due primarily to lower legal fees and other related costs and expenses in connection with the DISH Network contract dispute and a decrease in share-based compensation expense and expenses relating to long-term incentive plans of $89.

Depreciation and amortization

Depreciation and amortization increased $125 to $25,051 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The change by segment was as follows:

	Three Months Ended March 31,
	2012	2011	$ change	% change
National Networks	$21,305	$21,311	$(6)	(0)%
International and Other	3,746	3,615	131	4

	$25,051	$24,926	$125	1%

AOCF

AOCF increased $26,122 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The net increase by segment was as follows:

	Three Months Ended March 31,
	2012	2011	$ change	% change
National Networks	$133,372	$106,356	$27,016	25%
International and Other	(8,207)	(7,104)	(1,103)	16
Inter-segment eliminations	505	296	209	71

AOCF	$125,670	$99,548	$26,122	26%

National Networks AOCF increased due to an increase in revenues, net of $52,378 and a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming premieres.

International and Other AOCF deficit increased due primarily to an increase in programming and transmission related costs and selling costs at AMC/Sundance Channel Global, partially offset by a decrease in legal fees and other costs in connection with the DISH Network contract dispute and an increase in revenues, net.

Interest expense, net

The increase in interest expense, net for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is attributable to the following:

Indebtedness incurred in connection with the Distribution	$27,272
Repayment of the RNS senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(17,901)
Interest rate swap contracts	2,114
Decrease in interest income	352
Other	(38)

$11,799

Write-off of deferred financing costs

In connection with the $50,000 voluntary prepayment of our Term A Facility (as defined below), deferred financing costs of $312 were written off in the three months ended March 31, 2012.

Income tax expense

For the three months ended March 31, 2012, income tax expense attributable to continuing operations was $23,970, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,354, tax expense of $764 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,015 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards. We expect our effective tax rate to be approximately 39% in future quarters.

For the three months ended March 31, 2011, income tax expense attributable to continuing operations was $23,136, representing an effective tax rate of 44%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $2,803, tax expense of $1,523 related to uncertain tax positions, including accrued interest and tax expense of $385 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards.

Income from discontinued operations

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2012 and 2011 consists of receipts related to the sale of the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method.

Liquidity and Capital Resources

The operations of the businesses that are included in our consolidated financial statements collectively have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and development expenditure requirements.

Sources of cash primarily include cash flow from the operations of our businesses and amounts available under our revolving credit facility. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Our principal uses of cash include our debt service, the acquisition and development of program rights and the net funding and investment requirements of our developing services. Our businesses do not require significant capital expenditures. As a percentage of revenues, net, capital expenditures were less than 1% for the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, we voluntarily prepaid $50,000 of the outstanding balance of the Term A Facility and also paid a quarterly installment of $1,488 under the Term B Facility (as defined below). The required term loan repayments over the next twelve months will be $5,950. We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of our debt. As a result, we will then be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

Our level of debt could have important consequences for our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.

On June 30, 2011 AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. As of March 31, 2012, amounts outstanding under the Term A Facility and Term B Facility were $975,426 and $578,671, respectively.

The Revolving Facility remains undrawn at March 31, 2012. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. During 2011 and the three months ended March 31, 2012, we voluntarily prepaid $100,000 and $50,000, respectively, of the outstanding balance under the Term A Facility, which was applied to the earliest required quarterly installments due. As a result, as of March 31, 2012, the next required quarterly installment will be due on June 30, 2014 in the amount of $19,500.

AMC Networks was in compliance with all of its covenants under its Credit Facility as of March 31, 2012.

We may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined, to exceed 4.75:1. As of March 31, 2012, the Company does not have any commitments for an incremental facility.

Cash Flow Discussion

The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the three months ended March 31:

	2012	2011
Continuing operations:
Cash flow provided by operating activities	$76,963	$48,436
Cash flow used in investing activities	(2,838)	(1,721)
Cash flow used in financing activities	(65,927)	(42,780)
Net increase in cash from continuing operations	8,198	3,935

Discontinued operations:
Net increase in cash flow from discontinued operations	$148	$178

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $76,963 for the three months ended March 31, 2012 as compared to $48,436 for the three months ended March 31, 2011. The March 31, 2012 cash provided by operating activities resulted from $162,753 of net income before depreciation and amortization and other non-cash items and a decrease in prepaid expenses and other assets of $29,046, partially offset by a decrease in cash from the payment of program rights obligations of $81,028, a decrease in accounts payable, accrued expenses and other liabilities of $31,065 and an increase of other net assets of $2,743.

The March 31, 2011 cash provided by operating activities resulted from $139,218 of net income before depreciation and amortization and other non-cash items and an increase in cash resulting from a decrease in accounts receivable, trade of $17,856, partially offset by a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights totaling $63,791, deferred carriage fee payments of $2,008, a decrease in accounts payable, accrued expenses and other liabilities of $29,334, a decrease in amounts due from/to related parties, net of $12,613 and an increase in other assets of $892.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $2,838 and $1,721, respectively, which consisted primarily of capital expenditures of $2,838 and $1,599 for the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities amounted to $65,927 for the three months ended March 31, 2012 as compared to $42,780 for the three months ended March 31, 2011. For the three months ended March 31, 2012, financing activities consisted of repayments of credit facility debt of $51,488, treasury stock acquired from the acquisition of restricted shares of $15,937, principal payments on capital leases of $290 and payments for financing costs of $40, partially offset by proceeds from stock option exercises of $1,828.

Net cash used in financing activities amounted to $42,780 for the three months ended March 31, 2011. For the three months ended March 31, 2011, financing activities consisted of capital contributions from Cablevision of $20,813, repayment of the RNS credit facility debt of $62,500 and principal payments on capital leases of $1,093.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $148 and $178 for the three months ended March 31, 2012 and 2011, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2012, our off-balance sheet arrangements not reflected on the consolidated balance sheet decreased approximately $21,800 to approximately $321,800 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.

Registration Rights Agreement

AMC Networks entered into a registration rights agreement, dated as of June 30, 2011, among AMC Networks, the Subsidiary Guarantors (as defined in the agreement) and the initial purchasers of the $700,000 of AMC Networks 7.75% Senior Notes due July 15, 2021 (the “Notes”), pursuant to which AMC Networks agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes which will have terms identical in all material respects to the Notes except that the registered notes will not contain terms that provide for restrictions on transfer (the “Registered Notes”), and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective by the SEC by July 1, 2012. On April 24, 2012, AMC Networks filed a registration statement with the SEC on Form S-4 relating to its proposed offer to exchange the Notes for Registered Notes. AMC Networks will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the registration rights agreement.

Critical Accounting Policies

The following discussion has been included to provide a discussion of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended March 31, 2012. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our 2011 Form 10-K.

Impairment of Goodwill and Identifiable Indefinite-Lived Intangible Assets

In accordance with the accounting guidance adopted on January 1, 2012, the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test is a two-step process. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value utilizing an enterprise-value based approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

For the purpose of evaluating goodwill impairment at the annual impairment test date, we have five reporting units, which recognized goodwill. These reporting units are AMC, WE tv, IFC and Sundance Channel, which are included in the National Networks reportable segment and AMC Networks Broadcasting & Technology, which is included in the International and Other reportable segment.

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

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Significant judgments inherent in a valuation include the selection of appropriate discount and royalty rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on our annual impairment test for goodwill and identifiable indefinite-lived intangible assets during the first quarter of 2012, no impairment charge was required for any of our reporting units. We performed a qualitative assessment for our AMC, WE tv, IFC and AMC Networks Broadcasting and Technology reporting units, which included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. We performed a quantitative assessment for our Sundance Channel reporting unit. Based on the quantitative assessment, if the fair value of the Sundance Channel reporting unit decreased by 11%, the Company would be required to perform step-two of the quantitative assessment.

Our indefinite-lived trademark intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for our identifiable indefinite-lived intangible assets, we applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would have no impact on the impairment analysis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts included in the following discussion under this Item 3 are presented in thousands.

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2012, the fair value of our fixed rate debt of $780,500 was more than its carrying value of $686,671 by $93,829. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2012 would increase the estimated fair value of our fixed rate debt by approximately $29,000 to approximately $810,000.

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

As of March 31, 2012, we have $2,240,768 of debt outstanding (excluding capital leases), of which $1,554,097 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2012 could increase our annual interest expense approximately $15,500.

As of March 31, 2012, we have interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair value of interest rate swap contracts at March 31, 2012 was a liability of $19,911 (included in other liabilities). Accumulated other comprehensive loss consists of $12,544 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 64% of the Company’s debt (excluding capital leases) as of March 31, 2012 is effectively fixed (31% being fixed rate obligations and 33% effectively fixed through utilization of these interest rate swap contracts). At March 31, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

This report does not include management’s assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7, Commitments and Contingencies, in the accompanying consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	—	$—	N/A	N/A
February 1, 2012 to February 29, 2012	—	$—	N/A	N/A
March 1, 2012 to March 31, 2012	351,724	$45.31	N/A	N/A

Total	351,724	$45.31	N/A

During the first quarter of 2012, certain restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision, MSG and our employees vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 351,724 shares, with an aggregate value of $15.9 million, were surrendered to the Company. The 351,724 acquired shares have been classified as treasury stock.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits.

(a)	Index to Exhibits.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date: May 10, 2012		/s/ Sean S. Sullivan
	By:	Sean S. Sullivan Executive Vice President and Chief Financial Officer