Form 10-Q
period 2012-06-30
AMC Networks Inc.
filed 2012-08-09
CIK 1514991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of August 1, 2012:

Class A Common Stock par value $0.01 per share	58,164,199
Class B Common Stock par value $0.01 per share	13,534,408

AMC NETWORKS INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$307,803	$215,836
Accounts receivable, trade (less allowance for doubtful accounts of $2,599 and $3,092)	293,930	286,810
Amounts due from related parties, net	4,795	5,540
Program rights, net	236,986	235,171
Prepaid expenses and other current assets	49,488	67,370
Deferred tax asset, net	12,652	59,272

Total current assets	905,654	869,999
Property and equipment, net of accumulated depreciation of $142,815 and $132,745	63,300	63,814
Program rights, net	768,554	765,609
Amounts due from related parties, net	3,369	3,214
Deferred carriage fees, net	42,937	47,304
Intangible assets, net	266,723	305,673
Goodwill	83,173	83,173
Other assets	39,729	45,148

Total assets	$2,173,439	$2,183,934

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$69,148	$61,605
Accrued liabilities:
Interest	28,681	31,254
Employee related costs	48,718	57,160
Other accrued expenses	14,335	11,385
Amounts due to related parties, net	722	5,336
Program rights obligations	161,425	146,339
Deferred revenue	32,687	23,853
Credit facility debt	5,950	5,950
Capital lease obligations	1,484	1,314

Total current liabilities	363,150	344,196
Program rights obligations	419,951	472,690
Senior notes	686,917	686,434
Credit facility debt	1,547,280	1,598,896
Capital lease obligations	14,902	14,363
Deferred tax liability, net	43,040	51,905
Other liabilities	57,320	52,445

Total liabilities	3,132,560	3,220,929

Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 58,798,794 and 58,628,764 shares issued and 58,170,976 and 58,434,704 shares outstanding, respectively	588	586
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 13,534,408 shares issued and outstanding	135	135
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	17,913	5,942
Accumulated deficit	(945,263)	(1,029,954)
Treasury stock, at cost (627,818 and 194,060 shares Class A Common Stock, respectively)	(17,665)	(1,677)
Accumulated other comprehensive loss	(14,829)	(12,027)

Total stockholders’ deficiency	(959,121)	(1,036,995)

Total liabilities and stockholders’ deficiency	$2,173,439	$2,183,934

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from related parties of $8,102, $8,028, $16,175 and $15,968, respectively)	$327,570	$291,965	$653,809	$564,868

Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $310, $1,396, $310 and $2,601, respectively)	114,349	95,883	219,279	186,294
Selling, general and administrative (including charges from related parties of $1,108, $26,459, $3,104 and $50,750, respectively)	90,878	88,564	190,100	175,485
Restructuring credit	—	(15)	(3)	(49)
Depreciation and amortization	24,067	25,259	49,118	50,185

	229,294	209,691	458,494	411,915

Operating income	98,276	82,274	195,315	152,953

Other income (expense):
Interest expense	(29,431)	(15,353)	(59,228)	(33,703)
Interest income	102	163	207	620
Write-off of deferred financing costs	—	(5,703)	(312)	(5,703)
Loss on extinguishment of debt	—	(14,518)	—	(14,518)
Miscellaneous, net	(644)	7	(632)	79

	(29,973)	(35,404)	(59,965)	(53,225)

Income from continuing operations before income taxes	68,303	46,870	135,350	99,728
Income tax expense	(26,898)	(19,812)	(50,868)	(42,948)

Income from continuing operations	41,405	27,058	84,482	56,780
Income from discontinued operations, net of income taxes	105	97	209	193

Net income	$41,510	$27,155	$84,691	$56,973

Basic net income per share:
Income from continuing operations	$0.59	$0.39	$1.20	$0.82
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.59	$0.39	$1.21	$0.82

Diluted net income per share:
Income from continuing operations	$0.57	$0.39	$1.17	$0.82
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.58	$0.39	$1.17	$0.82

Weighted average common shares:
Basic weighted average common shares	70,479	69,161	70,175	69,161
Diluted weighted average common shares	72,183	69,161	72,157	69,161

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$41,510	$27,155	$84,691	$56,973

Other comprehensive loss:
Unrealized loss on interest rate swaps	(3,628)	—	(4,448)	—

Other comprehensive loss, before income taxes	(3,628)	—	(4,448)	—
Income tax benefit	1,343	—	1,646	—

Other comprehensive loss, net of income taxes	(2,285)	—	(2,802)	—

Comprehensive income	$39,225	$27,155	$81,889	$56,973

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$84,482	$56,780
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	49,118	50,185
Share-based compensation expense related to equity classified awards	8,484	8,343
Amortization and write-off of program rights	145,044	112,872
Amortization of deferred carriage fees	4,369	11,981
Amortization and write-off of financing and other costs	4,563	7,449
Loss on extinguishment of debt	—	14,518
(Recovery of) provision for doubtful accounts	(96)	547
Deferred income taxes	39,401	36,008
Excess tax benefits from share-based compensation arrangements	(1,492)	—
Changes in assets and liabilities:
Accounts receivable, trade	(7,024)	172
Amounts due from/to related parties, net	(3,675)	580
Prepaid expenses and other assets	21,651	(16,081)
Program rights and obligations, net	(187,457)	(131,642)
Deferred carriage fees and deferred carriage fees payable, net	(434)	(2,622)
Accounts payable, accrued expenses and other liabilities	8,670	(29,968)

Net cash provided by operating activities	165,604	119,122

Cash flows from investing activities:
Capital expenditures	(6,619)	(4,340)
Acquisition of investment securities	(750)	—
Payment for acquisition of a business	(185)	(135)
Proceeds from sale of equipment, net of costs of disposal	100	13

Net cash used in investing activities	(7,454)	(4,462)

Cash flows from financing activities:
Capital contributions from Cablevision	—	20,813
Capital distributions to Cablevision	—	(20,813)
Repayment of credit facility debt	(52,975)	(775,000)
Redemption of senior notes	—	(300,000)
Redemption of senior subordinated notes, including tender premium and fees	—	(338,365)
Payments for financing costs	(211)	(23,900)
Proceeds from credit facility debt	—	1,442,364
Purchase of treasury stock	(15,988)	—
Proceeds from stock option exercises	1,997	—
Excess tax benefits from share-based compensation arrangements	1,492	—
Principal payments on capital lease obligations	(690)	(2,242)

Net cash (used in) provided by financing activities	(66,375)	2,857

Net increase in cash and cash equivalents from continuing operations	91,775	117,517

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	192	(16)
Net cash provided by investing activities	—	376
Net cash provided by (used in) financing activities	—	—

Net increase in cash and cash equivalents from discontinued operations	192	360

Cash and cash equivalents at beginning of period	215,836	79,960

Cash and cash equivalents at end of period	$307,803	$197,837

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

(unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•

International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which the Company is winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun-off the Company (the “Distribution”) and AMC Networks became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to AMC Networks, which was an indirect wholly-owned subsidiary of Cablevision immediately prior to the Distribution. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock to its shareholders. Both Cablevision and the Company continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the determination of ultimate revenues as it relates to accounting for amortization of owned original programming costs, valuation and recoverability of long-lived assets, income taxes and contingencies and litigation matters.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 effective January 1, 2012 and applied it to the Company’s annual impairment test as of the end of February 2012 (see Note 3).

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The previous option under GAAP that permitted the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements, and the presentation of reclassification adjustments is not required in interim periods. The Company adopted ASU 2011-05 and ASU 2011-12 effective January 1, 2012 and presents comprehensive income using the two-statement approach.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. This guidance will be effective for the Company’s 2013 annual impairment test and earlier adoption is permitted. The Company will evaluate performing a qualitative assessment in 2013.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	70,479,000	69,161,000	70,175,000	69,161,000
Effect of dilution:
Stock options	819,000	—	859,000	—
Restricted shares/units	885,000	—	1,123,000	—

Diluted weighted average shares outstanding	72,183,000	69,161,000	72,157,000	69,161,000

The number of shares used to compute basic and diluted EPS for the three and six months ended June 30, 2011 of approximately 69,161,000, represents the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision stock options and restricted share awards granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted EPS in periods subsequent to the Distribution.

For the three and six months ended June 30, 2012, approximately 231,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards has not yet been satisfied. As of June 30, 2012, approximately 334,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

Note 3. Goodwill and Other Intangible Assets

The carrying amount of goodwill, by reporting unit and reportable segment, as of both June 30, 2012 and December 31, 2011 is as follows:

Reporting Unit and Segment
AMC	$34,251
WE tv	5,214
IFC	13,582
Sundance Channel	28,930

Total National Networks	81,977

AMC Networks Broadcasting & Technology	1,196

Total International and Other	1,196

$83,173

The following tables summarize information relating to the Company’s identifiable intangible assets:

	June 30, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(672,457)	$238,900
Advertiser relationships	74,248	(66,514)	7,734
Other amortizable intangible assets	644	(455)	189

Total amortizable intangible assets	986,249	(739,426)	246,823

Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900

Total intangible assets	$1,006,149	$(739,426)	$266,723

	December 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(637,394)	$273,963
Advertiser relationships	103,723	(92,166)	11,557
Other amortizable intangible assets	644	(391)	253

Total amortizable intangible assets	1,015,724	(729,951)	285,773

Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900

Total intangible assets	$1,035,624	$(729,951)	$305,673

During the six months ended June 30, 2012, the Company retired $29,475 of fully amortized advertiser relationships.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2012 and 2011 was $38,950 and $39,554, respectively. The Company expects its future aggregate amortization expense for existing intangible assets subject to amortization to be as follows:

Years Ending December 31,
2012	$64,489
2013	31,631
2014	9,759
2015	9,746
2016	9,746

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

In assessing the recoverability of goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

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

Based on the Company’s annual impairment test for goodwill and identifiable indefinite-lived intangible assets as of the end of February 2012, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for the AMC, WE tv, IFC and AMC Networks Broadcasting and Technology reporting units, which included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

projected cash flows. The Company performed a quantitative assessment for the Sundance Channel reporting unit. Based on the quantitative assessment, if the fair value of the Sundance Channel reporting unit decreased by 11%, the Company would be required to perform step-two of the quantitative assessment.

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

Note 4. Income Taxes

For the three and six months ended June 30, 2012, income tax expense attributable to continuing operations was $26,898 and $50,868, respectively, representing an effective tax rate of 39% and 38%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,710 and $3,064, and tax expense of $866 and $1,630 related to uncertain tax positions, including accrued interest, for the three and six months ended June 30, 2012, respectively, partially offset by a tax benefit of $1,800 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards, for the six months ended June 30, 2012.

For the three and six months ended June 30, 2011, income tax expense attributable to continuing operations was $19,812 and $42,948, respectively, representing an effective tax rate of 42% and 43%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $2,487 and $5,290, tax expense of $546 and $2,069 related to uncertain tax positions, including accrued interest, and tax expense of $107 and $492 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards, for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $6,000 expiring in 2031 and 2032, alternative minimum tax credit carry forwards of $5,000 with no expiration and foreign tax credit carry forwards of approximately $15,900, expiring on various dates from 2014 through 2022. The NOLs and the alternative minimum tax credit carry forwards relate to excess tax benefits that have not yet been realized (as determined on a ‘with-and-without’ approach), including ‘windfall’ deductions on share-based compensation awards and amortization of certain tax deductible goodwill. Upon realization as a reduction in tax liability, excess tax benefits are recorded as an increase to paid-in capital with regard to share-based compensation awards and as a decrease in goodwill with regard to certain tax deductible goodwill. For the six months ended June 30, 2012, an increase to paid-in capital of $1,492 was recorded for excess tax benefits realized from share-based compensation awards. For the six months ended June 30, 2012, the utilization of NOLs reduced current deferred income tax assets by $50,000.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

Note 5. Debt

Long-term debt consists of:

	June 30, 2012	December 31, 2011
Credit facility debt: (a)
Term A Facility	$975,665	$1,025,065
Term B Facility	577,565	579,781
Senior notes	686,917	686,434

	2,240,147	2,291,280
Less: current portion	5,950	5,950

Total	$2,234,197	$2,285,330

(a)	The Company’s $500,000 revolving credit facility remains undrawn at June 30, 2012. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

In March 2012, the Company voluntarily prepaid $50,000 under the Term A Facility. In July 2012, the Company voluntarily prepaid an additional $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due, and were in addition to the regularly scheduled quarterly principal payments made under the Term B Facility. As a result of these voluntary prepayments, the next required quarterly installment under the Term A Facility will be due on September 30, 2014 in the amount of $11,875. The Company wrote-off $312 of deferred financing costs associated with the voluntary prepayment that was made during the six months ended June 30, 2012.

Pursuant to a registration rights agreement, dated as of June 30, 2011, among AMC Networks, the Subsidiary Guarantors (as defined in the agreement) and the initial purchasers of the $700,000 of AMC Networks 7.75% Senior Notes due July 15, 2021 (the “Notes”), AMC Networks filed a registration statement with the SEC on April 24, 2012 with respect to an offer to exchange the Notes for registered notes (the “Exchange Offer”) with terms identical in all material respects to the Notes except that the registered notes do not contain terms that provide for restrictions on transfer (the “Registered Notes”), which was declared effective by the SEC on June 7, 2012. On July 10, 2012, the Exchange Offer was completed and all of AMC Networks’ original Notes were exchanged for Registered Notes.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

As of June 30, 2012, the Company had interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes interest rate swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At June 30, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$23,539	$19,091

Total derivatives		$23,539	$19,091

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts	$5,794	$8,728	Interest expense	$2,166	$4,280

(a)	There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2012.

Note 7. Commitments and Contingencies

Commitments

As of June 30, 2012, the Company’s off-balance sheet arrangements not reflected on the Company’s consolidated balance sheet decreased approximately $42,300 to approximately $301,300 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.

Legal Matters

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network LLC (“DISH Network”)) agreed to distribute VOOM on the satellite delivered programming of DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. On April 26, 2012, the Appellate Division denied DISH Network’s motion, thereby precluding any further appeal of the trial court rulings. The stay of the pending trial court proceedings was lifted on May 1, 2012 and a trial date has been set for September 2012.

In connection with the Distribution, CSC Holdings, LLC (“CSC Holdings”), a wholly-owned subsidiary of Cablevision and AMC Networks and Rainbow Programming Holdings, LLC, an indirect wholly-owned subsidiary of AMC Networks (collectively, the “AMC Parties”) entered into an agreement which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of the Company from VOOM HD. The AMC Parties are responsible for the legal fees and costs until such costs reach an agreed upon threshold, at which point CSC Holdings and the AMC Parties will bear such fees and expenses equally, which the Company expects will occur in the third quarter of 2012.

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

Note 8. Equity and Long-Term Incentive Plans

In connection with the Distribution, the Company adopted the AMC Networks Inc. 2011 Employee Stock Plan (the “2011 Employee Stock Plan”), the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the “2011 Non-Employee Director Plan”) and the AMC Networks Inc. 2011 Cash Incentive Plan (the “2011 Cash Incentive Plan”). All Plans were amended and restated and approved by the Company’s shareholders on June 5, 2012.

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

On March 15, 2012, AMC Networks granted 441,111 restricted share units to certain executive officers and employees under the 2011 Employee Stock Plan that vest on the third anniversary of the grant date. The vesting criteria for 97,915 of those restricted share units include the achievement of certain performance targets by the Company. Also in March 2012, AMC Networks granted three-year performance based awards to certain executive officers and employees under the 2011 Cash Incentive Plan.

On June 5, 2012, AMC Networks granted 30,393 restricted share units under the 2011 Non-Employee Director Plan to non-employee directors that vested on the date of grant.

Share-based compensation expense included in continuing operations, a component of selling, general and administrative expense, for the three and six months ended June 30, 2012 was $4,901 and $8,484, respectively, related to equity classified awards. For the three and six months ended June 30, 2011, share-based compensation expense allocated by Cablevision was $4,412 and $8,343, respectively, related to equity classified awards. For the six months ended June 30, 2012, there was no share-based compensation expense included in continuing operations for liability classified awards (stock appreciation rights). For the three and six months ended June 30, 2011, there was $101 and $147, respectively, of share-based compensation expense included in continuing operations for liability classified awards. For periods prior to the Distribution, the Company’s share-based compensation expense includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision).

As of June 30, 2012, there was $33,764 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks and Cablevision restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.

During the six months ended June 30, 2012, 1,032,018 shares of AMC Networks Class A common stock previously issued to employees of Cablevision, MSG and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 352,910 of these shares, with an aggregate value of $15,988, were surrendered to the Company. These acquired shares, as well as 80,848 forfeited unvested restricted shares, have been classified as treasury stock.

Long-term incentive plan compensation expense included in continuing operations for the three and six months ended June 30, 2012 was $2,045 and $5,070, respectively. For the three and six months ended June 30, 2011, long-term incentive plan compensation expense allocated by Cablevision was $3,967 and $7,285, respectively. Such amount is accrued for performance-based awards for which the performance criteria had not yet been met as the awards are based on achievement of certain performance criteria through December 31, 2014. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for the awards are not probable of being achieved, the Company would reverse the accrual in respect of the award at that time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At June 30, 2012:
Assets:
Cash equivalents (a)	$294,068	$—	$—	$294,068
Liabilities:
Interest rate swap contracts	$—	$23,539	$—	$23,539
At December 31, 2011:
Assets:
Cash equivalents (a)	$202,276	$—	$—	$202,276
Liabilities:
Interest rate swap contracts	$—	$19,091	$—	$19,091

(a)	Represents the Company’s investment in money market funds.

The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company’s interest rate swap contracts are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	June 30, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,553,230	$1,522,982
Senior notes	686,917	771,750

	$2,240,147	$2,294,732

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,604,846	$1,550,960
Senior notes	686,434	761,250

	$2,291,280	$2,312,210

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

Customers

Two customers accounted for the following percentages of the Company’s revenues, net:

	Six Months Ended June 30,
	2012	2011
Customer 1	*	11%
Customer 2	12%	13%

*	Less than 10%.

The Company’s programming networks have affiliation agreements that expire at various dates through 2018. Failure to renew affiliation agreements with the Company’s largest customers, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on the Company’s business. A reduced distribution of the Company’s programming networks would adversely affect the Company’s affiliation fee revenue, and impact the Company’s ability to sell advertising or the rates the Company charges for such advertising.

At June 30, 2012, no single customer accounted for 10% or more of the Company’s net trade receivable balances.

Note 11. Related Party Transactions

Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of both Cablevision and MSG.

In connection with the Distribution, the Company entered into various agreements with Cablevision, such as a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.

The Company provides services to and receives services from Cablevision and MSG. Until the Distribution date, the consolidated financial statements of the Company reflect the application of certain cost allocation policies of Cablevision. Management believes that these allocations were made on a reasonable basis. However, it is not practicable to determine whether the charged amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly owned company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Further, as many of these transactions are conducted between subsidiaries under common control of the Dolan Family, amounts

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

charged for these services may not represent amounts that might have been received or incurred if the transactions were based upon arm’s-length negotiations. Through the Distribution date, the Company paid Cablevision a management fee pursuant to a consulting agreement between Cablevision and certain of the Company’s subsidiaries. The consulting agreement was terminated on the Distribution date and the Company did not replace it.

The Company records affiliation fee revenues earned, net of amortization of deferred carriage fees, under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $8,102 and $8,028 for the three months ended June 30, 2012 and 2011, respectively. Revenues, net from related parties amounted to $16,175 and $15,968 for the six months ended June 30, 2012 and 2011, respectively.

In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $310 for the three and six months ended June 30, 2012 and $1,396 and $2,601 for the three and six months ended June 30, 2011, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions, including management fees allocated by Cablevision for periods through the Distribution date, with its related parties amounted to $1,108 and $26,459 for the three months ended June 30, 2012 and 2011, respectively, and $3,104 and $50,750 for the six months ended June 30, 2012 and 2011, respectively.

Note 12. Cash Flows

The Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2012	2011
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital contributions related to the utilization of Cablevision tax losses	$—	$39,982
Deemed capital contribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution	—	44,259
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	—	(17,113)
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	—	(6,602)
Deemed capital distribution associated with the issuance of debt to Cablevision (see Issuance of Debt to Cablevision discussion below)	—	(1,250,000)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	8,343
Leasehold improvements paid by landlord	2,071	—
Increase in capital lease obligations and related assets	1,399	39
Supplemental Data:
Cash interest paid — continuing operations	57,564	51,630
Income taxes paid, net — continuing operations (see Income Taxes Paid discussion below)	13,535	5,574

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

Promissory Note

In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. Interest income recognized by RMH related to this note amounted to $120 for the three and six months ended June 30, 2011. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution, which amounted to $17,113, including principal and accrued and unpaid interest, is reflected as a non-cash capital distribution for the six months ended June 30, 2011.

Employee Matters Agreement

In connection with the Distribution, AMC Networks entered into an Employee Matters Agreement with Cablevision which allocated assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. As a result of such agreement, as of June 30, 2011, AMC Networks recorded a net receivable from Cablevision of $876, an increase in accrued employee related costs of $7,478 and a capital distribution of $6,602 which decreased additional paid-in capital for the transfer to the Company from Cablevision of the obligations related to the Company’s employees’ participant accounts in the Cablevision Excess Savings Plan $(3,616) and the Cablevision Excess Cash Balance Pension Plan $(3,862) and for the Company’s obligation to Cablevision for the $6,193 unfunded liability associated with Company employee participants in Cablevision’s Cash Balance Pension Plan. In addition, the Company reduced its long-term incentive plan and stock appreciation rights liabilities and increased amounts due to related parties by $6,742 for its obligation to pay Cablevision for its allocated share of the related expense for Cablevision corporate employees through June 30, 2011. As of December 31, 2011, these related party balances were settled.

Issuance of Debt to Cablevision

In connection with the Distribution, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of AMC Networks debt was issued to CSC Holdings, which was reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011.

Income Taxes Paid, Net

Income taxes paid, net increased by $7,961 primarily due to federal estimated tax payments during the six months ended June 30, 2012, which were based on annualized taxable income after utilization of NOLs.

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

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$129,528	$10	$—	$129,538
Affiliation fee and other	175,656	26,259	(3,883)	198,032

Consolidated revenues, net	$305,184	$26,269	$(3,883)	$327,570

Adjusted operating cash flow (deficit)	$135,623	$(9,414)	$1,035	$127,244
Depreciation and amortization	(20,527)	(3,540)	—	(24,067)
Share-based compensation expense	(3,799)	(1,102)	—	(4,901)

Operating income (loss)	$111,297	$(14,056)	$1,035	$98,276

	Three Months Ended June 30, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$114,213	$5	$—	$114,218
Affiliation fee and other	152,515	30,221	(4,989)	177,747

Consolidated revenues, net	$266,728	$30,226	$(4,989)	$291,965

Adjusted operating cash flow (deficit)	$116,892	$(4,758)	$(103)	$112,031
Depreciation and amortization	(21,741)	(3,518)	—	(25,259)
Share-based compensation expense	(3,635)	(878)	—	(4,513)
Restructuring credit	—	15	—	15

Operating income (loss)	$91,516	$(9,139)	$(103)	$82,274

AMC NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$258,765	$10	$—	$258,775
Affiliation fee and other	350,642	52,605	(8,213)	395,034

Consolidated revenues, net	$609,407	$52,615	$(8,213)	$653,809

Adjusted operating cash flow (deficit)	$268,995	$(17,621)	$1,540	$252,914
Depreciation and amortization	(41,832)	(7,286)	—	(49,118)
Share-based compensation expense	(6,648)	(1,836)	—	(8,484)
Restructuring credit	—	3	—	3

Operating income (loss)	$220,515	$(26,740)	$1,540	$195,315

Capital Expenditures	$860	$5,759	$—	$6,619

	Six Months Ended June 30, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$213,836	$10	$—	$213,846
Affiliation fee and other	304,737	55,597	(9,312)	351,022

Consolidated revenues, net	$518,573	$55,607	$(9,312)	$564,868

Adjusted operating cash flow (deficit)	$223,248	$(11,862)	$193	$211,579
Depreciation and amortization	(43,052)	(7,133)	—	(50,185)
Share-based compensation expense	(6,785)	(1,705)	—	(8,490)
Restructuring credit	—	49	—	49

Operating income (loss)	$173,411	$(20,651)	$193	$152,953

Capital Expenditures	$1,850	$2,490	$—	$4,340

Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology and the licensing of its program rights by the national programming networks.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Inter-segment revenues
National Networks	$(201)	$(185)	$(504)	$(255)
International and Other	(3,682)	(4,804)	(7,709)	(9,057)

	$(3,883)	$(4,989)	$(8,213)	$(9,312)

Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

the demand for our programming among cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”) and our ability to maintain and renew affiliation agreements with multichannel video programming distributors (see also “DISH Network Carriage Termination” discussion below);

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

Introduction

Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included elsewhere herein and our 2011 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.

Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2012, as well as an analysis of our cash flows for the six months ended June 30, 2012 and 2011. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our off-balance sheet arrangements that existed at June 30, 2012 and December 31, 2011.

Critical Accounting Policies. This section provides an update to, and should be read in conjunction with, the critical accounting policies and estimates summarized in our 2011 Form 10-K under “Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, our goodwill and identifiable indefinite-lived intangible assets policy is updated in order to provide the results of our annual impairment testing performed as of the end of February 2012. In addition, our program rights policy is updated to provide additional clarification regarding the role this policy has in understanding our results of operations.

Business Overview

We manage our business through the following two reportable segments:

•

National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via multichannel video programming distributors;

•

International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business, which supplies services primarily to our national programming networks. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD, which we are winding down, and which continues to sell certain limited amounts of programming internationally through program license agreements.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net
National Networks	$305,184	$266,728	$609,407	$518,573
International and Other	26,269	30,226	52,615	55,607
Inter-segment eliminations	(3,883)	(4,989)	(8,213)	(9,312)

Consolidated revenues, net	$327,570	$291,965	$653,809	$564,868

Operating income (loss)
National Networks	$111,297	$91,516	$220,515	$173,411
International and Other	(14,056)	(9,139)	(26,740)	(20,651)
Inter-segment eliminations	1,035	(103)	1,540	193

Consolidated operating income	$98,276	$82,274	$195,315	$152,953

AOCF
National Networks	$135,623	$116,892	$268,995	$223,248
International and Other	(9,414)	(4,758)	(17,621)	(11,862)
Inter-segment eliminations	1,035	(103)	1,540	193

Consolidated AOCF	$127,244	$112,031	$252,914	$211,579

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

The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income	$98,276	$82,274	$195,315	$152,953
Share-based compensation expense	4,901	4,513	8,484	8,490
Restructuring credit	—	(15)	(3)	(49)
Depreciation and amortization	24,067	25,259	49,118	50,185

AOCF	$127,244	$112,031	$252,914	$211,579

National Networks

In our National Networks segment, which accounted for 93% of our consolidated revenues for the six months ended June 30, 2012, we earn revenues in two principal ways. First, we receive distribution revenue from affiliation fees paid by distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Other sources of distribution revenue include the licensing of original programming for foreign and digital distribution to distributors, which is recognized upon availability for distribution by the licensee.

Advertising is our second principal source of revenues. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of June 30 2012, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.

Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers and changes in the prices and level of advertising on our networks. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than WE tv, IFC and Sundance Channel. WE tv, IFC and Sundance Channel, although carried by substantially all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. IFC and Sundance Channel are currently carried primarily on digital tiers, while WE tv is carried on either analog expanded basic or digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase if distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.

Programming expense, including the amortization and impairments of programming rights, such as those for original programming, feature films and licensed series, included in technical and operating expense, represents the largest expense of the National Networks segment. The other components of technical and operating expense primarily include participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.

Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming from programming services increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.

To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, that have been critically acclaimed, award winning and commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. In 2012, AMC expects to air five scripted original series. This may result in higher audience ratings for AMC. Among other things, higher audience ratings drive increased revenues particularly through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities.

Scripted original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.

See “ — Critical Accounting Policies and Estimates” for a discussion of the amortization and write-off of program rights.

DISH Network Carriage Termination

Effective May 20, 2012 with regard to Sundance Channel and July 1, 2012 with regard to AMC, WE tv and IFC, DISH Network, LLC (“DISH Network”) terminated carriage of our national networks. We believe that DISH Network’s termination of carriage is directly related to the ongoing litigation between DISH Network and VOOM HD (see Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein). The financial impact on us will depend on several factors, including the length of time our networks are not carried on DISH Network’s platform and if, when and on what terms DISH Network and the Company enter into new carriage agreements. The termination of DISH Network’s carriage will have a material impact on our revenues, net, AOCF and operating income in future periods. Although DISH Network’s termination has reduced the Company’s total subscribers under affiliation agreements by approximately 13%, the impact on our AOCF and operating income, if it continues, will be materially higher.

International and Other

Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, IFC Films, AMC Networks Broadcasting & Technology and VOOM HD.

VOOM HD historically offered a suite of channels, produced exclusively in high definition (“HD”) and marketed for distribution to DBS and other multichannel video programming distributors. VOOM was available in the U.S. only on the cable television systems of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) and on the satellite delivered programming of DISH Network. In December 2008, we decided to discontinue funding the domestic offerings of VOOM, which were subsequently terminated. VOOM HD discontinued the VOOM international channel as of December 31, 2009 but continued distributing the Rush HD channel in Europe through April 2011. VOOM HD, which we are winding down, continues to sell certain limited amounts of programming internationally through program license agreements. See also Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein.

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

Corporate Expenses

Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from related parties as described in Note 11 in the unaudited consolidated financial statements included elsewhere herein. As a separate, stand-alone public company, we have expanded our financial, administrative and other staff to support the related new requirements. In addition, we continue to add staff and are adding systems to replace some of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through June 30, 2012 have been, and are expected to continue to be, lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date, the Company paid a management fee calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.

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

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$327,570	100%	$291,965	100%	$35,605	12%

Operating expenses:
Technical and operating (excluding depreciation and amortization)	114,349	35	95,883	33	18,466	19
Selling, general and administrative	90,878	28	88,564	30	2,314	3
Restructuring credit	—	—	(15)	—	15	(100)
Depreciation and amortization	24,067	7	25,259	9	(1,192)	(5)

Total operating expenses	229,294	70	209,691	72	19,603	9

Operating income	98,276	30	82,274	28	16,002	19

Other income (expense):
Interest expense, net	(29,329)	(9)	(15,190)	(5)	(14,139)	93
Write-off of deferred financing costs	—	—	(5,703)	(2)	5,703	(100)
Loss on extinguishment of debt	—	—	(14,518)	(5)	14,518	(100)
Miscellaneous, net	(644)	—	7	—	(651)	(9300)

Total other income (expense)	(29,973)	(9)	(35,404)	(12)	5,431	(15)

Income from continuing operations before income taxes	68,303	21	46,870	16	21,433	46
Income tax expense	(26,898)	(8)	(19,812)	(7)	(7,086)	36

Income from continuing operations	41,405	13	27,058	9	14,347	53
Income from discontinued operations, net of income taxes	105	—	97	—	8	8

Net Income	$41,510	13%	$27,155	9%	$14,355	53%

The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended June 30,
	2012	2011	$ change	% change
Operating income	$98,276	$82,274	$16,002	19%
Share-based compensation expense	4,901	4,513	388	9
Restructuring credit	—	(15)	15	(100)
Depreciation and amortization	24,067	25,259	(1,192)	(5)

Consolidated AOCF	$127,244	$112,031	$15,213	14%

National Networks Segment Results

The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$305,184	100%	$266,728	100%	$38,456	14%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	99,306	33	79,726	30	19,580	25
Selling, general and administrative	74,054	24	73,745	28	309	—
Depreciation and amortization	20,527	7	21,741	8	(1,214)	(6)

Operating income	$111,297	36%	$91,516	34%	$19,781	22%

The following is a reconciliation of our National Networks segment operating income to AOCF:

	Three Months Ended June 30,
	2012	2011	$ change	% change
Operating income	$111,297	$91,516	$19,781	22%
Share-based compensation expense	3,799	3,635	164	5
Depreciation and amortization	20,527	21,741	(1,214)	(6)

AOCF	$135,623	$116,892	$18,731	16%

International and Other Segment Results

The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$26,269	100%	$30,226	100%	$(3,957)	(13)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	19,842	76	20,773	69	(931)	(4)
Selling, general and administrative	16,943	64	15,089	50	1,854	12
Restructuring credit	—	—	(15)	—	15	(100)
Depreciation and amortization	3,540	13	3,518	12	22	1

Operating loss	$(14,056)	(54)%	$(9,139)	(30)%	$(4,917)	54%

The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	Three Months Ended June 30,
	2012	2011	$ change	% change
Operating loss	$(14,056)	$(9,139)	$(4,917)	54%
Share-based compensation expense	1,102	878	224	26
Restructuring credit	—	(15)	15	(100)
Depreciation and amortization	3,540	3,518	22	1

AOCF deficit	$(9,414)	$(4,758)	$(4,656)	98%

Revenues, net

Revenues, net increased $35,605 to $327,570 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The net increase by segment was as follows:

	Three Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$305,184	93%	$266,728	91%	$38,456	14%
International and Other	26,269	8	30,226	10	(3,957)	(13)
Inter-segment eliminations	(3,883)	(1)	(4,989)	(2)	1,106	(22)

Consolidated revenues, net	$327,570	100%	$291,965	100%	$35,605	12%

National Networks

The increase in National Networks revenues, net is attributable to the following:

	Three Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$129,528	42%	$114,213	43%	$15,315	13%
Affiliation fee and other	175,656	58	152,515	57	23,141	15

	$305,184	100%	$266,728	100%	$38,456	14%

•

Advertising revenues increased $15,315 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers and an increased number of original programming series, as compared to the number of original programming series that aired on AMC during the three months ended June 30, 2011. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to this variability, the increase in advertising revenues at AMC for the three months ended June 30, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012; and

•

Affiliation fee and other revenues increased $23,141 due to an increase in affiliation fee revenues of $12,732 primarily attributable to an increase in rates, including the impact of lower amortization of deferred carriage fees, and subscribers and an increase in other revenues of $10,409 due primarily to increased digital distribution, home video and international revenues derived from licensing our National Networks programming, primarily at AMC.

The following table presents certain subscriber information at June 30, 2012, March 31, 2012 and June 30, 2011:

	Estimated Domestic Subscribers
National Programming Networks:	June 30, 2012	March 31, 2012	June 30, 2011
AMC (1)	96,900	96,400	97,000
WE tv (1)	78,500	76,600	77,300
IFC (1)	66,900	66,300	62,200
Sundance Channel (2)	40,400	42,400	40,300

(1)	Estimated U.S. subscribers as measured by Nielsen.
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The Company believes the WE tv, IFC and Sundance Channel programming services would benefit from increased distribution, especially on the digital tiers of cable television distributors as digital penetration increases, and increased advertising/sponsorship revenues as cable networks, including advertiser-supported niche programming networks (such as WE tv and IFC), attract a greater advertising market share. These increases could potentially be offset by lower net effective rates per viewing subscriber for our programming services due to the consolidation of distributors. Opportunities are more limited for increases in distribution in the U.S. for our substantially fully penetrated AMC programming service. The decline in Sundance Channel subscribers shown as of June 30, 2012 as compared to March 31, 2012 principally reflects the impact of carriage being terminated by DISH Network on May 20, 2012. This termination did not have a material impact to revenues, net for the three months ended June 30, 2012 compared to the same period in 2011.

International and Other

The decrease in International and Other revenues, net is attributable to the following:

	Three Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$10	—%	$5	—%	$5	100%
Affiliation fee and other	26,259	100	30,221	100	(3,962)	(13)

	$26,269	100%	$30,226	100%	$(3,957)	(13)%

•

Affiliation fee and other revenues (excluding VOOM HD) decreased $3,084 primarily related to a decrease in theatrical revenue at IFC Films and decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements, partially offset by increased foreign affiliation fee revenues from our international distribution of Sundance and WE tv channels due to expanded distribution in Asia and Europe; and

•	Affiliation fees and other revenues at VOOM HD decreased $878 primarily related to lower foreign licensing revenues.

Technical and operating expense (excluding depreciation and amortization)

The components of technical and operating expense primarily include the amortization of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.

Technical and operating expense (excluding depreciation and amortization) increased $18,466 to $114,349 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The net increase by segment was as follows:

	Three Months Ended June 30,
	2012	2011	$ change	% change
National Networks	$99,306	$79,726	$19,580	25%
International and Other	19,842	20,773	(931)	(4)
Inter-segment eliminations	(4,799)	(4,616)	(183)	4

Total	$114,349	$95,883	$18,466	19%

Percentage of revenues, net	35%	33%

National Networks

The increase in the National Networks segment is primarily attributable to the increased amortization of program rights at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase for the remainder of 2012 over the prior year comparable period.

International and Other

The decrease in the International and Other segment (excluding VOOM HD) consists of a net decrease of $1,168 related to program acquisition costs at IFC Films, partially offset by an increase of $325 in transmission and programming related costs at AMC/Sundance Channel Global due to increased distribution in Asia and Europe. Programming costs at VOOM HD decreased $88.

Selling, general and administrative expense

The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.

Selling, general and administrative expenses increased $2,314 to $90,878 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The net increase by segment was as follows:

	Three Months Ended June 30,
	2012	2011	$ change	% change
National Networks	$74,054	$73,745	$309	—%
International and Other	16,943	15,089	1,854	12
Inter-segment eliminations	(119)	(270)	151	(56)

Total	$90,878	$88,564	$2,314	3%

Percentage of revenues, net	28%	30%

National Networks

The net $309 increase in the National Networks segment consists of a $9,607 increase for sales and marketing expenses principally at AMC due to the airing of a higher number of original programming series during the three months ended June 30, 2012 compared to the same period in 2011, a net decrease in other general and administrative costs of $431 primarily due to a reduction of corporate allocations from Cablevision following the Distribution, partially offset by an increase in higher employee related expenses and costs incurred in connection with becoming a stand-alone public company, a decrease in management fees (see below) of $7,218 and a decrease of $1,649 in share-based compensation expense and expenses relating to long-term incentive plans.

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

International and Other

The increase in the International and Other segment consists of a net increase of $131 for selling, marketing and advertising costs primarily due to an increase at AMC/Sundance Channel Global due to increased distribution in Asia and Europe, partially offset by a decrease at IFC Films due to decreased spending on titles being distributed and a net increase of $891 for general and administrative costs incurred in connection with becoming a stand-alone public company, net of a reduction of corporate allocations from Cablevision following the Distribution. In addition, selling, general and administrative expenses increased due to an increase of $717 related to VOOM HD principally due to increased legal fees and other related costs and expenses in connection with the DISH Network contract dispute and an increase in share-based compensation expense and expenses relating to long-term incentive plans of $115.

Depreciation and amortization

Depreciation and amortization decreased $1,192 to $24,067 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The net decrease by segment was as follows:

	Three Months Ended June 30,
	2012	2011	$ change	% change
National Networks	$20,527	$21,741	$(1,214)	(6)%
International and Other	3,540	3,518	22	1

	$24,067	$25,259	$(1,192)	(5)%

The decrease in the National Networks segment consists of a decrease in depreciation expense of $611 and a decrease in amortization expense of $603. The decrease in depreciation expense is due to certain assets becoming fully depreciated and the decrease in amortization expense is primarily due to a decrease in amortization expense at Sundance Channel as certain intangible assets became fully amortized in the second quarter of 2012.

AOCF

AOCF increased $15,213 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The net increase by segment was as follows:

	Three Months Ended June 30,
	2012	2011	$ change	% change
National Networks	$135,623	$116,892	$18,731	16%
International and Other	(9,414)	(4,758)	(4,656)	98
Inter-segment eliminations	1,035	(103)	1,138	(1105)

AOCF	$127,244	$112,031	$15,213	14%

National Networks AOCF increased due to an increase in revenues, net of $38,456 and a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming series.

International and Other AOCF deficit increased due primarily to a decrease in revenues, net of $3,957 primarily at AMC Networks Broadcasting & Technology and an increase in legal fees and other costs in connection with the DISH Network contract dispute.

Interest expense, net

The increase in interest expense, net of $14,139 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was attributable to the following:

Three Months Ended June 30, 2012
Indebtedness incurred in connection with the Distribution	$26,862
Repayment of the RNS senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(15,004)
Interest rate swap contracts	2,166
Decrease in interest income	61
Other	54

$14,139

Write-off of deferred financing costs

The write-off of deferred financing costs of $5,703 for the three months ended June 30, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the Rainbow National Services LLC (“RNS”) 8 3/4% senior notes in May 2011, and $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10 3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution.

Loss on extinguishment of debt

The loss on extinguishment of debt of $14,518 for the three months ended June 30, 2011 primarily represents $14,168 for the excess of the redemption price, premium paid and related fees along with the accretion to principal over the carrying value of the $325,000 RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution.

Income tax expense

For the three months ended June 30, 2012, income tax expense attributable to continuing operations was $26,898, representing an effective tax rate of 39%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,710 and tax expense of $866 related to uncertain tax positions, including accrued interest. We expect to fully utilize our net operating loss carry forward in the third quarter of 2012. We expect our effective tax rate to be approximately 39% in future quarters.

For the three months ended June 30, 2011, income tax expense attributable to continuing operations was $19,812, representing an effective tax rate of 42%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $2,487, tax expense of $546 related to uncertain tax positions, including accrued interest and tax expense of $107 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$653,809	100%	$564,868	100%	$88,941	16%

Operating expenses:
Technical and operating (excluding depreciation and amortization)	219,279	34	186,294	33	32,985	18
Selling, general and administrative	190,100	29	175,485	31	14,615	8
Restructuring credit	(3)	—	(49)	—	46	(94)
Depreciation and amortization	49,118	8	50,185	9	(1,067)	(2)

Total operating expenses	458,494	70	411,915	73	46,579	11

Operating income	195,315	30	152,953	27	42,362	28

Other income (expense):
Interest expense, net	(59,021)	(9)	(33,083)	(6)	(25,938)	78
Write-off of deferred financing costs	(312)	—	(5,703)	(1)	5,391	(95)
Loss on extinguishment of debt	—	—	(14,518)	(3)	14,518	(100)
Miscellaneous, net	(632)	—	79	—	(711)	(900)

Total other income (expense)	(59,965)	(9)	(53,225)	(9)	(6,740)	13

Income from continuing operations before income taxes	135,350	21	99,728	18	35,622	36
Income tax expense	(50,868)	(8)	(42,948)	(8)	(7,920)	18

Income from continuing operations	84,482	13	56,780	10	27,702	49
Income from discontinued operations, net of income taxes	209	—	193	—	16	8

Net Income	$84,691	13%	$56,973	10%	$27,718	49%

The following is a reconciliation of our consolidated operating income to AOCF:

	Six Months Ended June 30,
	2012	2011	$ change	% change
Operating income	$195,315	$152,953	$42,362	28%
Share-based compensation expense	8,484	8,490	(6)	—
Restructuring credit	(3)	(49)	46	(94)
Depreciation and amortization	49,118	50,185	(1,067)	(2)

Consolidated AOCF	$252,914	$211,579	$41,335	20%

National Networks Segment Results

The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2012		2011
		% of		% of
		Revenues,		Revenues,		%
	Amount	net	Amount	net	$ change	change
Revenues, net	$609,407	100%	$518,573	100%	$90,834	18%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	189,390	31	155,620	30	33,770	22
Selling, general and administrative	157,670	26	146,490	28	11,180	8
Depreciation and amortization	41,832	7	43,052	8	(1,220)	(3)

Operating income	$220,515	36%	$173,411	33%	$47,104	27%

The following is a reconciliation of our National Networks segment operating income to AOCF:

	Six Months Ended June 30,
				%
	2012	2011	$ change	change
Operating income	$220,515	$173,411	$47,104	27%
Share-based compensation expense	6,648	6,785	(137)	(2)
Depreciation and amortization	41,832	43,052	(1,220)	(3)

AOCF	$268,995	$223,248	$45,747	20%

International and Other Segment Results

The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$52,615	100%	$55,607	100%	$(2,992)	(5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	39,437	75	39,738	71	(301)	(1)
Selling, general and administrative	32,635	62	29,436	53	3,199	11
Restructuring credit	(3)	—	(49)	—	46	(94)
Depreciation and amortization	7,286	14	7,133	13	153	2

Operating loss	$(26,740)	(51)%	$(20,651)	(37)%	$(6,089)	29%

The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	Six Months Ended June 30,			%
	2012	2011	$ change	change
Operating loss	$(26,740)	$(20,651)	$(6,089)	29%
Share-based compensation expense	1,836	1,705	131	8
Restructuring credit	(3)	(49)	46	(94)
Depreciation and amortization	7,286	7,133	153	2

AOCF deficit	$(17,621)	$(11,862)	$(5,759)	49%

Revenues, net

Revenues, net increased $88,941 to $653,809, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The net increase by segment was as follows:

	Six Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$609,407	93%	$518,573	92%	$90,834	18%
International and Other	52,615	8	55,607	10	(2,992)	(5)
Inter-segment eliminations	(8,213)	(1)	(9,312)	(2)	1,099	(12)

Consolidated revenues, net	$653,809	100%	$564,868	100%	$88,941	16%

National Networks

The increase in National Networks revenues, net is attributable to the following:

	Six Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$258,765	42%	$213,836	41%	$44,929	21%
Affiliation fee and other	350,642	58	304,737	59	45,905	15

	$609,407	100%	$518,573	100%	$90,834	18%

•

Advertising revenues increased $44,929 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers and an increased number of original programming series, as compared to the number of original programming series that aired on AMC during the six months ended June 30, 2011. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to this variability, the increase in advertising revenues at AMC for the six months ended June 30, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012; and

•

Affiliation fee and other revenues increased $45,905 due to an increase in affiliation fee revenues of $24,098 primarily attributable to an increase in rates, including the impact of lower amortization of deferred carriage fees, and subscribers and an increase in other revenues of $21,807 due primarily to increased digital distribution, international and home video revenues derived from licensing our National Networks programming, primarily at AMC.

International and Other

The decrease in International and Other revenues, net is attributable to the following:

	Six Months Ended June 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$10	—%	$10	—%	$—	—%
Affiliation fee and other	52,605	100	55,597	100	(2,992)	(5)

	$52,615	100%	$55,607	100%	$(2,992)	(5)%

•

Affiliation fees and other revenues (excluding VOOM HD) decreased $1,377 primarily related to decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements and decreased digital distribution revenue at IFC Films, partially offset by increased foreign affiliation fee revenues from our international distribution of Sundance and WE tv channels due to expanded distribution in Asia and Europe; and

•

Affiliation fees and other revenues at VOOM HD decreased $1,615 primarily related to lower foreign affiliation fee and licensing revenue and ceasing distribution of the Rush HD channel in Europe in April 2011.

Technical and operating expense (excluding depreciation and amortization)

Technical and operating expense (excluding depreciation and amortization) increased $32,985 to $219,279 for the six months ended June 30, 2012, respectively, as compared to the six months ended June 30, 2011. The net increase by segment was as follows:

	Six Months Ended June 30,			%
	2012	2011	$ change	change
National Networks	$189,390	$155,620	$33,770	22%
International and Other	39,437	39,738	(301)	(1)
Inter-segment eliminations	(9,548)	(9,064)	(484)	5

Total	$219,279	$186,294	$32,985	18%

Percentage of revenues, net	34%	33%

National Networks

The increase in the National Networks segment consists of $34,894 for the increased amortization of program rights primarily at AMC and WE tv, partially offset by a decrease of $1,124 for programming related costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. As additional competition for programming from other programming services increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase for the remainder of 2012 over the prior year comparable period.

International and Other

The International and Other segment (excluding VOOM HD) increased primarily due to an increase of $412 related to programming costs and an increase of $1,393 in transmission and programming related expenses primarily at AMC/Sundance Channel Global due to increased distribution in Asia and Europe, partially offset by a decrease in transmission expenses at AMC Networks Broadcasting & Technology due to a reduction in revenue. Overall technical and operating expenses in the International and Other segment decreased because programming costs at VOOM HD decreased $2,106 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.

Selling, general and administrative expense

Selling, general and administrative expense increased $14,615 to $190,100 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase by segment was as follows:

	Six Months Ended June 30,			% change
	2012	2011	$ change
National Networks	$157,670	$146,490	$11,180	8%
International and Other	32,635	29,436	3,199	11
Inter-segment eliminations	(205)	(441)	236	(54)

Total	$190,100	$175,485	$14,615	8%

Percentage of revenues, net	29%	31%

National Networks

The increase in the National Networks segment consists of a $26,285 increase for sales and marketing expenses principally due to the airing of a higher number of original programming series during the six months ended June 30, 2012 as well as a net increase in other general and administrative costs of $1,100 primarily due to higher employee related expenses and costs incurred in connection with becoming a stand-alone public company net of a reduction of corporate allocations from Cablevision following the Distribution. These increases were partially offset by a reduction of $13,958 in management fees as well as a decrease of $2,247 in share-based compensation expense and expenses relating to long-term incentive plans.

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

International and Other

The increase in the International and Other segment (excluding VOOM HD) consists of an increase of $2,926 for selling, marketing and advertising costs primarily at AMC/Sundance Channel Global and IFC Films due to increased spending on titles being distributed, a net increase of $1,533 for general and administrative costs incurred in connection with becoming a stand-alone public company, net of a reduction of corporate allocations from Cablevision following the Distribution and an increase in share-based compensation expense and expenses relating to long-term incentive plans of $26. Such increases are partially offset by a decrease of $1,286 related to VOOM HD due primarily to lower legal fees and other related costs and expenses in connection with the DISH Network contract dispute.

Depreciation and amortization

Depreciation and amortization decreased $1,067 to $49,118 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The net decrease by segment was as follows:

	Six Months Ended June 30,			% change
	2012	2011	$ change
National Networks	$41,832	$43,052	$(1,220)	(3)%
International and Other	7,286	7,133	153	2

	$49,118	$50,185	$(1,067)	(2)%

The decrease in the National Networks segment consists of a decrease in depreciation expense of $616 and a decrease in amortization expense of $604. The decrease in depreciation expense is due to certain assets becoming fully depreciated and the decrease in amortization expense is primarily due to a decrease in amortization expense at Sundance Channel as certain intangible assets became fully amortized in the second quarter of 2012.

AOCF

AOCF increased $41,335 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The net increase by segment was as follows:

	Six Months Ended June 30,			% change
	2012	2011	$ change
National Networks	$268,995	$223,248	$45,747	20%
International and Other	(17,621)	(11,862)	(5,759)	49
Inter-segment eliminations	1,540	193	1,347	698

AOCF	$252,914	$211,579	$41,335	20%

National Networks AOCF increased due to an increase in revenues, net of $90,834 and a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense and marketing expense due to the increase in the number of original programming premieres.

International and Other AOCF deficit increased primarily due a decrease in revenues, net of $2,992 and an increase in selling, general and administrative expenses and programming and transmission related costs and selling costs at AMC/Sundance Channel Global, partially offset by a decrease in legal fees and other costs in connection with the DISH Network contract dispute.

Interest expense, net

The increase in interest expense, net of $25,938 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is attributable to the following:

Six Months Ended
June 30, 2012
Indebtedness incurred in connection with the Distribution	$54,134
Repayment of the RNS senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(32,904)
Interest rate swap contracts	4,280
Decrease in interest income	413
Other	15

$25,938

Write-off of deferred financing costs

In connection with the $50,000 voluntary prepayment in March 2012 of our Term A Facility (as defined below), deferred financing costs of $312 were written off in the six months ended June 30, 2012. The write-off of deferred financing costs of $5,703 for the six months ended June 30, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the RNS 8 3/4% senior notes in May 2011, and $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10-3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution.

Loss on extinguishment of debt

The loss on extinguishment of debt of $14,518 for the six months ended June 30, 2011 primarily represents $14,168 for the excess of the redemption price, premium paid and related fees along with the accretion to principal over the carrying value of the $325,000 RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution.

Income tax expense

For the six months ended June 30, 2012, income tax expense attributable to continuing operations was $50,868, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $3,064 and tax expense of $1,630 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $1,800 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards. We expect to fully utilize our net operating loss carry forward in the third quarter of 2012. We expect our effective tax rate to be approximately 39% in future quarters.

For the six months ended June 30, 2011, income tax expense attributable to continuing operations was $42,948, representing an effective tax rate of 43%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $5,290, tax expense of $2,069 related to uncertain tax positions, including accrued interest and tax expense of $492 resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards.

Liquidity and Capital Resources

The operations of the businesses that are included in our consolidated financial statements collectively have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.

Sources of cash primarily include cash flow from operations and amounts available under our revolving credit facility. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Our principal uses of cash include our debt service and the acquisition and production of programming. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue for the remainder of 2012. Historically, our businesses have not required significant capital expenditures. However, since the Distribution, as we continue to invest in infrastructure, we expect that our capital expenditures may be higher in future periods. In the six months ended June 30, 2012, we voluntarily prepaid $50,000 of the outstanding balance of the Term A Facility (as defined below) and also paid quarterly installments of $2,975 under the Term B Facility (as defined below). The required term loan repayments over the next twelve months will be $5,950. We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of our debt. As a result, we will then be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

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

On June 30, 2011 AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and

$12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. As of June 30, 2012, amounts outstanding, net of discount, under the Term A Facility and Term B Facility were $975,665 and $577,565, respectively.

The Revolving Facility remains undrawn at June 30, 2012. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.

The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. During 2011 and during the six months ended June 30, 2012, we voluntarily prepaid $100,000 and $50,000, respectively, of the outstanding balance under the Term A Facility. In July 2012, the Company voluntarily prepaid an additional $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due. As a result, the next required quarterly installment under the Term A Facility will be due on September 30, 2014 in the amount of $11,875.

AMC Networks was in compliance with all of its covenants under its Credit Facility as of June 30, 2012.

We may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined in the Credit Facility, to exceed 4.75:1. As of June 30, 2012, the Company does not have any commitments for an incremental facility.

Cash Flow Discussion

The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the six months ended June 30:

	2012	2011
Continuing operations:
Cash flow provided by operating activities	$165,604	$119,122
Cash flow used in investing activities	(7,454)	(4,462)
Cash flow (used in) provided by financing activities	(66,375)	2,857
Net increase in cash from continuing operations	91,775	117,517

Discontinued operations:
Net increase in cash flow from discontinued operations	$192	$360

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $165,604 for the six months ended June 30, 2012 as compared to $119,122 for the six months ended June 30, 2011. The June 30, 2012 cash provided by operating activities resulted from $333,873 of net income before depreciation and amortization, amortization of program rights and other non-cash items as well as a net increase in other asset and liability balances of $19,188 partially offset by payments for program rights of $187,457.

Cash flows from operating activities for the six months ended June 30, 2012 is not necessarily indicative of what we expect for the remainder of 2012 due to factors, including the timing of our cash investments in our original programming and the impact of the DISH Network Carriage Termination (discussed elsewhere herein).

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $7,454 and $4,462, respectively, which consisted primarily of capital expenditures of $6,619 and $4,340 for the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

Net cash (used in) provided by financing activities amounted to $(66,375) for the six months ended June 30, 2012 as compared to $2,857 for the six months ended June 30, 2011. For the six months ended June 30, 2012, financing activities consisted of repayments of credit facility debt of $52,975, treasury stock acquired from the acquisition of restricted shares of $15,988, principal payments on capital leases of $690 and payments for financing costs of $211, partially offset by proceeds from stock option exercises of $1,997 and the excess tax benefits from share-based compensation arrangements of $1,492.

Net cash provided by financing activities amounted to $2,857 for the six months ended June 30, 2011. For the six months ended June 30, 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364, partially offset by the repayment of credit facility debt of $775,000, payments for the redemption of senior notes and senior subordinated notes, including tender premiums and fees of $638,365, deferred financing costs of $23,900 and principal payments on capital leases of $2,242.

Off-Balance Sheet Arrangements

As of June 30, 2012, our off-balance sheet arrangements not reflected on the consolidated balance sheet decreased approximately $42,300 to approximately $301,300 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.

Registration Rights Agreement

Pursuant to a registration rights agreement, dated as of June 30, 2011, among AMC Networks, the Subsidiary Guarantors (as defined in the agreement) and the initial purchasers of the $700,000 of AMC Networks 7.75% Senior Notes due July 15, 2021 (the “Notes”), AMC Networks filed a registration statement with the SEC on April 24, 2012 with respect to an offer to exchange the Notes for registered notes (the “Exchange Offer”) with terms identical in all material respects to the Notes except that the registered notes do not contain terms that provide for restrictions on transfer (the “Registered Notes”), which was declared effective by the SEC on June 7, 2012. On July 10, 2012, the Exchange Offer was completed and all of AMC Networks’ original Notes were exchanged for Registered Notes.

Critical Accounting Policies

The following discussion has been included to provide a discussion of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of 2012 and to further expand our discussion relating to program rights addressing the role this policy has in understanding our results of operations. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our 2011 Form 10-K.

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

In assessing the recoverability of goodwill and other long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

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

Our owned original programming is primarily produced by independent production companies, with the remainder produced by us. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-

computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of affiliation fee and advertising revenues, and may also include licensing and digital distribution revenues. Projected program usage is based on the historical usage of similar content. Estimated attributable revenue can change based upon programming market acceptance, levels of affiliation fee revenue, advertising revenue, distribution revenue and program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. We periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the program right to net realizable value. We believe the most sensitive factor affecting our estimate of ultimate revenues is the program’s audience ratings. A program’s strong performance could result in increased usage and increased revenues resulting in accelerated amortization of production costs. Poor ratings may result in the reduction of planned usage or the abandonment of a program, which would require a write-off of any unamortized production costs. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Historically, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.

We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. There were no program rights write-offs for the six months ended June 30, 2012. Program rights write-offs of $274 were recorded for the six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. This guidance will be effective for our 2013 annual impairment test and earlier adoption is permitted. We will evaluate performing a qualitative assessment in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts included in the following discussion under this Item 3 are presented in thousands.

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2012, the fair value of our fixed rate debt of $771,750 was more than its carrying value of $686,917 by $84,833. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2012 would increase the estimated fair value of our fixed rate debt by approximately $28,000 to approximately $800,000.

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

As of June 30, 2012, we have $2,240,147 of debt outstanding (excluding capital leases), of which $1,553,230 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2012 could increase our annual interest expense approximately $15,500.

As of June 30, 2012, we have interest rate swap contracts outstanding with notional amounts aggregating $935,000, which includes swap contracts with notional amounts aggregating $200,000 that are effective beginning July 2012. The aggregate fair value of interest rate swap contracts at June 30, 2012 was a liability of $23,539 (included in other liabilities). Accumulated other comprehensive loss consists of $14,829 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 63% of the Company’s debt (excluding capital leases) as of June 30, 2012 is effectively fixed (31% being fixed rate obligations and 32% effectively fixed through utilization of these interest rate swap contracts). At June 30, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

This report does not include management’s assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7, Commitments and Contingencies, in the unaudited consolidated financial statements included elsewhere herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	1,186	$42.97	N/A	N/A
May 1, 2012 to May 31, 2012	—	$—	N/A	N/A
June 1, 2012 to June 30, 2012	—	$—	N/A	N/A

Total	1,186	$42.97	N/A

During the second quarter of 2012, certain restricted shares of AMC Networks Class A common stock previously issued to an employee of Cablevision vested. In connection with the employee’s satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,186 shares, with an aggregate value of $51 thousand, were surrendered to the Company. The 1,186 acquired shares have been classified as treasury stock.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits.

(a)	Index to Exhibits.

	10.1	AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan.

	10.2	AMC Networks Inc. Amended and Restated 2011 Cash Incentive Plan.

	10.3	AMC Networks Inc. Amended and Restated 2011 Stock Plan for Non-Employee Directors.

	10.4	Form of AMC Networks Inc. Non-Employee Director Award Agreement.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 9, 2012	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer