Form 10-Q
period 2012-09-30
AMC Networks Inc.
filed 2012-11-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of November 1, 2012:

Class A Common Stock par value $0.01 per share	59,909,223
Class B Common Stock par value $0.01 per share	11,784,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$313,252	$215,836
Accounts receivable, trade (less allowance for doubtful accounts of $1,325 and $3,092)	254,895	286,810
Amounts due from related parties, net	7,753	5,540
Program rights, net	242,402	235,171
Prepaid expenses and other current assets	37,352	67,370
Deferred tax asset, net	19,724	59,272
Total current assets	875,378	869,999
Property and equipment, net of accumulated depreciation of $148,051 and $132,745	65,105	63,814
Program rights, net	773,101	765,609
Amounts due from related parties, net	3,282	3,214
Deferred carriage fees, net	40,756	47,304
Intangible assets, net	253,706	305,673
Goodwill	79,963	83,173
Other assets	61,585	45,148
Total assets	$2,152,876	$2,183,934
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$62,604	$61,605
Accrued liabilities:
Interest	14,862	31,254
Employee related costs	63,858	57,160
Other accrued expenses	24,127	11,385
Amounts due to related parties, net	1,066	5,336
Program rights obligations	162,557	146,339
Deferred revenue	32,975	23,853
Credit facility debt	5,950	5,950
Capital lease obligations	1,520	1,314
Total current liabilities	369,519	344,196
Program rights obligations	392,566	472,690
Senior notes	687,169	686,434
Credit facility debt	1,496,529	1,598,896
Capital lease obligations	14,508	14,363
Deferred tax liability, net	41,435	51,905
Other liabilities	66,574	52,445
Total liabilities	3,068,300	3,220,929
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 60,554,932 and 58,628,764 shares issued and 59,914,043 and 58,434,704 shares outstanding, respectively	606	586
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,784,408 and 13,534,408 shares issued and 11,784,408 and 13,534,408 shares outstanding, respectively	118	135
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	25,523	5,942
Accumulated deficit	(908,615)	(1,029,954)
Treasury stock, at cost (640,889 and 194,060 shares Class A Common Stock, respectively)	(17,666)	(1,677)
Accumulated other comprehensive loss	(15,390)	(12,027)
Total stockholders’ deficiency	(915,424)	(1,036,995)
Total liabilities and stockholders’ deficiency	$2,152,876	$2,183,934
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from related parties of $8,106, $7,901, $24,281 and $23,869, respectively)	$332,056	$283,914	$985,865	$848,782
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $155, $1,292, $465 and $3,893, respectively)	129,627	96,420	348,906	282,714
Selling, general and administrative (including charges (credits) from related parties of $(1,174), $3,184, $1,930 and $53,934, respectively)	97,202	68,229	287,302	243,714
Restructuring credit	—	(191)	(3)	(240)
Depreciation and amortization	18,368	25,012	67,486	75,197
	245,197	189,470	703,691	601,385
Operating income	86,859	94,444	282,174	247,397
Other income (expense):
Interest expense	(29,962)	(31,789)	(89,190)	(65,492)
Interest income	100	318	307	938
Write-off of deferred financing costs	(334)	—	(646)	(5,703)
Loss on extinguishment of debt	—	(17)	—	(14,535)
Miscellaneous, net	1	(199)	(631)	(120)
	(30,195)	(31,687)	(90,160)	(84,912)
Income from continuing operations before income taxes	56,664	62,757	192,014	162,485
Income tax expense	(20,121)	(22,440)	(70,989)	(65,388)
Income from continuing operations	36,543	40,317	121,025	97,097
Income (loss) from discontinued operations, net of income taxes	105	(314)	314	(121)
Net income	$36,648	$40,003	$121,339	$96,976

Basic net income per share:
Income from continuing operations	$0.52	$0.58	$1.72	$1.40
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income	$0.52	$0.58	$1.73	$1.40

Diluted net income per share:
Income from continuing operations	$0.51	$0.56	$1.68	$1.38
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income	$0.51	$0.55	$1.68	$1.38

Weighted average common shares:
Basic weighted average common shares	70,506	69,284	70,286	69,203
Diluted weighted average common shares	72,265	72,268	72,194	70,209
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$36,648	$40,003	$121,339	$96,976
Other comprehensive loss:
Unrealized loss on interest rate swaps	(890)	(17,290)	(5,338)	(17,290)
Other comprehensive loss, before income taxes	(890)	(17,290)	(5,338)	(17,290)
Income tax benefit	329	6,397	1,975	6,397
Other comprehensive loss, net of income taxes	(561)	(10,893)	(3,363)	(10,893)
Comprehensive income	$36,087	$29,110	$117,976	$86,083
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$121,025	$97,097
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	67,486	75,197
Share-based compensation expense related to equity classified awards	12,846	12,663
Amortization and write-off of program rights	234,894	174,216
Amortization of deferred carriage fees	6,550	17,972
Amortization and write-off of financing and other costs	7,064	9,566
Loss on extinguishment of debt	—	14,535
(Recovery of) provision for doubtful accounts	(635)	670
Deferred income taxes	29,645	53,275
Excess tax benefits from share-based compensation arrangements	(7,259)	—
Other, net	(99)	—
Changes in assets and liabilities:
Accounts receivable, trade	32,550	9,419
Amounts due from/to related parties, net	(6,203)	(9,333)
Prepaid expenses and other assets	10,487	(11,279)
Program rights and obligations, net	(313,523)	(224,949)
Deferred carriage fees and deferred carriage fees payable, net	(434)	(3,204)
Accounts payable, accrued expenses and other liabilities	29,608	(13,484)
Net cash provided by operating activities	224,002	202,361
Cash flows from investing activities:
Capital expenditures	(13,673)	(7,129)
Acquisition of investment securities	(750)	—
Payment for acquisition of a business	(185)	(270)
Proceeds from sale of equipment, net of costs of disposal	100	13
Net cash used in investing activities	(14,508)	(7,386)
Cash flows from financing activities:
Capital contributions from Cablevision	—	20,813
Capital distributions to Cablevision	—	(20,813)
Repayment of credit facility debt	(104,463)	(826,488)
Redemption of senior notes	—	(300,000)
Redemption of senior subordinated notes, including tender premium and fees	—	(338,365)
Payments for financing costs	(393)	(26,599)
Proceeds from credit facility debt	—	1,442,364
Purchase of treasury stock	(15,989)	(83)
Proceeds from stock option exercises	2,074	2,460
Excess tax benefits from share-based compensation arrangements	7,259	—
Principal payments on capital lease obligations	(1,047)	(3,417)
Net cash used in financing activities	(112,559)	(50,128)
Net increase in cash and cash equivalents from continuing operations	96,935	144,847
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	481	(410)
Net cash provided by investing activities	—	562
Net increase in cash and cash equivalents from discontinued operations	481	152
Cash and cash equivalents at beginning of period	215,836	79,960
Cash and cash equivalents at end of period	$313,252	$224,959
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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•
National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•
International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; and AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which the Company is winding down, and which continues to sell certain limited amounts of programming through program license agreements.

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
The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
In October 2012, the FASB issued ASU No. 2012-07, Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (ASU 2012-07), which eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. ASU 2012-07 also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 does not change an entity's responsibility to analyze and consider any relevant subsequent events and information to assess whether the fair value measurement reflects all relevant information and assumptions that market participants would have considered under the current conditions at the measurement date. This authoritative guidance will be effective for the Company's programming usefulness impairment assessments performed on or after December 15, 2012 and earlier application is permitted.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. This authoritative guidance will be effective for the Company’s 2013 annual impairment test and earlier adoption is permitted. The Company will evaluate performing a qualitative assessment in 2013.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	70,506,000	69,284,000	70,286,000	69,203,000
Effect of dilution:
Stock options	821,000	1,083,000	847,000	365,000
Restricted shares/units	938,000	1,901,000	1,061,000	641,000
Diluted weighted average shares outstanding	72,265,000	72,268,000	72,194,000	70,209,000
The number of shares used to compute basic and diluted EPS includes the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision stock options and restricted share awards granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted EPS in periods subsequent to the Distribution.
Approximately 231,000 restricted shares/units for the three and nine months ended September 30, 2012 and approximately 149,000 restricted shares/units for the three and nine months ended September 30, 2011 have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards has not yet been satisfied.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 3. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

	September 30, 2012	December 31, 2011
Reporting Unit and Segment
AMC	$34,251	$34,251
WE tv	5,214	5,214
IFC	13,582	13,582
Sundance Channel	25,720	28,930
Total National Networks	78,767	81,977
AMC Networks Broadcasting & Technology	1,196	1,196
Total International and Other	1,196	1,196
	$79,963	$83,173
The reduction of $3,210 in the carrying amount of goodwill for Sundance Channel is due to the realization of a tax benefit for the amortization of "second component" goodwill. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the Sundance Channel acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

	September 30, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(612,986)	$227,771
Advertiser relationships	74,248	(68,370)	5,878
Other amortizable intangible assets	644	(487)	157
Total amortizable intangible assets	915,649	(681,843)	233,806
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(681,843)	$253,706
	December 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(637,394)	$273,963
Advertiser relationships	103,723	(92,166)	11,557
Other amortizable intangible assets	644	(391)	253
Total amortizable intangible assets	1,015,724	(729,951)	285,773
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$1,035,624	$(729,951)	$305,673
During the nine months ended September 30, 2012, the Company retired $29,475 and $70,600 of fully amortized advertiser relationships and affiliation agreements, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

 Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2012 and 2011 was $51,967 and $59,332, respectively. The Company expects its future aggregate amortization expense for existing intangible assets subject to amortization to be as follows:

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
Note 4. Income Taxes
For the three and nine months ended September 30, 2012, income tax expense attributable to continuing operations was $20,121 and $70,989, respectively, representing an effective tax rate of 36% and 37%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $1,147 and $4,210, for the three and nine months ended September 30, 2012, respectively, and tax expense of $1,544 related to uncertain tax positions, including accrued interest, for the nine months ended September 30, 2012, partially offset by a tax benefit of $570 and $2,370 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards, for the three and nine months ended September 30, 2012, respectively.
For the three and nine months ended September 30, 2011, income tax expense attributable to continuing operations was $22,440 and $65,388, respectively, representing an effective tax rate of 36% and 40%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $1,272 and $6,562, tax expense of $839 and $2,908 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,674 and $2,182 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards, for the three and nine months ended September 30, 2011, respectively.
At September 30, 2012, the Company had foreign tax credit carry forwards of approximately $17,000, expiring on various dates from 2014 through 2022. For the nine months ended September 30, 2012, the utilization of the remaining federal net operating loss carry forwards (“NOLs”) and alternative minimum tax credit carry forwards reduced current deferred income tax assets by $50,000 and $2,300, respectively. In addition, for the nine months ended September 30, 2012, excess tax benefits of $7,259 relating to share-based compensation awards and $3,210 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach) and recorded as an increase to paid-in capital and a decrease in goodwill, respectively.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. A deemed capital distribution, net of $2,596 was recorded for the nine months ended September 30, 2012 to reflect true-ups as of the Distribution date for utilization of Cablevision's NOLs and for adjustments to deferred tax assets and liabilities as a result of the Distribution. The City of New York is currently auditing the Company's Unincorporated Business Tax Returns for the years 2006 through 2008.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 5. Debt
Long-term debt consists of:

	September 30, 2012	December 31, 2011
Credit facility debt: (a) (b)
Term A Facility	$926,016	$1,025,065
Term B Facility	576,463	579,781
Senior notes (b)	687,169	686,434
	2,189,648	2,291,280
Less: current portion	5,950	5,950
Total	$2,183,698	$2,285,330

(a)	The Company’s $500,000 revolving credit facility remains undrawn at September 30, 2012. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

(b)	The carrying amount of credit facility debt and senior notes is net of unamortized discounts.
In each of March, July and November 2012, the Company voluntarily prepaid $50,000 under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due, and were in addition to the regularly scheduled quarterly principal payments made under the Term B Facility. As a result of these voluntary prepayments, the next required quarterly installment under the Term A Facility will be due on December 31, 2014 in the amount of $4,250. The Company wrote-off $334 and $646 of deferred financing costs associated with the voluntary prepayments that were made during the three and nine months ended September 30, 2012, respectively.
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
 As of September 30, 2012, the Company had interest rate swap contracts outstanding with notional amounts aggregating $849,406. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At September 30, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$24,429	$19,091
Total derivatives		$24,429	$19,091
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts	$3,618	$19,666	Interest expense	$2,728	$2,376

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2012 and 2011.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)(b)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts	$12,346	$19,666	Interest expense	$7,008	$2,376

(b)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2012 and 2011.

Note 7. Commitments and Contingencies
Commitments
As of September 30, 2012, the Company’s off-balance sheet arrangements not reflected on the Company’s consolidated balance sheet decreased approximately $26,000 to approximately $317,600 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.
Legal Matters
DISH Network Contract Dispute
In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite L.L.C. (the predecessor to DISH Network L.L.C. (“DISH Network”)) agreed to distribute VOOM on the satellite delivered programming of DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York State Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York State Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. On April 26, 2012, the Appellate Division denied DISH Network’s motion, thereby precluding any further appeal of the trial court rulings. The stay of the pending trial court proceedings was lifted on May 1, 2012. A trial before the New York State Supreme Court began on September 28, 2012. On October 21, 2012, VOOM HD and CSC Holdings, LLC ("CSC Holdings"), a wholly owned subsidiary of Cablevision, entered into a confidential settlement agreement and release (the “Settlement Agreement”) with DISH Network, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation, to settle the litigation between VOOM HD and DISH Network. On October 24, 2012, VOOM HD and DISH Network filed a stipulation of discontinuance with prejudice

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

with the New York State Supreme Court with respect to the litigation.
The principal terms of the Settlement Agreement are as follows: 1) DISH Network paid $700 million to an account for the benefit of Cablevision and the Company, $80 million of which is in consideration for the purchase by DISH Network from a subsidiary of Cablevision of certain MVDDS spectrum licenses; 2) simultaneously with the execution of the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with AMC Network Entertainment LLC, WE: Women's Entertainment LLC, The Independent Film Channel LLC, The Sundance Channel L.L.C. and Fuse Network LLC, a subsidiary of The Madison Square Garden Company, that provided for resumption of carriage of all of the Company's networks by no later than November 1, 2012; and 3) an affiliate of DISH Network agreed to convey its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC ("Rainbow Programming Holdings"), a wholly owned subsidiary of AMC Networks.
In connection with the Distribution, AMC Networks and Rainbow Programming Holdings (collectively, the “AMC Parties”) and CSC Holdings entered into an agreement, pursuant to which, CSC Holdings had full control over the litigation with DISH Network and the decision with respect to settlement was made jointly by CSC Holdings and the AMC Parties. In addition, pursuant to this agreement CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of the settlement in the litigation with DISH Network. The AMC Parties were responsible for the legal fees and costs until such costs reached an agreed upon threshold, which occurred in the third quarter of 2012, subsequent to which CSC Holdings and the AMC Parties bear such fees and expenses equally. The allocation of the settlement proceeds between Cablevision and the AMC Parties is being determined pursuant to this existing agreement. Once the AMC Parties' share of the proceeds are determined, such amount will be allocated to the AMC Parties' related elements of the arrangement and will be recorded commencing in the fourth quarter of 2012.
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
Share-based compensation expense included in continuing operations, a component of selling, general and administrative expense, for the three and nine months ended September 30, 2012 was $4,362 and $12,846, respectively, related to equity classified awards. For the three and nine months ended September 30, 2011, share-based compensation expense was $4,320 and $12,663, respectively, related to equity classified awards. For the nine months ended September 30, 2012, there was no share-based compensation expense included in continuing operations for liability classified awards (stock appreciation rights). For the three and nine months ended September 30, 2011, there was $623 and $476, respectively, of share-based compensation credits included

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

in continuing operations for liability classified awards. For periods prior to the Distribution, the Company’s share-based compensation expense includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision).
As of September 30, 2012, there was $29,083 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks and Cablevision restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.0 years.
During the nine months ended September 30, 2012, 1,032,018 shares of AMC Networks Class A common stock previously issued to employees of Cablevision, MSG and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 352,910 of these shares, with an aggregate value of $15,988, were surrendered to the Company. These acquired shares, as well as 93,919 forfeited unvested restricted shares, have been classified as treasury stock.
Long-term incentive plan compensation expense included in continuing operations for the three and nine months ended September 30, 2012 was $2,987 and $8,057, respectively. For the three and nine months ended September 30, 2011, long-term incentive plan compensation expense was $2,166 and $9,451, respectively. Such amount is accrued for performance-based awards for which the performance criteria had not yet been met as the awards are based on achievement of certain performance criteria through December 31, 2014. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for the awards are not probable of being achieved, the Company would reverse the accrual in respect of the award at that time.

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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At September 30, 2012:
Assets:
Cash equivalents (a)	$287,100	$—	$—	$287,100
Liabilities:
Interest rate swap contracts	$—	$24,429	$—	$24,429
At December 31, 2011:
Assets:
Cash equivalents (a)	$202,276	$—	$—	$202,276
Liabilities:
Interest rate swap contracts	$—	$19,091	$—	$19,091

(a)	Represents the Company’s investment in money market funds.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	September 30, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,502,479	$1,495,866
Senior notes	687,169	791,000
	$2,189,648	$2,286,866
	December 31, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Credit facility debt	$1,604,846	$1,550,960
Senior notes	686,434	761,250
	$2,291,280	$2,312,210
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
Customers
Two customers accounted for the following percentages of the Company’s revenues, net:

	Nine Months Ended September 30,
	2012	2011
Customer 1	*	11%
Customer 2	12%	13%

*	Less than 10%
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
At September 30, 2012, Customer 2 represented 10% of the Company’s net trade receivable balances.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 11. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 67% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of both Cablevision and MSG.
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $8,106 and $7,901 for the three months ended September 30, 2012 and 2011, respectively. Revenues, net from related parties amounted to $24,281 and $23,869 for the nine months ended September 30, 2012 and 2011, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $155 and $1,292 for the three months ended September 30, 2012 and 2011, respectively, and $465 and $3,893 for the nine months ended September 30, 2012 and 2011, respectively. Amounts charged (credited) to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions, including management fees allocated by Cablevision for periods through the Distribution date, with its related parties amounted to $(1,174) and $3,184 for the three months ended September 30, 2012 and 2011, respectively, and $1,930 and $53,934 for the nine months ended September 30, 2012 and 2011, respectively. Amounts charged to the Company for the three and nine months ended September 30, 2012 are net of shared legal fees charged to Cablevision associated with the DISH Network Contract Dispute (see Note 7).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 12. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2012	2011
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital (distribution) contribution related to the utilization of Cablevision tax losses (see Note 4)	$(1,448)	$37,912
Deemed capital (distribution) contribution, net related to adjustments to the liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 4)	(1,148)	44,508
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	—	(17,113)
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	—	(6,602)
Deemed capital distribution associated with the issuance of debt to Cablevision (see Issuance of Debt to Cablevision discussion below)	—	(1,250,000)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	8,343
Leasehold improvements paid by landlord	2,071	150
Increase in capital lease obligations and related assets	1,399	39
Supplemental Data:
Cash interest paid — continuing operations	99,193	64,300
Income taxes paid, net — continuing operations (see Income Taxes Paid, Net discussion below)	19,892	8,289
Promissory Note
In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. Interest income recognized by RMH related to this note amounted to $0 and $120 for the three and nine months ended September 30, 2011, respectively. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution, which amounted to $17,113, including principal and accrued and unpaid interest, is reflected as a non-cash capital distribution for the nine months ended September 30, 2011.
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
Income Taxes Paid, Net
Income taxes paid, net increased by $11,603 primarily due to federal estimated tax payments during the nine months ended September 30, 2012, which were based on annualized taxable income after utilization of NOLs.
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

	Three Months Ended September 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$107,453	$5	$—	$107,458
Affiliation fee and other	198,775	29,302	(3,479)	224,598
Consolidated revenues, net	$306,228	$29,307	$(3,479)	$332,056
Adjusted operating cash flow (deficit)	$116,440	$(8,117)	$1,266	$109,589
Depreciation and amortization	(14,449)	(3,919)	—	(18,368)
Share-based compensation expense	(3,463)	(899)	—	(4,362)
Operating income (loss)	$98,528	$(12,935)	$1,266	$86,859
	Three Months Ended September 30, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$98,482	$5	$—	$98,487
Affiliation fee and other	159,865	30,715	(5,153)	185,427
Consolidated revenues, net	$258,347	$30,720	$(5,153)	$283,914
Adjusted operating cash flow (deficit)	$123,228	$(21)	$(245)	$122,962
Depreciation and amortization	(21,453)	(3,559)	—	(25,012)
Share-based compensation expense	(3,053)	(644)	—	(3,697)
Restructuring credit	—	191	—	191
Operating income (loss)	$98,722	$(4,033)	$(245)	$94,444

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$366,218	$15	$—	$366,233
Affiliation fee and other	549,417	81,907	(11,692)	619,632
Consolidated revenues, net	$915,635	$81,922	$(11,692)	$985,865
Adjusted operating cash flow (deficit)	$385,435	$(25,738)	$2,806	$362,503
Depreciation and amortization	(56,281)	(11,205)	—	(67,486)
Share-based compensation expense	(10,111)	(2,735)	—	(12,846)
Restructuring credit	—	3	—	3
Operating income (loss)	$319,043	$(39,675)	$2,806	$282,174
Capital Expenditures	$4,271	$9,402	$—	$13,673
	Nine Months Ended September 30, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$312,318	$15	$—	$312,333
Affiliation fee and other	464,602	86,312	(14,465)	536,449
Consolidated revenues, net	$776,920	$86,327	$(14,465)	$848,782
Adjusted operating cash flow (deficit)	$346,476	$(11,883)	$(52)	$334,541
Depreciation and amortization	(64,505)	(10,692)	—	(75,197)
Share-based compensation expense	(9,838)	(2,349)	—	(12,187)
Restructuring credit	—	240	—	240
Operating income (loss)	$272,133	$(24,684)	$(52)	$247,397
Capital Expenditures	$2,256	$4,873	$—	$7,129
Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology and the licensing of its program rights by the national programming networks.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Inter-segment revenues
National Networks	$(6)	$(125)	$(510)	$(380)
International and Other	(3,473)	(5,028)	(11,182)	(14,085)
	$(3,479)	$(5,153)	$(11,692)	$(14,465)
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

•
the demand for our programming among cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”) and our ability to maintain and renew affiliation agreements with multichannel video programming distributors;

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

•
allocation of the proceeds from the settlement of the litigation with DISH Network, as described in Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein; and

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
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2012, as well as an analysis of our cash flows for the nine months ended September 30, 2012 and 2011. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our off-balance sheet arrangements that existed at September 30, 2012 and December 31, 2011.
Critical Accounting Policies. This section provides an update to, and should be read in conjunction with, the critical accounting policies and estimates summarized in our 2011 Form 10-K under “Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, our goodwill and identifiable indefinite-lived intangible assets policy is updated in order to provide the results of our annual impairment testing performed as of the end of February 2012. In addition, our program rights policy is updated to provide additional clarification regarding the role this policy has in understanding our results of operations.
Business Overview
We manage our business through the following two reportable segments:

•
National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via multichannel video programming distributors;

•
International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business, which primarily services the programming networks of the Company. AMC and Sundance Channel are distributed in Canada and Sundance Channel and WE tv are distributed in other countries throughout Europe and Asia. The International and Other reportable segment also includes VOOM HD, which we are winding down, and which continues to sell certain limited amounts of programming through program license agreements.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net
National Networks	$306,228	$258,347	$915,635	$776,920
International and Other	29,307	30,720	81,922	86,327
Inter-segment eliminations	(3,479)	(5,153)	(11,692)	(14,465)
Consolidated revenues, net	$332,056	$283,914	$985,865	$848,782
Operating income (loss)
National Networks	$98,528	$98,722	$319,043	$272,133
International and Other	(12,935)	(4,033)	(39,675)	(24,684)
Inter-segment eliminations	1,266	(245)	2,806	(52)
Consolidated operating income	$86,859	$94,444	$282,174	$247,397
AOCF (deficit)
National Networks	$116,440	$123,228	$385,435	$346,476
International and Other	(8,117)	(21)	(25,738)	(11,883)
Inter-segment eliminations	1,266	(245)	2,806	(52)
Consolidated AOCF	$109,589	$122,962	$362,503	$334,541
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income	$86,859	$94,444	$282,174	$247,397
Share-based compensation expense	4,362	3,697	12,846	12,187
Restructuring credit	—	(191)	(3)	(240)
Depreciation and amortization	18,368	25,012	67,486	75,197
AOCF	$109,589	$122,962	$362,503	$334,541
National Networks
In our National Networks segment, which accounted for 93% of our consolidated revenues for the nine months ended September 30, 2012, we earn revenues in two principal ways. First, we receive distribution revenue from affiliation fees paid by distributors. These revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Other sources of revenue are primarily derived from the licensing of original programming for distribution, including digital, foreign and home video distribution.

Advertising is our second principal source of revenues. Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of September 30, 2012, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the revenue earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than WE tv, IFC and Sundance Channel. WE tv, IFC and Sundance Channel, although carried by substantially all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. IFC and Sundance Channel are currently carried primarily on digital tiers, while WE tv is carried on either analog expanded basic or digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase if distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Other revenues vary based on the timing of availability of our programming to distributors.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, the majority of which have been critically acclaimed, award winning and commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. During 2012, AMC aired five scripted original series. This resulted in higher audience ratings for AMC. Among other things, higher audience ratings drive increased revenues particularly through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities.
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
DISH Network
Effective May 20, 2012 with regard to Sundance Channel and July 1, 2012 with regard to AMC, WE tv and IFC, DISH Network L.L.C. (“DISH Network”) terminated carriage of our national networks. At the time of the termination, DISH Network's termination reduced the Company's total subscribers under affiliation agreements by approximately 13%. This termination had a material impact on revenues, net for the three months ended September 30, 2012; however, it did not have a material impact on revenues, net for the nine months ended September 30, 2012. Additionally, the termination had a material impact on the Company's and the National Network's AOCF and operating income for both the three and nine months ended September 30, 2012.
On October 21, 2012, DISH Network, VOOM HD, and Cablevision entered into a confidential settlement agreement and release (the “Settlement Agreement”) to settle litigation between VOOM HD and DISH Network involving various claims arising out of a joint venture between the parties. See Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein for a description of the principal terms of this settlement agreement. Simultaneously with the execution of the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with AMC Network Entertainment LLC, WE: Women's Entertainment LLC, The Independent Film Channel LLC, The Sundance Channel L.L.C. and Fuse Network LLC, a subsidiary of The Madison Square Garden Company that provided for resumption of carriage of all the networks by no later than November 1, 2012.
Cablevision and the Company entered into an agreement which provides that Cablevision and the Company will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement of the litigation with DISH Network. As such, the allocation between Cablevision and the Company of the proceeds from the settlement will be determined pursuant to this agreement.
International and Other
Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, IFC Films, AMC Networks Broadcasting & Technology and VOOM HD.
VOOM HD historically offered a suite of channels, produced exclusively in high definition (“HD”) and marketed for distribution to DBS and other multichannel video programming distributors. VOOM was available in the U.S. only on the cable television systems of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) and on the satellite delivered programming of DISH Network. VOOM HD, which we are winding down, continues to sell certain limited amounts of programming through program license agreements. See also Note 7, Commitments and Contingencies in the unaudited consolidated financial statements included elsewhere herein.
Although we view our international expansion as an important long-term strategy, our international operations are currently expected to represent only a small percentage of our projected overall financial results over the next five years. However, international expansion could provide a benefit to our financial results if we are able to grow this portion of our business faster than expected. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e., dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory.
Spin-off from Cablevision
On June 30, 2011, Cablevision spun-off the Company (the “Distribution”) and we became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to us. Both Cablevision and the Company continue to be controlled by the Dolan family.
Corporate Expenses
Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from related parties as described in Note 11 in the unaudited consolidated financial statements included elsewhere herein. As a separate, stand-alone public company, we have expanded our financial, administrative and other staff to support the related new requirements. In addition, we continue to add staff and are adding systems to replace some of the functions previously provided by Cablevision. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through September 30, 2012 have been, and are expected to continue to be, lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date, the Company paid a management fee calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.
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

Consolidated Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$332,056	100%	$283,914	100%	$48,142	17%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	129,627	39	96,420	34	33,207	34
Selling, general and administrative	97,202	29	68,229	24	28,973	42
Restructuring credit	—	—	(191)	—	191	(100)
Depreciation and amortization	18,368	6	25,012	9	(6,644)	(27)
Total operating expenses	245,197	74	189,470	67	55,727	29
Operating income	86,859	26	94,444	33	(7,585)	(8)
Other income (expense):
Interest expense, net	(29,862)	(9)	(31,471)	(11)	1,609	(5)
Write-off of deferred financing costs	(334)	—	—	—	(334)	—
Loss on extinguishment of debt	—	—	(17)	—	17	(100)
Miscellaneous, net	1	—	(199)	—	200	(101)
Total other income (expense)	(30,195)	(9)	(31,687)	(11)	1,492	(5)
Income from continuing operations before income taxes	56,664	17	62,757	22	(6,093)	(10)
Income tax expense	(20,121)	(6)	(22,440)	(8)	2,319	(10)
Income from continuing operations	36,543	11	40,317	14	(3,774)	(9)
Income (loss) from discontinued operations, net of income taxes	105	—	(314)	—	419	(133)
Net Income	$36,648	11%	$40,003	14%	$(3,355)	(8)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended September 30,
	2012	2011	$ change	% change
Operating income	$86,859	$94,444	$(7,585)	(8)%
Share-based compensation expense	4,362	3,697	665	18
Restructuring credit	—	(191)	191	(100)
Depreciation and amortization	18,368	25,012	(6,644)	(27)
Consolidated AOCF	$109,589	$122,962	$(13,373)	(11)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$306,228	100%	$258,347	100%	$47,881	19%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	115,366	38	82,159	32	33,207	40
Selling, general and administrative	77,885	25	56,013	22	21,872	39
Depreciation and amortization	14,449	5	21,453	8	(7,004)	(33)
Operating income	$98,528	32%	$98,722	38%	$(194)	—%
The following is a reconciliation of our National Networks segment operating income to AOCF:

	Three Months Ended September 30,
	2012	2011	$ change	% change
Operating income	$98,528	$98,722	$(194)	—%
Share-based compensation expense	3,463	3,053	410	13
Depreciation and amortization	14,449	21,453	(7,004)	(33)
AOCF	$116,440	$123,228	$(6,788)	(6)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$29,307	100%	$30,720	100%	$(1,413)	(5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	18,944	65	18,968	62	(24)	—
Selling, general and administrative	19,379	66	12,417	40	6,962	56
Restructuring credit	—	—	(191)	(1)	191	(100)
Depreciation and amortization	3,919	13	3,559	12	360	10
Operating loss	$(12,935)	(44)%	$(4,033)	(13)%	$(8,902)	221%
The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	Three Months Ended September 30,
	2012	2011	$ change	% change
Operating loss	$(12,935)	$(4,033)	$(8,902)	221%
Share-based compensation expense	899	644	255	40
Restructuring credit	—	(191)	191	(100)
Depreciation and amortization	3,919	3,559	360	10
AOCF deficit	$(8,117)	$(21)	$(8,096)	n/m

Revenues, net
Revenues, net increased $48,142 to $332,056 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The net change by segment was as follows:

	Three Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$306,228	92%	$258,347	91%	$47,881	19%
International and Other	29,307	9	30,720	11	(1,413)	(5)
Inter-segment eliminations	(3,479)	(1)	(5,153)	(2)	1,674	(32)
Consolidated revenues, net	$332,056	100%	$283,914	100%	$48,142	17%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Three Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$107,453	35%	$98,482	38%	$8,971	9%
Affiliation fee and other	198,775	65	159,865	62	38,910	24
	$306,228	100%	$258,347	100%	$47,881	19%

•
Advertising revenues increased $8,971 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers and an increased number of original programming series, as compared to the number of original programming series that aired on AMC during the three months ended September 30, 2011, partially offset by a decrease associated with the DISH Network carriage termination. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen; and

•
Affiliation fee and other revenues increased $38,910 primarily due to an increase of $43,024 from digital and licensing distribution revenues derived from our National Networks original programming, primarily at AMC, partially offset by a decrease in affiliation fee revenues. The decrease in affiliation fee revenues was primarily attributable to a net decrease in subscribers (see discussion below) and a contractual adjustment from a distributor that increased revenue in the three months ended September 30, 2011, partially offset by the impact of lower amortization of deferred carriage fees. As previously discussed, other revenues can vary based on the timing of availability of our programming to distributors. Due to this variability, the increase in affiliation fee and other revenues at AMC for the three months ended September 30, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012.

The following table presents certain subscriber information at September 30, 2012, June 30, 2012 and September 30, 2011:

	Estimated Domestic Subscribers
National Programming Networks:	September 30, 2012	June 30, 2012	September 30, 2011
AMC (1)	84,300	96,900	96,000
WE tv (1)	66,600	78,500	76,500
IFC (1)	55,200	66,900	61,600
Sundance Channel (2)	40,600	40,400	41,100

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.
The decline in AMC, WE tv and IFC subscribers as of September 30, 2012 as compared to June 30, 2012 and Sundance Channel subscribers as of September 30, 2012 as compared to September 30, 2011 principally reflects the impact of carriage being terminated by DISH Network on July 1, 2012 and May 20, 2012, respectively. On October 21, 2012, AMC WE tv, IFC and Sundance Channel entered into a long-term affiliation agreement with DISH Network to resume distribution of each network. For AMC, such distribution resumed effective as of October 21, 2012 and for WE tv, IFC and Sundance Channel, distribution resumed as of October 31, 2012.

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
International and Other
The decrease in International and Other revenues, net is attributable to the following:

	Three Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$5	—%	$5	—%	$—	—%
Affiliation fee and other	29,302	100	30,715	100	(1,413)	(5)
	$29,307	100%	$30,720	100%	$(1,413)	(5)%

•
Affiliation fee and other revenues (excluding VOOM HD) decreased $1,024 primarily related to decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements and a net decrease in revenue at IFC Films, partially offset by increased foreign affiliation fee revenues from our international distribution of Sundance and WE tv channels due to expanded distribution in Asia and Europe; and

•	Affiliation fees and other revenues at VOOM HD decreased $389 primarily related to lower foreign licensing revenues.
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
Technical and operating expense (excluding depreciation and amortization) increased $33,207 to $129,627 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The net increase by segment was as follows:

	Three Months Ended September 30,
	2012	2011	$ change	% change
National Networks	$115,366	$82,159	$33,207	40%
International and Other	18,944	18,968	(24)	—
Inter-segment eliminations	(4,683)	(4,707)	24	(1)
Total	$129,627	$96,420	$33,207	34%
Percentage of revenues, net	39%	34%
National Networks
The increase in the National Networks segment is attributable to the increased amortization of program rights of $32,366 which includes a write-off of $8,323 based on management's assessment of programming usefulness and increased participation and residual costs at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase for the fourth quarter and full year of 2012 over the prior year comparable period.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $28,973 to $97,202 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase by segment was as follows:

	Three Months Ended September 30,
	2012	2011	$ change	% change
National Networks	$77,885	$56,013	$21,872	39%
International and Other	19,379	12,417	6,962	56
Inter-segment eliminations	(62)	(201)	139	(69)
Total	$97,202	$68,229	$28,973	42%
Percentage of revenues, net	29%	24%
National Networks
The $21,872 increase in the National Networks segment consists of a $18,537 increase for sales and marketing expenses principally attributable to increased costs for subscriber retention marketing efforts associated with the DISH Network carriage termination and an increase at AMC due to the airing of a higher number of original programming series during the three months ended September 30, 2012 compared to the same period in 2011, increased general and administrative costs of $2,339 primarily due to higher employee related expenses and costs incurred in connection with becoming a stand-alone public company and an increase of $996 in expenses relating to long-term incentive plans and share-based compensation expense.
There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming.
International and Other
The increase in the International and Other segment consists of an increase of $1,144 for selling, marketing and advertising costs primarily due to an increase at AMC/Sundance Channel Global due to increased distribution in Asia and Europe, and an increase of $631 for general and administrative costs incurred in connection with becoming a stand-alone public company. In addition, selling, general and administrative expense increased due to an increase of $4,697 related to VOOM HD principally due to increased legal fees and other related costs and expenses in connection with the DISH Network contract dispute and an increase in share-based compensation expense and expenses relating to long-term incentive plans of $490.
Depreciation and amortization
Depreciation and amortization decreased $6,644 to $18,368 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The net decrease by segment was as follows:

	Three Months Ended September 30,
	2012	2011	$ change	% change
National Networks	$14,449	$21,453	$(7,004)	(33)%
International and Other	3,919	3,559	360	10
	$18,368	$25,012	$(6,644)	(27)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense at Sundance Channel and at AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.

AOCF
AOCF decreased $13,373 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease by segment was as follows:

	Three Months Ended September 30,
	2012	2011	$ change	% change
National Networks	$116,440	$123,228	$(6,788)	(6)%
International and Other	(8,117)	(21)	(8,096)	n/m
Inter-segment eliminations	1,266	(245)	1,511	(617)
AOCF	$109,589	$122,962	$(13,373)	(11)%
National Networks AOCF decreased due to an increase in technical and operating expenses of $33,207 resulting primarily from an increase in amortization of program rights and program rights write-off expense and an increase in selling, general and administrative expense of $21,872 primarily due to an increase in marketing expense as a result of the number of original programming series and subscriber retention marketing efforts associated with the DISH Network carriage termination, partially offset by an increase in revenues, net of $47,881.
International and Other AOCF deficit increased due primarily to a decrease in revenues, net of $1,413 and an increase in legal fees and other costs in connection with the DISH Network contract dispute.
Interest expense, net
The decrease in interest expense, net of $1,609 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable to lower outstanding principal balances under the Term A Facility (as defined below) due to $200,000 of voluntary principal prepayments since the inception of the loan in June 2011 and due to the regularly scheduled quarterly principal payments made under the Term B Facility (as defined below).
Write-off of deferred financing costs
In connection with the $50,000 voluntary prepayment in July 2012 of our Term A Facility (as defined below), deferred financing costs of $334 were written off in the three months ended September 30, 2012.
Income tax expense
For the three months ended September 30, 2012, income tax expense attributable to continuing operations was $20,121, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $1,147, partially offset by a tax benefit of $570 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards. We expect our effective tax rate to be approximately 38% for both the fourth quarter and for the year.
For the three months ended September 30, 2011, income tax expense attributable to continuing operations was $22,440, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $1,272 and tax expense of $839 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,674 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$985,865	100%	$848,782	100%	$137,083	16%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	348,906	35	282,714	33	66,192	23
Selling, general and administrative	287,302	29	243,714	29	43,588	18
Restructuring credit	(3)	—	(240)	—	237	(99)
Depreciation and amortization	67,486	7	75,197	9	(7,711)	(10)
Total operating expenses	703,691	71	601,385	71	102,306	17
Operating income	282,174	29	247,397	29	34,777	14
Other income (expense):
Interest expense, net	(88,883)	(9)	(64,554)	(8)	(24,329)	38
Write-off of deferred financing costs	(646)	—	(5,703)	(1)	5,057	(89)
Loss on extinguishment of debt	—	—	(14,535)	(2)	14,535	(100)
Miscellaneous, net	(631)	—	(120)	—	(511)	426
Total other income (expense)	(90,160)	(9)	(84,912)	(10)	(5,248)	6
Income from continuing operations before income taxes	192,014	19	162,485	19	29,529	18
Income tax expense	(70,989)	(7)	(65,388)	(8)	(5,601)	9
Income from continuing operations	121,025	12	97,097	11	23,928	25
Income (loss) from discontinued operations, net of income taxes	314	—	(121)	—	435	(360)
Net Income	$121,339	12%	$96,976	11%	$24,363	25%
The following is a reconciliation of our consolidated operating income to AOCF:

	Nine Months Ended September 30,
	2012	2011	$ change	% change
Operating income	$282,174	$247,397	$34,777	14%
Share-based compensation expense	12,846	12,187	659	5
Restructuring credit	(3)	(240)	237	(99)
Depreciation and amortization	67,486	75,197	(7,711)	(10)
Consolidated AOCF	$362,503	$334,541	$27,962	8%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$915,635	100%	$776,920	100%	$138,715	18%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	304,756	33	237,779	31	66,977	28
Selling, general and administrative	235,555	26	202,503	26	33,052	16
Depreciation and amortization	56,281	6	64,505	8	(8,224)	(13)
Operating income	$319,043	35%	$272,133	35%	$46,910	17%
The following is a reconciliation of our National Networks segment operating income to AOCF:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
Operating income	$319,043	$272,133	$46,910	17%
Share-based compensation expense	10,111	9,838	273	3
Depreciation and amortization	56,281	64,505	(8,224)	(13)
AOCF	$385,435	$346,476	$38,959	11%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$81,922	100%	$86,327	100%	$(4,405)	(5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	58,381	71	58,706	68	(325)	(1)
Selling, general and administrative	52,014	63	41,853	48	10,161	24
Restructuring credit	(3)	—	(240)	—	237	(99)
Depreciation and amortization	11,205	14	10,692	12	513	5
Operating loss	$(39,675)	(48)%	$(24,684)	(29)%	$(14,991)	61%
The following is a reconciliation of our International and Other segment operating loss to AOCF deficit:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
Operating loss	$(39,675)	$(24,684)	$(14,991)	61%
Share-based compensation expense	2,735	2,349	386	16
Restructuring credit	(3)	(240)	237	(99)
Depreciation and amortization	11,205	10,692	513	5
AOCF deficit	$(25,738)	$(11,883)	$(13,855)	117%

Revenues, net
Revenues, net increased $137,083 to $985,865, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The net increase by segment was as follows:

	Nine Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$915,635	93%	$776,920	92%	$138,715	18%
International and Other	81,922	8	86,327	10	(4,405)	(5)
Inter-segment eliminations	(11,692)	(1)	(14,465)	(2)	2,773	(19)
Consolidated revenues, net	$985,865	100%	$848,782	100%	$137,083	16%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Nine Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$366,218	40%	$312,318	40%	$53,900	17%
Affiliation fee and other	549,417	60	464,602	60	84,815	18
	$915,635	100%	$776,920	100%	$138,715	18%

•
Advertising revenues increased $53,900 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers and an increased number of original programming series, as compared to the number of original programming series that aired on AMC during the nine months ended September 30, 2011, partially offset by a decrease associated with the DISH Network carriage termination. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to this variability, the increase in advertising revenues at AMC for the nine months ended September 30, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012; and

•
Affiliation fee and other revenues increased $84,815 primarily due to an increase of $65,180 from digital, licensing, international and home video distribution revenues derived from our National Networks programming, primarily at AMC, and an increase in affiliation fee revenues primarily attributable to an increase in rates, including the impact of lower amortization of deferred carriage fees, partially offset by the net decrease in subscribers and a contractual adjustment from a distributor that increased revenue in 2011. As previously discussed, other revenues can vary based on the timing of availability of our programming to distributors. Due to this variability, the increase in affiliation fee and other revenues for the nine months ended September 30, 2012 as compared to the same period in 2011 is not necessarily indicative of what we expect for the remainder of 2012.

International and Other
The decrease in International and Other revenues, net is attributable to the following:

	Nine Months Ended September 30,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$15	—%	$15	—%	$—	—%
Affiliation fee and other	81,907	100	86,312	100	(4,405)	(5)
	$81,922	100%	$86,327	100%	$(4,405)	(5)%

•
Affiliation fees and other revenues (excluding VOOM HD) decreased $2,401 primarily related to decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements and a net decrease in revenue at IFC Films, partially offset by increased foreign affiliation fee revenues from our international distribution of Sundance Channel and WE tv channels due to expanded distribution in Asia and Europe; and

•
Affiliation fees and other revenues at VOOM HD decreased $2,004 primarily related to lower foreign affiliation fee and licensing revenue and ceasing distribution of the Rush HD channel in Europe in April 2011.

Technical and operating expense (excluding depreciation and amortization)
Technical and operating expense (excluding depreciation and amortization) increased $66,192 to $348,906 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The net increase by segment was as follows:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
National Networks	$304,756	$237,779	$66,977	28%
International and Other	58,381	58,706	(325)	(1)
Inter-segment eliminations	(14,231)	(13,771)	(460)	3
Total	$348,906	$282,714	$66,192	23%
Percentage of revenues, net	35%	33%
National Networks
The increase in the National Networks segment is attributable to increased amortization of program rights of $67,260 primarily at AMC and WE tv which includes a write-off of $8,323 based on management's assessment of programming usefulness and increased participation and residual costs at AMC, partially offset by a decrease of $283 for programming related costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming from other programming services increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase for the fourth quarter and full year of 2012 over the prior year comparable period.
International and Other
The International and Other segment (excluding VOOM HD) decreased primarily due to; (i) a decrease of $3,125 in transmission expenses at AMC Networks Broadcasting & Technology due to a reduction in transmission agreements, (ii) a decrease of $3,382 in content acquisition costs at IFC Films, offset by (iii) an increase at AMC/Sundance Channel Global of $4,897 related to programming costs, (iv) an increase of $1,757 in transmission and programming related expenses due to increased distribution in Asia and Europe and (v) an increase of $2,284 in programming expenses for our developing businesses. Technical and operating expenses in the International and Other segment also decreased because programming costs at VOOM HD decreased $2,238 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.
Selling, general and administrative expense
Selling, general and administrative expense increased $43,588 to $287,302 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase by segment was as follows:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
National Networks	$235,555	$202,503	$33,052	16%
International and Other	52,014	41,853	10,161	24
Inter-segment eliminations	(267)	(642)	375	(58)
Total	$287,302	$243,714	$43,588	18%
Percentage of revenues, net	29%	29%
National Networks
The increase in the National Networks segment consists of a $44,822 increase for sales and marketing expenses principally due to the airing of a higher number of original programming series during the nine months ended September 30, 2012 and increased marketing costs for subscriber retention marketing efforts associated with the DISH Network carriage termination as well as a net increase in other general and administrative costs of $3,439 primarily due to higher employee related expenses and costs incurred in connection with becoming a stand-alone public company net of a reduction of corporate allocations from Cablevision following the Distribution. These increases were partially offset by a reduction of $13,958 in management fees as well as a decrease of $1,251 in expenses relating to long-term incentive plans and share-based compensation expense.

Prior to the Distribution, pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on certain subsidiaries’ gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.
There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment (excluding VOOM HD) primarily consists of an increase of $4,070 for selling, marketing and advertising costs primarily at AMC/Sundance Channel Global and IFC Films due to increased spending on titles being distributed, a net increase of $2,166 for general and administrative costs incurred in connection with becoming a stand-alone public company, net of a reduction of corporate allocations from Cablevision following the Distribution and an increase in share-based compensation expense and expenses relating to long-term incentive plans of $516. Selling, general and administrative expenses in the International and Other segment also increased due to an increase of $3,415 related to VOOM HD due primarily to higher legal fees and other related costs and expenses in connection with the DISH Network contract dispute.
Depreciation and amortization
Depreciation and amortization decreased $7,711 to $67,486 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The net decrease by segment was as follows:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
National Networks	$56,281	$64,505	$(8,224)	(13)%
International and Other	11,205	10,692	513	5
	$67,486	$75,197	$(7,711)	(10)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense of $7,366 at Sundance Channel and at AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.
AOCF
AOCF increased $27,962 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The net increase by segment was as follows:

	Nine Months Ended September 30,			%
	2012	2011	$ change	change
National Networks	$385,435	$346,476	$38,959	11%
International and Other	(25,738)	(11,883)	(13,855)	117
Inter-segment eliminations	2,806	(52)	2,858	n/m
AOCF	$362,503	$334,541	$27,962	8%
National Networks AOCF increased due to an increase in revenues, net of $138,715 and a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense which includes program rights write-offs of $8,323 and marketing expense due to the increase in the number of original programming premieres and subscriber retention marketing efforts associated with the DISH Network carriage termination.
International and Other AOCF deficit increased primarily due a decrease in revenues, net of $4,405, an increase in selling, general and administrative expenses and programming and transmission related costs and selling costs at AMC/Sundance Channel Global and an increase in legal fees and other costs in connection with the DISH Network contract dispute.

Interest expense, net
The increase in interest expense, net of $24,329 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is attributable to the following:

Nine Months Ended
September 30, 2012
Indebtedness incurred in connection with the Distribution	$51,715
Repayment of the RNS senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(32,506)
Interest rate swap contracts	4,632
Decrease in interest income	631
Other	(143)
$24,329
Write-off of deferred financing costs
In connection with the $100,000 of voluntary prepayments in 2012 of our Term A Facility (as defined below), deferred financing costs of $646 were written off in the nine months ended September 30, 2012. The write-off of deferred financing costs of $5,703 for the nine months ended September 30, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the Rainbow National Services LLC ("RNS") 8 3/4% senior notes in May 2011, and $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10 3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution.
Loss on extinguishment of debt
The loss on extinguishment of debt of $14,535 for the nine months ended September 30, 2011 primarily represents $14,185 for the excess of the redemption price, premium paid and related fees along with the accretion to principal over the carrying value of the $325,000 RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution.
Income tax expense
For the nine months ended September 30, 2012, income tax expense attributable to continuing operations was $70,989, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $4,210 and tax expense of $1,544 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,370 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards. We expect our effective tax rate to be approximately 38% for both the fourth quarter and for the year.
For the nine months ended September 30, 2011, income tax expense attributable to continuing operations was $65,388, representing an effective tax rate of 40%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $6,562 and tax expense of $2,908 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $2,182 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.
Liquidity and Capital Resources
Our operations have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
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
Our principal uses of cash include our debt service, voluntary prepayments of debt and the acquisition and production of programming. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue for the remainder of 2012. Historically, our businesses have not required significant capital expenditures. However, since the Distribution, as we continue to invest in infrastructure, we expect that our capital expenditures may be higher in future periods. In the nine months ended September 30, 2012, we voluntarily prepaid $100,000 of the outstanding balance of the Term A Facility (as defined below) and also paid quarterly installments of $4,463 under the Term B Facility (as defined below). In November 2012, we voluntarily prepaid an additional

$50,000 of the outstanding balance of the Term A Facility. The required term loan repayments over the next twelve months will be $5,950. We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of our debt. As a result, we will then be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.
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
On June 30, 2011 AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement (the “Credit Facility”). The Credit Facility provides AMC Networks with senior secured credit facilities consisting of a $1,130,000 term loan A facility (the “Term A Facility”), a $595,000 term loan B facility (the “Term B Facility”) and a $500,000 revolving credit facility (the “Revolving Facility”). The Term A Facility and the Term B Facility were discounted $5,650 and $12,986, respectively, upon original issuance. The Term A Facility matures June 30, 2017, the Term B Facility matures December 31, 2018 and the Revolving Facility matures June 30, 2016. As of September 30, 2012, amounts outstanding, net of discount, under the Term A Facility and Term B Facility were $926,016 and $576,463, respectively.
The Revolving Facility remains undrawn at September 30, 2012. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
The borrowings under the Term A Facility and Revolving Facility portions of the Credit Facility may be voluntarily prepaid without premiums and penalty at any time. From inception through September 30, 2012, we voluntarily prepaid $200,000 of the outstanding balance under the Term A Facility. In November 2012, we voluntarily prepaid an additional $50,000 of the outstanding balance under the Term A Facility. These voluntary prepayments were applied to the earliest required quarterly installments due. As a result, the next required quarterly installment under the Term A Facility will be due on December 31, 2014 in the amount of $4,250.
AMC Networks was in compliance with all of its covenants under its Credit Facility as of September 30, 2012.
We may request an increase in the Term A Facility and/or Revolving Facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined in the Credit Facility, to exceed 4.75:1. As of September 30, 2012, the Company does not have any commitments for an incremental facility.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the nine months ended September 30:

	2012	2011
Continuing operations:
Cash flow provided by operating activities	$224,002	$202,361
Cash flow used in investing activities	(14,508)	(7,386)
Cash flow used in financing activities	(112,559)	(50,128)
Net increase in cash from continuing operations	96,935	144,847
Discontinued operations:
Net increase in cash from discontinued operations	$481	$152

Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $224,002 for the nine months ended September 30, 2012 as compared to $202,361 for the nine months ended September 30, 2011. The September 30, 2012 cash provided by operating activities resulted from $471,517 of net income before depreciation and amortization, amortization of program rights and other non-cash items, a decrease in accounts receivable, trade of $32,550 as well as a net increase in other net liabilities of $33,458 partially offset by payments for program rights of $313,523.
Cash flows from operating activities for the nine months ended September 30, 2012 is not necessarily indicative of what we expect for the remainder of 2012 due to various factors, including the timing of our cash investments in our original programming, the impact of the settlement of the DISH Network contract dispute and the impact of the DISH Network termination and subsequent resumption of carriage of our national networks (discussed elsewhere herein).
The September 30, 2011 cash provided by operating activities resulted from $455,191 of net income before depreciation and amortization and other non-cash items, partially offset by a decrease in cash resulting from payments for program rights of $224,949, a decrease in accounts payable, accrued expenses and other liabilities of $13,484, an increase in prepaid expenses and other assets of $11,279 and a decrease of other net liabilities of $3,118.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $14,508 and $7,386, respectively, which consisted primarily of capital expenditures of $13,673 and $7,129 for the nine months ended September 30, 2012 and 2011, respectively.
Financing Activities
Net cash used in financing activities amounted to $112,559 for the nine months ended September 30, 2012 as compared to $50,128 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, financing activities consisted of repayments of credit facility debt of $104,463, treasury stock acquired from the acquisition of restricted shares of $15,989, principal payments on capital leases of $1,047 and payments for financing costs of $393, partially offset by proceeds from stock option exercises of $2,074 and the excess tax benefits from share-based compensation arrangements of $7,259.
Net cash used in financing activities amounted to $50,128 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364 and proceeds from stock option exercises of $2,460, which was more than offset by the repayment of credit facility debt of $826,488, payments for the redemption of senior notes and senior subordinated notes, including tender premiums and fees of $638,365, deferred financing costs of $26,599, principal payments on capital leases of $3,417 and treasury stock acquired from acquisition of restricted shares of $83.
Off-Balance Sheet Arrangements
As of September 30, 2012, our off-balance sheet arrangements not reflected on the consolidated balance sheet decreased approximately $26,000 to approximately $317,600 as compared to approximately $343,600 at December 31, 2011. The decrease relates primarily to future program rights obligations.
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
We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $8,323 and $665 were recorded for the nine months ended September 30, 2012 and 2011, respectively.
Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-07, Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (ASU 2012-07), which eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. ASU 2012-07 also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 does not change an entity's responsibility to analyze and consider any relevant subsequent events and information to assess whether the fair value measurement reflects all relevant information and assumptions that market participants would have considered under the current conditions at the measurement date. This authoritative guidance will be effective for our programming usefulness impairment assessments performed on or after December 15, 2012 and earlier application is permitted.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. This authoritative guidance will be effective for our 2013 annual impairment test and earlier adoption is permitted. We will evaluate performing a qualitative assessment in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2012, the fair value of our fixed rate debt of $791,000 was more than its carrying value of $687,169 by $103,831. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2012 would increase the estimated fair value of our fixed rate debt by approximately $27,000 to approximately $820,000.
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
As of September 30, 2012, we have $2,189,648 of debt outstanding (excluding capital leases), of which $1,502,479 outstanding under our Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2012 could increase our annual interest expense approximately $15,000.
As of September 30, 2012, we have interest rate swap contracts outstanding with notional amounts aggregating $849,406. The aggregate fair value of interest rate swap contracts at September 30, 2012 was a liability of $24,429 (included in other liabilities). Accumulated other comprehensive loss consists of $15,390 of cumulative unrealized losses, net of tax, on the floating-to-fixed interest rate swaps. As a result of these transactions, the interest rate paid on approximately 70% of the Company’s debt (excluding capital leases) as of September 30, 2012 is effectively fixed (31% being fixed rate obligations and 39% effectively fixed through utilization of these interest rate swap contracts). At September 30, 2012, the Company’s interest rate cash flow hedges were highly effective, in all material respects.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
This report does not include management’s assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 7, Commitments and Contingencies, in the unaudited consolidated financial statements included elsewhere herein.

Item 6.	Exhibits.

(a)	Index to Exhibits.

*	10.1
Settlement Agreement dated as of October 21, 2012 by and between Voom HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation.

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
__________________

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

AMC Networks Inc.

Date:	November 8, 2012	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer