Form 10-K
period 2012-12-31
AMC Networks Inc.
filed 2013-02-26
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Yes  ☑ No  ☐
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,029,000,000.
The number of shares of common stock outstanding as of February 19, 2013:

Class A Common Stock par value $0.01 per share	60,614,883
Class B Common Stock par value $0.01 per share	11,784,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

Part I
Item 1. Business.
General
AMC Networks Inc. is a Delaware corporation with our principal executive offices at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. Unless the context otherwise requires, all references to “we,” “our,” “us,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. “AMC Networks Inc.” refers to AMC Networks Inc. individually as a separate entity. Our telephone number is (212) 324-8500. Our internet address is http://www.amcnetworks.com and the investor relations section of our website is located at http://investor.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this Annual Report on Form 10-K (this “Annual Report”) are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
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
Our Company
AMC Networks owns and operates several of cable television’s most recognized brands delivering high quality content to audiences and a valuable platform to distributors and advertisers. Since our founding in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry’s leading programming networks. Since our inception, including through our creation of Bravo (in 1980), which we sold to NBC Universal in 2002, and AMC (in 1984), we have focused on programming of film and original productions. We have continued our dedication to quality programming and storytelling through our creation of The Independent Film Channel (today known as IFC) in 1994 and WE tv (which we launched as Romance Classics in 1997) and our acquisition of Sundance Channel in June 2008.
We manage our business through two reportable operating segments: (i) National Networks, which includes AMC, WE tv, IFC and Sundance Channel; and (ii) International and Other, which includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business. Our National Networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). In addition to our extensive U.S. distribution, AMC, IFC and Sundance Channel are available in Canada and Sundance Channel and WE tv are available in other countries throughout Europe and Asia. We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue includes affiliation fees paid by distributors to carry our programming networks as well as the licensing of programming for digital, foreign and home video distribution. Other sources of revenue include origination fee revenue from our network technical services business and the licensing of brands for consumer products. In 2012, distribution and other revenue accounted for 61% of our consolidated revenues, net and advertising sales accounted for 39% of our consolidated revenues, net.
For financial information of the Company by operating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations” and Note 16 to the accompanying consolidated financial statements.

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
Broad Distribution and Penetration of Our National Networks. Our national networks are broadly distributed in the United States. AMC, WE tv, IFC and Sundance Channel are each carried by all major multichannel video programming distributors. Our national networks are available to a significant percentage of subscribers in these distributors’ systems. This broad distribution and penetration provides us with a strong national platform on which to maintain, promote and grow our business.
Compelling Programming. We continually refine our mix of programming and, in addition to our popular film content, have increasingly focused on highly visible, critically-acclaimed original programming, including the award-winning Mad Men, Breaking Bad and The Walking Dead, which in 2012 became the first cable series in television history to achieve higher Nielsen Media Research (“Nielsen”) ratings than any other show of the Fall broadcast season among adults 18-49. Other popular series include The Killing, Hell on Wheels, Braxton Family Values, Mary Mary and Portlandia. Our focus on quality original programming, targeting specific audiences, has allowed us in recent years to increase our programming networks’ ratings and their viewership within these respective targeted demographics.
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
Continued Development of High-Quality Original Programming. We intend to continue developing strong original programming across all of our programming networks to enhance our brands, strengthen our relationships with our viewers, distributors and advertisers, and increase distribution and audience ratings. We believe that our continued investment in original programming supports future growth in distribution and advertising revenue. We also intend to continue to expand the exploitation of our original programming across multiple media and distribution platforms.
Increased Distribution of our Programming Networks. Of our four national networks, only AMC is substantially fully distributed in the United States. We intend to continue to seek increased distribution of our other national networks to grow affiliate and advertising revenues. In addition, we are expanding the distribution of our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006). We are building on this base through a distribution arrangement for AMC/Sundance Channel Global in Canada which we entered into in 2010, fifteen countries in Europe and seven countries in Asia, with additional expansion planned in 2013 and future years. We also distribute an international version of WE tv in five countries in Asia, with further expansion planned in other Asian markets.
Continued Growth of Advertising Revenue. We have a proven track record of significantly increasing revenue by introducing advertising on networks that were previously not advertiser supported. We first accomplished this in 2002, when we moved AMC and WE tv to an advertiser-supported model. More recently, in December 2010, we moved IFC to such a model. We seek to continue to evolve the programming on each of our networks to achieve even stronger viewer engagement within their respective core targeted demographics, thereby increasing the value of our programming to advertisers and allowing us to obtain higher advertising rates. For example, we continue to refine the programming mix on IFC to include alternative comedy programming, such as Portlandia and Comedy Bang! Bang!, in order to increase IFC’s appeal to its targeted demographic of adults aged 18 to 49. We are also continuing to seek additional advertising revenue at AMC and WE tv through higher Nielsen ratings in desirable demographics.
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
Exploitation of Emerging Media Platforms. The technological landscape surrounding the distribution of entertainment content is continuously evolving as new digital platforms emerge. We intend to distribute our content across as many of these new platforms as possible, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video-on-demand platforms, all of which permit subscribers to access programs at their convenience. We also make our IFC Films library content available on third-party digital platforms such as Netflix and iTunes. In addition to amctv.com, which delivers over 4 million unique browsers each month, our national networks each host dedicated websites that promote their brands, provide programming information and provide access to content.
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
National Networks
We own four nationally distributed entertainment programming networks: AMC, WE tv, IFC and Sundance Channel, which are available to our distributors in high-definition and/or standard-definition formats. Our programming networks principally generate their revenues from the distribution of programming and the sale of advertising. Affiliation fees paid by multichannel video programming distributors represent the largest component of distribution revenue, which also includes the licensing of original programming for digital, foreign and home video distribution. As of December 31, 2012, AMC, WE tv and IFC had 98.9 million, 81.5 million and 69.6 million Nielsen subscribers, respectively, and Sundance Channel had 50.2 million viewing subscribers (for a discussion of the difference between Nielsen subscribers and viewing subscribers, see “Subscriber and Viewer Measurement” below). Reported subscribers as of December 31, 2012 increased as compared to December 31, 2011 primarily reflecting the repositioning of our networks carriage with certain operators to more widely distributed tiers of service (see below).
AMC
AMC is a television network dedicated to the highest quality storytelling, whether commemorating favorite films or creating acclaimed original programming. In addition to presenting popular feature films from its comprehensive movie library, AMC features original programming that includes critically-acclaimed and award-winning original scripted dramatic series such as Mad Men, Breaking Bad, The Killing, Hell on Wheels and The Walking Dead, which in 2012 became the first cable series in television history to achieve higher Nielsen ratings than any other show of the Fall broadcast season among adults 18-49. Additionally, the network has introduced unscripted programming, including Talking Dead (a live talk show that follows premiere episodes of The Walking Dead), Comic Book Men, The Pitch and Small Town Security.
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
AMC Subscribers and Affiliation Agreements. As of December 31, 2012, AMC had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 99 million Nielsen subscribers.
Historical Subscribers—AMC

	2012	2011	2010
	(in millions)
Nielsen Subscribers (at year-end)	98.9	96.3	96.4
Growth from Prior Year-end	3%	—%	1%
WE tv
WE tv is a women’s network that features original stories for and about modern women who are taking charge of their life, their family and their household.
WE tv’s original series include Braxton Family Values, Tamar & Vince, Mary Mary, Joan and Melissa: Joan Knows Best? and My Fair Wedding with David Tutera, among others. Additionally, WE tv’s programming includes series such as Charmed, Ghost Whisperer and Roseanne as well as feature films, with exclusive license rights to certain films from studios such as Paramount, Sony and Warner Bros.
WE tv Subscribers and Affiliation Agreements. As of December 31, 2012, WE tv had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 82 million Nielsen subscribers.
Historical Subscribers—WE tv

	2012	2011	2010
	(in millions)
Nielsen Subscribers (at year-end)	81.5	76.1	76.8
Growth from Prior Year-end	7%	(1)%	3%
IFC
IFC creates original comedies that are in keeping with the network’s “Always On. Slightly Off” brand and which air alongside a collection of films and comedic cult TV shows.
The network’s original content includes the comedy series Portlandia, created by and starring Fred Armisen and Carrie Brownstein, and executive produced by Saturday Night Live's Lorne Michaels. Other IFC originals include Comedy Bang! Bang!, R. Kelly's Trapped in the Closet and Out There, an animated series created by the long time animation director of South Park (which premiered February 2013). IFC’s programming also includes series such as Arrested Development, Freaks and Geeks and Malcolm in the Middle, along with films from independent film distributors including Fox, Miramax, Sony, IFC Films, Lionsgate, Universal, Paramount and Warner Bros.
IFC Subscribers and Affiliation Agreements. As of December 31, 2012, IFC had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 70 million Nielsen subscribers.
Historical Subscribers—IFC

	2012	2011	2010
	(in millions)
Nielsen Subscribers (at year-end)	69.6	65.3	62.7
Growth from Prior Year-end	7%	4%	4%
Sundance Channel
Launched in 1996 and acquired by us in 2008, Sundance Channel showcases today’s creative icons and the emerging talent of tomorrow, telling bold stories with a fresh point of view. In addition to award winning films, Sundance Channel is home to original programming that provides perspectives dedicated to founder Robert Redford’s mission to celebrate creativity.
In 2010, Sundance Channel embarked on an original scripted programming strategy with its first scripted mini-series, the acclaimed Carlos, which went on to win the 2011 Golden Globe® Award for Best Mini-Series or Motion Picture Made for Television. The network’s second scripted project, Appropriate Adult, aired in Fall 2011 to critical acclaim and was nominated for a 2012 Golden Globe® Award. In December 2012, the network premiered a brand new original co-production Restless, and star Charlotte Rampling was nominated for a 2013 Screen Actors Guild Award. In 2013, Sundance Channel will launch two new original scripted series, Top of the Lake and Rectify. Top of the Lake (from Oscar® winning director Jane Campion) is a miniseries starring Holly Hunter and Elisabeth Moss. Rectify is Sundance Channel’s first wholly owned original scripted series from the producers of AMC’s Breaking Bad.
Sundance Channel also has a slate of original unscripted series, each exploring aspects of contemporary culture. Sundance Channel original unscripted programming includes the docu-series Push Girls, and celebrity vehicles The Mortified Sessions and Iconoclasts. The network recently announced the greenlight of a non-fiction series The Writers’ Room, in partnership with Entertainment Weekly.
In addition, the network benefits from its relationship with Sundance Institute and the renowned Sundance Film Festival, where each year the network gives festival attendees and viewers exclusive access to the festival on-site and through dedicated programming on-air and online.
Sundance Channel Subscribers and Affiliation Agreements. As of December 31, 2012, Sundance Channel had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 50 million viewing subscribers. Sundance Channel currently generates advertising revenue from sponsorship arrangements and promotional breaks, rather than traditional advertising spots.
Historical Subscribers—Sundance Channel

	2012	2011	2010
	(in millions)
Viewing Subscribers* (at year-end)	50.2	42.1	39.9
Growth from Prior Year-end	19%	6%	5%

*
Subscriber counts are based on internal management reports and represent viewing subscribers. For a discussion of the differences between Nielsen subscribers and viewing subscribers, see “Subscriber and Viewer Measurement” below.

The increase in subscribers noted in the above table primarily reflects the repositioning of carriage of our Sundance Channel with certain operators to more widely distributed tiers of service.

International and Other

In addition to our National Networks, we also operate AMC/Sundance Channel Global, which is our international programming business; IFC Films, our independent film distribution business; and AMC Networks Broadcasting & Technology, our network technical services business. Our International and Other segment also includes VOOM HD Holdings LLC (“VOOM HD”), which we are winding down, and which continues to sell certain limited amounts of programming through program license agreements.
AMC/Sundance Channel Global
AMC/Sundance Channel Global’s business principally consists of seven distinct channels in thirteen languages spread across twenty-four countries, focusing primarily on AMC in Canada and globally on versions of the Sundance Channel and WE tv brands. Principally generating revenues from affiliation fees, AMC/Sundance Channel Global reached approximately 15.9 million viewing subscribers in Canada, Europe and Asia as of December 31, 2012, and has broad availability to distributors in Europe and in Asia through satellite and fiber delivery that can facilitate future expansion.
Sundance Channel—International
An internationally-recognized brand, Sundance Channel’s global services provide not only the best of the independent film world but also feature certain content from AMC, IFC, Sundance Channel and IFC Films, as well as serve as a unique pipeline of international content, in an effort to provide distinctive programming to an upscale audience.
The ability of Sundance Channel to offer content in standard definition and high definition ("HD") across multiple platforms provides value to distributors and opportunity for expansion into additional international markets. The international version of Sundance Channel is currently available via six distinct feeds providing service throughout various countries in Europe and Asia and provides programming in thirteen different languages. The network is distributed via satellite and fiber in Europe and via satellite in Asia with a substantial satellite footprint (which extends from the Philippines to the Middle East and from Russia to Australia).

Canada
We provide programming to the Canadian market through our AMC and Sundance Channel brands, which are distributed through affiliation arrangements with the three major Canadian multichannel video programming distributors and through trademark license and content distribution arrangements with Canadian programming outlets. AMC Canada has today achieved near-full distribution in the Canadian market.
WE tv Asia
Providing programming in the Korean and Mandarin languages, WE tv Asia provides a selection of the best domestic programming from the WE tv U.S. network with programs like Bridezillas and My Fair Wedding with David Tutera, and some of the best programming from networks in the U.S., such as Tabatha’s Salon Takeover and Tori & Dean. With the same broad satellite footprint as Sundance Channel—International, WE tv Asia is available in South Korea, Malaysia, Taiwan, Singapore and Hong Kong.
IFC Films
IFC Films, our independent film distribution business, makes independent films available to a worldwide audience. IFC Films operates three distribution labels: Sundance Selects, IFC Films and IFC Midnight, all of which distribute critically acclaimed independent films across virtually all available media platforms, including in theaters, on cable/satellite video-on-demand (reaching approximately 50 million homes), DVDs and cable network television, and streaming/downloading to computers and other electronic devices. IFC Films has a film library consisting of more than 500 titles. Recently released films include: the Oscar®-nominated How to Survive a Plague, On the Road, Your Sister's Sister and Sleepwalk with Me.
As part of its strategy to encourage the growth of the marketplace for independent film, IFC Films also operates IFC Center, DOC NYC and SundanceNow. IFC Center is a state-of-the-art independent movie theater located in the heart of New York City’s Greenwich Village. DOC NYC is an annual festival also located in New York City celebrating documentary storytelling in film, photography, prose and other media. IFC Films’ direct-to-consumer online digital platform, SundanceNow, makes our IFC Films library content and independent film content licensed from third parties available to consumers in the U.S. and around the globe.
AMC Networks Broadcasting & Technology
AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, which primarily services the programming networks of the Company. AMC Networks Broadcasting & Technology’s operations are located in Bethpage, New York, where AMC Networks Broadcasting & Technology consolidates origination and satellite communications functions in a 60,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has nearly 30 years’ experience across its network services groups, including affiliate engineering, network operations, traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.
Currently, AMC Networks Broadcasting & Technology is responsible for the origination of 33 programming feeds for national and international distribution. In addition to serving the programming networks of the Company, AMC Networks Broadcasting & Technology’s affiliated and third-party clients include Fuse, MSG Network, MSG Plus, MSG Varsity, SNY and Mid Atlantic Sports Network.

Content Rights and Development
The programming on our networks includes original programming that we control, either through outright ownership or through long-term licensing arrangements, and acquired programming that we license from studios and other rights holders.
Original Programming
We contract with some of the industry’s leading independent production companies, including Lionsgate, Sony Pictures Television, Fox Television Studios, Entertainment One Television USA, RelativityREAL, Magical Elves, Broadway Video, Reveille Productions and Pilgrim Films & Television, to produce most of the original programming that appears on our programming networks. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. We currently self produce two of our original series, AMC’s The Walking Dead and Sundance Channel's Rectify.
The original programming that we either exclusively license or own outright includes, for WE tv: Braxton Family Values, Mary Mary, Joan and Melissa: Joan Knows Best?, Cyndi Lauper: Still So Unusual and My Fair Wedding with David Tutera; for IFC: Portlandia and Comedy Bang! Bang!; for Sundance Channel: Push Girls, The Mortified Sessions and Iconoclasts. We may freely exhibit this programming on our networks or, in certain instances, through other distribution platforms, both in the U.S. and in international markets. We may also license this content to other programming networks or distribution platforms.
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
Acquired Programming
The majority of the content on our programming networks consists of existing films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as CSI: Miami, Charmed, Ghost Whisperer, Roseanne, Malcolm in the Middle and Arrested Development, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks to carry these series, films and other programming during certain window periods.
Affiliation Agreements
Affiliation Agreements. Our programming networks are distributed to our viewing audience pursuant to affiliation agreements with multichannel video programming distributors. These agreements, which typically have durations of several years, require us to deliver programming that meets certain standards set forth in the agreement. We earn affiliation fees under these agreements, generally based upon the number of each distributor’s subscribers who receive our programming or, in some cases, based on a fixed contractual monthly fee. Our affiliation agreements also give us the right to sell a specific amount of national advertising time on our programming networks.
Our programming networks’ existing affiliation agreements expire at various dates through 2021. Failure to renew affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. In 2012, Comcast and DirecTV each accounted for approximately 10% or more of our consolidated revenues, net.
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

Advertising Arrangements
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen.
In 2012, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.
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
Regulation
The Federal Communications Commission (the “FCC”) regulates programming networks in certain respects when they are affiliated with a cable television operator, as we are with Cablevision. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly.
Closed Captioning
Certain of our networks must provide closed-captioning of programming for the hearing impaired. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the Internet or through other Internet Protocol distribution.

CALM Act
FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards, and our affiliation agreements generally require us to certify compliance with such standards.
Obscenity Restrictions
Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.
Violent Programming
In 2007, the FCC issued a report on violence in programming that recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching. Recent events have led to a renewed interest by some members of Congress in the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.
Program Access
The “program access” provisions of the Federal Cable Act generally require satellite delivered video programming in which a cable operator holds an attributable interest, as that term is defined by the FCC, to be made available to all multichannel video programming distributors, including DBS providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC’s rules. FCC rules provide that the FCC may order a cable-affiliated programmer to continue to make a programming service available to a multichannel video programming distributor during the pendency of a program access complaint, under the terms of the existing contract. For purposes of these rules, the common directors and five percent or greater voting stockholders of Cablevision and AMC Networks are deemed to be cable operators with attributable interests in us. As long as we continue to have common directors and major stockholders with Cablevision, our satellite-delivered video programming services will remain subject to the program access provisions. The FCC allowed a previous blanket prohibition on exclusive arrangements with cable operators to expire in October 2012, but will consider case-by-case complaints that exclusive contracts between cable operators and cable-affiliated programmers significantly hinder or prevent a competing distributor from providing satellite cable programming.
The FCC has also extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers such as us when a showing can be made that the lack of such programming significantly hinders or prevents the distributor from providing satellite cable programming. The rules authorize the FCC to compel the licensing of such programming in response to a complaint by a multichannel video programming distributor. These rules could require us to make any terrestrial programming services we create available to multichannel video programming distributors on nondiscriminatory prices, terms and conditions.
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
Other Regulation
The FCC also imposes rules regarding political broadcasts and telemarketing.
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
Employees
As of December 31, 2012 we had 980 full-time employees and 30 part-time employees. In addition, one of our subsidiaries engages the services of writers who are subject to a collective bargaining agreement. We believe that our employee and labor relations are good.

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
If economic problems persist in the United States or in other parts of the world, our results of operations could be adversely affected.
Our business is significantly affected by prevailing economic conditions. We derive substantial revenues from advertising spending by U.S. businesses, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the United States could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues.
Decreases in U.S. consumer discretionary spending may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multichannel video programming distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.
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
Our programming networks depend upon agreements with a limited number of cable television system operators and other multichannel video programming distributors. In 2012, Comcast and DirecTV each accounted for approximately 10% or more of our consolidated revenues, net. The loss of any significant distributor would have a material adverse effect on our consolidated results of operations.
In addition, we have in some instances made upfront payments to distributors in exchange for additional subscribers or have agreed to waive or accept lower affiliation fees if certain numbers of additional subscribers are provided. We also may help fund our distributors' efforts to market our programming networks or we may permit distributors to offer promotional periods without payment of subscriber fees. As we continue our efforts to add viewing subscribers, our net revenues may be negatively affected by these deferred carriage fee arrangements, discounted subscriber fees or other payments.
Failure to renew our programming networks’ affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business.
Currently our programming networks have affiliation agreements that have staggered expiration dates through 2021. Failure to renew these affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business. A reduced distribution of our programming networks would adversely affect our affiliation fee revenue, and impact our ability to sell advertising or the rates we charge for such advertising. Even if affiliation agreements are renewed, we cannot assure you that the renewal rates will equal or exceed the rates that we currently charge these distributors.
Furthermore, the largest multichannel video programming distributors have significant leverage in their relationship with programming networks. The two largest cable distributors provide service to approximately 34% of U.S. households receiving multichannel video programming distribution, while the two largest DBS distributors provide service to an additional 34% of such households. Further consolidation among multichannel video programming distributors could increase this leverage.
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
Certain programming networks affiliated with broadcast networks like NBC, ABC, CBS or Fox may have a competitive advantage over our programming networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor's right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the cable television or other multichannel video programming distributors through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased affiliation and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier, thereby giving their affiliated programming network a competitive advantage over our own.
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
Our programming networks' success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce some of our original programming, we obtain most of the programming on our networks (including original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other parties if we are not in compliance with their terms.
We compete with other programming networks to secure desired programming. Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video-on-demand services and Internet-based content delivery services, such as Netflix, iTunes, Hulu and Amazon. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of digital distributors and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video-on-demand, Internet-based content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by emerging technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing.
We face risks from doing business internationally.
We distribute our programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

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
Although most aspects of our business generally are not directly regulated by the FCC, under the Communications Act of 1934, there are certain FCC regulations that govern our business either directly or indirectly. See Item 1, “Business—Regulation” in this Annual Report. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our business will be affected.
The United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations.
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
An important aspect of our growth strategy involves the expansion of our programming networks and brands into markets outside the United States. The distribution of our programming networks in foreign markets is subject to laws and regulations specific to those countries. Changes in laws and regulations of foreign jurisdictions could adversely affect our business and ability to access new foreign markets.
Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content, may decrease revenue received from our programming and adversely affect our businesses and profitability.
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States or that lack effective enforcement of such measures. The interpretation of copyright, privacy and other laws as applied to our content, and piracy detection and enforcement efforts, remain in flux. The failure to strengthen, or the weakening of, existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.
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
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information regarding our distributors, advertisers, viewers and employees as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
If our technology facility fails or its operations are disrupted, our performance could be hindered.
Our programming is transmitted by our subsidiary, AMC Networks Broadcasting & Technology. AMC Networks Broadcasting & Technology uses its technology facility for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. Like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility's services. Although we have an arrangement with a third party to re-broadcast the previous 48 hours of our networks' programming in the event of a disruption, we currently do not have a backup operations facility for our programming.
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
Any significant interruption at AMC Networks Broadcasting & Technology's facility affecting the distribution of our programming, or any failure in satellite transmission of our programming signals, could have an adverse effect on our operating results and financial condition.
The loss of any of our key personnel and artistic talent could adversely affect our business.
We believe that our future success will depend to a significant extent upon the performance of our senior executives. We generally do not maintain “key man” insurance. In addition, we depend on the availability of third-party production companies to create our original programming.  Some of the writers employed by one of our subsidiaries and some of the employees of third party production companies that create our original programming are subject to collective bargaining agreements. Any labor disputes or a strike by one or more unions representing our subsidiary's writers or employees of third-party production companies who are essential to our original programming could have a material adverse effect on our original programming and on our business as a whole. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.
Our substantial debt and high leverage could adversely affect our business.
We have a significant amount of debt. As of December 31, 2012, we have $2,180 million principal amount of total debt (excluding capital leases), $880 million of which is senior secured debt under our Credit Facility and $1,300 million of which is senior unsecured debt.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the 7.75% Notes Indenture, the 4.75% Notes Indenture and other agreements we may enter into in the future.
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
In the long-term, we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. As a result, we will be dependent upon our ability to access the capital and credit markets. Failure to raise significant amounts of funding to repay these obligations at maturity could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. The Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture will restrict, and market or business conditions may limit, our ability to do some of these things.
A significant portion of our debt bears interest at variable rates. While we have entered into hedging agreements limiting our exposure to higher interest rates, such agreements do not offer complete protection from this risk.
The agreements governing our debt, the Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
The agreements governing the Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture contain covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.
The Credit Facility requires us to comply with a Cash Flow Ratio and an Interest Coverage Ratio, each as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financing Agreements.”
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Despite our current levels of debt, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.
We may be able to incur additional debt in the future. The terms of the Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture allow us to incur substantial amounts of additional debt, subject to certain limitations. In addition, we may refinance all or a portion of our debt, including borrowings under the Credit Facility, and obtain the ability to incur more debt as a result. If new debt is added to our current debt levels, the related risks we could face would be magnified.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may further increase our future borrowing costs and reduce our access to capital.
The debt ratings for our notes are below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2012, our consolidated financial statements included approximately $2.6 billion of consolidated total assets, of which approximately $320 million were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
We may have a significant indemnity obligation to Cablevision if the Distribution is treated as a taxable transaction.
Prior to the distribution of all of the outstanding common stock of the Company to Cablevision stockholders in the Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Distribution, and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code (the “Code”) to Cablevision, AMC Networks, and holders of Cablevision common stock. Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.
If the Distribution does not qualify for tax-free treatment for United States federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision's stockholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of Cablevision's earnings and profits, then as a non-taxable return of capital to the extent of each stockholder's tax basis in his or her Cablevision stock, and thereafter as capital gain with respect to the remaining value. It is expected that the amount of any such taxes to Cablevision's stockholders and Cablevision would be substantial.
As part of the Distribution, we entered into a tax disaffiliation agreement with Cablevision, which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the tax disaffiliation agreement, we are required to indemnify Cablevision for losses and taxes of Cablevision relating to the Distribution or any related debt exchanges resulting from the breach of certain covenants, including as a result of certain acquisitions of our stock or assets or as a result of modification or repayment of certain related debt in a manner inconsistent with the private letter ruling or letter ruling request. If we are required to indemnify Cablevision under the circumstances set forth in the tax disaffiliation agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business, results of operations, financial position and cash flows.
The tax rules applicable to the Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after June 30, 2011, the date of the Distribution.
To preserve the tax-free treatment of the Distribution to Cablevision and its stockholders, under the Tax Disaffiliation Agreement with Cablevision, for the two-year period following June 30, 2011, the date of the Distribution, we will be subject to restrictions with respect to:

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
Furthermore, the tax disaffiliation agreement limits our ability to pre-pay, pay down, redeem, retire, or otherwise acquire the 7.75% Notes or the 4.75% Notes. These restrictions may for a time limit our ability to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that could increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.
Our historical financial results as a business segment of Cablevision may not be representative of our results as a separate, stand-alone company.
The historical financial information through June 30, 2011 included in this Annual Report has been derived from the consolidated financial statements and accounting records of Cablevision and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a separate, stand-alone company during those periods. Although Cablevision accounted for our Company as a business segment, we were not operated as a separate, stand-alone company for the historical periods through June 30, 2011. The historical costs and expenses through June 30, 2011 reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Cablevision, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. Prior to its termination on June 30, 2011, our historical costs also included a management fee paid to Cablevision calculated based on certain of our subsidiaries gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
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
In connection with the Distribution, we entered into various agreements with Cablevision, including a Distribution Agreement, tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain other related party agreements and arrangements. These agreements govern our relationship with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The Distribution Agreement includes an agreement that we and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses that were transferred to us by Cablevision. We are also party to other arrangements with Cablevision. We and Cablevision rely on each other to perform each entity’s obligations under these agreements. If Cablevision were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

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
As of December 31, 2012, Charles F. Dolan, our Executive Chairman, and the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, less than 2% of our outstanding Class A Common Stock and approximately 66% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have entered into a stockholders agreement pursuant to which, among other things, the voting power of the holders of our Class B Common Stock will be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundations that provide them with “demand” and “piggyback” registration rights with respect to approximately 13.4 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

We share a senior executive and certain directors with Cablevision and The Madison Square Garden Company, which may give rise to conflicts.
Our Executive Chairman, Charles F. Dolan, also serves as the Chairman of Cablevision. As a result, a senior executive officer of the Company will not be devoting his full time and attention to the Company’s affairs. In addition, eight members of our Board of Directors are also directors of Cablevision and seven members of our Board are also directors of The Madison Square Garden Company (“MSG”), an affiliate of Cablevision and the Company. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and Cablevision or MSG on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and either or both of them. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or MSG and us. In addition, certain of our directors and officers, including Charles F. Dolan, own Cablevision or MSG stock, restricted stock units and options to purchase, and stock appreciation rights in respect of, Cablevision or MSG stock, as well as cash performance awards with any payout based on Cablevision’s or MSG’s performance. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company, Cablevision or MSG. See “Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest” in our proxy statement filed with the SEC on April 24, 2012 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executive officer with Cablevision and MSG may result in the diversion of corporate opportunities to and other conflicts with Cablevision or MSG and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently use approximately 239,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms of up to eight years. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 60,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a remaining term of seven years, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Illinois, Georgia and Michigan.
We believe our properties are adequate for our use.

Item 3. Legal Proceedings.
DISH Network Contract Dispute
In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network, LLC (“DISH Network”)) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provided that if VOOM HD failed to spend $100 million per year (subject to reduction to the extent that the number of offered channels was reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on VOOM, DISH Network could seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York State Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. On April 26, 2012, the Appellate Division denied DISH Network’s motion, thereby precluding any further appeal of the trial court rulings. The stay of the pending trial court proceedings was lifted on May 1, 2012. A trial before the New York State Supreme Court began on September 28, 2012.
On October 21, 2012, VOOM HD and CSC Holdings, LLC ("CSC Holdings"), a wholly owned subsidiary of Cablevision, entered into a confidential settlement agreement and release (the “Settlement Agreement”) with DISH Network, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation, to settle the litigation between VOOM HD and DISH Network. On October 24, 2012, VOOM HD and DISH Network filed a stipulation of discontinuance with prejudice with the New York State Supreme Court with respect to the litigation.
The principal terms of the Settlement Agreement are as follows: 1) DISH Network paid $700 million to an account for the benefit of Cablevision and the Company; 2) Cablevision agreed to sell its multichannel video and data distribution service spectrum licenses in the U.S. to DISH Network; 3) simultaneously with the execution of the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with AMC Network Entertainment LLC, WE: Women's Entertainment LLC, The Independent Film Channel LLC, Sundance Channel L.L.C. and Fuse Network LLC, a subsidiary of The Madison Square Garden Company, that provided for resumption of carriage of all of the Company's networks by no later than November 1, 2012; and 4) an affiliate of DISH Network agreed to convey its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC ("Rainbow Programming Holdings"), a wholly owned subsidiary of AMC Networks.
In connection with the Distribution, AMC Networks and Rainbow Programming Holdings (collectively, the “AMC Parties”) and CSC Holdings entered into an agreement (the “VOOM Litigation Agreement”), which provides that, CSC Holdings had full control over the litigation with DISH Network and the decision with respect to settlement was to be made jointly by CSC Holdings and the AMC Parties. In addition, the VOOM Litigation Agreement provides that CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of the settlement in the litigation with DISH Network. The AMC Parties were responsible for the legal fees and costs until such costs reached an agreed upon threshold, which occurred in the third quarter of 2012, subsequent to which CSC Holdings and the AMC Parties bear such fees and expenses equally.
The allocation of the settlement proceeds between the AMC Parties and CSC Holdings will be determined pursuant to the VOOM Litigation Agreement. The AMC Parties and CSC Holdings agreed that, pending a determination of the allocation of the settlement proceeds, $350 million of the cash proceeds would be distributed to each of the Company and Cablevision. Accordingly, the portion disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheet at December 31, 2012. The final amount to be allocated to the Company is yet to be determined and may be significantly less than $350 million.
As the Settlement Agreement and the long-term affiliation agreement entered into on October 21, 2012 represent a multiple-element arrangement that includes elements other than revenue, and there is vendor-specific objective evidence of the fair value of the long-term affiliation agreement, which is the only undelivered element of the arrangement, the Company determined that the residual method of accounting is the most appropriate method to allocate the consideration among the disparate elements of the arrangement. Accordingly, at October 21, 2012, the fair value of the affiliation agreement must be deferred and recognized as revenue as the programming services are provided.
Based on the Company's fair value assessment of the affiliation agreement, the affiliation fees payable by DISH Network to the Company from the effective date of the affiliation agreement of October 21, 2012 through December 31, 2013 are below fair value by approximately $31 million and the affiliation fees payable by DISH Network over the remaining term of the affiliation agreement represent fair value. As a result, the Company recorded the $31 million excess of the fair value of the affiliation agreement over the contractual affiliation fees as deferred revenue on October 21, 2012, of which approximately $5 million was recognized as revenue during 2012 as the programming services were provided. The remaining $26 million is included in deferred revenue in the December 31, 2012 consolidated balance sheet and will be recognized ratably over 2013 as the programming services are provided.
Deferred litigation settlement proceeds of $308 million is recorded in the consolidated balance sheet at December 31, 2012, which is the result of the $350 million temporary allocation of proceeds, less the $31 million of deferred revenue and less an $11 million receivable related to VOOM HD’s previous affiliation agreement with DISH Network. At December 31, 2012, there is no minimum amount of settlement proceeds that the Company is guaranteed. As a result, no litigation settlement gain, if any, was recognized in 2012 and such gain, if any, which could be material, will not be recognized until realized following the final resolution of the allocation of the settlement proceeds.
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
Item 4. Mine Safety Disclosures.
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “AMCX.” Our Class B Common Stock is not listed on any exchange. Our Class A Common Stock began trading on NASDAQ on July 1, 2011.
Performance Graph
The following graph compares the performance of the Company’s Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the “Peer Group Index”) by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2012. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, News Corporation, Scripps Networks Interactive Inc., Time Warner Inc. and Viacom Inc. The chart assumes $100 was invested on July 1, 2011 in each of the Company’s Class A Common Stock, the S&P Mid-Cap 400 Index and in a peer group weighted by market capitalization.

	Base Period 7/01/11	INDEXED RETURNS Quarter Ending
Company Name / Index		9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
AMC Networks Inc.	100	80.18	94.30	111.99	89.21	109.21	124.22
S&P MidCap 400 Index	100	78.80	89.03	101.04	96.06	101.29	104.94
Peer Group	100	79.97	96.05	107.51	116.61	129.55	130.70
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 19, 2013 there were 1,022 holders of record of our Class A Common Stock and 34 holders of record of our Class B Common Stock. We did not pay any cash dividend on our common stock during 2012 and do not expect to pay a cash dividend on our common stock for the foreseeable future. Our Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture restrict our ability to declare dividends in certain situations.

Price Range of AMC Networks Class A Common Stock
The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the AMCX Class A Common Stock as reported on the NASDAQ:

Year Ended December 31, 2012	High	Low
First Quarter	$46.69	$36.98
Second Quarter	$46.00	$34.78
Third Quarter	$45.09	$35.30
Fourth Quarter	$55.38	$40.75

Year Ended December 31, 2011	High	Low
First Quarter	N/A	N/A
Second Quarter (a)	$44.21	$31.00
Third Quarter	$40.24	$29.66
Fourth Quarter	$37.99	$30.53
________________
 N/A—Not applicable

(a)
AMC Networks Inc. became an independent publicly traded company on June 30, 2011 upon the Distribution by Cablevision to its stockholders of all of the outstanding common stock of AMC Networks Inc. See Item 1, “Business” for discussion of our operating history.

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
Issuer Purchases of Equity Securities
During the fourth quarter of 2012, the Company did not acquire any of its equity securities.

Item 6. Selected Financial Data.
The operating and balance sheet data included in the following selected financial data as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, have been derived from the audited consolidated financial statements of the Company included in this Annual Report. The balance sheet data included in the following selected financial data as of December 31, 2010 and 2009 and the operating data for the years in the two-year period ended December 31, 2009 have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report. The balance sheet data included in the following selected financial data as of December 31, 2008 has been derived from the unaudited consolidated financial statements of the Company, not included in this Annual Report. The financial information presented below does not necessarily reflect what our results of operations and financial position would have been through 2011 if we had operated as a separate publicly-traded entity prior to July 1, 2011. The selected financial data below is also not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Operating Data (a):
Revenues, net	$1,352,577	$1,187,741	$1,078,300	$973,644	$893,557
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	507,436	425,961	366,093	310,365	314,960
Selling, general and administrative	396,926	335,656	328,134	313,904	302,474
Restructuring (credit) expense (b)	(3)	(240)	(2,218)	5,162	46,877
Depreciation and amortization	85,380	99,848	106,455	106,504	108,349
	989,739	861,225	798,464	735,935	772,660
Operating income	362,838	326,516	279,836	237,709	120,897
Other income (expense):
Interest expense, net	(127,276)	(94,796)	(73,412)	(78,942)	(99,905)
Other, net	(13,288)	(21,110)	(162)	187	(38,836)
	(140,564)	(115,906)	(73,574)	(78,755)	(138,741)
Income (loss) from continuing operations before income taxes	222,274	210,610	206,262	158,954	(17,844)
Income tax expense	(86,058)	(84,248)	(88,073)	(70,407)	(2,732)
Income (loss) from continuing operations	136,216	126,362	118,189	88,547	(20,576)
Income (loss) from discontinued operations, net of income taxes	314	92	(38,090)	(34,791)	(26,866)
Net income (loss)	$136,530	$126,454	$80,099	$53,756	$(47,442)
Income (loss) from continuing operations per share:
Basic (c)	$1.94	$1.82	$1.71	$1.28	$(0.30)
Diluted (c)	$1.89	$1.79	$1.71	$1.28	$(0.30)
Balance Sheet Data, at period end:
Cash and cash equivalents	$610,970	$215,836	$79,960	$29,828	$25,480
Total assets	2,618,855	2,183,934	1,853,896	1,934,362	1,987,917
Note payable/advances to related parties	—	—	—	190,000	190,000
Total debt (including capital leases) (d)	2,168,977	2,306,957	1,118,875	1,227,711	1,343,684
Stockholders’ (deficiency) equity (d)	(882,352)	(1,036,995)	24,831	(236,992)	(278,502)

(a)	We acquired Sundance Channel in June 2008. The results of Sundance Channel’s operations have been included in the consolidated financial statements from the date of acquisition.

(b)
In December 2008, we decided to discontinue funding the domestic programming business of VOOM HD. In connection with this decision, we recorded restructuring expense (credit) in each of the years from 2008 to 2012.

(c)
Common shares assumed to be outstanding during the years ended December 31, 2010, 2009 and 2008 totaled 69,161,000, representing the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding.

(d)
As part of the Distribution, we incurred $2,425,000 of debt (the “Distribution Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of 7.75% senior unsecured notes. Approximately $1,063,000 of the proceeds of the Distribution Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of Distribution Debt was issued to CSC Holdings, a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. See Note 1 to the accompanying consolidated financial statements.

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
•    demand for advertising inventory;

•
the demand for our programming among cable and other multichannel video programming distributors and our ability to maintain and renew affiliation agreements with multichannel video programming distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•	market demand for our services internationally and for our film distribution business, and our ability to profitably provide those services;
•    the security of our program rights and other electronic data;
•    the loss of any of our key personnel and artistic talent;
•    the highly competitive nature of the cable programming industry;
•    changes in both domestic and foreign laws or regulations under which we operate;

•	the outcome of litigation and other proceedings, including the matters described in Note 11, Commitments and Contingencies in the accompanying consolidated financial statements;
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
•    financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein,

•
timing and amount of the allocation of the proceeds from the settlement with DISH Network L.L.C. (“DISH Network”), as described in Note 11, Commitments and Contingencies in the accompanying consolidated financial statements; and

•the factors described under Item 1A, “Risk Factors” in this Annual Report.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the accompanying consolidated financial statements and notes thereto included elsewhere herein to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our reportable segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2012 as well as an analysis of our cash flows for the years ended December 31, 2012, 2011 and 2010. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2012.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
We manage our business through the following two reportable segments:

•
National Networks: Includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States via multichannel video programming distributors;

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

The tables presented below set forth our consolidated revenues, net, operating income (loss) and AOCF, defined below, for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Revenues, net
National Networks	$1,254,186	$1,082,358	$994,573
International and Other	114,541	125,573	104,499
Inter-segment eliminations	(16,150)	(20,190)	(20,772)
Consolidated revenues, net	$1,352,577	$1,187,741	$1,078,300
Operating income (loss)
National Networks	$408,117	$349,272	$312,525
International and Other	(48,607)	(21,890)	(29,603)
Inter-segment eliminations	3,328	(866)	(3,086)
Consolidated operating income	$362,838	$326,516	$279,836
AOCF (deficit)
National Networks	$492,129	$447,555	$419,051
International and Other	(30,040)	(4,976)	(14,686)
Inter-segment eliminations	3,328	(866)	(3,086)
Consolidated AOCF	$465,417	$441,713	$401,279

We evaluate segment performance based on several factors, of which the primary financial measure is business segment AOCF. We define AOCF, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Operating income	$362,838	$326,516	$279,836
Share-based compensation expense	17,202	15,589	17,206
Restructuring credit	(3)	(240)	(2,218)
Depreciation and amortization	85,380	99,848	106,455
AOCF	$465,417	$441,713	$401,279
National Networks
In our National Networks segment, which accounted for 93% of our consolidated revenues for the year ended December 31, 2012, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability and distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In 2012, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Prior to December 2010, IFC principally sold sponsorships.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than WE tv, IFC and Sundance Channel. To the extent not already carried on more widely penetrated service tiers, WE tv, IFC and Sundance Channel, although carried by all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv and IFC are currently carried on either expanded basic or digital tiers, while Sundance Channel is currently carried primarily on digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase as and to the extent distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution and other revenues in each quarter also vary based on the timing of availability of our programming to distributors.
Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.
Programming expense, included in technical and operating expense, represents the largest expense of the National Networks segment and primarily consists of amortization and impairments or write-offs of programming rights, such as those for original programming, feature films and licensed series. The other components of technical and operating expense primarily include participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, the majority of which have been commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. During 2012, AMC aired five scripted original series. This resulted in higher audience ratings for AMC. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. During 2013, AMC expects to air six scripted original series.
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
See “— Critical Accounting Policies and Estimates” for a discussion of the amortization and write-off of program rights.
DISH Network
Effective May 20, 2012 with regard to Sundance Channel and July 1, 2012 with regard to AMC, WE tv and IFC, DISH Network terminated carriage of our national networks. At the time of the termination, DISH Network's termination reduced the Company's total subscribers under affiliation agreements by approximately 13%. This termination did not have a material impact on revenues, net for the year ended December 31, 2012. However, the termination did have a material impact on the Company's and the National Network's AOCF and operating income for the year ended December 31, 2012.
On October 21, 2012, DISH Network, VOOM HD, and Cablevision entered into a confidential settlement agreement and release (the “Settlement Agreement”) to settle litigation between VOOM HD and DISH Network involving various claims arising out of a joint venture between the parties. See Note 11, Commitments and Contingencies in the accompanying consolidated financial statements for a description of the principal terms of this settlement agreement. Simultaneously with the execution of the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with AMC Network Entertainment LLC, WE: Women's Entertainment LLC, The Independent Film Channel LLC, Sundance Channel L.L.C. and Fuse Network LLC, a subsidiary of The Madison Square Garden Company that provided for resumption of carriage of all the networks by no later than November 1, 2012.

Cablevision and the Company entered into an agreement (the “VOOM Litigation Agreement”) which provides that Cablevision and the Company will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement of the litigation with DISH Network.
The allocation of the settlement proceeds between the AMC Parties and CSC Holdings will be determined pursuant to the VOOM Litigation Agreement. The AMC Parties and CSC Holdings agreed that, pending a determination of the allocation of the settlement proceeds, $350,000 of the cash proceeds would be distributed to each of the Company and Cablevision. Accordingly, the portion disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheet at December 31, 2012. The final amount to be allocated to the Company is yet to be determined and may be significantly less than $350,000.
As the Settlement Agreement and the long-term affiliation agreement entered into on October 21, 2012 represent a multiple-element arrangement that includes elements other than revenue, and there is vendor-specific objective evidence of the fair value of the long-term affiliation agreement, which is the only undelivered element of the arrangement, the Company determined that the residual method of accounting is the most appropriate method to allocate the consideration among the disparate elements of the arrangement. Accordingly, at October 21, 2012, the fair value of the affiliation agreement must be deferred and recognized as revenue as the programming services are provided.
Based on the Company's fair value assessment of the affiliation agreement, the affiliation fees payable by DISH Network to the Company from the effective date of the affiliation agreement of October 21, 2012 through December 31, 2013 are below fair value by approximately $31,000 and the affiliation fees payable by DISH Network over the remaining term of the affiliation agreement represent fair value. As a result, the Company recorded the $31,000 excess of the fair value of the affiliation agreement over the contractual affiliation fees as deferred revenue on October 21, 2012, of which approximately $5,000 was recognized as revenue during 2012 as the programming services were provided. The remaining $26,000 is included in deferred revenue in the December 31, 2012 consolidated balance sheet and will be recognized ratably over 2013 as the programming services are provided.
Deferred litigation settlement proceeds of approximately $308,000 is recorded in the consolidated balance sheet at December 31, 2012, which is the result of the $350,000 temporary allocation of proceeds, less the $31,000 of deferred revenue and less an $11,000 receivable related to VOOM HD’s previous affiliation agreement with DISH Network. At December 31, 2012, there is no minimum amount of settlement proceeds that the Company is guaranteed. As a result, no litigation settlement gain, if any, was recognized in 2012 and such gain, if any, which could be material, will not be recognized until realized following the final resolution of the allocation of the settlement proceeds.
International and Other
Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, IFC Films, AMC Networks Broadcasting & Technology and VOOM HD.
VOOM HD historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and other multichannel video programming distributors. Through 2008, VOOM was available in the U.S. only on the cable television systems of Cablevision and on the satellite delivered programming of DISH Network. VOOM HD, which we are winding down, continues to sell certain limited amounts of programming through program license agreements. See also Item 3, “Legal Proceedings—DISH Network Contract Dispute” in this Annual Report.
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

Spin-off from Cablevision
On June 30, 2011, Cablevision spun-off the Company (the "Distribution") and we became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of RMH to us. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock. In the Distribution, each holder of Cablevision NY Group (“CNYG”) Class A Common Stock of record on June 16, 2011 received one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held on the record date, which resulted in the issuance of approximately 57,813,000 shares of Class A Common Stock. Each record holder of CNYG Class B Common Stock received one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held on the record date, which resulted in the issuance of approximately 13,534,000 shares of Class B Common Stock. Immediately prior to the Distribution, we were an indirect wholly-owned subsidiary of Cablevision. Both Cablevision and AMC Networks continue to be controlled by the Dolan Family.
As part of the Distribution, the Company incurred debt of $2,425,000 ("Distribution Debt"), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 6 in the accompanying consolidated financial statements). Approximately $1,063,000 of the proceeds of the Distribution Debt was used to repay all pre-Distribution outstanding debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to us, $1,250,000, net of discount, of Distribution Debt was issued to CSC Holdings, a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used such Distribution Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such Distribution Debt being held by third party investors.
2010 Transactions
On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (“RASCO”) (a cable television advertising company), and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of transfer have been presented in discontinued operations for the year ended December 31, 2010 in the accompanying consolidated financial statements.
Corporate Expenses
Our historical results of operations reflected in our consolidated financial statements, for periods prior to the Distribution, include management fee charges and the allocation of expenses related to certain corporate functions historically provided by Cablevision. Our results of operations after the Distribution reflect certain revenues and expenses related to transactions with or charges from related parties as described in Note 14 in the accompanying consolidated financial statements. As a separate, stand-alone public company, we have expanded our financial, administrative and other staff to support the related new requirements. In addition, we continue to add systems to replace those Cablevision systems we currently rely on. However, our corporate operating costs as a separate company subsequent to the Distribution, including those associated with being a publicly-traded company, through December 31, 2012 have been lower than the historical allocation of expenses related to certain corporate functions (including management fee charges). Pursuant to a consulting agreement with Cablevision, until the Distribution date the Company paid a management fee calculated based on certain of our subsidiaries' gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.
We allocate corporate overhead to each segment based upon their proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.
Cautionary Note Concerning Historical Financial Statements
As noted above, our consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. Our pre-Distribution results of operations and cash flows could differ from those that might have resulted had we operated autonomously or as an entity independent of Cablevision.
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
Additional capital and credit market disruptions could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming networks from our distributors. We have experienced some of the effects of the economic downturn. Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.
Consolidated Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,352,577	100.0%	$1,187,741	100.0%	$164,836	13.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	507,436	37.5	425,961	35.9	81,475	19.1
Selling, general and administrative	396,926	29.3	335,656	28.3	61,270	18.3
Restructuring credit	(3)	—	(240)	—	237	(98.8)
Depreciation and amortization	85,380	6.3	99,848	8.4	(14,468)	(14.5)
Total operating expenses	989,739	73.2	861,225	72.5	128,514	14.9
Operating income	362,838	26.8	326,516	27.5	36,322	11.1
Other income (expense):
Interest expense, net	(127,276)	(9.4)	(94,796)	(8.0)	(32,480)	34.3
Write-off of deferred financing costs	(1,862)	(0.1)	(6,247)	(0.5)	4,385	(70.2)
Loss on extinguishment of debt	(10,774)	(0.8)	(14,726)	(1.2)	3,952	(26.8)
Miscellaneous, net	(652)	—	(137)	—	(515)	375.9
Total other income (expense)	(140,564)	(10.4)	(115,906)	(9.8)	(24,658)	21.3
Income from continuing operations before income taxes	222,274	16.4	210,610	17.7	11,664	5.5
Income tax expense	(86,058)	(6.4)	(84,248)	(7.1)	(1,810)	2.1
Income from continuing operations	136,216	10.1	126,362	10.6	9,854	7.8
Income from discontinued operations, net of income taxes	314	—	92	—	222	241.3
Net Income	$136,530	10.1%	$126,454	10.6%	$10,076	8.0%

The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2012	2011	$ change	% change
Operating income	$362,838	$326,516	$36,322	11.1%
Share-based compensation expense	17,202	15,589	1,613	10.3
Restructuring credit	(3)	(240)	237	(98.8)
Depreciation and amortization	85,380	99,848	(14,468)	(14.5)
AOCF	$465,417	$441,713	$23,704	5.4%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,254,186	100.0%	$1,082,358	100.0%	$171,828	15.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	450,124	35.9	366,998	33.9	83,126	22.7
Selling, general and administrative	325,509	26.0	280,387	25.9	45,122	16.1
Depreciation and amortization	70,436	5.6	85,701	7.9	(15,265)	(17.8)
Operating income	$408,117	32.5%	$349,272	32.3%	$58,845	16.8%
Share-based compensation expense	13,576	1.1	12,582	1.2	994	7.9
Depreciation and amortization	70,436	5.6	85,701	7.9	(15,265)	(17.8)
AOCF	$492,129	39.2%	$447,555	41.3%	$44,574	10.0%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$114,541	100.0%	$125,573	100.0%	$(11,032)	(8.8)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	76,468	66.8	77,485	61.7	(1,017)	(1.3)
Selling, general and administrative	71,739	62.6	56,071	44.7	15,668	27.9
Restructuring credit	(3)	—	(240)	(0.2)	237	(98.8)
Depreciation and amortization	14,944	13.0	14,147	11.3	797	5.6
Operating loss	$(48,607)	(42.4)%	$(21,890)	(17.4)%	$(26,717)	122.1%
Share-based compensation expense	3,626	3.2	3,007	2.4	619	20.6
Restructuring credit	(3)	—	(240)	(0.2)	237	(98.8)
Depreciation and amortization	14,944	13.0	14,147	11.3	797	5.6
AOCF deficit	$(30,040)	(26.2)%	$(4,976)	(4.0)%	$(25,064)	503.7%

Revenues, net
Revenues, net increased $164,836 to $1,352,577 for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The net change by segment was as follows:

	Years Ended December 31,
	2012	% of total	2011	% of total	$ change	% change
National Networks	$1,254,186	92.7%	$1,082,358	91.1%	$171,828	15.9%
International and Other	114,541	8.5	125,573	10.6	(11,032)	(8.8)
Inter-segment eliminations	(16,150)	(1.2)	(20,190)	(1.7)	4,040	(20.0)
Consolidated revenues, net	$1,352,577	100.0%	$1,187,741	100.0%	$164,836	13.9%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Years Ended December 31,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$522,917	41.7%	$447,449	41.3%	$75,468	16.9%
Distribution and other	731,269	58.3	634,909	58.7	96,360	15.2
	$1,254,186	100.0%	$1,082,358	100.0%	$171,828	15.9%

•
Advertising revenues increased $75,468 resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, primarily at AMC and an increased number of original programming series aired on AMC during 2012 as compared to 2011. These increases were partially offset by decreases in advertising revenues associated with the temporary DISH Network carriage termination of all of our networks for approximately four months in 2012. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter; and

•
Distribution and other revenues increased $96,360 primarily due to an increase of $65,918 from digital, licensing, international and home video distribution revenues derived from our National Networks original programming, primarily at AMC and an increase in affiliation fee revenues primarily attributable to an increase in rates, including the impact of lower amortization of deferred carriage fees. These increases were partially offset by a decrease associated with the temporary DISH Network carriage termination and a contractual adjustment from a distributor that increased revenue in 2011. As previously discussed, distribution revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at December 31, 2012 and December 31, 2011:

	Estimated Domestic Subscribers
	December 31, 2012	December 31, 2011
National Programming Networks:
AMC(1)	98,900	96,300
WE tv(1)	81,500	76,100
IFC(1)	69,600	65,300
Sundance Channel(2)	50,200	42,100
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

The increase in subscribers reflects the repositioning of our networks carriage with certain operators to more widely distributed tiers of service. Additionally, the number of reported AMC, WE tv, and IFC subscribers may be impacted by changes in the Nielsen sample.
International and Other
The decrease in International and Other revenues, net is attributable to the following:

	Years Ended December 31,
	2012	% of total	2011	% of total	$ change	% change
Advertising	$147	0.1%	$177	0.1%	$(30)	(16.9)%
Distribution and other	114,394	99.9	125,396	99.9	(11,002)	(8.8)
	$114,541	100.0%	$125,573	100.0%	$(11,032)	(8.8)%
Distribution and other revenues decreased primarily related to $14,525 of decreased transmission revenue at AMC Networks Broadcasting & Technology due to the expiration of certain agreements and a net decrease in revenue at IFC Films due to lower performance for several theatrical titles and lower television licensing revenue. In addition, revenue at VOOM HD decreased primarily related to lower distribution revenue. These decreases were partially offset by increased foreign affiliation fee revenues of $5,005 from our international distribution of Sundance Channel and WE tv channels due to expanded distribution in Asia and Europe.
Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and impairments or write-offs of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.
Technical and operating expense (excluding depreciation and amortization) increased $81,475 to $507,436 for 2012 as compared to 2011. The net change by segment was as follows:

	Years Ended December 31,
	2012	2011	$ change	% change
National Networks	$450,124	$366,998	$83,126	22.7%
International and Other	76,468	77,485	(1,017)	(1.3)
Inter-segment eliminations	(19,156)	(18,522)	(634)	3.4
Total	$507,436	$425,961	$81,475	19.1%
Percentage of revenues, net	37.5%	35.9%
National Networks
The increase in the National Networks segment is attributable to increased amortization of program rights of $79,876 primarily at AMC and WE tv, which includes a write-off of $9,990 based on management's assessment of programming usefulness and increased participation and residual costs at AMC, and an increase of $3,250 for programming related costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase in 2013 over the prior year comparable period.
International and Other
The International and Other segment (excluding VOOM HD) decreased primarily due to; (i) a decrease of $4,621 in transmission expenses at AMC Networks Broadcasting & Technology due to a reduction in transmission agreements and (ii) a decrease of $5,096 primarily related to lower content acquisition costs at IFC Films. These decreases were partially offset by; (i) an increase at AMC/Sundance Channel Global of $6,261 primarily related to programming costs, (ii) an increase of $2,238 in transmission and programming related expenses due to increased distribution in Asia and Europe and (iii) an increase of $2,817 in programming expenses for our developing businesses. Technical and operating expenses in the International and Other segment also decreased because programming costs at VOOM HD decreased $2,574 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $61,270 to $396,926 for 2012 as compared to 2011. The net change by segment was as follows:

	Years Ended December 31,
	2012	2011	$ change	% change
National Networks	$325,509	$280,387	$45,122	16.1%
International and Other	71,739	56,071	15,668	27.9
Inter-segment eliminations	(322)	(802)	480	(59.9)
Total	$396,926	$335,656	$61,270	18.3%
Percentage of revenues, net	29.3%	28.3%
National Networks
The increase in the National Networks segment primarily consists of a $52,676 increase for sales and marketing expenses principally due to the airing of a higher number of original programming series during 2012 as compared to 2011 and increased costs for subscriber retention marketing efforts associated with the temporary DISH Network carriage termination. Additionally, there was a net decrease in other general and administrative costs of $7,741 primarily due to a reduction of corporate allocations from Cablevision following the Distribution (including management fees), partially offset by higher employee related expenses incurred in connection with becoming a stand-alone public company.
Prior to the Distribution, pursuant to a consulting agreement with Cablevision, we paid a management fee calculated based on certain subsidiaries’ gross revenues (as defined under the terms of the consulting agreement) on a monthly basis. We terminated the consulting agreement on the Distribution date and did not replace it.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment (excluding VOOM HD) primarily consists of an increase of $6,448 for selling, marketing and advertising costs primarily at IFC Films and AMC/Sundance Channel Global due to increased spending on titles being distributed at IFC Films and increased distribution in Europe and Asia and a net increase of $2,617 for general and administrative costs due to higher employee related expenses and costs incurred in connection with becoming a stand-alone public company, net of a reduction of corporate allocations from Cablevision following the Distribution. Selling, general and administrative expenses related to VOOM HD were $10,971 in 2012, an increase of $5,668 as compared to 2011, due to higher legal fees and other related costs and expenses in connection with the DISH Network contract dispute.
Depreciation and amortization
Depreciation and amortization decreased $14,468 to $85,380 for 2012 as compared to 2011. The net change by segment was as follows:

	Years Ended December 31,
	2012	2011	$ change	% change
National Networks	$70,436	$85,701	$(15,265)	(17.8)%
International and Other	14,944	14,147	797	5.6
	$85,380	$99,848	$(14,468)	(14.5)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense of $14,620 at Sundance Channel and AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.

AOCF
AOCF increased $23,704 to $465,417 for 2012 as compared to 2011. The net change by segment was as follows:

	Years Ended December 31,
	2012	2011	$ change	% change
National Networks	$492,129	$447,555	$44,574	10.0%
International and Other	(30,040)	(4,976)	(25,064)	503.7
Inter-segment eliminations	3,328	(866)	4,194	(484.3)
AOCF	$465,417	$441,713	$23,704	5.4%
National Networks AOCF increased due to an increase in revenues, net of $171,828 and a decrease in management fees, partially offset by an increase in technical and operating expenses resulting primarily from an increase in amortization of program rights expense which includes program rights write-offs of $9,990 and marketing expense due to the increase in the number of original programming premieres and subscriber retention marketing efforts associated with the temporary DISH Network carriage termination.
International and Other AOCF deficit increased primarily due a decrease in revenues, net of $11,032, an increase in selling, general and administrative expenses and programming and transmission related costs and selling costs at AMC/Sundance Channel Global and an increase in legal fees and other costs in connection with the DISH Network contract dispute.
Interest expense, net
The increase in interest expense, net of $32,480 from 2011 to 2012 is attributable to the following:

Indebtedness incurred in connection with the Distribution	$49,329
Repayment of the Rainbow National Services LLC ("RNS") senior notes in May 2011 and the RNS credit facility and the RNS senior subordinated notes in June 2011	(31,036)
Interest rate swap contracts (a)	13,743
Decrease in interest income	572
Other	(128)
$32,480
(a) During 2012, in connection with the repayment of the outstanding principal amount under the term loan B facility, we recorded an unrealized loss of $8,725, included in interest expense, on the related interest rate swap contracts previously designated as cash flow hedges of a portion of the term loan B facility as the related interest rate swap contracts no longer qualified for hedge accounting.
Write-off of deferred financing costs
The write-off of deferred financing costs of $1,862 for the year ended December 31, 2012 represents $964 of deferred financing costs written off in connection with the $150,000 of voluntary prepayments of the term loan A facility during 2012 and $898 of deferred financing costs written off in connection with the repayment of the outstanding amount of the term loan B facility (see below) in December 2012.
The write-off of deferred financing costs of $6,247 for the year ended December 31, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the RNS 8 3/4% senior notes in May 2011, $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10 3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution and $544 of deferred financing costs written off associated with the $100,000 of voluntary prepayments of the term loan A facility during 2011.
Loss on extinguishment of debt
In December 2012, we issued $600,000 aggregate principal amount of 4.75% senior notes due December 15, 2022. We used the net proceeds from the issuance of the notes to repay the outstanding amount under the term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes. In connection with this repayment, we recorded a loss on extinguishment of debt of $10,774 for the year ended December 31, 2012 representing the excess of the principal amount repaid over the carrying value of the term loan B facility.

The loss on extinguishment of debt of $14,726 for the year ended December 31, 2011 represents $14,535 for the excess of the redemption price, premium paid and related fees along with accretion to principal amount over the carrying value of the $325,000 principal amount of the RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution and $191 associated with the $100,000 of voluntary prepayments of the term loan A facility during 2011.
Income tax expense
Income tax expense attributable to continuing operations was $86,058 for the year ended December 31, 2012, representing an effective tax rate of 39%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $4,970, tax expense of $4,685 related to uncertain tax positions, including accrued interest and a tax benefit of $2,344 resulting from a decrease in the valuation allowance relating primarily to certain local income tax credit carry forwards. We expect our effective tax rate to be approximately 38% in future periods.
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

Consolidated Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,187,741	100.0%	$1,078,300	100.0%	$109,441	10.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	425,961	35.9	366,093	34.0	59,868	16.4
Selling, general and administrative	335,656	28.3	328,134	30.4	7,522	2.3
Restructuring credit	(240)	—	(2,218)	(0.2)	1,978	(89.2)
Depreciation and amortization	99,848	8.4	106,455	9.9	(6,607)	(6.2)
Total operating expenses	861,225	72.5	798,464	74.0	62,761	7.9
Operating income	326,516	27.5	279,836	26.0	46,680	16.7
Other income (expense):
Interest expense, net	(94,796)	(8.0)	(73,412)	(6.8)	(21,384)	29.1
Write-off of deferred financing costs	(6,247)	(0.5)	—	—	(6,247)	—
Loss on extinguishment of debt	(14,726)	(1.2)	—	—	(14,726)	—
Miscellaneous, net	(137)	—	(162)	—	25	(15.4)
Total other income (expense)	(115,906)	(9.8)	(73,574)	(6.8)	(42,332)	57.5
Income from continuing operations before income taxes	210,610	17.7	206,262	19.1	4,348	2.1
Income tax expense	(84,248)	(7.1)	(88,073)	(8.2)	3,825	(4.3)
Income from continuing operations	126,362	10.6	118,189	11.0	8,173	6.9
Income (loss) from discontinued operations, net of income taxes	92	—	(38,090)	(3.5)	38,182	(100.2)
Net Income	$126,454	10.6%	$80,099	7.4%	$46,355	57.9%
The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2011	2010	$ change	% change
Operating income	$326,516	$279,836	$46,680	16.7%
Share-based compensation expense	15,589	17,206	(1,617)	(9.4)
Restructuring credit	(240)	(2,218)	1,978	(89.2)
Depreciation and amortization	99,848	106,455	(6,607)	(6.2)
AOCF	$441,713	$401,279	$40,434	10.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,082,358	100.0%	$994,573	100.0%	$87,785	8.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	366,998	33.9	317,819	32.0	49,179	15.5
Selling, general and administrative	280,387	25.9	271,494	27.3	8,893	3.3
Depreciation and amortization	85,701	7.9	92,735	9.3	(7,034)	(7.6)
Operating income	$349,272	32.3%	$312,525	31.4%	$36,747	11.8%
Share-based compensation expense	12,582	1.2	13,791	1.4	(1,209)	(8.8)
Depreciation and amortization	85,701	7.9	92,735	9.3	(7,034)	(7.6)
AOCF	$447,555	41.3%	$419,051	42.1%	$28,504	6.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2011		2010
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$125,573	100.0%	$104,499	100.0%	$21,074	20.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	77,485	61.7	65,635	62.8	11,850	18.1%
Selling, general and administrative	56,071	44.7	56,965	54.5	(894)	(1.6)%
Restructuring credit	(240)	(0.2)	(2,218)	(2.1)	1,978	(89.2)%
Depreciation and amortization	14,147	11.3	13,720	13.1	427	3.1%
Operating loss	$(21,890)	(17.4)%	$(29,603)	(28.3)%	$7,713	(26.1)%
Share-based compensation expense	3,007	2.4	3,415	3.3	(408)	(11.9)
Restructuring credit	(240)	(0.2)	(2,218)	(2.1)	1,978	(89.2)
Depreciation and amortization	14,147	11.3	13,720	13.1	427	3.1
AOCF deficit	$(4,976)	(4.0)%	$(14,686)	(14.1)%	$9,710	(66.1)%

Revenues, net
Revenues, net increased $109,441 to $1,187,741 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The net change by segment was as follows:

	Years Ended December 31,
	2011	% of total	2010	% of total	$ change	% change
National Networks	$1,082,358	91.1%	$994,573	92.2%	$87,785	8.8%
International and Other	125,573	10.6	104,499	9.7	21,074	20.2
Inter-segment eliminations	(20,190)	(1.7)	(20,772)	(1.9)	582	(2.8)
Consolidated revenues, net	$1,187,741	100.0%	$1,078,300	100.0%	$109,441	10.1%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Years Ended December 31,
	2011	% of total	2010	% of total	$ change	% change
Advertising	$447,449	41.3%	$397,619	40.0%	$49,830	12.5%
Distribution and other	634,909	58.7	596,954	60.0	37,955	6.4
	$1,082,358	100.0%	$994,573	100.0%	$87,785	8.8%

•
Advertising revenues increased $49,830 primarily at AMC resulting from higher ratings and higher pricing per unit sold due to an increased demand for our programming by advertisers, and to a lesser extent increases in advertising revenue at IFC and WE tv. Prior to December 2010, IFC principally sold sponsorships, but since then it migrated to a traditional advertising sales model; and

•
Distribution and other revenues increased $37,955 primarily due to an increase in affiliation fee revenues of$26,247, which includes a contractual adjustment from a distributor, and an increase of $11,708 due primarily to increased digital distribution revenues derived from licensing our programming.

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
We believe that the decline in the number of AMC and WE tv subscribers shown as of December 31, 2011 as compared to December 31, 2010 may reflect the impact of changes in the Nielsen sample and the decline in the Nielsen total universe estimate, as AMC and WE tv did not have any significant negative tiering changes or lose any significant affiliate relationships during the relevant periods.

International and Other
The increase in International and Other revenues, net is attributable to the following:

	Years Ended December 31,
	2011	% of total	2010	% of total	$ change	% change
Advertising	$177	0.1%	$384	0.4%	$(207)	(53.9)%
Distribution and other	125,396	99.9	104,115	99.6	21,281	20.4
	$125,573	100.0%	$104,499	100.0%	$21,074	20.2%
Distribution and other revenues increased $21,281 primarily due to increased foreign affiliation fee revenues from the AMC Canadian distributors and our other internationally distributed channels due to increased distribution in Europe, increased digital distribution and theatrical revenue at IFC Films, and to a lesser extent, increased origination fee revenue at AMC Networks Broadcasting & Technology, partially offset by lower foreign affiliation fee revenues of $933 at VOOM HD due to cessation of distribution of the Rush HD channel in Europe in April 2011.
Technical and operating expense (excluding depreciation and amortization)
Technical and operating expense (excluding depreciation and amortization) increased $59,868 to $425,961 for 2011 as compared to 2010. The net change by segment was as follows:

	Years Ended December 31,
	2011	2010	$ change	% change
National Networks	$366,998	$317,819	$49,179	15.5%
International and Other	77,485	65,635	11,850	18.1
Inter-segment eliminations	(18,522)	(17,361)	(1,161)	6.7
Total	$425,961	$366,093	$59,868	16.4%
Percentage of revenues, net	35.9%	34.0%
National Networks
The increase in the National Networks segment is attributable to increased amortization of program rights and series development/original programming costs of $44,597 and $4,582 for programming related costs. The increase in amortization of program rights and series development/original programming costs for 2011 as compared to 2010 is due primarily to increased amortization of program rights at AMC and WE tv and program rights write-offs of $18,059 primarily at AMC based on management’s assessment of programming usefulness, partially offset by a decrease in development costs at AMC and decreased amortization of program rights at Sundance Channel. The increase in programming related costs resulted principally from increased editing and formatting/commercial insertion related costs.
International and Other
The increase in the International and Other segment (excluding VOOM HD) consists of $10,455 related to programming costs of AMC/Sundance Channel Global services and content acquisition and participation costs at IFC Films. In addition, transmission and programming related expenses increased $2,840 primarily at AMC/Sundance Channel Global due to increased distribution in Europe. Programming costs at VOOM HD decreased $1,445 resulting primarily from ceasing distribution of the Rush HD channel in Europe in April 2011.

Selling, general and administrative expense
Selling, general and administrative expenses increased $7,522 to $335,656 for 2011 as compared to 2010. The net change by segment was as follows:

	Years Ended December 31,
	2011	2010	$ change	% change
National Networks	$280,387	$271,494	$8,893	3.3%
International and Other	56,071	56,965	(894)	(1.6)
Inter-segment eliminations	(802)	(325)	(477)	146.8
Total	$335,656	$328,134	$7,522	2.3%
Percentage of revenues, net	28.3%	30.4%
National Networks
The increase in the National Networks segment consists of $17,080 of sales and marketing expenses related to a higher number of original programming premieres during 2011, increased sales related costs at IFC following the migration to an advertising sales model in December 2010 as well as a net increase in other general and administrative costs of $9,537 primarily due to employee related expenses and costs incurred with becoming a stand-alone public company. These increases were partially offset by a decrease of $5,171 in share-based compensation expense and expenses relating to long-term incentive plans as well as a reduction of corporate allocations from Cablevision, including a reduction of $12,553 in management fees paid pursuant to a consulting agreement that was terminated on the Distribution date.
International and Other
The decrease in the International and Other segment consists of a decrease of $6,441 related to VOOM HD due primarily to lower legal fees and other related costs and expenses in connection with the DISH Network contract dispute and a decrease in share-based compensation expense and expenses relating to long-term incentive compensation of $1,262. Such decreases were partially offset by an increase of $4,506 for selling, marketing and advertising costs primarily at IFC Films due to increased spending on titles being distributed and a net increase of $2,303 for general and administrative costs incurred in connection with becoming a stand-alone public company. The increase in general and administrative costs is net of a reduction of corporate allocations from Cablevision following the Distribution.
Restructuring credit
The restructuring credit of $240 for 2011 and $2,218 for 2010 represents primarily the negotiated reductions of contract termination costs originally recorded in 2008 following the Company’s decision to discontinue funding the domestic programming of VOOM.
Depreciation and amortization
Depreciation and amortization decreased $6,607 to $99,848 for 2011 as compared to 2010. The net change by segment was as follows:

	Years Ended December 31,
	2011	2010	$ change	% change
National Networks	$85,701	$92,735	$(7,034)	(7.6)%
International and Other	14,147	13,720	427	3.1
	$99,848	$106,455	$(6,607)	(6.2)%
Amortization expense decreased $7,541 in 2011 as compared to 2010, which was partially offset by an increase in depreciation expense of $934. The decrease in amortization expense was due to the decrease at the National Networks segment primarily resulting from certain identifiable intangible assets of Sundance Channel becoming fully amortized in the fourth quarter of 2010.

AOCF
AOCF increased $40,434 for 2011 as compared to 2010. The net change by segment was as follows:

	Years Ended December 31,
	2011	2010	$ change	% change
National Networks	$447,555	$419,051	$28,504	6.8%
International and Other	(4,976)	(14,686)	9,710	(66.1)
Inter-segment eliminations	(866)	(3,086)	2,220	(71.9)
AOCF	$441,713	$401,279	$40,434	10.1%
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
$21,384
Write-off of deferred financing costs
The write-off of deferred financing costs of $6,247 for the year ended December 31, 2011 represents $1,186 of deferred financing costs written off in connection with the redemption of the RNS 8 3/4% senior notes in May 2011, $2,062 and $2,455 of deferred financing costs written off in connection with the repayment of the outstanding borrowings under the RNS credit facility and the RNS 10 3/8% senior subordinated notes, respectively, in June 2011 in connection with the Distribution and $544 of deferred financing costs written off associated with the $100,000 of voluntary prepayments of the term loan A facility during 2011.
Loss on extinguishment of debt
The loss on extinguishment of debt of $14,726 for the year ended December 31, 2011 represents $14,535 for the excess of the redemption price, premium paid and related fees along with accretion to principal amount over the carrying value of the $325,000 principal amount of the RNS 10 3/8% senior subordinated notes redeemed June 30, 2011 associated with the tender offer which occurred in connection with the Distribution and $191 associated with the $100,000 of voluntary prepayments of the term loan A facility during 2011.
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
On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), RASCO (a cable television advertising company), and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The operating results of these transferred entities through the date of transfer have been presented in discontinued operations for the year ended December 31, 2010 in the accompanying consolidated financial statements.
Liquidity and Capital Resources
Overview
Our operations have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (as described below) and access to capital markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. On December 10, 2012, we filed a Registration Statement on Form S-3 ("Shelf Registration") with the SEC in which we registered debt securities.
Our principal uses of cash include the acquisition and production of programming, our debt service and voluntary prepayments of debt. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2013. Historically, our businesses have not required significant capital expenditures. However, since the Distribution, as we continue to invest in infrastructure, we expect that our capital expenditures may be higher in future periods. In 2012, we voluntarily prepaid $150,000 of the outstanding balance of the term loan A facility. The next required quarterly installment under the term loan A facility will be due on December 31, 2014 in the amount of $4,250. On December 17, 2012, we issued under a Shelf Registration $600,000 aggregate principal amount of 4.75% senior notes due December 15, 2022 (see below). We used the net proceeds from the offering to repay the outstanding amount under the term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Continuing operations:
Cash flow provided by operating activities	$569,132	$255,233	$265,995
Cash flow used in investing activities	(19,392)	(15,691)	(17,157)
Cash flow used in financing activities	(155,087)	(104,057)	(148,816)
Net increase in cash from continuing operations	394,653	135,485	100,022
Discontinued operations:
Net increase (decrease) in cash flow from discontinued operations	$481	$391	$(49,890)
Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $569,132 for the year ended December 31, 2012 as compared to $255,233 for the year ended December 31, 2011. The December 31, 2012 cash provided by operating activities resulted from $536,042 of net income before depreciation and amortization and other non-cash items, an increase in deferred revenue and deferred litigation settlement proceeds of $337,207 primarily related to the temporary allocation of the VOOM HD lawsuit settlement proceeds, see Item 3, “Legal Proceedings—DISH Network Contract Dispute” in this Annual Report, for further discussion, an increase in income taxes payable of $116,740 and an increase of other net liabilities of $7,247. These increases were partially offset by payments for program rights of $412,493, an increase in accounts receivable, trade of $11,717 and deferred carriage fee payments of $3,894.
Net cash provided by operating activities amounted to $255,233 for the year ended December 31, 2011 compared to $265,995 for the year ended December 31, 2010. The December 31, 2011 cash provided by operating activities resulted from $641,055 of net income before depreciation and amortization and other non-cash items and a decrease of other net assets of $21,497, partially offset by payments for program rights of $358,929, an increase in accounts receivable, trade totaling $44,750 and deferred carriage fee payments of $3,640.
Net cash provided by operating activities amounted to $265,995 for the year ended December 31, 2010. The 2010 cash provided by operating activities resulted from $571,984 of net income before depreciation and amortization and other non-cash items, a decrease in prepaid expenses and other assets of $3,962 and an increase in net other liabilities totaling $17,821 partially offset by payments for program rights of $288,319, an increase in accounts receivable, trade totaling $36,422 and deferred carriage fee payments of $3,031.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $19,392, $15,691 and $17,157, respectively, which consisted primarily of capital expenditures of $18,557, $15,371, and $17,243 for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, capital expenditures are primarily for the purchase of information technology hardware and software and transmission related equipment.
Financing Activities
Net cash used in financing activities amounted to $155,087 for the year ended December 31, 2012 as compared to $104,057 for the year ended December 31, 2011. In 2012, financing activities consisted of repayments of indebtedness under our Credit Facility of $742,025, treasury stock acquired from the acquisition of restricted shares of $15,989, principal payments on capital leases of $1,413 and payments for financing costs of $1,421, partially offset by the net proceeds from the issuance of 4.75% senior notes of $589,500, proceeds from stock option exercises of $8,777 and the excess tax benefits from share-based compensation arrangements of $7,484.
Net cash used in financing activities amounted to $104,057 for the year ended December 31, 2011 compared to $148,816 for the year ended December 31, 2010. In 2011, financing activities consisted of proceeds from credit facility debt of $1,442,364 and proceeds from stock option exercises of $3,622, which was more than offset by the repayment of credit facility debt of $877,975, payments for the redemption of the RNS senior notes and senior subordinated notes, including tender premiums and fees of

$638,365, deferred financing costs of $27,414, principal payments on capital leases of $4,612 and treasury stock acquired from the acquisition of restricted shares of $1,677.
Net cash used in financing activities amounted to $148,816 for the year ended December 31, 2010. In 2010, financing activities consisted of capital contributions from Cablevision of $204,018, repayment of a note payable to an affiliate of Cablevision of $190,000, capital distributions to Cablevision of $53,754, repayment of RNS credit facility debt of $105,000 and principal payments on capital leases of $4,080.
Discontinued Operations
The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $481 and $391 for the years ended December 31, 2012 and 2011, respectively and a cash outflow of $49,890 for the year ended December 31, 2010.
Operating Activities
Net cash used in operating activities of discontinued operations amounted to $82 and $359 for the years ended December 31, 2012 and 2011, respectively, resulting from an increase in net assets.
Net cash used in operating activities of discontinued operations amounted to $30,870 for the year ended December 31, 2010. The 2010 cash used in operating activities resulted from $52,287 of loss excluding depreciation and amortization and other non-cash items and a decrease in accounts payable and other liabilities of $9,423, partially offset by an increase in cash resulting from a decrease in current and other assets of $30,840.
Investing Activities
Net cash provided by investing activities of discontinued operations for the years ended December 31, 2012 and 2011 was $563 and $750, respectively, which consisted of proceeds from the sale of affiliate interests.
Net cash used in investing activities of discontinued operations for the year ended December 31, 2010 was $10,183, which consisted of capital expenditures of $10,744, partially offset by proceeds from the sale of affiliate interests and other net cash receipts of $561.
Debt Financing Agreements
Senior Secured Credit Facility
On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement. Under the terms of such credit agreement, AMC Networks was provided with senior secured credit facilities consisting of a $1,130,000 term loan A facility, a $595,000 term loan B facility and a $500,000 revolving credit facility (collectively, the "Credit Facility"). The term loan A facility and the term loan B facility were discounted $5,650 and $12,986, respectively, upon original issuance. The revolving credit facility matures on June 30, 2016 and the term loan A facility matures June 30, 2017. On the Closing Date, approximately $577,000 of the Credit Facility debt was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used such debt to satisfy and discharge outstanding CSC Holdings debt.
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of 4.75% Notes (see below) and used the net proceeds of the offering to repay the outstanding amount under the term loan B facility.
The revolving credit facility was not drawn upon on the Closing Date and remains undrawn at December 31, 2012. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,309, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a Cash Flow Ratio, defined below), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a Cash Flow Ratio). At December 31, 2012, the interest rate on the term loan A facility was 1.96%, reflecting a Eurodollar rate plus the additional rate as described herein.
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

Borrowings under the term loan A facility and the revolving credit facility may be voluntarily prepaid without premiums and penalty at any time (see below for a discussion of voluntary prepayments of the term loan A facility). The Credit Facility also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The term loan A facility is required to be repaid in quarterly installments of $14,125 from September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the term loan A facility maturity date. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2016.
From inception through December 31, 2012, we voluntarily prepaid $250,000 of the outstanding balance under the term loan A facility ($150,000 of which was prepaid in 2012), which was applied to the earliest required quarterly installments due. As a result, as of December 31, 2012, the next required quarterly installment will be due on December 31, 2014 in the amount of $4,250 with quarterly installments due under the term loan A facility subsequent to December 31, 2014 remaining unchanged. We recorded a write-off of deferred financing costs of $964 associated with the voluntary prepayments that were made in 2012 in the consolidated statement of income for the year ended December 31, 2012.
The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow, each as defined in the Credit Facility (“Cash Flow Ratio”) of (a) 6.50:1 as of December 31, 2012 and decreasing to 6.00:1 for the period beginning January 1, 2013 and ending December 31, 2014 and (b) 5.50:1 thereafter and (ii) a ratio of annual operating cash flow to annual total interest expense, each as defined in the Credit Facility (“Interest Coverage Ratio”) of (a) 2.50:1 through December 31, 2013 and (b) 2.75:1 thereafter.
AMC Networks was in compliance with all of its covenants under its Credit Facility as of December 31, 2012.
The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on the Cash Flow Ratio) in respect of the average daily unused commitments under the revolving credit facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.
We may request an increase in the term loan A facility and/or the revolving credit facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the senior secured leverage ratio of the Company to exceed 4.75:1. As of December 31, 2012, the Company does not have any commitments for an incremental facility.
7.75% Senior Notes due 2021
On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “7.75% Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the accompanying consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used the Company’s 7.75% Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the 7.75% Notes or their affiliates then offered the 7.75% Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the 7.75% Notes being held by third party investors.
The 7.75% Notes were issued under an indenture dated as of June 30, 2011 (the “7.75% Notes Indenture”).
In connection with the issuance of the 7.75% Notes, AMC Networks incurred deferred financing costs of $1,533, which are being amortized, using the effective interest method, to interest expense over the term of the 7.75% Notes.
Interest on the 7.75% Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year.
The 7.75% Notes may be redeemed, in whole or in part, at any time on or after July 15, 2016, at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on July 15, 2019.
In addition, if AMC Networks experiences a Change of Control (as defined in the 7.75% Notes Indenture), the holders of the 7.75% Notes may require AMC Networks to repurchase for cash all or a portion of their 7.75% Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).
AMC Networks is a holding company and has no operations of its own. The 7.75% Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries (the “Subsidiary Guarantors”), in accordance with the 7.75% Notes Indenture. The guarantees under the 7.75% Notes are full and unconditional and joint and several.

The 7.75% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its Subsidiary Guarantors including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the 7.75% Notes Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
AMC Networks was in compliance with all of its covenants under its 7.75% Notes Indenture as of December 31, 2012.
4.75% Senior Notes due 2022
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of its 4.75% senior notes, net of an issuance discount of $10,500, due December 15, 2022 (the “4.75% Notes”). AMC Networks used the net proceeds of this offering to repay the outstanding amount under its term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes. In connection with the repayment of the term loan B facility, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on extinguishment of debt of $898 and $10,774, respectively, in the consolidated statement of income for the year ended December 31, 2012. Additionally, the Company recorded an unrealized loss of $8,725 on the related interest rate swap contracts previously designated as cash flow hedges of a portion of the term loan B facility which is included in interest expense in the accompanying consolidated statement of income for the year ended December 31, 2012.
The 4.75% Notes were issued pursuant to an indenture dated as of December 17, 2012 (the “Base Indenture,” and together with the First Supplemental Indenture, the “4.75% Notes Indenture”).
In connection with the issuance of the 4.75% Notes, AMC Networks incurred deferred financing costs of $1,393, which are being amortized, using the effective interest method, to interest expense over the term of the 4.75% Notes.
Interest on the 4.75% Notes accrues at the rate of 4.75% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2013.
The 4.75% Notes may be redeemed, in whole or in part, at any time on or after December 15, 2017, at a redemption price equal to 102.375% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on December 15, 2020.
In addition, if AMC Networks experiences a Change of Control (as defined in the 4.75% Notes Indenture), the holders of the 4.75% Notes may require AMC Networks to repurchase for cash all or a portion of their 4.75% Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).
Since AMC Networks is a holding company and has no operations of its own, the 4.75% Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors in accordance with the 4.75% Notes Indenture. The guarantees under the 4.75% Notes are full and unconditional and joint and several.
The 4.75% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its Subsidiary Guarantors including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the 4.75% Notes Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
AMC Networks was in compliance with all of its covenants under its 4.75% Notes Indenture as of December 31, 2012.

Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2012 are summarized in the following table:

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Debt obligations:
Principal payments	$2,180,000	$—	$202,000	$678,000	$1,300,000
Interest payments (1)	876,414	110,094	214,626	192,194	359,500
Program rights obligations	548,299	157,584	267,410	107,717	15,588
Purchase obligations (2)	246,026	188,612	52,819	4,595	—
Operating lease obligations	87,154	16,065	32,496	26,454	12,139
Guarantees (3)	72,628	71,483	1,145	—	—
Contract obligations (4)	48,478	23,465	22,780	2,233	—
Capital lease obligations (5)	22,111	3,036	6,072	6,072	6,931
Total	$4,081,110	$570,339	$799,348	$1,017,265	$1,694,158

(1)	Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2012.

(2)	Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations that have not yet met the criteria to be recorded in the balance sheet.

(3)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.

(4)	Represents primarily participation obligations and deferred carriage fees payable to distributors.

(5)	Capital lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2012, the liability for uncertain tax positions was $16,721, excluding the related accrued interest liability of $3,201 and deferred tax assets of $7,041. See Note 10 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
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
The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Impairment of Long-Lived and Indefinite-Lived Assets
Our long-lived and indefinite-lived assets at December 31, 2012 include property and equipment, net of $70,890, amortizable intangible assets, net of $221,283, identifiable indefinite-lived intangible assets, which consist of Sundance Channel trademarks of $19,900 and goodwill of $79,305. These assets accounted for approximately 15% of our consolidated total assets as of December 31, 2012.

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
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter (“annual impairment test date”) and upon the occurrence of certain events or substantive changes in circumstances.
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
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

December 31, 2012
Reporting Unit and Segment
AMC	$34,251
WE tv	5,214
IFC	13,582
Sundance Channel	25,062
Total National Networks	78,109
AMC Networks Broadcasting & Technology	1,196
Total International and Other	1,196
$79,305
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
Useful Lives of Finite-Lived Intangible Assets
We have recognized intangible assets for affiliation agreements and affiliate relationships, advertiser relationships and other intangible assets as a result of our accounting for business acquisitions. We have determined that such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangible assets at December 31, 2012 are as follows:

	Net Carrying Value at, December 31, 2012	Estimated Useful Lives in Years
Affiliation agreements and affiliate relationships	$217,136	10 to 25 years
Advertiser relationships	4,022	10 years
Other amortizable intangible assets	125	4 to 10 years
	$221,283
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
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals. If an affiliate were to cease carrying a service on an other than temporary basis, we would record an impairment charge for the then remaining carrying value of that affiliation agreement intangible asset. If we were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, we would evaluate the impact on our cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset. We also would evaluate whether the remaining useful life of the affiliate relationship intangible asset remained appropriate. Based on December 31, 2012 carrying values, if the estimated remaining life of all affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2013 would be to increase our annual amortization expense by approximately $1,083.
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

Our owned original programming is primarily produced by independent production companies, with the remainder produced by us. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues. Projected program usage is based on the historical usage of similar content. Estimated attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. We periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the program right to net realizable value. We believe the most sensitive factor affecting our estimate of ultimate revenues is the program’s audience ratings. A program’s strong performance could result in increased usage and increased revenues in a particular period resulting in accelerated amortization of production costs in that period. Poor ratings may result in the reduction of planned usage or the abandonment of a program, which would require a write-off of any unamortized production costs. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Historically, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $9,990, $18,332 and $1,222 were recorded for the years ended December 31, 2012, 2011 and 2010.
Income Taxes
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates with regard to uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. At December 31, 2012, we had a valuation allowance of $6,064, primarily for certain local income tax credit carry forwards.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective in the first quarter of 2013 and is not expected to have a material effect on our consolidated financial statements.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2012, the fair value of our fixed rate debt of $1,404,500 was more than its carrying value of $1,276,957 by $127,543. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2012 would increase the estimated fair value of our fixed rate debt by approximately $66,900 to approximately $1,471,400.
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
As of December 31, 2012, we have $2,153,315 of debt outstanding (excluding capital leases), of which $876,358 outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2012 could increase our annual interest expense approximately $8,000.
During 2012, in connection with the repayment of the outstanding principal amount under the term loan B facility, we recorded an unrealized loss of $8,725, included in interest expense, on the related interest rate swap contracts previously designated as cash flow hedges of a portion of our term loan B facility.
As of December 31, 2012, we have interest rate swap contracts outstanding with notional amounts aggregating $838,813. The aggregate fair values of interest rate swap contracts at December 31, 2012 was a liability of $22,137 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 98% of our debt (excluding capital leases) as of December 31, 2012 is effectively fixed (59% being fixed rate obligations and 39% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss consists of $8,446 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges. At December 31, 2012, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 67 of this Annual Report, and are incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
(b)    Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined under the Securities Exchange Act of 1934 Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report appearing on page F-1.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2012 (the “2013 Proxy Statement”), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2013 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock will be included in the 2013 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2013 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information relating to principal accounting fees and services will be included in the 2013 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:

(1)	The financial statements as indicated in the index set forth on page 67.

(2)	Financial statement schedule:
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

4.4
Registration Rights Agreement, dated as of June 30, 2011, among AMC Networks Inc., the subsidiary guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2011).

4.5
Indenture by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on December 10, 2012).

4.6
First Supplemental Indenture dated as of December 17, 2012, by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the AMC Networks Inc. 4.75% Senior Notes due December 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012).

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

10.6	AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.7
AMC Networks Inc. Amended and Restated 2011 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.8	AMC Networks Inc. Amended and Restated 2011 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Description of Exhibit

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

10.24
Form of Letter Agreement from CSC Holdings, LLC to AMC Networks Inc. regarding VOOM Litigation (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.25
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

10.27	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.28	Form of Executive Officer Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.29	Form of Performance Award Agreement under the 2011 Cash Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.30	Form of Restricted Stock Units Award Agreement under the 2011 Employee Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.31	Form of Cablevision Amended and Restated Performance Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

*10.32
Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between VOOM HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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
_______________________

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

AMC Networks Inc.

Date:	February 26, 2013	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 26, 2013
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	February 26, 2013
Sean S. Sullivan	(Principal Financial Officer)

/s/ John P. Giraldo	Chief Accounting Officer	February 26, 2013
John P. Giraldo	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 26, 2013
Charles F. Dolan

/s/ Neil Ashe	Director	February 26, 2013
Neil Ashe

/s/ William J. Bell	Director	February 26, 2013
William J. Bell

/s/ James L. Dolan	Director	February 26, 2013
James L. Dolan

/s/ Kristin A. Dolan	Director	February 26, 2013
Kristin A. Dolan

Name	Title	Date

/s/ Marianne Dolan Weber	Director	February 26, 2013
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 26, 2013
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 26, 2013
Thomas C. Dolan

/s/ Alan D. Schwartz	Director	February 26, 2013
Alan D. Schwartz

/s/ Brian G. Sweeney	Director	February 26, 2013
Brian G. Sweeney

/s/ Leonard Tow	Director	February 26, 2013
Leonard Tow

/s/ Robert Wright	Director	February 26, 2013
Robert Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Networks Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, AMC Networks Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Networks Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' (deficiency) equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ (deficiency) equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Networks Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Networks Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 26, 2013

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands, except per share amounts)

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$610,970	$215,836
Accounts receivable, trade (less allowance for doubtful accounts of $1,378 and $3,092)	299,792	286,810
Amounts due from related parties, net	7,686	5,540
Current portion of program rights, net	289,644	288,868
Prepaid expenses and other current assets	17,032	13,673
Deferred tax asset, net	121,403	59,272
Total current assets	1,346,527	869,999
Property and equipment, net	70,890	63,814
Program rights, net	751,119	765,609
Amounts due from related parties, net	3,193	3,214
Deferred carriage fees, net	64,095	47,304
Intangible assets, net	241,183	305,673
Goodwill	79,305	83,173
Other assets	62,543	45,148
Total assets	$2,618,855	$2,183,934
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$59,077	$61,605
Accrued liabilities:
Interest	28,250	31,254
Employee related costs	75,620	57,160
Income taxes payable	116,740	—
Other accrued expenses	21,488	11,385
Amounts due to related parties, net	1,110	5,336
Program rights obligations	157,584	146,339
Deferred litigation settlement proceeds	307,944	—
Deferred revenue	53,116	23,853
Current portion of long-term debt	—	5,950
Current portion of capital lease obligations	1,558	1,314
Total current liabilities	822,487	344,196
Program rights obligations	390,715	472,690
Long-term debt	2,153,315	2,285,330
Capital lease obligations	14,104	14,363
Deferred tax liability, net	29,141	51,905
Other liabilities	91,445	52,445
Total liabilities	3,501,207	3,220,929
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,247,043 and 58,628,764 shares issued and 60,591,030 and 58,434,704 shares outstanding, respectively	612	586
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,784,408 and 13,534,408 shares issued and outstanding, respectively	118	135
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	36,454	5,942
Accumulated deficit	(893,424)	(1,029,954)
Treasury stock, at cost (656,013 and 194,060 shares Class A Common Stock, respectively)	(17,666)	(1,677)
Accumulated other comprehensive loss	(8,446)	(12,027)
Total stockholders’ deficiency	(882,352)	(1,036,995)
Total liabilities and stockholders’ deficiency	$2,618,855	$2,183,934
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Revenues, net (including revenues, net from related parties of $32,195, $31,885 and $29,203, respectively)	$1,352,577	$1,187,741	$1,078,300
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $620, $5,040 and $3,971, respectively)	507,436	425,961	366,093
Selling, general and administrative (including charges (credits) from related parties of $(206), $57,004 and $100,230, respectively)	396,926	335,656	328,134
Restructuring credit	(3)	(240)	(2,218)
Depreciation and amortization	85,380	99,848	106,455
	989,739	861,225	798,464
Operating income	362,838	326,516	279,836
Other income (expense):
Interest expense	(127,778)	(95,870)	(75,800)
Interest income	502	1,074	2,388
Write-off of deferred financing costs	(1,862)	(6,247)	—
Loss on extinguishment of debt	(10,774)	(14,726)	—
Miscellaneous, net	(652)	(137)	(162)
	(140,564)	(115,906)	(73,574)
Income from continuing operations before income taxes	222,274	210,610	206,262
Income tax expense	(86,058)	(84,248)	(88,073)
Income from continuing operations	136,216	126,362	118,189
Income (loss) from discontinued operations, net of income taxes	314	92	(38,090)
Net income	$136,530	$126,454	$80,099

Basic net income (loss) per share:
Income from continuing operations	$1.94	$1.82	$1.71
Income (loss) from discontinued operations	$—	$—	$(0.55)
Net income	$1.94	$1.83	$1.16

Diluted net income (loss) per share:
Income from continuing operations	$1.89	$1.79	$1.71
Income (loss) from discontinued operations	$—	$—	$(0.55)
Net income	$1.89	$1.79	$1.16

Weighted average common shares:
Basic weighted average common shares	70,374	69,283	69,161
Diluted weighted average common shares	72,236	70,731	69,161
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Net income	$136,530	$126,454	$80,099
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	5,693	(19,091)	—
Other comprehensive income (loss), before income taxes	5,693	(19,091)	—
Income tax (expense) benefit	(2,112)	7,064	—
Other comprehensive income (loss), net of income taxes	3,581	(12,027)	—
Comprehensive income	$140,111	$114,427	$80,099
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2010	$—	$—	$—	$(236,992)	$—	$—	$(236,992)
Net Income	—	—	—	80,099	—	—	80,099
Cash capital contributions from Cablevision	—	—	204,018	—	—	—	204,018
Cash capital distributions to Cablevision	—	—	(53,754)	—	—	—	(53,754)
Non-cash capital contribution related to the utilization of Cablevision tax losses	—	—	52,824	—	—	—	52,824
Distribution of net assets to Cablevision (see Note 1)	—	—	(41,273)	—	—	—	(41,273)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	20,559	—	—	—	20,559
Other non-cash capital distributions, net	—	—	(650)	—	—	—	(650)
Balance, December 31, 2010	—	—	181,724	(156,893)	—	—	24,831
Net income	—	—	—	126,454	—	—	126,454
Other comprehensive loss	—	—	—	—	—	(12,027)	(12,027)
Cash capital contributions from Cablevision	—	—	20,813	—	—	—	20,813
Cash capital distributions to Cablevision	—	—	(20,813)	—	—	—	(20,813)
Non-cash capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Note 15)	—	—	(6,313)	—	—	—	(6,313)
Non-cash capital distribution associated with the issuance of debt to Cablevision (see Note 1)	—	—	(250,485)	(999,515)	—	—	(1,250,000)
Non-cash capital contribution, net related to adjustments to the liability for uncertain tax positions and net deferred tax assets as a result of the Distribution	—	—	44,598	—	—	—	44,598
Non-cash capital contribution related to the utilization of Cablevision tax losses	—	—	36,867	—	—	—	36,867
Non-cash capital distribution related to tax credits utilized by Cablevision	—	—	(2,586)	—	—	—	(2,586)
Non-cash capital distribution of a promissory note receivable to Cablevision (see Note 15)	—	—	(17,113)	—	—	—	(17,113)
Non-cash capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	8,343	—	—	—	8,343
Reclassification of common stock in connection with the Distribution	578	135	(713)	—	—	—	—
Share-based compensation expense subsequent to the Distribution	—	—	7,669	—	—	—	7,669
Proceeds from the exercise of stock options	8	—	3,614	—	—	—	3,622
Treasury stock acquired from forfeitures and acquisition of restricted shares	—	—	—	—	(1,677)	—	(1,677)
Other non-cash capital contributions, net	—	—	337	—	—	—	337
Balance, December 31, 2011	586	135	5,942	(1,029,954)	(1,677)	(12,027)	(1,036,995)
Net Income	—	—	—	136,530	—	—	136,530
Other comprehensive income	—	—	—	—	—	3,581	3,581
Non-cash capital distribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 10)	—	—	(1,148)	—	—	—	(1,148)
Non-cash capital distribution related to the utilization of Cablevision tax losses (see Note 10)	—	—	(1,794)	—	—	—	(1,794)
Share-based compensation expense	—	—	17,202	—	—	—	17,202
Proceeds from the exercise of stock options	9	—	8,768	—	—	—	8,777
Treasury stock acquired from forfeitures and acquisition of restricted shares (see Note 12)	—	—	—	—	(15,989)	—	(15,989)
Conversion of Class B to Class A common stock	17	(17)	—	—	—	—	—
Excess tax benefits on share-based awards	—	—	7,484	—	—	—	7,484
Balance, December 31, 2012	$612	$118	$36,454	$(893,424)	$(17,666)	$(8,446)	$(882,352)
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Income from continuing operations	$136,216	$126,362	$118,189
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	85,380	99,848	106,455
Share-based compensation expense related to equity classified awards	17,202	16,012	16,267
Amortization and write-off of program rights	355,477	278,728	219,859
Amortization of deferred carriage fees	9,211	23,962	25,213
Unrealized loss on derivative contracts, net	8,739	—	—
Amortization and write-off of deferred financing costs and discounts on indebtedness	10,406	12,159	3,773
Loss on extinguishment of debt	10,774	14,726	—
(Recovery of) provision for doubtful accounts	(1,265)	338	1,484
Deferred income taxes	(88,514)	69,160	80,744
Excess tax benefits from share-based compensation arrangements	(7,484)	—	—
Other, net	(100)	(240)	—
Changes in assets and liabilities:
Accounts receivable, trade	(11,717)	(44,750)	(36,422)
Amounts due from/to related parties, net	(6,001)	(9,602)	5,049
Prepaid expenses and other assets	(24,842)	(3,439)	3,962
Program rights and obligations, net	(412,493)	(358,929)	(288,319)
Income taxes payable	116,740	(52)	(164)
Deferred revenue and deferred litigation settlement proceeds	337,207	6,039	1,631
Deferred carriage fees and deferred carriage fees payable, net	(3,894)	(3,640)	(3,031)
Accounts payable, accrued expenses and other liabilities	38,090	28,551	11,305
Net cash provided by operating activities	569,132	255,233	265,995
Cash flows from investing activities:
Capital expenditures	(18,557)	(15,371)	(17,243)
Acquisition of investment securities	(750)	—	—
Payment for acquisition of a business	(185)	(320)	(320)
Proceeds from sale of equipment, net of costs of disposal	100	—	406
Net cash used in investing activities	(19,392)	(15,691)	(17,157)
Cash flows from financing activities:
Capital contributions from Cablevision	—	20,813	204,018
Capital distributions to Cablevision	—	(20,813)	(53,754)
Repayment of credit facility debt	(742,025)	(877,975)	(105,000)
Redemption of senior notes	—	(300,000)	—
Redemption of senior subordinated notes, including tender premium and fees	—	(338,365)	—
Payments for financing costs	(1,421)	(27,414)	—
Proceeds from the issuance of long-term debt	589,500	1,442,364	—
Purchase of treasury stock	(15,989)	(1,677)	—
Proceeds from stock option exercises	8,777	3,622	—
Excess tax benefits from share-based compensation arrangements	7,484	—	—
Repayment of note payable to related party	—	—	(190,000)
Principal payments on capital lease obligations	(1,413)	(4,612)	(4,080)
Net cash used in financing activities	(155,087)	(104,057)	(148,816)
Net increase in cash and cash equivalents from continuing operations	394,653	135,485	100,022
Cash flows from discontinued operations:
Net cash used in operating activities	(82)	(359)	(30,870)
Net cash provided by (used in) investing activities	563	750	(10,183)
Effect of change in cash related to net assets distributed to Cablevision	—	—	(8,837)
Net increase (decrease) in cash and cash equivalents from discontinued operations	481	391	(49,890)
Cash and cash equivalents at beginning of year	215,836	79,960	29,828
Cash and cash equivalents at end of year	$610,970	$215,836	$79,960
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
As part of the Distribution, the Company incurred $2,425,000 of debt (the “Distribution Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of senior unsecured notes (see Note 6). Approximately $1,063,000 of the proceeds of the Distribution Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of Distribution Debt was issued to CSC Holdings, LLC (“CSC Holdings”), a wholly-owned subsidiary of Cablevision, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used such Distribution Debt to satisfy and discharge outstanding CSC Holdings debt, which ultimately resulted in such Distribution Debt being held by third party investors.
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
The Company’s consolidated financial statements for periods prior to the Distribution have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. The results of operations and cash flows of the Company for those periods could differ from those that might have resulted had the Company been operated autonomously or as an entity independent of Cablevision. The Company’s consolidated financial statements after the Distribution reflect certain revenues and expenses related to transactions with or charges from Cablevision and The Madison Square Garden Company and its subsidiaries (“MSG”) as described in Note 14.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Use of Estimates
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the determination of ultimate revenues as it relates to accounting for amortization and assessing recoverability of owned original programming costs, valuation and recoverability of long-lived assets, income taxes and contingencies and litigation matters.
Reclassifications
Certain reclassifications have been made to the 2011 and 2010 amounts to conform to the 2012 presentation. Specifically, the prepaid portion of program rights of $53,697 previously included in "prepaid expenses and other current assets" has been reclassified to "program rights, net" within current assets in the consolidated balance sheet at December 31, 2011. Similar reclassifications were made from "prepaid expenses and other assets" to "program rights and obligations, net" of $27,491 and $13,426 in the consolidated statements of cash flows for the years ended December 31, 2011 and 2010, respectively.
Discontinued Operations
On December 31, 2010, RMH transferred its membership interests in News 12 (regional news programming services), Rainbow Advertising Sales Corporation (a cable television advertising company) and certain other businesses to wholly-owned subsidiaries of Cablevision in contemplation of the Distribution. The net assets distributed amounted to $41,273 and were recorded as a deemed capital distribution in the consolidated statement of stockholders’ equity at December 31, 2010. No gain or loss was recognized in connection with this distribution between entities under common control. The operating results of these transferred entities through the date of the transfer have been presented in the consolidated statement of income as discontinued operations for the year ended December 31, 2010. Additionally, the net operating results following the sale of our ownership interests in the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method, have been classified as discontinued operations for all periods presented.
Operating results of discontinued operations for the years ended December 31, 2012, 2011 and 2010 are summarized below:

	Years Ended December 31,
	2012	2011	2010
Revenues, net	$—	$—	$79,768

Income (loss) before income taxes	$498	$822	$(63,311)
Income tax (expense) benefit	(184)	(730)	25,221
Income (loss) from discontinued operations, net of income taxes	$314	$92	$(38,090)
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue recognition for each source of the Company’s revenue is based on the following policies:
Distribution
The Company recognizes revenue from distributors that carry the Company’s programming services under multi-year contracts, commonly referred to as “affiliation agreements.” The programming services are delivered throughout the terms of the agreements and the Company recognizes revenue as programming is provided. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability for distribution by the licensee. Revenue from video-on-demand and similar pay-per-view arrangements is recognized as programming is exhibited based on end-customer purchases as reported by the distributor.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
Multiple-Element Transactions
For multiple-deliverable revenue arrangements, the Company uses the relative selling price method to allocate the arrangement consideration. Under the relative selling price method, the Company determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. For multiple-element deliverable arrangements that include elements other than revenue, if there is objective and reliable evidence of fair value for all elements of accounting, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values. There may be cases in which there is objective and reliable evidence of fair value of undelivered items in an arrangement but no such evidence for the delivered items. In those cases, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the remainder of the arrangement consideration is allocated to the delivered elements.
Technical and Operating Expenses
Costs of revenues, including but not limited to programming expense, primarily consisting of amortization and impairments or write-offs of programming rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption, are classified as technical and operating expenses in the consolidated statements of income.
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $154,371, $105,068 and $92,184 for the years ended December 31, 2012, 2011, and 2010, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the portion of awards that are ultimately expected to vest. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award using a straight-line amortization method, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. For stock appreciation rights (“SARs”), the Company recognizes expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.
For periods prior to the Distribution date, Cablevision charged the Company its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans (see Note 14). Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2012, the Company had $41,983 of accounts receivable due in excess of one-year, which are included in other assets in the consolidated balance sheet.
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
The Company’s owned original programming is primarily produced by independent production companies, with the remainder produced by the Company. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues. Projected program usage is based on the historical usage of similar content. Estimated attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to net realizable value.
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. See Note 3 for further discussion regarding program rights write-offs.
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
Intangible assets established in connection with business acquisitions primarily consist of affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite Lived Assets
The Company’s long-lived and indefinite-lived assets at December 31, 2012 include property and equipment, net of $70,890, amortizable intangible assets, net of $221,283, identifiable indefinite-lived intangible assets, which consist of Sundance Channel trademarks of $19,900, and goodwill of $79,305. These assets accounted for approximately 15% of the Company’s consolidated total assets as of December 31, 2012.
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
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter (“annual impairment test date”) and upon the occurrence of certain events or substantive changes in circumstances.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Deferred Carriage Fees
Deferred carriage fees represent amounts principally paid or payable to multichannel video distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee arrangement (up to 13 years).
Derivative Financial Instruments
The Company’s derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company’s embedded derivative financial instruments are clearly and closely related to the host contracts; therefore, such derivative financial instruments are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 8 for a further discussion of the Company’s derivative financial instruments.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2012	2011	2010
Basic weighted average shares outstanding	70,374,000	69,283,000	69,161,000
Effect of dilution:
Stock options	783,000	510,000	—
Restricted shares/units	1,079,000	938,000	—
Diluted weighted average shares outstanding	72,236,000	70,731,000	69,161,000

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

For the year ended December 31, 2012, approximately 527 restricted shares/units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive.
The number of shares used to compute basic and diluted EPS for the year ended December 31, 2010 of approximately 69,161,000, represents the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding. The dilutive effect of the Company’s share-based awards that were issued in connection with the adjustment or conversion of Cablevision’s share-based awards upon the Distribution (including Cablevision stock options and restricted share awards granted prior to the Distribution) and subsequent Company grants, are included in the computation of diluted EPS in periods subsequent to the Distribution.
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

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at June 30, 2011 (date of Distribution)	57,813,267	13,534,408
Employee and non-employee director stock transactions*	621,437	—
Balance at December 31, 2011	58,434,704	13,534,408
Conversion of Class B common stock to Class A common stock	1,750,000	(1,750,000)
Employee and non-employee director stock transactions*	406,326	—
Balance at December 31, 2012	60,591,030	11,784,408
*Primarily includes issuances of common stock in connection with employee stock option exercises and restricted shares/units granted to employees, partially offset by shares acquired by the Company in connection with the fulfillment of employees’ statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted shares.
Recently Adopted Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-07, Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (ASU 2012-07), which eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. ASU 2012-07 also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 does not change an entity's responsibility to analyze and consider any relevant subsequent events and information to assess whether the fair value measurement reflects all relevant information and assumptions that market participants would have considered under the current conditions at the measurement date. The Company adopted ASU 2012-07 effective December 31, 2012. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 effective January 1, 2012 and applied it to the Company’s annual impairment test as of the end of February 2012.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective in the first quarter of 2013 and is not expected to have a material effect on the Company's consolidated financial statements.
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
Note 3. Program Rights and Obligations
Program Rights
Owned original program rights, net of $80,826 at December 31, 2012 is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 94% of unamortized owned original programming costs, as of December 31, 2012, will be amortized within the next three years. The Company expects to amortize $48,294 of unamortized owned original programming costs, during the next twelve months. Program rights write-offs of $9,990, $18,332 and $1,222 were recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Program Rights Obligations
Amounts payable subsequent to December 31, 2012 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,
2013	$157,584
2014	141,276
2015	126,134
2016	82,379
2017	25,338
Thereafter	15,588
$548,299
Note 4. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

	December 31,		Estimated Useful Lives
	2012	2011
Program, service and test equipment	$103,169	$92,080	2 to 5 years
Satellite equipment	16,580	15,530	13 years
Furniture and fixtures	15,386	14,286	5 to 8 years
Transmission equipment	37,518	34,441	5 years
Leasehold improvements	45,321	40,222	Term of lease
	217,974	196,559
Accumulated depreciation and amortization	(147,084)	(132,745)
	$70,890	$63,814
During 2012, the Company retired $6,332 of fully depreciated assets that were no longer in use.
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $20,891, $20,739 and $19,805, respectively, for the years ended December 31, 2012, 2011 and 2010.
At December 31, 2012 and 2011, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2012	2011
Satellite equipment	$16,580	$15,530
Less accumulated amortization	(7,474)	(6,221)
	$9,106	$9,309

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 5. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

	December 31, 2012	December 31, 2011
Reporting Unit and Segment
AMC	$34,251	$34,251
WE tv	5,214	5,214
IFC	13,582	13,582
Sundance Channel	25,062	28,930
Total National Networks	78,109	81,977
AMC Networks Broadcasting & Technology	1,196	1,196
Total International and Other	1,196	1,196
	$79,305	$83,173
The reduction of $3,868 in the carrying amount of goodwill for Sundance Channel is due to the realization of a tax benefit for the amortization of "second component" goodwill. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the Sundance Channel acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
There were no accumulated impairment losses related to goodwill for any periods as of December 31, 2012.
The following table summarizes information relating to the Company’s identifiable intangible assets:

	December 31, 2012			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(623,621)	$217,136	10 to 25 years
Advertiser relationships	74,248	(70,226)	4,022	10 years
Other amortizable intangible assets	644	(519)	125	4 to 10 years
Total amortizable intangible assets	915,649	(694,366)	221,283
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(694,366)	$241,183
	December 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$911,357	$(637,394)	$273,963
Advertiser relationships	103,723	(92,166)	11,557
Other amortizable intangible assets	644	(391)	253
Total amortizable intangible assets	1,015,724	(729,951)	285,773
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$1,035,624	$(729,951)	$305,673
During 2012, the Company retired $70,600 and $29,475 of fully amortized affiliation agreements and advertiser relationships, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 was $64,489, $79,109 and $86,650, respectively. Estimated future aggregate amortization expense for existing intangible assets subject to amortization for each of the next five years is as follows:

Years Ending December 31,
2013	$31,631
2014	9,759
2015	9,746
2016	9,746
2017	9,746
Impairment of Goodwill and Indefinite-Lived Intangible Assets
In accordance with the accounting guidance adopted on January 1, 2012, the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test is a two-step process. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value utilizing an enterprise-value based approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.
In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. These valuations also include assumptions for renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to our long-lived assets.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
Note 6. Debt
Long-term debt consists of:

	December 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Term loan A facility	$880,000	$1,030,000
Term loan B facility	—	592,025
Senior Notes:
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	—
Total long-term debt	2,180,000	2,322,025
Unamortized discount	(26,685)	(30,745)
Long-term debt, net	2,153,315	2,291,280
Current portion of long-term debt	—	5,950
Noncurrent portion of long-term debt	$2,153,315	$2,285,330
Senior Secured Credit Facility
On June 30, 2011 (the “Closing Date”), AMC Networks, as Borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into a credit agreement. Under the terms of such credit agreement, AMC Networks was provided with senior secured credit facilities consisting of a $1,130,000 term loan A facility, a $595,000 term loan B facility and a $500,000 revolving credit facility (collectively, the "Credit Facility"). The term loan A facility and the term loan B facility were discounted $5,650 and $12,986, respectively, upon original issuance. The revolving credit facility matures on June 30, 2016 and the term loan A facility matures June 30, 2017. On the Closing Date, approximately $577,000 of the Credit Facility debt was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011 in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011. The issuance of debt to CSC Holdings is reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used such debt to satisfy and discharge outstanding CSC Holdings debt.
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of its 4.75% Notes (see below) and used the net proceeds of the offering to repay the outstanding amount under the term loan B facility.
The revolving credit facility was not drawn upon on the Closing Date and remains undrawn at December 31, 2012. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $26,309, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Borrowings under the Credit Facility bear interest at a floating rate, which at the option of AMC Networks may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio). At December 31, 2012, the interest rate on the term loan A facility was 1.96%, reflecting a Eurodollar rate plus the additional rate as described herein.
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
Borrowings under the term loan A facility and the revolving credit facility may be voluntarily prepaid without premiums and penalty at any time (see below for a discussion of voluntary prepayments of the term loan A facility). The Credit Facility also provides for various mandatory prepayments, including with the proceeds from certain dispositions of property and borrowings. The term loan A facility is required to be repaid in quarterly installments of $14,125 from September 30, 2012 through June 30, 2013, $28,250 beginning September 30, 2013 through June 30, 2014, $42,375 beginning September 30, 2014 through June 30, 2015, $56,500 beginning September 30, 2015 through March 31, 2017 and $395,500 on June 30, 2017, the term loan A facility maturity date. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2016.
The Credit Facility requires AMC Networks to pay a commitment fee of between 0.25% and 0.50% (determined based on the Cash Flow Ratio, defined below) in respect of the average daily unused commitments under the revolving credit facility. AMC Networks is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.
The Company may request an increase in the term loan A facility and/or the revolving credit facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the senior secured leverage ratio of the Company to exceed 4.75:1. As of December 31, 2012, the Company does not have any commitments for an incremental facility.
The Credit Facility contains certain affirmative and negative covenants and also requires AMC Networks to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow, each as defined in the Credit Facility (“Cash Flow Ratio”) of (a) 6.50:1 at December 31, 2012 and decreasing to 6.00:1 for the period beginning January 1, 2013 and ending December 31, 2014 and (b) 5.50:1 thereafter and (ii) a minimum ratio of annual operating cash flow to annual total interest expense, as defined in the Credit Facility (“Interest Coverage Ratio”) of (a) 2.50:1 through December 31, 2013 and (b) 2.75:1 thereafter.
AMC Networks was in compliance with all financial covenants under the Credit Facility as of December 31, 2012.
From inception through December 31, 2012, the Company voluntarily prepaid $250,000 of the outstanding balance under the term loan A facility ($150,000 of which was paid in 2012), which was applied to the earliest required quarterly installments due. As a result, as of December 31, 2012, the next required quarterly installment will be due on December 31, 2014 in the amount of $4,250 with quarterly installments due under the term loan A facility subsequent to December 31, 2014 remaining unchanged. The Company recorded a write-off of deferred financing costs of $964 and $544 associated with the voluntary prepayments that were made in 2012 and 2011, respectively, in the consolidated statements of income.
7.75% Senior Notes due 2021
On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “7.75% Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the RMH businesses on June 6, 2011, which is reflected as a deemed capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011. CSC Holdings used the Company’s 7.75% Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the 7.75% Notes or their affiliates then offered the 7.75% Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the 7.75% Notes being held by third party investors.
The 7.75% Notes were issued under an indenture dated as of June 30, 2011 (the “7.75% Notes Indenture”).
In connection with the issuance of the 7.75% Notes, AMC Networks incurred deferred financing costs of $1,533, which are being amortized, using the effective interest method, to interest expense over the term of the 7.75% Notes.
Interest on the 7.75% Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The 7.75% Notes may be redeemed, in whole or in part, at any time on or after July 15, 2016, at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on July 15, 2019.
In addition, if AMC Networks experiences a Change of Control (as defined in the 7.75% Notes Indenture), the holders of the 7.75% Notes may require AMC Networks to repurchase for cash all or a portion of their 7.75% Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).
The 7.75% Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries (the “Subsidiary Guarantors”), in accordance with the 7.75% Notes Indenture. The guarantees under the 7.75% Notes are full and unconditional and joint and several.
AMC Networks is a holding company and has no independent assets or operations of its own, the guarantees under the 7.75% Notes are full and unconditional and joint and several, and any subsidiaries of AMC Networks other than the Subsidiary Guarantors are minor. There are no restrictions on the ability of AMC Networks or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan.
The 7.75% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its Subsidiary Guarantors including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the 7.75% Notes Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
AMC Networks entered into a registration rights agreement, dated as of June 30, 2011 (the “Registration Rights Agreement”), among AMC Networks, the Subsidiary Guarantors and the initial purchasers of the 7.75% Notes, pursuant to which AMC Networks filed a registration statement with the SEC with respect to an offer to exchange the 7.75% Notes for registered notes (the “Exchange Offer”) with terms identical in all material respects to the 7.75% Notes except that the registered notes do not contain terms that provide for restrictions on transfer (the “Registered Notes”), which was declared effective by the SEC on June 7, 2012. On July 10, 2012, the Exchange Offer was completed and all of AMC Networks’ original 7.75% Notes were exchanged for Registered Notes.
4.75% Senior Notes due 2022
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of its 4.75% senior notes, net of an issuance discount of $10,500, due December 15, 2022 (the “4.75% Notes”). AMC Networks used the net proceeds of this offering to repay the outstanding amount under its term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes. In connection with this repayment, the Company recorded a write-off of the related unamortized deferred financing costs and a loss on extinguishment of debt of $898 and $10,774, respectively, in the consolidated statement of income for the year ended December 31, 2012. Additionally, the Company recorded an unrealized loss of $8,725 on the related interest rate swap contracts previously designated as cash flow hedges of a portion of the term loan B facility which is included in interest expense in the consolidated statement of income for the year ended December 31, 2012.
The 4.75% Notes were issued pursuant to an indenture dated as of December 17, 2012 (the “Base Indenture,” and together with the First Supplemental Indenture, the “4.75% Notes Indenture”).
In connection with the issuance of the 4.75% Notes, AMC Networks incurred deferred financing costs of $1,393, which are being amortized, using the effective interest method, to interest expense over the term of the 4.75% Notes.
Interest on the 4.75% Notes accrues at the rate of 4.75% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2013.
The 4.75% Notes may be redeemed, in whole or in part, at any time on or after December 15, 2017, at a redemption price equal to 102.375% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on December 15, 2020.
In addition, if AMC Networks experiences a Change of Control (as defined in the 4.75% Notes Indenture), the holders of the 4.75% Notes may require AMC Networks to repurchase for cash all or a portion of their 4.75% Notes at a price equal to 101% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such repurchase).
The 4.75% Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors in accordance with the 4.75% Notes Indenture. The guarantees under the 4.75% Notes are full and unconditional and joint and several.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

AMC Networks is a holding company and has no independent assets or operations of its own, the guarantees under the 4.75% Notes are full and unconditional and joint and several, and any subsidiaries of AMC Networks other than the Subsidiary Guarantors are minor. There are no restrictions on the ability of AMC Networks or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan.
The 4.75% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its Subsidiary Guarantors including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not “Restricted Subsidiaries” (as defined in the 4.75% Notes Indenture), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2012 are as follows:

Years Ending December 31,
2013	$—
2014	4,250
2015	197,750
2016	226,000
2017	452,000
Thereafter	1,300,000
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
RNS Senior Subordinated Notes (tender prices per note in dollars)
On June 15, 2011, RNS announced that it commenced a cash tender offer (the “Tender Offer”) for all of its outstanding $325,000 aggregate principal amount 10 3/8% senior subordinated notes due 2014 (the “RNS Senior Subordinated Notes”) for total consideration of $1,039.58 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,029.58 per $1,000 principal amount of notes plus an early tender premium of $10 per $1,000 principal amount of notes. The Tender Offer was made in connection with the Distribution of AMC Networks by Cablevision.
In connection with the Tender Offer, on June 30, 2011 RNS redeemed 100% of the outstanding $325,000 aggregate principal amount of the RNS Senior Subordinated Notes. The Company used proceeds from borrowings under the Credit Facility to fund the redemption, and payment of fees and accrued and unpaid interest of $11,146. Tender premiums aggregating $12,864, along with accretion to the principal amount and other transaction costs of $1,321 have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2011. The related unamortized deferred financing costs aggregating approximately $2,455 were written off and recorded in write-off of deferred financing costs in the consolidated statement of income for the year ended December 31, 2011.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 7. Fair Value Measurement
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

	Level I	Level II	Level III	Total
At December 31, 2012:
Assets:
Cash equivalents(a)	$487,900	$—	$—	$487,900
Liabilities:
Interest rate swap contracts	$—	$22,137	$—	$22,137
At December 31, 2011:
Assets:
Cash equivalents(a)	$202,276	$—	$—	$202,276
Liabilities:
Interest rate swap contracts	$—	$19,091	$—	$19,091

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.
The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts (discussed in Note 8 below) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Senior Secured Credit Facility	$876,358	$876,154
Senior Notes	1,276,957	1,404,500
	$2,153,315	$2,280,654

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Debt instruments:
Senior Secured Credit Facility	$1,604,846	$1,550,960
Senior Notes	686,434	761,250
	$2,291,280	$2,312,210
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
Note 8. Derivative Financial Instruments
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
In July 2011, the Company entered into primarily amortizing interest rate swap contracts to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt. These contracts were designated as cash flow hedges for accounting and tax purposes (see below). The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of the interest rate swap contracts is recorded in current-period earnings.
As discussed in Note 6, in connection with the repayment of the term loan B facility, the Company recorded an unrealized loss of $8,725 related to the interest rate swap contracts previously designated as cash flow hedges of a portion of the term loan B facility which was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of income for the year ended December 31, 2012 as the related interest rate swap contracts no longer qualified for hedge accounting. Future changes in fair values related to these interest rate swap contracts will be recognized in earnings and included in interest

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

expense. The interest rate swap contracts outstanding hedging the Company's floating rate debt on the term loan A facility continues to be designated and qualifies as an effective interest rate swap cash flow hedge.
As of December 31, 2012, the Company has interest rate swap contracts outstanding with notional amounts aggregating $838,813. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At December 31, 2012, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheet are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$13,398	$19,091
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	8,739	—
Total derivatives		$22,137	$19,091
The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Amount of Loss Recognized in Other Comprehensive Income(“OCI”) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Years Ended December 31,			Years Ended December 31,
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$12,663	$23,719	Interest expense	$18,356	$4,628

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2012 and 2011.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
		Years Ended December 31,
		2012	2011
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$14	$—
Note 9. Leases
Operating Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2020. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $14,814, $13,312 and $12,363, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The future minimum annual payments for the Company’s operating leases related to continuing operations (with initial or remaining terms in excess of one year) during the next five years from January 1, 2013 through December 31, 2017 and thereafter, at rates now in force are as follows:

2013	$16,065
2014	16,165
2015	16,331
2016	16,283
2017	10,171
Thereafter	12,139
Capital Leases
Future minimum capital lease payments as of December 31, 2012 are as follows:

2013	$3,036
2014	3,036
2015	3,036
2016	3,036
2017	3,036
Thereafter	6,931
Total minimum lease payments	22,111
Less amount representing interest (at 9.3%-10.4%)	(6,449)
Present value of net minimum future capital lease payments	15,662
Less principal portion of current installments	(1,558)
Long-term portion of obligations under capital leases	$14,104
Note 10. Income Taxes
Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2012	2011	2010
Current expense:
Federal	$148,495	$2,333	$—
State and foreign	18,836	6,489	4,360
	167,331	8,822	4,360
Deferred (benefit) expense:
Federal	(77,360)	62,131	62,078
State	(11,154)	7,029	18,666
	(88,514)	69,160	80,744
Tax expense relating to uncertain tax positions, including accrued interest	7,241	6,266	2,969
Income tax expense	$86,058	$84,248	$88,073
Income tax expense attributable to discontinued operations is classified as current income tax expense for the year ended December 31, 2012 and deferred income tax expense for the years ended December 31, 2011 and 2010.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	4	5
Changes in the valuation allowance	(1)	(1)	1
Change in the state rate used to measure deferred taxes, net of federal benefit	—	—	1
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2	2	1
Other	1	—	—
Effective income tax rate	39%	40%	43%
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$687	$55,322
Compensation and benefit plans	10,230	7,323
Allowance for doubtful accounts	392	1,029
Deferred litigation settlement proceeds	114,210	—
Other liabilities	1	127
Deferred tax asset	125,520	63,801
Valuation allowance	(4,117)	(4,529)
Net deferred tax asset, current	121,403	59,272
Noncurrent
NOLs and tax credit carry forwards	25,625	22,737
Compensation and benefit plans	13,768	10,944
Fixed assets and intangible assets	7,480	14,771
Interest rate swap contracts	4,971	7,064
Other liabilities	7,537	4,377
Deferred tax asset	59,381	59,893
Valuation allowance	(1,947)	(4,252)
Net deferred tax asset, noncurrent	57,434	55,641
Prepaid liabilities	(668)	—
Investments in partnerships	(85,907)	(107,546)
Deferred tax liability, noncurrent	(86,575)	(107,546)
Net deferred tax liability, noncurrent	(29,141)	(51,905)
Total net deferred tax asset	$92,262	$7,367

As of December 31, 2012, the Company recorded a current tax liability and a deferred tax asset of $114,210 for the estimated 2012 taxes payable on the VOOM HD litigation settlement proceeds. Although the allocation of such proceeds between the Company and Cablevision was not determined by December 31, 2012, the income taxes payable by the Company on such proceeds for 2012 were estimated based upon the cash received by the Company during 2012 from such settlement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

At December 31, 2012, the Company had foreign tax credit carry forwards of approximately $18,000, expiring on various dates from 2014 through 2022. For the year ended December 31, 2012, the utilization of the remaining federal net operating loss carry forwards (“NOLs”) and alternative minimum tax credit carry forwards reduced current deferred income tax assets by $50,000 and $2,100, respectively. In addition, for the year ended December 31, 2012, excess tax benefits of $7,484 relating to share-based compensation awards and $2,433 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2012, the liability for uncertain tax positions was $16,721, excluding the related accrued interest liability of $3,201 and deferred tax assets of $7,041. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

Balance at December 31, 2011	$10,465
Increases related to prior year tax positions	43
Increases related to current year tax positions	6,213
Balance at December 31, 2012	$16,721
Interest expense (net of the related deferred tax benefit) of $617 was recognized during the year ended December 31, 2012 and is included in income tax expense in the consolidated statement of income. At December 31, 2012 and 2011, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company's Unincorporated Business Tax Returns for the years 2006 through 2008.
We estimate that The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, will reduce the Company's current income tax liability and net deferred tax asset from the amounts reported at December 31, 2012 by approximately $28,000, primarily as a result of the extension of the provision allowing a current tax deduction for the costs of certain television productions.
For periods prior to the Distribution, the Company’s taxable income or loss was included in the consolidated federal and certain state and local income tax returns of Cablevision. Consequently, income tax expense for such periods is based on the taxable income of the Company on a separate tax return basis. The reductions in taxes payable during such periods realized by the Company through the utilization of Cablevision’s NOLs or by Cablevision through the utilization of the Company’s NOLs or credits are reflected as deemed capital contributions or distributions, respectively, in the periods of utilization and are adjusted for true-ups in subsequent periods. Accordingly, deemed capital contributions, net of $36,867 and $52,824 were recorded in the consolidated statement of stockholders’ (deficiency) equity for the years ended December 31, 2011 and 2010, respectively, to reflect the estimated NOLs of Cablevision used by the Company. In addition, deemed capital distributions, net of $2,942 and $2,586 were recorded in the consolidated statements of stockholders’ (deficiency) equity for the years ended December 31, 2012 and 2011, respectively, to reflect true-ups as of the Distribution date for utilization of Cablevision's NOLs and for adjustments to liabilities for uncertain tax positions and net deferred tax assets as a result of the Distribution and the estimated New York City Unincorporated Business Tax credits of the Company used by Cablevision, respectively.
As a result of the Distribution, the following adjustments to the deferred tax assets and liabilities were recorded as a deemed capital distribution, net in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011: (i) a decrease in the net deferred tax assets of $2,302 to reflect the lower stand-alone estimated applicable corporate tax rates, (ii) a decrease in the deferred tax asset for share-based awards of $7,292 to eliminate the portion of the deferred tax asset relating to share-based compensation expense attributable to Cablevision corporate employees that was allocated to the Company prior to the Distribution, and (iii) a decrease in the deferred tax asset of $1,314 to reflect that certain compensation awards are no longer anticipated to be realized as a tax deduction pursuant to Internal Revenue Code Section 162(m). In addition, as of the Distribution date, liabilities for uncertain tax positions of $56,409, accrued interest of $1,284, and the related deferred tax assets of $2,358 were eliminated and recorded as a deemed capital contribution, net in the consolidated statement of stockholders’ (deficiency) equity as the liability for such uncertain tax positions became an obligation of Cablevision.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 11. Commitments and Contingencies
Commitments
The Company has purchase obligations which consist primarily of program rights obligations that have not yet met the criteria to be recorded in the balance sheet. Future purchase obligations at December 31, 2012, are $188,612 in 2013; $52,819 in years 2014-2015 and $4,595 in years 2016-2017. The Company has guarantee commitments which consists primarily of a guarantee of payments to a production service company for certain production related costs. Guarantees at December 31, 2012, are $71,483 in 2013 and $1,145 in years 2014-2015. The Company has contract obligations which primarily represents participation obligations and deferred carriage fees payable to distributors. Contract obligations at December 31, 2012, are $23,465 in 2013; $22,780 in years 2014-2015 and $2,233 in years 2016-2017.
Legal Matters
DISH Network Contract Dispute
In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (the predecessor to DISH Network) agreed to distribute VOOM on DISH Network for a 15-year term. The affiliation agreement with DISH Network for such distribution provided that if VOOM HD failed to spend $100,000 per year (subject to reduction to the extent that the number of offered channels was reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network could seek to terminate the agreement under certain circumstances. On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006. On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement. In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement. In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction. On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network. On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network’s improper termination of the affiliation agreement. On June 24, 2008, DISH Network answered VOOM HD’s amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement. On July 14, 2008, VOOM HD replied to DISH Network’s counterclaims. The Company believes that the counterclaims asserted by DISH Network are without merit. VOOM HD and DISH Network each filed cross-motions for summary judgment. In November 2010, the court denied both parties’ cross-motions for summary judgment but granted VOOM HD’s motion for sanctions based on DISH Network’s spoliation of evidence as well as its motion to exclude DISH Network’s principal damages expert. DISH Network appealed these latter two rulings. On January 31, 2012, the Appellate Division of the New York State Supreme Court issued a decision affirming (i) the trial court’s finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court’s decision to exclude DISH Network’s damages expert. On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order. On April 26, 2012, the Appellate Division denied DISH Network’s motion, thereby precluding any further appeal of the trial court rulings. The stay of the pending trial court proceedings was lifted on May 1, 2012. A trial before the New York State Supreme Court began on September 28, 2012.
On October 21, 2012, VOOM HD and CSC Holdings, LLC ("CSC Holdings"), a wholly owned subsidiary of Cablevision, entered into a confidential settlement agreement and release (the “Settlement Agreement”) with DISH Network, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation, to settle the litigation between VOOM HD and DISH Network. On October 24, 2012, VOOM HD and DISH Network filed a stipulation of discontinuance with prejudice with the New York State Supreme Court with respect to the litigation.
The principal terms of the Settlement Agreement are as follows: 1) DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company; 2) Cablevision agreed to sell its multichannel video and data distribution service spectrum licenses in the U.S. to DISH Network; 3) simultaneously with the execution of the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with AMC Network Entertainment LLC, WE: Women's Entertainment LLC, The Independent Film Channel LLC, Sundance Channel L.L.C. and Fuse Network LLC, a subsidiary of The Madison Square Garden Company, that provided for resumption of carriage of all of the Company's networks by no later than November 1, 2012; and 4) an affiliate of DISH Network agreed to convey its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC ("Rainbow Programming Holdings"), a wholly owned subsidiary of AMC Networks.
In connection with the Distribution, AMC Networks and Rainbow Programming Holdings (collectively, the “AMC Parties”) and CSC Holdings entered into an agreement (the “VOOM Litigation Agreement”), which provides that, CSC Holdings had full

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

control over the litigation with DISH Network and the decision with respect to settlement was to be made jointly by CSC Holdings and the AMC Parties. In addition, the VOOM Litigation Agreement provides that CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of the settlement in the litigation with DISH Network. The AMC Parties were responsible for the legal fees and costs until such costs reached an agreed upon threshold, which occurred in the third quarter of 2012, subsequent to which CSC Holdings and the AMC Parties bear such fees and expenses equally.
The allocation of the settlement proceeds between the AMC Parties and CSC Holdings will be determined pursuant to the VOOM Litigation Agreement. The AMC Parties and CSC Holdings agreed that, pending a determination of the allocation of the proceeds, $350,000 of the cash proceeds would be distributed to each of the Company and Cablevision. Accordingly, the portion disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheet at December 31, 2012. The final amount to be allocated to the Company is yet to be determined and may be significantly less than $350,000.
As the Settlement Agreement and the long-term affiliation agreement entered into on October 21, 2012 represent a multiple-element arrangement that includes elements other than revenue, and there is vendor-specific objective evidence of the fair value of the long-term affiliation agreement, which is the only undelivered element of the arrangement, the Company determined that the residual method of accounting is the most appropriate method to allocate the consideration among the disparate elements of the arrangement. Accordingly, at October 21, 2012, the fair value of the affiliation agreement must be deferred and recognized as revenue as the programming services are provided.
Based on the Company's fair value assessment of the affiliation agreement, the affiliation fees payable by DISH Network to the Company from the effective date of the affiliation agreement of October 21, 2012 through December 31, 2013 are below fair value by approximately $31,000 and the affiliation fees payable by DISH Network over the remaining term of the affiliation agreement represent fair value. As a result, the Company recorded the $31,000 excess of the fair value of the affiliation agreement over the contractual affiliation fees as deferred revenue on October 21, 2012, of which approximately $5,000 was recognized as revenue during 2012 as the programming services were provided. The remaining $26,000 is included in deferred revenue in the December 31, 2012 consolidated balance sheet and will be recognized ratably over 2013 as the programming services are provided.
Deferred litigation settlement proceeds of approximately $308,000 is recorded in the consolidated balance sheet at December 31, 2012, which is the result of the $350,000 temporary allocation of proceeds, less the $31,000 of deferred revenue and less an $11,000 receivable related to VOOM HD’s previous affiliation agreement with DISH Network. At December 31, 2012, there is no minimum amount of settlement proceeds that the Company is guaranteed. As a result, no litigation settlement gain, if any, was recognized in 2012 and such gain, if any, which could be material, will not be recognized until realized following the final resolution of the allocation of the settlement proceeds.
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
Equity Plans
Under the 2011 Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, SARs and other equity-based awards. The Company may grant awards for up to 5,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options and SARs under the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
Subsequent to the Distribution through December 31, 2012, the Company granted 893,877 restricted share awards to certain employees under the 2011 Employee Stock Plan, that vest on the third anniversary of the grant date. The vesting criteria for 284,086 of those restricted shares also includes the achievement of certain performance targets. As of December 31, 2012, there are 2,404,917 share awards available for future grant under the 2011 Employee Stock Plan.
Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, SARs and other equity-based awards. The Company may grant awards for up to 465,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.
In connection with the Distribution, non-employee directors were issued 61,546 shares of AMC Networks Class A Common Stock and 17,981 AMC Networks stock options under the 2011 Non-Employee Director Plan. In 2012 and 2011, the Company granted 30,393 and 38,951 restricted stock units, respectively, to non-employee directors under the 2011 Non-Employee Director Plan, which vested on the grant date. As of December 31, 2012, there are 316,129 share awards available for future grant under the 2011 Non-Employee Director Plan.
Stock Option Award Activity
The following table summarizes activity relating to Company employees who held AMC Networks stock options for the year ended December 31, 2012:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, December 31, 2011	136,541	2,500	$10.74	3.08	$3,732
Exercised	(7,390)	—	$13.43
Balance, December 31, 2012	129,151	2,500	$10.59	2.05	$5,123
Options exercisable at December 31, 2012	129,151	2,500	$10.59	2.05	$5,123
Options expected to vest in the future	—	—	n/a	n/a	n/a

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2012 or December 31, 2011, as indicated.

In addition, the following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks stock options for the year ended December 31, 2012:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, December 31, 2011	1,144,465	78,400	$12.02	3.29	$31,253
Exercised	(818,089)	(42,800)	$10.11
Balance, December 31, 2012	326,376	35,600	$16.57	3.42	$11,918
Options exercisable at December 31, 2012	276,376	35,600	$15.05	3.00	$10,748
Options expected to vest in the future	50,000	—	$26.11	6.06	$1,170

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

(ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2012 or December 31, 2011, as indicated, and December 31, 2012 in the case of the stock options expected to vest in the future.
Restricted Share Award Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted shares for the year ended December 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2011	679,572	205,193	$28.23
Vested	(207,994)	—	$9.01
Forfeited	(38,548)	—	$33.77
Unvested award balance, December 31, 2012	433,030	205,193	$34.16
The following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks restricted shares for the year ended December 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2011	1,366,011	135,175	$18.67
Vested	(825,155)	—	$9.05
Forfeited	(70,495)	—	$30.45
Unvested award balance, December 31, 2012	470,361	135,175	$30.41
During the year ended December 31, 2012, 1,033,149 shares of AMC Networks Class A Common Stock previously issued to employees of AMC Networks, Cablevision and MSG vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 352,910 of these shares, with an aggregate value of $15,988, were surrendered to the Company. These acquired shares, as well as 109,043 forfeited unvested restricted shares have been classified as treasury stock.
Restricted Share Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted share units for the year ended December 31, 2012:

	Number of Restricted Share Units	Number of Performance Restricted Share Units	Weighted Average Fair Value Per Share Unit at Date of Grant
Unvested award balance, December 31, 2011	—	—	$—
Granted	353,827	97,915	$45.01
Forfeited	(16,193)	—	$45.08
Unvested award balance, December 31, 2012	337,634	97,915	$45.01

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Share-based Compensation Expense
The following table presents the share-based compensation expense reduced for forfeitures recorded during the year ended December 31, 2012, 2011 and 2010. Forfeitures were estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts will be recorded as an adjustment in the period the estimates are revised.

	Years ended December 31,
	2012	2011	2010
Stock options (including performance based options)	$69	$839	$1,329
Stock appreciation rights	—	(423)	939
Restricted shares/units (including performance based shares/units)	17,133	15,173	14,938
Share-based compensation	$17,202	$15,589	$17,206
For periods prior to the Distribution, the Company’s share-based compensation includes amounts related to Company employees participating in the Cablevision equity awards programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. For periods after the Distribution, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman with respect to his participation in the Cablevision equity awards program (since he remained an executive officer of Cablevision). The Company does not record any share-based compensation expense for AMC Networks stock options or restricted shares held by Cablevision and MSG employees, however such stock options or restricted shares do have a dilutive effect on the Company’s net income per share. The Company records share-based compensation expense for Cablevision and MSG stock options and restricted shares/units held by the Company’s employees.
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2012, there was $24,843 of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks and Cablevision restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.84 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted share/units, stock options or other equity awards granted to its employees by the Company, Cablevision or MSG, but does not receive income tax deductions for Company equity awards held by Cablevision or MSG employees. The Company uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.
Cash flows resulting from excess tax benefits are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax benefits of $7,484 were recorded for the year ended December 31, 2012.
Treatment of Previously Outstanding Share-Based Payment Awards After the AMC Networks Distribution
In connection with the Distribution and as provided for in Cablevision’s equity plans, each stock option and SAR outstanding at the effective date of the Distribution became two stock options or two SARs, as the case may be: (i) one with respect to Cablevision’s CNYG Class A Common Stock and (ii) one with respect to the Company’s Class A Common Stock. The existing exercise price of each stock option/SAR was allocated between the existing Cablevision stock option/SAR and the Company’s new stock option/SAR based on the weighted average trading price of Cablevision’s and the Company’s common shares for the 10 trading days subsequent to the Distribution and the underlying share amount took into account the 1:4 distribution ratio. As a result of this adjustment, approximately 73.59% of the pre-Distribution exercise price of stock options/SARs was allocated to the Cablevision stock options/SARs and approximately 26.41% was allocated to the Company’s new stock options/SARs.
On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of MSG (the “MSG Distribution”). As a result of the Distribution and the MSG Distribution, certain employees of MSG hold stock options, SARs and restricted stock with respect to AMC Networks Class A Common Stock. In addition, as a result of the MSG Distribution, certain employees of the Company held MSG stock options, SARs and restricted shares with respect to MSG Class A Common Stock as of the MSG Distribution date.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Long-Term Incentive Plans
Under the terms of the 2011 Cash Incentive Plan, the Company is authorized to grant a cash award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company’s Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $11,001, $11,392 and $16,207 for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued liabilities for long-term incentive awards of $20,673 and $18,137 are included in accrued employee related costs and other liabilities in the consolidated balance sheets at December 31, 2012 and 2011, respectively. These liabilities include certain performance-based awards for which the performance criteria had not yet been met as of December 31, 2012 as such awards are based on achievement of certain performance criteria through December 31, 2013 or 2014. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.
Note 13. Benefit Plans
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
Total expense related to all benefit plans was $8,929, $7,865 and $7,285 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 14. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own less than 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 66% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of both Cablevision and MSG.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

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
Revenues, net
The Company records revenues, net from subsidiaries of Cablevision and MSG. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $32,195, $31,885, and $29,203 for the years ended December 31, 2012, 2011 and 2010, respectively.
Technical and Operating
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Such transactions include various studio production services the Company provides to MSG for which the charges are reflected as a reduction of the related expenses. In addition, certain related parties provide various digital media and administrative support functions which primarily include salaries and facilities costs charged to the Company. Furthermore, through December 31, 2011, employees of the Company participated in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.
Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $620, $5,040 and $3,971 for the years ended December 31, 2012, 2011 and 2010, respectively.
Selling, General and Administrative
Amounts charged (credited) to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions, including management fees allocated by Cablevision for periods through the Distribution date, with its related parties amounted to $(206), $57,004 and $100,230 for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts charged to the Company for the year ended December 31, 2012 are net of shared legal fees charged to Cablevision associated with the DISH Network Contract Dispute (see Note 11).
Through the Distribution date, general and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning, information technology, etc.), have been charged to the Company by Cablevision. Additionally, the Company charges MSG for a portion of the Company’s leased facilities utilized by MSG which such cost reimbursements are recorded as a reduction to selling, general and administrative expenses. Subsequent to the Distribution date, amounts charged by Cablevision represent charges pursuant to a transition services agreement. See also Transition Services Agreement discussion below.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Share-based Compensation and Long-Term Incentive Plans Expense
Cablevision charged the Company through the Distribution date its proportionate share of expenses or benefits related to Cablevision’s employee stock plans and Cablevision’s long-term incentive plans. Such amounts are included in selling, general and administrative expenses in the consolidated statements of income. The long-term incentive plans are funded by the Company and aggregate liabilities of $18,137 (which includes $3,475 attributable to the Company’s 2011 long-term incentive plan) related to these plans are included in accrued employee related costs and other liabilities in the Company’s consolidated balance sheet at December 31, 2011. As the obligations related to stock option and restricted share awards under the Cablevision stock plans are satisfied by Cablevision, the allocation to the Company of its proportionate share of the related expenses through June 30, 2011 is reflected as capital contributions in the consolidated financial statements.
Treatment of Cablevision Long-Term Incentive Plan Awards After the Distribution
In 2011, 2010 and 2009, Cablevision granted three-year performance awards to certain executive officers and other members of the Company’s management under Cablevision’s 2006 Cash Incentive Plan. The 2009 awards were paid in March 2012. The Cablevision performance metrics in the awards granted in 2010 to certain executive officers and other employees of the Company were replaced with Company performance metrics. The awards granted to certain executive officers and other employees of the Company in March 2011 under the Cablevision 2006 Cash Incentive Plan were replaced in July 2011 by awards granted under the Company’s 2011 Cash Incentive Plan, and the Cablevision performance metrics related to those awards were replaced with Company performance metrics. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities, based on achievement of certain performance criteria as noted above, in the Company’s consolidated balance sheets until settled.
RMH Promissory Note with Madison Square Garden
As of December 31, 2009, Madison Square Garden, L.P., a subsidiary of MSG, a related party of Cablevision, had extended advances aggregating $190,000 to RMH. On January 28, 2010, in connection with the distribution of MSG from Cablevision, the advances were replaced with a promissory note from RMH to Madison Square Garden, L.P. having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010. In March 2010, the $190,000 of indebtedness was repaid by the Company to MSG, including $914 of interest accrued from January 28, 2010 through the date of repayment, which was funded by a capital contribution from Cablevision.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 15. Cash Flows
During 2012, 2011 and 2010, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2012	2011	2010
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital (distribution) contribution related to the utilization of Cablevision tax losses (see Note 10)	$(1,794)	$36,867	$52,824
Deemed capital (distribution) contribution, net related to adjustments to the liability for uncertain tax positions and net deferred tax assets as a result of the Distribution (see Note 10)	(1,148)	44,598	—
Capital distribution for the transfer of a promissory note receivable to Cablevision (see Promissory Note discussion below)	—	(17,113)	—
Deemed capital distribution to Cablevision related to employee benefit plans as a result of the Distribution (see Employee Matters Agreement discussion below)	—	(6,313)	—
Deemed capital distribution related to tax credits utilized by Cablevision	—	(2,586)	—
Deemed capital distribution associated with the issuance of debt to Cablevision (see Note 1)	—	(1,250,000)	—
Capital distribution related to the entities transferred to Cablevision on December 31, 2010 (see Note 1)	—	—	41,273
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	8,343	16,267
Leasehold improvements paid by landlord	2,938	150	554
Increase (decrease) in capital lease obligations and related assets	1,398	39	(279)
Capital expenditures incurred but not yet paid	5,397	—	—
Discontinued Operations:
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	—	4,292
Supplemental Data:
Cash interest paid—continuing operations	113,493	78,714	72,335
Income taxes paid, net—continuing operations (see Income Taxes Paid, Net discussion below)	40,522	11,569	5,217
Income taxes refunded, net—discontinued operations	—	—	(1)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Promissory Note
In September 2009, RMH and one of its subsidiaries that was transferred by the Company to Cablevision on December 31, 2010 agreed to the terms of a promissory note having an initial principal amount of $0 and increasing from time to time by advances made by RMH, with an interest rate of 8.625%. Interest income recognized by RMH related to this note amounted to $120 and $660 for the years ended December 31, 2011 and 2010, respectively. On January 31, 2011, RMH distributed to a subsidiary of Cablevision all of its rights, title and interest in and to the promissory note. This distribution amounting to $17,113, including principal and accrued and unpaid interest, is reflected as a capital distribution in the consolidated statement of stockholders’ deficiency for the year ended December 31, 2011.
 Employee Matters Agreement
In connection with the Distribution, AMC Networks entered into an Employee Matters Agreement with Cablevision which allocated assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. As a result of such agreement, AMC Networks recorded a net receivable from Cablevision of $1,166, an increase in accrued employee related costs of $7,479 and a capital distribution of $6,313 which decreased additional paid in capital in the Company’s statement of stockholders’ deficiency for the transfer to the Company from Cablevision of the obligations related to the Company’s employees’ participant accounts in the Cablevision Excess Savings Plan $(3,616) and the Cablevision Excess Cash Balance Pension Plan $(3,863) and for the Company’s obligation to Cablevision for the $5,904 unfunded liability associated with Company employee participants in Cablevision’s Cash Balance Pension Plan. In addition, the Company reduced its long-term incentive plan and stock appreciation rights liabilities and increased amounts due to related parties by $6,742 for its obligation to pay Cablevision for its allocated share of the related expense for Cablevision corporate employees through June 30, 2011. As of December 31, 2011, these related party balances were settled.
Income Taxes Paid, Net
Income taxes paid, net increased by $28,953 from 2011 to 2012 primarily due to federal estimated tax payments during the year ended December 31, 2012, which were based on annualized taxable income after utilization of NOLs.
Note 16. Segment Information
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$522,917	$147	$—	$523,064
Distribution and other	731,269	114,394	(16,150)	829,513
Consolidated revenues, net	$1,254,186	$114,541	$(16,150)	$1,352,577
Adjusted operating cash flow (deficit)	$492,129	$(30,040)	$3,328	$465,417
Depreciation and amortization	(70,436)	(14,944)	—	(85,380)
Share-based compensation expense	(13,576)	(3,626)	—	(17,202)
Restructuring credit	—	3	—	3
Operating income (loss)	$408,117	$(48,607)	$3,328	$362,838
Capital Expenditures	$5,541	$13,016	$—	$18,557

	Year Ended December 31, 2011
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$447,449	$177	$(454)	$447,172
Distribution and other	634,909	125,396	(19,736)	740,569
Consolidated revenues, net	$1,082,358	$125,573	$(20,190)	$1,187,741
Adjusted operating cash flow (deficit)	$447,555	$(4,976)	$(866)	$441,713
Depreciation and amortization	(85,701)	(14,147)	—	(99,848)
Share-based compensation expense	(12,582)	(3,007)	—	(15,589)
Restructuring credit	—	240	—	240
Operating income (loss)	$349,272	$(21,890)	$(866)	$326,516
Capital Expenditures	$2,817	$12,554	$—	$15,371

	Year Ended December 31, 2010
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$397,619	$384	$(325)	$397,678
Distribution and other	596,954	104,115	(20,447)	680,622
Consolidated revenues, net	$994,573	$104,499	$(20,772)	$1,078,300
Adjusted operating cash flow (deficit)	$419,051	$(14,686)	$(3,086)	$401,279
Depreciation and amortization	(92,735)	(13,720)	—	(106,455)
Share-based compensation expense	(13,791)	(3,415)	—	(17,206)
Restructuring credit	—	2,218	—	2,218
Operating income (loss)	$312,525	$(29,603)	$(3,086)	$279,836
Capital Expenditures	$1,600	$15,643	$—	$17,243
Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology and the licensing of its program rights by the national programming networks.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Inter-segment revenues
National Networks	$(569)	$(454)	$(325)
International and Other	(15,581)	(19,736)	(20,447)
	$(16,150)	$(20,190)	$(20,772)
One customer accounted for 11% of the consolidated revenues, net for the year ended December 31, 2012. Two customers accounted for 10% and 12% of consolidated revenues, net for the year ended December 31, 2011 and 11% and 12% of consolidated revenues, net for the year ended December 31, 2010.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 17. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2012 and 2011:

	For the three months ended,
2012:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	2012
Revenues, net	$326,239	$327,570	$332,056	$366,712	$1,352,577
Operating expenses	(229,200)	(229,294)	(245,197)	(286,048)	(989,739)
Operating income	$97,039	$98,276	$86,859	$80,664	$362,838
Income from continuing operations	$43,077	$41,405	$36,543	$15,191	$136,216
Income from discontinued operations, net of income taxes	104	105	105	—	314
Net income	$43,181	$41,510	$36,648	$15,191	$136,530
Basic net income per share:
Income from continuing operations	0.62	0.59	0.52	0.22	1.94
Income from discontinued operations	—	—	—	—	—
Net income	0.62	0.59	0.52	0.22	1.94
Diluted net income per share:
Income from continuing operations	0.60	0.57	0.51	0.21	1.89
Income from discontinued operations	—	—	—	—	—
Net income	0.60	0.58	0.51	0.21	1.89

	For the three months ended,
2011:	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	2011
Revenues, net	$272,903	$291,965	$283,914	$338,959	$1,187,741
Operating expenses	(202,224)	(209,691)	(189,470)	(259,840)	(861,225)
Operating income	$70,679	$82,274	$94,444	$79,119	$326,516
Income from continuing operations	$29,722	$27,058	$40,317	$29,265	$126,362
Income (loss) from discontinued operations, net of income taxes	96	97	(314)	213	92
Net income	$29,818	$27,155	$40,003	$29,478	$126,454
Basic net income (loss) per share(a):
Income from continuing operations	$0.43	$0.39	$0.58	$0.42	$1.82
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.43	$0.39	$0.58	$0.42	$1.83
Diluted net income per share(a):
Income from continuing operations	$0.43	$0.39	$0.56	$0.40	$1.79
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.43	$0.39	$0.55	$0.41	$1.79

(a)
Common shares assumed to be outstanding for both basic and diluted earnings per share during the three months ended March 31, 2011 and June 30, 2011 totaled 69,161,000, representing the number of shares of Company common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on a distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

As set forth in the table above, there have been changes in the level of the Company’s revenues, net from quarter to quarter and/or changes from year to year due primarily to increased distribution and other revenue items and advertising revenue. In addition, the Company’s operating expenses have also changed from quarter to quarter and/or year over year due primarily to the timing of the exhibition, promotion and marketing of program rights and/or program rights write-downs based on management’s assessment of programming usefulness. In addition to the changes in operating income, non-operating income and expense items such as interest expense, net, write-off of deferred financing costs, loss on extinguishment of debt and income tax expense also impact quarter over quarter and year over year net income.

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	(Recovery of) Provision for Bad Debt	Deductions/ Write-Offs and Other Charges		Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,092	$(1,265)	$(449)	*	$1,378
Year Ended December 31, 2011
Allowance for doubtful accounts	$8,321	$338	$(5,567)	*	$3,092
Year Ended December 31, 2010
Allowance for doubtful accounts	$7,767	$1,484	$(930)	*	$8,321

*
Amounts in 2012 and 2011 represent primarily the write-off of certain uncollectible trade receivables that had previously been fully reserved. Amounts in 2010 represent primarily the write-off of trade receivables following the filing of bankruptcy of certain advertisers and a multichannel video programming distributor.

S-1