Form 10-Q
period 2013-03-31
AMC Networks Inc.
filed 2013-05-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 1, 2013:

Class A Common Stock par value $0.01 per share	60,404,852
Class B Common Stock par value $0.01 per share	11,784,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$554,948	$610,970
Accounts receivable, trade (less allowance for doubtful accounts of $1,304 and $1,378)	316,304	299,792
Amounts due from related parties, net	6,346	7,686
Current portion of program rights, net	328,451	289,644
Prepaid expenses and other current assets	26,832	17,032
Deferred tax asset, net	124,196	121,403
Total current assets	1,357,077	1,346,527
Property and equipment, net of accumulated depreciation of $152,901 and $147,084	69,358	70,890
Program rights, net	709,134	751,119
Amounts due from related parties, net	2,324	3,193
Deferred carriage fees, net	63,273	64,095
Intangible assets, net	228,661	241,183
Goodwill	78,660	79,305
Other assets	59,836	62,543
Total assets	$2,568,323	$2,618,855
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$55,871	$59,077
Accrued liabilities:
Interest	21,948	28,250
Employee related costs	41,699	75,620
Income taxes payable	35,837	116,740
Other accrued expenses	39,587	21,488
Amounts due to related parties, net	1,121	1,110
Program rights obligations	190,357	157,584
Deferred litigation settlement proceeds	307,960	307,944
Deferred revenue	40,676	53,116
Current portion of capital lease obligations	1,596	1,558
Total current liabilities	736,652	822,487
Program rights obligations	359,254	390,715
Long-term debt	2,153,997	2,153,315
Capital lease obligations	13,690	14,104
Deferred tax liability, net	63,611	29,141
Other liabilities	66,394	91,445
Total liabilities	3,393,598	3,501,207
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,278,811 and 61,247,043 shares issued and 60,414,936 and 60,591,030 shares outstanding, respectively	613	612
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,784,408 shares issued and outstanding	118	118
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	42,798	36,454
Accumulated deficit	(831,907)	(893,424)
Treasury stock, at cost (863,875 and 656,013 shares Class A Common Stock, respectively)	(29,616)	(17,666)
Accumulated other comprehensive loss	(7,281)	(8,446)
Total stockholders’ deficiency	(825,275)	(882,352)
Total liabilities and stockholders’ deficiency	$2,568,323	$2,618,855
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues, net (including revenues, net from related parties of $8,141 and $8,073, respectively)	$381,961	$326,239
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $155 and $0, respectively)	136,679	104,930
Selling, general and administrative (including charges from related parties of $794 and $1,996, respectively)	99,453	99,222
Restructuring credit	—	(3)
Depreciation and amortization	18,345	25,051
	254,477	229,200
Operating income	127,484	97,039
Other income (expense):
Interest expense	(29,369)	(29,797)
Interest income	253	105
Write-off of deferred financing costs	—	(312)
Miscellaneous, net	(202)	12
	(29,318)	(29,992)
Income from continuing operations before income taxes	98,166	67,047
Income tax expense	(36,649)	(23,970)
Income from continuing operations	61,517	43,077
Income from discontinued operations, net of income taxes	—	104
Net income	$61,517	$43,181

Basic net income per share:
Income from continuing operations	$0.86	$0.62
Income from discontinued operations	$—	$—
Net income	$0.86	$0.62

Diluted net income per share:
Income from continuing operations	$0.85	$0.60
Income from discontinued operations	$—	$—
Net income	$0.85	$0.60

Weighted average common shares:
Basic weighted average common shares	71,290	69,871
Diluted weighted average common shares	72,547	72,130
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$61,517	$43,181
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,852	(820)
Other comprehensive income (loss), before income taxes	1,852	(820)
Income tax (expense) benefit	(687)	303
Other comprehensive income (loss), net of income taxes	1,165	(517)
Comprehensive income	$62,682	$42,664
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$61,517	$43,077
Adjustments to reconcile income from continuing operations to net cash (used in)provided by operating activities:
Depreciation and amortization	18,345	25,051
Share-based compensation expense related to equity classified awards	4,337	3,583
Amortization and write-off of program rights	98,382	67,442
Amortization of deferred carriage fees	2,710	2,184
Unrealized gain on derivative contracts, net	(718)	—
Amortization and write-off of deferred financing costs and discounts on indebtedness	1,819	2,505
(Recovery of) provision for doubtful accounts	(8)	105
Deferred income taxes	31,229	18,806
Excess tax benefits from share-based compensation arrangements	(1,333)	—
Other, net	(657)	—
Changes in assets and liabilities:
Accounts receivable, trade	(16,504)	1,327
Amounts due from/to related parties, net	1,354	(3,922)
Prepaid expenses and other assets	(8,088)	6,705
Program rights and obligations, net	(93,892)	(58,687)
Income taxes payable	(80,903)	1,670
Deferred revenue and deferred litigation settlement proceeds	(12,424)	1,635
Deferred carriage fees and deferred carriage fees payable, net	(214)	(148)
Accounts payable, accrued expenses and other liabilities	(42,781)	(34,370)
Net cash (used in) provided by operating activities	(37,829)	76,963
Cash flows from investing activities:
Capital expenditures	(8,003)	(2,838)
Proceeds from insurance settlement	657	—
Net cash used in investing activities	(7,346)	(2,838)
Cash flows from financing activities:
Repayment of long-term debt	—	(51,488)
Payments for financing costs	(530)	(40)
Purchase of treasury stock	(11,950)	(15,937)
Proceeds from stock option exercises	675	1,828
Excess tax benefits from share-based compensation arrangements	1,333	—
Principal payments on capital lease obligations	(375)	(290)
Net cash used in financing activities	(10,847)	(65,927)
Net (decrease) increase in cash and cash equivalents from continuing operations	(56,022)	8,198
Cash flows from discontinued operations:
Net cash provided by operating activities	—	148
Net increase in cash and cash equivalents from discontinued operations	—	148
Cash and cash equivalents at beginning of period	610,970	215,836
Cash and cash equivalents at end of period	$554,948	$224,182

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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•
National Networks: Principally includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•
International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed throughout Europe and Asia and WE tv is distributed throughout Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”), which the Company is winding down, and which continues to sell certain limited amounts of programming through program license agreements.

On June 30, 2011, Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) spun-off the Company (the “Distribution”) and the Company became a separate public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. On June 30, 2011, Cablevision effected the Distribution of all of AMC Networks’ outstanding common stock to its shareholders. Both Cablevision and the Company continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).
Basis of Presentation
Principles of Consolidation
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”) filed with the SEC.
The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the determination of ultimate revenues as it relates to accounting for amortization and assessing recoverability of owned original program rights, valuation and recoverability of long-lived assets, income taxes and contingencies and litigation matters.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Reclassifications
The Company reclassified the prepaid portion of program rights of $22,341 previously included in "prepaid expenses and other assets" to "program rights and obligations, net" in the consolidated statement of cash flows for the three months ended March 31, 2012 to conform to the current period presentation.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2012 consists of receipts related to the sale of the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method.
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective January 1, 2013 (see Note 12).
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. The Company adopted ASU 2012-02 effective January 1, 2013. For the annual impairment test as of the end of February 2013, the Company decided to bypass the qualitative approach allowable under this guidance and performed a quantitative assessment of its indefinite-lived intangible assets (see Note 3).
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2013	2012
Basic weighted average shares outstanding	71,290,000	69,871,000
Effect of dilution:
Stock options	323,000	899,000
Restricted shares/units	934,000	1,360,000
Diluted weighted average shares outstanding	72,547,000	72,130,000
Approximately 80,000 and 231,000 restricted shares/units for the three months ended March 31, 2013 and 2012, respectively, have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards have not yet been satisfied in each of the respective periods. For the three months ended March 31, 2012, approximately 172,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 3. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

	March 31, 2013	December 31, 2012
Reporting Unit and Segment
AMC	$34,251	$34,251
WE tv	5,214	5,214
IFC	13,582	13,582
Sundance Channel	24,417	25,062
Total National Networks	77,464	78,109
AMC Networks Broadcasting & Technology	1,196	1,196
Total International and Other	1,196	1,196
	$78,660	$79,305
The reduction of $645 in the carrying amount of goodwill for Sundance Channel is due to the realization of a tax benefit for the amortization of "second component" goodwill. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the Sundance Channel acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

	March 31, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(634,255)	$206,502
Advertiser relationships	74,248	(72,082)	2,166
Other amortizable intangible assets	644	(551)	93
Total amortizable intangible assets	915,649	(706,888)	208,761
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(706,888)	$228,661
	December 31, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(623,621)	$217,136
Advertiser relationships	74,248	(70,226)	4,022
Other amortizable intangible assets	644	(519)	125
Total amortizable intangible assets	915,649	(694,366)	221,283
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(694,366)	$241,183

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

 Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2013 and 2012 was $12,522 and $19,777, respectively. Estimated future aggregate amortization expense for intangible assets subject to amortization for each of the next five years is as follows:

Years Ending December 31,
2013	$31,631
2014	9,759
2015	9,746
2016	9,746
2017	9,746
Annual Impairment Test of Goodwill and Identifiable Indefinite-Lived Intangible Assets
Based on the Company’s annual impairment test for goodwill as of the end of February 2013, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for the AMC, WE tv, IFC and AMC Networks Broadcasting and Technology reporting units, which included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. The Company performed a quantitative assessment for the Sundance Channel reporting unit. Based on the quantitative assessment, if the fair value of the Sundance Channel reporting unit decreased by 12%, the Company would be required to perform step-two of the quantitative assessment.
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
Based on the Company's annual impairment test for indefinite-lived intangible assets as of the end of February 2013, no impairment charge was required. The Company’s indefinite-lived intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 4. Debt
Long-term debt consists of:

	March 31, 2013	December 31, 2012
Senior Secured Credit Facility: (a)
Term loan A facility	$880,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,180,000	2,180,000
Unamortized discount	(26,003)	(26,685)
Long-term debt, net	$2,153,997	$2,153,315

(a)	The Company’s $500,000 revolving credit facility remains undrawn at March 31, 2013. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Note 5. Fair Value Measurement
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At March 31, 2013:
Assets:
Cash equivalents	$397,939	$—	$—	$397,939
Liabilities:
Interest rate swap contracts	$—	$19,567	$—	$19,567
At December 31, 2012:
Assets:
Cash equivalents	$487,900	$—	$—	$487,900
Liabilities:
Interest rate swap contracts	$—	$22,137	$—	$22,137
The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts (discussed in Note 6) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$876,575	$880,440
7.75% Notes due July 2021	687,683	795,375
4.75% Notes due December 2022	589,739	601,500
	$2,153,997	$2,277,315
	December 31, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$876,358	$876,154
7.75% Notes due July 2021	687,423	801,500
4.75% Notes due December 2022	589,534	603,000
	$2,153,315	$2,280,654
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
As of March 31, 2013, the Company had interest rate swap contracts outstanding with notional amounts aggregating $828,219, which consists of swap contracts with notional amounts of $628,219 that are designated as cash flow hedges and swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At March 31, 2013, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of the interest rate swap contracts is recorded in current-period earnings. Changes in fair value of interest rate swap contracts not designated as hedging instruments are recognized in earnings and included in interest expense.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$11,546	$13,398
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	8,021	8,739
Total derivatives		$19,567	$22,137
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(59)	$(2,934)	Interest expense	$1,911	$(2,114)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2013 and 2012.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2013	2012
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$79	$—
Note 7. Income Taxes
For the three months ended March 31, 2013, income tax expense attributable to continuing operations was $36,649, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $2,022 and tax expense of $1,060 related to uncertain tax positions, including accrued interest.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

At March 31, 2013, the Company had foreign tax credit carry forwards of approximately $19,000, expiring on various dates from 2014 through 2023. For the three months ended March 31, 2013, excess tax benefits of $1,333 relating to share-based compensation awards and $406 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
For the three months ended March 31, 2013, as a result of the enactment of The American Taxpayer Relief Act of 2012, we reduced the Company's current income tax liability and net deferred asset by approximately $28,000, primarily as a result of the extension of the provision allowing a current tax deduction for certain television production costs.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company's Unincorporated Business Tax Returns for the years 2006 through 2008. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011.
Note 8. Commitments
As of March 31, 2013, the Company’s contractual obligations not reflected on the Company’s consolidated balance sheet decreased approximately $64,500 to approximately $341,300 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.
Note 9. Equity Plans
On March 12, 2013, AMC Networks granted 365,509 restricted share units to certain executive officers and employees under the AMC Networks Inc. 2011 Employee Stock Plan that vest on the third anniversary of the grant date. The vesting criteria for 80,355 of those restricted share units include the achievement of certain performance targets by the Company.
During the three months ended March 31, 2013, 495,558 shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 201,622 of these shares, with an aggregate value of $11,950, were surrendered to the Company. These acquired shares, as well as 6,240 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2013 and 2012 was $4,337 and $3,583, respectively.
As of March 31, 2013, there was $41,811 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.3 years.
Note 10. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own less than 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 67% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of both Cablevision and The Madison Square Garden Company and its subsidiaries (“MSG”).
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $8,141 and $8,073 for the three months ended March 31, 2013 and 2012, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $155 and $0 for the three months ended March 31, 2013 and 2012, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $794 and $1,996 for the three months ended March 31, 2013 and 2012, respectively.
As noted above, in connection with the Distribution, the Company entered into various agreements with Cablevision, including an agreement between AMC Networks and Rainbow Programming Holdings LLC, a wholly owned subsidiary of AMC Networks,(collectively, the “AMC Parties”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision, with respect to the lawsuit entitled VOOM HD Holdings LLC against Echostar Satellite LLC, predecessor-in-interest to DISH Network L.L.C. (“DISH Network”) (the “VOOM Litigation Agreement”). Pursuant to the VOOM Litigation Agreement, CSC Holdings had full control over the litigation with DISH Network, the decision with respect to settlement of the litigation was to be made jointly by CSC Holdings and the AMC Parties, and CSC Holdings and the AMC Parties were to share equally in the proceeds (including in the value of any non-cash consideration) of any settlement of the litigation.
As previously disclosed in the Company's 2012 Form 10-K, CSC Holdings and the Company settled the lawsuit (the “Settlement”) on October 21, 2012. During the fourth quarter of 2012, the AMC Parties and CSC Holdings agreed that, pending a final determination of the allocation of the proceeds, the $700,000 cash proceeds of the Settlement (the “Settlement Funds”) would be distributed equally to each of the Company and Cablevision.
On April 8, 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) in which a final allocation of the proceeds of the Settlement, including the Settlement Funds, was made. The principal terms of the DISH Network Proceeds Allocation Agreement are as follows: Cablevision receives $525,000 of the Settlement Funds and the Company receives $175,000 of the Settlement Funds representing the allocation of cash and non-cash proceeds (including the portion of the DISH Network affiliation agreement attributable to the Settlement). The DISH Network Proceeds Allocation Agreement is in full and final settlement of the allocation between Cablevision and the Company of the proceeds of the Settlement.
In accordance with the Company's Related Party Transaction Approval Policy, the final allocation of the proceeds from the Settlement was approved by an independent committee of the Company's Board of Directors, as well as an independent committee of Cablevision's Board of Directors.
The $350,000 of Settlement Funds previously disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheets at March 31, 2013 and December 31, 2012. Deferred litigation settlement proceeds at March 31, 2013 and December 31, 2012 of approximately $308,000, is the result of the $350,000 of Settlement Funds, less $31,000 representing the excess of the fair value of the DISH Network affiliation agreement over the contractual affiliation fees recorded to deferred revenue on October 21, 2012 and less an $11,000 receivable related to VOOM HD's previous affiliation agreement with DISH Network.
On April 9, 2013, the Company paid to Cablevision $175,000 of the Settlement Funds. Additionally, during the second quarter of 2013, the Company expects to record a litigation settlement gain of approximately $133,000, which will be included in operating income within the International and Other reportable segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at March 31, 2013 less the $175,000 paid to Cablevision on April 9, 2013.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 11. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2013	2012
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease assets	865	—
Increase in capital lease obligations and related assets	—	1,473
Capital expenditures incurred but not yet paid	815	—
Supplemental Data:
Cash interest paid — continuing operations	34,561	43,526
Income taxes paid, net — continuing operations	83,030	1,973
Note 12. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

Three Months Ended March 31, 2013
Gains and Losses on Cash Flow Hedges:
Balance as of December 31, 2012	$(8,446)
Other comprehensive loss before reclassifications	(59)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,911
Net current-period other comprehensive income, before income taxes	1,852
Income tax expense	(687)
Net current-period other comprehensive income, net of income taxes	1,165
Balance as of March 31, 2013	$(7,281)
Note 13. Segment Information
The Company classifies its operations into two reportable segments: National Networks and International and Other. These reportable segments represent strategic business units that are managed separately.
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure and other information as to the continuing operations of the Company’s reportable segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$163,960	$—	$—	$163,960
Distribution	195,506	26,293	(3,798)	218,001
Consolidated revenues, net	$359,466	$26,293	$(3,798)	$381,961
Adjusted operating cash flow (deficit)	$159,103	$(9,901)	$964	$150,166
Depreciation and amortization	(14,221)	(4,124)	—	(18,345)
Share-based compensation expense	(3,448)	(889)	—	(4,337)
Operating income (loss)	$141,434	$(14,914)	$964	$127,484
Capital expenditures	$1,473	$6,530	$—	$8,003

	Three Months Ended March 31, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$129,237	$—	$—	$129,237
Distribution	174,986	26,346	(4,330)	197,002
Consolidated revenues, net	$304,223	$26,346	$(4,330)	$326,239
Adjusted operating cash flow (deficit)	$133,372	$(8,207)	$505	$125,670
Depreciation and amortization	(21,305)	(3,746)	—	(25,051)
Share-based compensation expense	(2,849)	(734)	—	(3,583)
Restructuring credit	—	3	—	3
Operating income (loss)	$109,218	$(12,684)	$505	$97,039
Capital expenditures	$443	$2,395	$—	$2,838
Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology.

	Three Months Ended March 31,
	2013	2012
Inter-segment revenues
National Networks	$(123)	$(303)
International and Other	(3,675)	(4,027)
	$(3,798)	$(4,330)
Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;

•	market demand for programming services;

•	demand for advertising inventory;

•
the demand for our programming among cable and other multichannel video programming distributors and our ability to maintain and renew affiliation agreements with multichannel video programming distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•	market demand for our services internationally and for our film distribution business, and our ability to profitably provide those services;

•	the security of our program rights and other electronic data;

•	the loss of any of our key personnel and artistic talent;

•	the highly competitive nature of the cable programming industry;

•	changes in both domestic and foreign laws or regulations under which we operate;

•	the outcome of litigation and other proceedings;

•	general economic conditions in the areas in which we operate;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	the level of our expenses;

•	the level of our capital expenditures;

•	future acquisitions and dispositions of assets;

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein; and

•	the factors described under Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included elsewhere herein and our 2012 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2013, as well as an analysis of our cash flows for the three months ended March 31, 2013 and 2012. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2013 and December 31, 2012.
Critical Accounting Policies and Estimates. This section provides the results of our annual impairment test of goodwill and identifiable indefinite-lived intangible assets performed as of the end of February 2013 as well as a discussion of the critical estimates inherent in assessing the recoverability of goodwill and identifiable indefinite-lived intangible assets.
Business Overview
We manage our business through the following two reportable segments:

•
National Networks: Principally includes our four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States via multichannel video programming distributors;

•
International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed throughout Europe and Asia and WE tv is distributed throughout Asia. The International and Other reportable segment also includes VOOM HD, which we are winding down, and which continues to sell certain limited amounts of programming through program license agreements.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Revenues, net
National Networks	$359,466	$304,223
International and Other	26,293	26,346
Inter-segment eliminations	(3,798)	(4,330)
Consolidated revenues, net	$381,961	$326,239
Operating income (loss)
National Networks	$141,434	$109,218
International and Other	(14,914)	(12,684)
Inter-segment eliminations	964	505
Consolidated operating income	$127,484	$97,039
AOCF (deficit)
National Networks	$159,103	$133,372
International and Other	(9,901)	(8,207)
Inter-segment eliminations	964	505
Consolidated AOCF	$150,166	$125,670
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Operating income	$127,484	$97,039
Share-based compensation expense	4,337	3,583
Restructuring credit	—	(3)
Depreciation and amortization	18,345	25,051
AOCF	$150,166	$125,670

National Networks
In our National Networks segment, which accounted for 94% of our consolidated revenues for the three months ended March 31, 2013, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability and distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. As of March 31, 2013, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Beginning September 2013, we expect to transition Sundance Channel to a traditional advertising sales model.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than WE tv, IFC and Sundance Channel. To the extent not already carried on more widely penetrated service tiers, WE tv, IFC and Sundance Channel, although carried by all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv and IFC are currently carried on either expanded basic or digital tiers, while Sundance Channel is currently carried primarily on digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase as and to the extent distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution revenues in each quarter also vary based on the timing of availability of our programming to distributors.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, the majority of which have been commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. During 2012, AMC aired five scripted original series and during 2013, AMC expects to air six scripted original series. Additionally, in 2013 we expect to increase our investment in scripted original series at certain of our other National Networks.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $326 were recorded for the three months ended March 31, 2013. There were no program rights write-offs for the three months ended March 31, 2012.
International and Other
Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, IFC Films, and AMC Networks Broadcasting & Technology. This reportable segment also includes VOOM HD.
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
DISH Network
As previously described in our 2012 Form 10-K, DISH Network L.L.C. (“DISH Network”), VOOM HD and Cablevision Systems Corporation (“Cablevision”) entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network. In connection with the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with the Company that provided for the carriage of AMC, IFC, Sundance Channel and WE tv. In addition, DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company (“Settlement Funds”). During the fourth quarter of 2012, AMC Networks and Rainbow Programming Holdings LLC, a wholly owned subsidiary of AMC Networks (collectively, the “AMC Parties”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision, agreed that, pending a final determination of the allocation of the proceeds, the Settlement Funds would be distributed equally to each of the Company and Cablevision.
On April 8, 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) in which a final allocation of the proceeds of the Settlement, including the Settlement Funds, was made. The principal terms of the DISH Network Proceeds Allocation Agreement are as follows: Cablevision receives $525,000 of the Settlement Funds and the Company receives $175,000 of the Settlement Funds representing the allocation of cash and non-cash proceeds (including the portion of the DISH Network affiliation agreement attributable to the Settlement). The DISH Network Proceeds Allocation Agreement is in full and final settlement of the allocation between Cablevision and the Company of the proceeds of the Settlement.
In accordance with the Company's Related Party Transaction Approval Policy, the final allocation of the proceeds from the Settlement was approved by an independent committee of the Company's Board of Directors, as well as an independent committee of Cablevision's Board of Directors.

The $350,000 of Settlement Funds previously disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheets at March 31, 2013 and December 31, 2012. Deferred litigation settlement proceeds at March 31, 2013 and December 31, 2012 of approximately $308,000, is the result of the $350,000 of Settlement Funds, less $31,000 representing the excess of the fair value of the DISH Network affiliation agreement over the contractual affiliation fees recorded to deferred revenue on October 21, 2012 and less an $11,000 receivable related to VOOM HD's previous affiliation agreement with DISH Network.
On April 9, 2013, the Company paid to Cablevision $175,000 of the Settlement Funds. Additionally, during the second quarter of 2013, the Company expects to record a litigation settlement gain of approximately $133,000, which will be included in operating income within the International and Other reportable segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at March 31, 2013 less the $175,000 paid to Cablevision on April 9, 2013.
Corporate Expenses
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

Consolidated Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$381,961	100.0%	$326,239	100.0%	$55,722	17.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	136,679	35.8	104,930	32.2	31,749	30.3
Selling, general and administrative	99,453	26.0	99,222	30.4	231	0.2
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	18,345	4.8	25,051	7.7	(6,706)	(26.8)
Total operating expenses	254,477	66.6	229,200	70.3	25,277	11.0
Operating income	127,484	33.4	97,039	29.7	30,445	31.4
Other income (expense):
Interest expense, net	(29,116)	(7.6)	(29,692)	(9.1)	576	(1.9)
Write-off of deferred financing costs	—	—	(312)	(0.1)	312	—
Miscellaneous, net	(202)	(0.1)	12	—	(214)	n/m
Total other income (expense)	(29,318)	(7.7)	(29,992)	(9.2)	674	(2.2)
Income from continuing operations before income taxes	98,166	25.7	67,047	20.6	31,119	46.4
Income tax expense	(36,649)	(9.6)	(23,970)	(7.3)	(12,679)	52.9
Income from continuing operations	61,517	16.1	43,077	13.2	18,440	42.8
Income from discontinued operations, net of income taxes	—	—	104	—	(104)	(100.0)
Net Income	$61,517	16.1%	$43,181	13.2%	$18,336	42.5%

The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended March 31,
	2013	2012	$ change	% change
Operating income	$127,484	$97,039	$30,445	31.4%
Share-based compensation expense	4,337	3,583	754	21.0
Restructuring credit	—	(3)	3	(100.0)
Depreciation and amortization	18,345	25,051	(6,706)	(26.8)
Consolidated AOCF	$150,166	$125,670	$24,496	19.5%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$359,466	100.0%	$304,223	100.0%	$55,243	18.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	119,870	33.3	90,084	29.6	29,786	33.1
Selling, general and administrative	83,941	23.4	83,616	27.5	325	0.4
Depreciation and amortization	14,221	4.0	21,305	7.0	(7,084)	(33.3)
Operating income	$141,434	39.3%	$109,218	35.9%	$32,216	29.5%
Share-based compensation expense	3,448	1.0%	2,849	0.9%	599	21.0%
Depreciation and amortization	14,221	4.0%	21,305	7.0%	(7,084)	(33.3)%
AOCF	$159,103	44.3%	$133,372	43.8%	$25,731	19.3%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$26,293	100.0%	$26,346	100.0%	$(53)	(0.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	21,521	81.9	19,595	74.4	1,926	9.8
Selling, general and administrative	15,562	59.2	15,692	59.6	(130)	(0.8)
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	4,124	15.7	3,746	14.2	378	10.1
Operating loss	$(14,914)	(56.7)%	$(12,684)	(48.1)%	$(2,230)	17.6%
Share-based compensation expense	889	3.4%	734	2.8%	155	21.1%
Restructuring credit	—	—%	(3)	—%	3	(100.0)%
Depreciation and amortization	4,124	15.7%	3,746	14.2%	378	10.1%
AOCF deficit	$(9,901)	(37.7)%	$(8,207)	(31.2)%	$(1,694)	20.6%

Revenues, net
Revenues, net increased $55,722 to $381,961 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The net change by segment was as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$359,466	94.1%	$304,223	93.3%	$55,243	18.2%
International and Other	26,293	6.9	26,346	8.1	(53)	(0.2)
Inter-segment eliminations	(3,798)	(1.0)	(4,330)	(1.3)	532	(12.3)
Consolidated revenues, net	$381,961	100.0%	$326,239	100.0%	$55,722	17.1%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Three Months Ended March 31,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$163,960	45.6%	$129,237	42.5%	$34,723	26.9%
Distribution	195,506	54.4	174,986	57.5	20,520	11.7
	$359,466	100.0%	$304,223	100.0%	$55,243	18.2%

•
Advertising revenues increased $34,723 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming, led by The Walking Dead. The increase in advertising revenues at AMC for the three months ended March 31, 2013 as compared to the same period in 2012 is not necessarily indicative of what we expect for the remainder of 2013; and

•
Distribution revenues increased $20,520 due to an increase of $14,431 principally from digital, licensing and home video distribution revenues derived from our original programming, primarily at AMC and IFC. In addition, affiliation fee revenues increased due to an increase in rates and subscribers, partially offset by a decrease due to revenue not recognized for the three months ended March 31, 2013 with respect to an expired affiliation agreement, the renewal of which is in active negotiation. As previously discussed, distribution revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at March 31, 2013, December 31, 2012 and March 31, 2012:

	Estimated Domestic Subscribers
National Programming Networks:	March 31, 2013	December 31, 2012	March 31, 2012
AMC (1)	98,700	98,900	96,400
WE tv (1)	81,800	81,500	76,600
IFC (1)	70,300	69,600	66,300
Sundance Channel (2)	50,300	50,200	42,400
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.

International and Other
The decrease in International and Other revenues, net is attributable to the following:

	Three Months Ended March 31,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$—	—%	$—	—%
Distribution	26,293	100.0	26,346	100.0	(53)	(0.2)
	$26,293	100.0%	$26,346	100.0%	$(53)	(0.2)%
Distribution revenues decreased primarily due to a net decrease of $2,339 in revenue at IFC Films primarily due to lower performance for theatrical titles and lower licensing revenue. This decrease was partially offset by increased foreign affiliation fee revenues of $2,191 from our international distribution of AMC in Canada and from our expanded distribution of Sundance Channel and WE tv channels in Europe and Asia.
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
Technical and operating expense (excluding depreciation and amortization) increased $31,749 to $136,679 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The net change by segment was as follows:

	Three Months Ended March 31,
	2013	2012	$ change	% change
National Networks	$119,870	$90,084	$29,786	33.1%
International and Other	21,521	19,595	1,926	9.8
Inter-segment eliminations	(4,712)	(4,749)	37	(0.8)
Total	$136,679	$104,930	$31,749	30.3%
Percentage of revenues, net	35.8%	32.2%
National Networks
The increase in the National Networks segment is attributable to increased amortization of program rights of $26,925 primarily at AMC, and an increase of $2,861 for programming related costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect the amortization of program rights to increase in 2013 over the prior year comparable period.
International and Other
The increase in the International and Other segment is primarily due to; (i) an increase at AMC/Sundance Channel Global of $1,352 primarily related to programming related costs, (ii) an increase of $702 primarily related to higher content acquisition costs at IFC Films and (iii) an increase of $602 in programming expenses for our developing businesses. These increases were partially offset by a decrease in programming costs at VOOM HD of $515.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $231 to $99,453 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The net change by segment was as follows:

	Three Months Ended March 31,
	2013	2012	$ change	% change
National Networks	$83,941	$83,616	$325	0.4%
International and Other	15,562	15,692	(130)	(0.8)
Inter-segment eliminations	(50)	(86)	36	(41.9)
Total	$99,453	$99,222	$231	0.2%
Percentage of revenues, net	26.0%	30.4%
National Networks
The increase in the National Networks segment is primarily attributable to increased advertising sales related expenses, partially offset by a decrease in marketing expenses. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment (excluding VOOM HD) is primarily attributable to lower selling, marketing and advertising costs of $344, primarily at IFC Films and lower administrative related expenses of $698 primarily related to insurance settlement proceeds at AMC Networks Broadcasting & Technology. Selling, general and administrative expenses related to VOOM HD were $2,105 for the three months ended March 31, 2013, an increase of $912 as compared to the three months ended March 31, 2012, due to higher legal fees and other related costs and expenses in connection with the determination of the allocation of settlement proceeds from the DISH Network contract dispute.
Depreciation and amortization
Depreciation and amortization decreased $6,706 to $18,345 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The net change by segment was as follows:

	Three Months Ended March 31,
	2013	2012	$ change	% change
National Networks	$14,221	$21,305	$(7,084)	(33.3)%
International and Other	4,124	3,746	378	10.1
	$18,345	$25,051	$(6,706)	(26.8)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense at Sundance Channel and at AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.

AOCF
AOCF increased $24,496 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The net change by segment was as follows:

	Three Months Ended March 31,
	2013	2012	$ change	% change
National Networks	$159,103	$133,372	$25,731	19.3%
International and Other	(9,901)	(8,207)	(1,694)	20.6
Inter-segment eliminations	964	505	459	90.9
AOCF	$150,166	$125,670	$24,496	19.5%
National Networks AOCF increased due to an increase in revenues, net of $55,243 partially offset by an increase in technical and operating expenses of $29,786 resulting primarily from an increase in amortization of program rights expense. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit increased due primarily to an increase in programming costs at AMC/Sundance Channel Global.
Interest expense, net
The decrease in interest expense, net of $576 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was attributable to the following:

Decrease in average outstanding debt balances	$(124)
Interest rate swap contracts	(281)
Increase in interest income	(148)
Other	(23)
$(576)
Income tax expense
For the three months ended March 31, 2013, income tax expense attributable to continuing operations was $36,649, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $2,022 and tax expense of $1,060 related to uncertain tax positions, including accrued interest. We expect our effective tax rate to be approximately 38% in future periods.
In addition, income taxes paid, net increased by $81,057 to $83,030 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as a result of the preliminary allocation of the VOOM HD settlement proceeds. As a result of the final allocation of the VOOM HD settlement proceeds on April 8, 2013, we expect remaining tax payments for 2013 to be reduced by approximately $60,000.
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
Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility and access to capital markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets.
Our principal uses of cash include the acquisition and production of programming, our debt service, voluntary prepayments of debt and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2013. Historically, our businesses have not required significant capital expenditures. However, as we continue to invest in infrastructure, we expect that our capital expenditures during 2013 will be higher than 2012.
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
Our revolving credit facility remains undrawn at March 31, 2013. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
We may request an increase in the term loan A facility and/or revolving credit facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined in the credit facility, to exceed 4.75:1. As of March 31, 2013, the Company does not have any commitments for an incremental facility.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2013.

Cash Flow Discussion
The following table is a summary of cash flows (used in) provided by continuing operations and discontinued operations for the three months ended March 31:

	2013	2012
Continuing operations:
Cash flow (used in) provided by operating activities	$(37,829)	$76,963
Cash flow used in investing activities	(7,346)	(2,838)
Cash flow used in financing activities	(10,847)	(65,927)
Net (decrease) increase in cash from continuing operations	(56,022)	8,198
Discontinued operations:
Net increase in cash from discontinued operations	$—	$148
Continuing Operations
Operating Activities
Net cash (used in) provided by operating activities amounted to $(37,829) for the three months ended March 31, 2013 as compared to $76,963 for the three months ended March 31, 2012. The March 31, 2013 net cash used in operating activities resulted from $215,623 of net income before depreciation and amortization, amortization of program rights and other non-cash items which was more than offset by payments for program rights of $93,892, a decrease in income taxes payable of $80,903, a decrease in accounts payable, accrued expenses and other liabilities of $42,781, an increase in accounts receivable, trade of $16,504, a net decrease in deferred revenue and deferred litigation settlement proceeds of $12,424 as well as a net decrease in other net liabilities of $6,948.
Cash flows from operating activities for the three months ended March 31, 2013 is not necessarily indicative of what we expect for the remainder of 2013 due to various factors, including the timing of our cash investments in our original programming, the timing of income tax payments and the allocation of the DISH Network settlement proceeds (See “DISH Network” discussed above).
Net cash provided by operating activities for the three months ended March 31, 2012 resulted from $162,753 of net income before depreciation and amortization and other non-cash items and a decrease in prepaid expenses and other assets of $6,705 as well as a net decrease in other net assets of $562, partially offset by a decrease in cash resulting from payments for program rights of $58,687 and a decrease in accounts payable, accrued expenses and other liabilities of $34,370.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $7,346 and $2,838, respectively, which consisted primarily of capital expenditures of $8,003 and $2,838 for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for the three months ended March 31, 2013 are primarily for the purchase of information technology hardware and software.
Financing Activities
Net cash used in financing activities amounted to $10,847 for the three months ended March 31, 2013 as compared to $65,927 for the three months ended March 31, 2012. For the three months ended March 31, 2013, financing activities consisted of treasury stock acquired from the acquisition of restricted shares of $11,950, payments for financing costs of $530 and principal payments on capital leases of $375, partially offset by proceeds from stock option exercises of $675 and the excess tax benefits from share-based compensation arrangements of $1,333.
Net cash used in financing activities amounted to $65,927 for the three months ended March 31, 2012. For the three months ended March 31, 2012, financing activities consisted of repayments of credit facility debt of $51,488, treasury stock acquired from acquisition of restricted shares of $15,937, principal payments on capital leases of $290 and payments for financing costs of $40, partially offset by proceeds from stock option exercises of $1,828.
Contractual Obligations
As of March 31, 2013, our contractual obligations not reflected on the consolidated balance sheet decreased approximately $64,500 to approximately $341,300 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 of the Notes to the Company's Consolidated Financial Statements included in our 2012 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2012 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2012.
The following discussion has been included to provide the results of our annual impairment test of goodwill and identifiable indefinite-lived intangible assets performed as of the end of February 2013 as well as a discussion of the critical estimates inherent in assessing the recoverability of goodwill and identifiable indefinite-lived intangible assets.
Annual Impairment Test of Goodwill and Identifiable Indefinite-Lived Intangible Assets
Based on our annual impairment test for goodwill as of the end of February 2013, no impairment charge was required for any of the reporting units. We performed a qualitative assessment for the AMC, WE tv, IFC and AMC Networks Broadcasting and Technology reporting units, which included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. We performed a quantitative assessment for the Sundance Channel reporting unit. Based on the quantitative assessment, if the fair value of the Sundance Channel reporting unit decreased by 12%, we would be required to perform step-two of the quantitative assessment.
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
Based on our annual impairment test for indefinite-lived intangible assets as of the end of February 2013, no impairment charge was required. Our indefinite-lived intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for our identifiable indefinite-lived intangible assets, we applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2013, the fair value of our fixed rate debt of $1,396,875 was more than its carrying value of $1,277,422 by $119,453. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2013 would increase the estimated fair value of our fixed rate debt by approximately $64,600 to approximately $1,461,500.

Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.
As of March 31, 2013, we had $2,153,997 of debt outstanding (excluding capital leases), of which $876,575 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2013, we had interest rate swap contracts outstanding with notional amounts aggregating $828,219. The aggregate fair value of interest rate swap contracts at March 31, 2013 was a liability of $19,567 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 98% of the Company’s debt (excluding capital leases) as of March 31, 2013 is effectively fixed (59% being fixed rate obligations and 39% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss consists of $7,281 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At March 31, 2013, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2013 would not have a material impact on our annual interest expense.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2012 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 11, Commitments and Contingencies to the consolidated financial statements included in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	$—	N/A	N/A
February 1, 2013 to February 28, 2013	—	$—	N/A	N/A
March 1, 2013 to March 31, 2013	201,622	$59.27	N/A	N/A
Total	201,622	$59.27	N/A
During the first quarter of 2013, certain restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 201,622 shares, with an aggregate value of approximately $12.0 million, were surrendered to the Company. The 201,622 acquired shares have been classified as treasury stock.
The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits.

(a)	Index to Exhibits.

	10.1	Employment Agreement by and between AMC Networks Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013).

	10.2	Employment Agreement by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2013).

	10.3	Employment Agreement by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2013).

	10.4	Form of Performance Award Agreement under the Amended and Restated 2011 Cash Incentive Plan.

	10.5	Form of Restricted Stock Units Award Agreement under the Amended and Restated 2011 Employee Stock Plan.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

AMC Networks Inc.

Date:	May 9, 2013	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer