Form 10-Q
period 2013-06-30
AMC Networks Inc.
filed 2013-08-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of August 1, 2013:

Class A Common Stock par value $0.01 per share	60,790,553
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$448,637	$610,970
Accounts receivable, trade (less allowance for doubtful accounts of $1,389 and $1,378)	315,103	299,792
Amounts due from related parties, net	4,134	7,686
Current portion of program rights, net	320,634	289,644
Prepaid expenses and other current assets	42,262	17,032
Deferred tax asset, net	15,177	121,403
Total current assets	1,145,947	1,346,527
Property and equipment, net of accumulated depreciation of $158,570 and $147,084	69,487	70,890
Program rights, net	854,867	751,119
Amounts due from related parties, net	2,250	3,193
Deferred carriage fees, net	37,851	41,459
Intangible assets, net	216,139	241,183
Goodwill	78,016	79,305
Other assets	55,782	62,543
Total assets	$2,460,339	$2,596,219
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$63,726	$59,077
Accrued liabilities:
Interest	28,183	28,250
Employee related costs	53,623	75,620
Income taxes payable	11	116,740
Other accrued expenses	13,633	11,852
Amounts due to related parties, net	—	1,110
Current portion of program rights obligations	207,868	157,584
Deferred litigation settlement proceeds	—	307,944
Deferred revenue	42,254	53,116
Current portion of capital lease obligations	1,636	1,558
Total current liabilities	410,934	812,851
Program rights obligations	435,587	390,715
Long-term debt	2,154,692	2,153,315
Capital lease obligations	13,266	14,104
Deferred tax liability, net	62,441	29,141
Other liabilities	63,501	78,445
Total liabilities	3,140,421	3,478,571
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,676,371 and 61,247,043 shares issued and 60,793,083 and 60,591,030 shares outstanding, respectively	617	612
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 and 11,784,408 shares issued and outstanding, respectively	115	118
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	50,837	36,454
Accumulated deficit	(696,176)	(893,424)
Treasury stock, at cost (883,288 and 656,013 shares Class A Common Stock, respectively)	(29,616)	(17,666)
Accumulated other comprehensive loss	(5,859)	(8,446)
Total stockholders’ deficiency	(680,082)	(882,352)
Total liabilities and stockholders’ deficiency	$2,460,339	$2,596,219
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2013 and 2012
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from related parties of $8,127, $8,102, $16,268, and $16,175, respectively)	$379,322	$327,570	$761,283	$653,809
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $155, $310, $310 and $310, respectively)	137,656	114,349	274,335	219,279
Selling, general and administrative (including charges from related parties of $1,428, $1,108, $2,222 and $3,104, respectively)	108,978	90,878	208,431	190,100
Restructuring credit	—	—	—	(3)
Depreciation and amortization	18,308	24,067	36,653	49,118
Litigation settlement gain	(132,944)	—	(132,944)	—
	131,998	229,294	386,475	458,494
Operating income	247,324	98,276	374,808	195,315
Other income (expense):
Interest expense	(27,768)	(29,431)	(57,137)	(59,228)
Interest income	169	102	422	207
Write-off of deferred financing costs	—	—	—	(312)
Miscellaneous, net	(144)	(644)	(346)	(632)
	(27,743)	(29,973)	(57,061)	(59,965)
Income from continuing operations before income taxes	219,581	68,303	317,747	135,350
Income tax expense	(83,850)	(26,898)	(120,499)	(50,868)
Income from continuing operations	135,731	41,405	197,248	84,482
Income from discontinued operations, net of income taxes	—	105	—	209
Net income	$135,731	$41,510	$197,248	$84,691

Basic net income per share:
Income from continuing operations	$1.90	$0.59	$2.76	$1.20
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.90	$0.59	$2.76	$1.21

Diluted net income per share:
Income from continuing operations	$1.87	$0.57	$2.72	$1.17
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.87	$0.58	$2.72	$1.17

Weighted average common shares:
Basic weighted average common shares	71,568	70,479	71,430	70,175
Diluted weighted average common shares	72,643	72,183	72,613	72,157
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$135,731	$41,510	$197,248	$84,691
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	2,260	(3,628)	4,112	(4,448)
Other comprehensive income (loss), before income taxes	2,260	(3,628)	4,112	(4,448)
Income tax (expense) benefit	(838)	1,343	(1,525)	1,646
Other comprehensive income (loss), net of income taxes	1,422	(2,285)	2,587	(2,802)
Comprehensive income	$137,153	$39,225	$199,835	$81,889
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$197,248	$84,482
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	36,653	49,118
Share-based compensation expense related to equity classified awards	9,941	8,484
Amortization and write-off of program rights	202,076	145,044
Amortization of deferred carriage fees	5,158	4,369
Unrealized gain on derivative contracts, net	(2,796)	—
Amortization and write-off of deferred financing costs and discounts on indebtedness	3,665	4,563
Recovery of provision for doubtful accounts	(32)	(96)
Deferred income taxes	138,479	39,401
Excess tax benefits from share-based compensation arrangements	(2,893)	(1,492)
Other, net	(657)	—
Changes in assets and liabilities:
Accounts receivable, trade	(15,278)	(7,024)
Amounts due from/to related parties, net	2,519	(3,675)
Prepaid expenses and other assets	(20,616)	1,129
Program rights and obligations, net	(241,658)	(166,935)
Income taxes payable	(113,025)	—
Deferred revenue and deferred litigation settlement proceeds	(318,806)	8,978
Deferred carriage fees and deferred carriage fees payable, net	(406)	(434)
Accounts payable, accrued expenses and other liabilities	(20,094)	(308)
Net cash (used in) provided by operating activities	(140,522)	165,604
Cash flows from investing activities:
Capital expenditures	(13,670)	(6,619)
Acquisition of investment securities	—	(750)
Payment for acquisition of a business	—	(185)
Proceeds from sale of equipment, net of costs of disposal	—	100
Proceeds from insurance settlements	657	—
Net cash used in investing activities	(13,013)	(7,454)
Cash flows from financing activities:
Repayment of long-term debt	—	(52,975)
Payments for financing costs	(532)	(211)
Purchase of treasury stock	(11,950)	(15,988)
Proceeds from stock option exercises	1,551	1,997
Excess tax benefits from share-based compensation arrangements	2,893	1,492
Principal payments on capital lease obligations	(760)	(690)
Net cash used in financing activities	(8,798)	(66,375)
Net (decrease) increase in cash and cash equivalents from continuing operations	(162,333)	91,775
Cash flows from discontinued operations:
Net cash provided by operating activities	—	192
Net increase in cash and cash equivalents from discontinued operations	—	192
Cash and cash equivalents at beginning of period	610,970	215,836
Cash and cash equivalents at end of period	$448,637	$307,803

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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•
National Networks: Principally includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•
International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed in Europe and Asia and WE tv is distributed in Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”).

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
The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2012 consists of receipts related to the sale of the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method.
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
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective in the first quarter of 2014 and early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on the Company's consolidated financial statements.

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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	71,568,000	70,479,000	71,430,000	70,175,000
Effect of dilution:
Stock options	294,000	819,000	314,000	859,000
Restricted shares/units	781,000	885,000	869,000	1,123,000
Diluted weighted average shares outstanding	72,643,000	72,183,000	72,613,000	72,157,000
Approximately 80,000 restricted shares/units for the three and six months ended June 30, 2013 and approximately 231,000 restricted shares/units for the three and six months ended June 30, 2012 have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards have not yet been satisfied in each of the respective periods. As of June 30, 2012, approximately 334,000 restricted shares/units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive.
Note 3. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

	June 30, 2013	December 31, 2012
Reporting Unit and Segment
AMC	$34,251	$34,251
WE tv	5,214	5,214
IFC	13,582	13,582
Sundance Channel	23,773	25,062
Total National Networks	76,820	78,109
AMC Networks Broadcasting & Technology	1,196	1,196
Total International and Other	1,196	1,196
	$78,016	$79,305
The reduction of $1,289 in the carrying amount of goodwill for Sundance Channel is due to the realization of a tax benefit for the amortization of "second component" goodwill. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the Sundance Channel acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	June 30, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(644,889)	$195,868
Advertiser relationships	74,248	(73,939)	309
Other amortizable intangible assets	644	(582)	62
Total amortizable intangible assets	915,649	(719,410)	196,239
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(719,410)	$216,139
	December 31, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(623,621)	$217,136
Advertiser relationships	74,248	(70,226)	4,022
Other amortizable intangible assets	644	(519)	125
Total amortizable intangible assets	915,649	(694,366)	221,283
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(694,366)	$241,183
 Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2013 and 2012 was $25,044 and $38,950, respectively. Estimated future aggregate amortization expense for intangible assets subject to amortization for each of the next five years is as follows:

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
Note 4. Debt
Long-term debt consists of:

	June 30, 2013	December 31, 2012
Senior Secured Credit Facility: (a)
Term loan A facility	$880,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,180,000	2,180,000
Unamortized discount	(25,308)	(26,685)
Long-term debt, net	$2,154,692	$2,153,315

(a)	The Company’s $500,000 revolving credit facility remains undrawn at June 30, 2013. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At June 30, 2013:
Assets:
Cash equivalents	$222,962	$—	$—	$222,962
Liabilities:
Interest rate swap contracts	$—	$15,229	$—	$15,229
At December 31, 2012:
Assets:
Cash equivalents	$487,900	$—	$—	$487,900
Liabilities:
Interest rate swap contracts	$—	$22,137	$—	$22,137
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$876,797	$879,270
7.75% Notes due July 2021	687,949	764,750
4.75% Notes due December 2022	589,946	579,000
	$2,154,692	$2,223,020

	December 31, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$876,358	$876,154
7.75% Notes due July 2021	687,423	801,500
4.75% Notes due December 2022	589,534	603,000
	$2,153,315	$2,280,654
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
As of June 30, 2013, the Company had interest rate swap contracts outstanding with notional amounts aggregating $817,625, which consists of interest rate swap contracts with notional amounts of $617,625 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At June 30, 2013, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$9,286	$13,398
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	5,943	8,739
Total derivatives		$15,229	$22,137
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$348	$(5,794)	Interest expense	$1,912	$(2,166)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$289	$(8,728)	Interest expense	$3,823	$(4,280)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2013 and 2012.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$1,431	$—	$1,510	$—
Note 7. Income Taxes
For the three and six months ended June 30, 2013, income tax expense attributable to continuing operations was $83,850 and $120,499, respectively, representing an effective tax rate of 38% for both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $4,687 and $6,709, for the three and six months ended June 30, 2013, respectively, tax expense of $2,334 resulting from an increase in the valuation allowance with regard to foreign tax credit carry forwards for both the three and six months ended June 30, 2013, partially offset by a tax benefit of $1,027 relating to uncertain tax positions, including accrued interest, for the three months ended June 30, 2013.
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
At June 30, 2013, the Company had foreign tax credit carry forwards of approximately $20,000, expiring on various dates from 2014 through 2023. For the six months ended June 30, 2013, excess tax benefits of $2,893 relating to share-based compensation awards and $811 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. In June 2013, the Company settled a New York City Unincorporated Business tax audit for the years 2006 and 2007 for $447, including accrued interest. The City of New York is currently auditing the Company's Unincorporated Business Tax Return for 2008. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011.
Note 8. Commitments
As of June 30, 2013, the Company’s contractual obligations not reflected on the Company’s consolidated balance sheet decreased approximately $76,300 to approximately $329,500 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.
Note 9. Equity Plans
On March 12, 2013, AMC Networks granted 365,509 restricted share units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan that vest on the third anniversary of the grant date. The vesting criteria for 80,355 of those restricted share units include the achievement of certain performance targets by the Company.
On June 6, 2013, AMC Networks granted 20,064 restricted share units under the Amended and Restated 2011 Non-Employee Director Plan to non-employee directors that vested on the date of grant.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

During the six months ended June 30, 2013, 495,558 shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 201,622 of these shares, with an aggregate value of $11,950, were surrendered to the Company. These acquired shares, as well as 25,653 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2013 was $5,604 and $9,941, respectively and $4,901 and $8,484 for the three and six months ended June 30, 2012, respectively.
As of June 30, 2013, there was $35,813 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.1 years.
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $8,127 and $8,102 for the three months ended June 30, 2013 and 2012, respectively. Revenues, net from related parties amounted to $16,268 and $16,175 for the six months ended June 30, 2013 and 2012, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $155 and $310 for the three and six months ended June 30, 2013, respectively and $310 for the three and six months ended June 30, 2012. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $1,428 and $1,108 for the three months ended June 30, 2013 and 2012, respectively. Selling, general and administrative expenses with its related parties amounted to $2,222 and $3,104 for the six months ended June 30, 2013 and 2012, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

On April 8, 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) in which a final allocation of the proceeds of the Settlement, including the Settlement Funds, was made. The principal terms of the DISH Network Proceeds Allocation Agreement were as follows: Cablevision received $525,000 of the Settlement Funds and the Company received $175,000 of the Settlement Funds representing the allocation of cash and non-cash proceeds (including the portion of the DISH Network affiliation agreement attributable to the Settlement). The DISH Network Proceeds Allocation Agreement was in full and final settlement of the allocation between Cablevision and the Company of the proceeds of the Settlement.
In accordance with the Company's Related Party Transaction Approval Policy, the final allocation of the proceeds from the Settlement was approved by an independent committee of the Company's Board of Directors, as well as an independent committee of Cablevision's Board of Directors.
The $350,000 of Settlement Funds previously disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheet at December 31, 2012. Deferred litigation settlement proceeds at December 31, 2012 of approximately $308,000, is the result of the $350,000 of Settlement Funds, less $31,000 representing the excess of the fair value of the DISH Network affiliation agreement over the contractual affiliation fees recorded to deferred revenue on October 21, 2012 and less an $11,000 receivable related to VOOM HD's previous affiliation agreement with DISH Network.
On April 9, 2013, the Company paid to Cablevision $175,000 of the Settlement Funds. Additionally, during the second quarter of 2013, the Company recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013.
Note 11. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2013	2012
Non-Cash Investing and Financing Activities:
Continuing Operations:
Leasehold improvements paid by landlord	—	2,071
Increase in capital lease assets	865	—
Increase in capital lease obligations and related assets	—	1,399
Capital expenditures incurred but not yet paid	945	—
Supplemental Data:
Cash interest paid — continuing operations	56,320	57,564
Income taxes paid, net — continuing operations	111,889	13,535
Note 12. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

Six Months Ended June 30, 2013
Balance as of December 31, 2012	$(8,446)
Gains and Losses on Cash Flow Hedges:
Other comprehensive income before reclassifications	289
Amounts reclassified from accumulated other comprehensive loss to interest expense	3,823
Net current-period other comprehensive income, before income taxes	4,112
Income tax expense	(1,525)
Net current-period other comprehensive income, net of income taxes	2,587
Balance as of June 30, 2013	$(5,859)

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
The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, restructuring expense or credit and the litigation settlement gain recorded in connection with the settlement with DISH Network). The Company does not consider the one-time litigation settlement gain with DISH Network to be indicative of its ongoing operating performance. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure and other information as to the continuing operations of the Company’s reportable segments below.

	Three Months Ended June 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$147,243	$—	$—	$147,243
Distribution	206,325	29,919	(4,165)	232,079
Consolidated revenues, net	$353,568	$29,919	$(4,165)	$379,322
Adjusted operating cash flow (deficit)	$146,225	$(8,838)	$905	$138,292
Depreciation and amortization	(14,153)	(4,155)	—	(18,308)
Share-based compensation expense	(4,503)	(1,101)	—	(5,604)
Litigation settlement gain	—	132,944	—	132,944
Operating income	$127,569	$118,850	$905	$247,324

	Three Months Ended June 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$129,528	$10	$—	$129,538
Distribution	175,656	26,259	(3,883)	198,032
Consolidated revenues, net	$305,184	$26,269	$(3,883)	$327,570
Adjusted operating cash flow (deficit)	$135,623	$(9,414)	$1,035	$127,244
Depreciation and amortization	(20,527)	(3,540)	—	(24,067)
Share-based compensation expense	(3,799)	(1,102)	—	(4,901)
Operating income (loss)	$111,297	$(14,056)	$1,035	$98,276

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$311,203	$—	$—	$311,203
Distribution	401,831	56,212	(7,963)	450,080
Consolidated revenues, net	$713,034	$56,212	$(7,963)	$761,283
Adjusted operating cash flow (deficit)	$305,328	$(18,739)	$1,869	$288,458
Depreciation and amortization	(28,374)	(8,279)	—	(36,653)
Share-based compensation expense	(7,951)	(1,990)	—	(9,941)
Litigation settlement gain	—	132,944	—	132,944
Operating income	$269,003	$103,936	$1,869	$374,808
Capital expenditures	$2,830	$10,840	$—	$13,670

	Six Months Ended June 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$258,765	$10	$—	$258,775
Distribution	350,642	52,605	(8,213)	395,034
Consolidated revenues, net	$609,407	$52,615	$(8,213)	$653,809
Adjusted operating cash flow (deficit)	$268,995	$(17,621)	$1,540	$252,914
Depreciation and amortization	(41,832)	(7,286)	—	(49,118)
Share-based compensation expense	(6,648)	(1,836)	—	(8,484)
Restructuring credit	—	3	—	3
Operating income (loss)	$220,515	$(26,740)	$1,540	$195,315
Capital expenditures	$860	$5,759	$—	$6,619
Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Inter-segment revenues
National Networks	$(61)	$(201)	$(184)	$(504)
International and Other	(4,104)	(3,682)	(7,779)	(7,709)
	$(4,165)	$(3,883)	$(7,963)	$(8,213)
Substantially all revenues and assets of the Company are attributed to or located in the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and independent film distribution business;

•	market demand for our services internationally and for our independent film distribution business, and our ability to profitably provide those services;

•	the security of our program rights and other electronic data;

•	the loss of any of our key personnel and artistic talent;

•	the highly competitive nature of the cable programming industry;

•	changes in both domestic and foreign laws or regulations under which we operate;

•	the outcome of litigation and other proceedings;

•	general economic conditions in the areas in which we operate;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	the level of our expenses;

•	the level of our capital expenditures;

•	future acquisitions and dispositions of assets;

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein; and

•	the factors described under Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).
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
Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2013, as well as an analysis of our cash flows for the six months ended June 30, 2013 and 2012. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2013 and December 31, 2012.
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

•
International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed in Europe and Asia and WE tv is distributed in Asia. The International and Other reportable segment also includes VOOM HD.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net
National Networks	$353,568	$305,184	$713,034	$609,407
International and Other	29,919	26,269	56,212	52,615
Inter-segment eliminations	(4,165)	(3,883)	(7,963)	(8,213)
Consolidated revenues, net	$379,322	$327,570	$761,283	$653,809
Operating income (loss)
National Networks	$127,569	$111,297	$269,003	$220,515
International and Other (a)	118,850	(14,056)	103,936	(26,740)
Inter-segment eliminations	905	1,035	1,869	1,540
Consolidated operating income	$247,324	$98,276	$374,808	$195,315
AOCF (deficit)
National Networks	$146,225	$135,623	$305,328	$268,995
International and Other	(8,838)	(9,414)	(18,739)	(17,621)
Inter-segment eliminations	905	1,035	1,869	1,540
Consolidated AOCF	$138,292	$127,244	$288,458	$252,914
(a) Amounts for the three and six months ended June 30, 2013 include the litigation settlement gain recorded in connection with the settlement with DISH Network. See DISH Network discussion below.
We evaluate segment performance based on several factors, of which the primary financial measure is business segment AOCF. We define AOCF, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, restructuring expense or credit and the litigation settlement gain recorded in connection with the settlement with DISH Network. We do not consider the one-time litigation settlement gain with DISH Network to be indicative of our ongoing operating performance.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$247,324	$98,276	$374,808	$195,315
Share-based compensation expense	5,604	4,901	9,941	8,484
Depreciation and amortization	18,308	24,067	36,653	49,118
Litigation settlement gain	(132,944)	—	(132,944)	—
Restructuring credit	—	—	—	(3)
AOCF	$138,292	$127,244	$288,458	$252,914

National Networks
In our National Networks segment, which accounted for 94% of our consolidated revenues for the six months ended June 30, 2013, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability and distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of June 30, 2013, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. Our AMC, WE tv and IFC programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships. Beginning September 2013, we expect to transition Sundance Channel to a traditional advertising sales model.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed, has a more limited ability to increase its penetration than WE tv, IFC and Sundance Channel. To the extent not already carried on more widely penetrated service tiers, WE tv, IFC and Sundance Channel, although carried by all of the larger distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv and IFC are currently carried on either expanded basic or digital tiers, while Sundance Channel is currently carried primarily on digital tiers. Therefore, WE tv, IFC and Sundance Channel penetration rates may increase as and to the extent distributors are successful in converting their analog subscribers to digital tiers of service that include those networks. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have agreed in some instances to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution revenues in each quarter also vary based on the timing of availability of our programming to distributors.
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

Programming expense, included in technical and operating expense, represents the largest expense of the National Networks segment and primarily consists of amortization and impairments or write-offs of programming rights, such as those for original programming, feature films and licensed series. The other components of technical and operating expense primarily include distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption, and participation and residual costs.
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, the majority of which have been commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming and marketing across all of our channels. During 2012, AMC aired five scripted original series and during 2013, AMC expects to air six scripted original series. Additionally, in 2013 we have increased our investment in scripted original series at certain of our other National Networks.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $6,689 were recorded for the six months ended June 30, 2013. There were no program rights write-offs for the six months ended June 30, 2012.
International and Other
Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, IFC Films, and AMC Networks Broadcasting & Technology. This reportable segment also includes VOOM HD.
VOOM HD historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and other multichannel video programming distributors. Through 2008, VOOM was available in the U.S. only on the cable television systems of Cablevision Systems Corporation (“Cablevision”) and on the satellite delivered programming of DISH Network L.L.C. (“DISH Network”). VOOM HD, which we are winding down, continues to sell certain limited amounts of programming through program license agreements.
Although we view our international expansion as an important long-term strategy, our international operations are currently expected to represent only a small percentage of our projected consolidated financial results over the next five years. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory.
DISH Network
As previously described in our 2012 Form 10-K, DISH Network, VOOM HD and Cablevision entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network. In connection with the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with the Company that provided for the carriage of AMC, IFC, Sundance Channel and WE tv. In addition, DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company (“Settlement Funds”). During the fourth quarter of 2012, AMC Networks and Rainbow Programming Holdings LLC, a wholly owned subsidiary of AMC Networks (collectively, the “AMC Parties”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision, agreed that, pending a final determination of the allocation of the proceeds, the Settlement Funds would be distributed equally to each of the Company and Cablevision.
On April 8, 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) in which a final allocation of the proceeds of the Settlement, including the Settlement Funds, was made. The principal terms of the DISH Network Proceeds Allocation Agreement were as follows: Cablevision received $525,000 of the Settlement Funds and the Company received $175,000 of the Settlement Funds representing the allocation of cash and non-cash proceeds (including the portion of the DISH Network affiliation agreement attributable to the Settlement). The DISH Network Proceeds Allocation Agreement was in full and final settlement of the allocation between Cablevision and the Company of the proceeds of the Settlement.

In accordance with the Company's Related Party Transaction Approval Policy, the final allocation of the proceeds from the Settlement was approved by an independent committee of the Company's Board of Directors, as well as an independent committee of Cablevision's Board of Directors.
The $350,000 of Settlement Funds previously disbursed to the Company is included in cash and cash equivalents in the consolidated balance sheet at December 31, 2012. Deferred litigation settlement proceeds at December 31, 2012 of approximately $308,000, is the result of the $350,000 of Settlement Funds, less $31,000 representing the excess of the fair value of the DISH Network affiliation agreement over the contractual affiliation fees recorded to deferred revenue on October 21, 2012 and less an $11,000 receivable related to VOOM HD's previous affiliation agreement with DISH Network.
On April 9, 2013, the Company paid to Cablevision $175,000 of the Settlement Funds. Additionally, during the second quarter of 2013, the Company recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013.
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

Consolidated Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$379,322	100.0%	$327,570	100.0%	$51,752	15.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	137,656	36.3	114,349	34.9	23,307	20.4
Selling, general and administrative	108,978	28.7	90,878	27.7	18,100	19.9
Depreciation and amortization	18,308	4.8	24,067	7.3	(5,759)	(23.9)
Litigation settlement gain	(132,944)	(35.0)	—	—	(132,944)	n/m
Total operating expenses	131,998	34.8	229,294	70.0	(97,296)	(42.4)
Operating income	247,324	65.2	98,276	30.0	149,048	151.7
Other income (expense):
Interest expense, net	(27,599)	(7.3)	(29,329)	(9.0)	1,730	(5.9)
Miscellaneous, net	(144)	—	(644)	(0.2)	500	(77.6)
Total other income (expense)	(27,743)	(7.3)	(29,973)	(9.2)	2,230	(7.4)
Income from continuing operations before income taxes	219,581	57.9	68,303	20.9	151,278	221.5
Income tax expense	(83,850)	(22.1)	(26,898)	(8.2)	(56,952)	211.7
Income from continuing operations	135,731	35.8	41,405	12.6	94,326	227.8
Income from discontinued operations, net of income taxes	—	—	105	—	(105)	(100.0)
Net Income	$135,731	35.8%	$41,510	12.7%	$94,221	227.0%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended June 30,
	2013	2012	$ change	% change
Operating income	$247,324	$98,276	$149,048	151.7%
Share-based compensation expense	5,604	4,901	703	14.3
Depreciation and amortization	18,308	24,067	(5,759)	(23.9)
Litigation settlement gain	(132,944)	—	(132,944)	n/m
Consolidated AOCF	$138,292	$127,244	$11,048	8.7%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$353,568	100.0%	$305,184	100.0%	$48,384	15.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	119,383	33.8	99,306	32.5	20,077	20.2
Selling, general and administrative	92,463	26.2	74,054	24.3	18,409	24.9
Depreciation and amortization	14,153	4.0	20,527	6.7	(6,374)	(31.1)
Operating income	$127,569	36.1%	$111,297	36.5%	$16,272	14.6%
Share-based compensation expense	4,503	1.3%	3,799	1.2%	704	18.5%
Depreciation and amortization	14,153	4.0%	20,527	6.7%	(6,374)	(31.1)%
AOCF	$146,225	41.4%	$135,623	44.4%	$10,602	7.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$29,919	100.0%	$26,269	100.0%	$3,650	13.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	23,248	77.7	19,842	75.5	3,406	17.2
Selling, general and administrative	16,610	55.5	16,943	64.5	(333)	(2.0)
Depreciation and amortization	4,155	13.9	3,540	13.5	615	17.4
Litigation settlement gain	(132,944)	(444.3)%	—	—%	(132,944)	n/m
Operating income (loss)	$118,850	397.2%	$(14,056)	(53.5)%	$132,906	(945.5)%
Share-based compensation expense	1,101	3.7%	1,102	4.2%	(1)	(0.1)%
Depreciation and amortization	4,155	13.9%	3,540	13.5%	615	17.4%
Litigation settlement gain	(132,944)	(444.3)%	—	—%	(132,944)	n/m
AOCF deficit	$(8,838)	(29.5)%	$(9,414)	(35.8)%	$576	(6.1)%

Revenues, net
Revenues, net increased $51,752 to $379,322 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The net change by segment was as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$353,568	93.2%	$305,184	93.2%	$48,384	15.9%
International and Other	29,919	7.9	26,269	8.0	3,650	13.9
Inter-segment eliminations	(4,165)	(1.1)	(3,883)	(1.2)	(282)	7.3
Consolidated revenues, net	$379,322	100.0%	$327,570	100.0%	$51,752	15.8%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Three Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$147,243	41.6%	$129,528	42.4%	$17,715	13.7%
Distribution	206,325	58.4	175,656	57.6	30,669	17.5
	$353,568	100.0%	$305,184	100.0%	$48,384	15.9%

•	Advertising revenues increased $17,715 primarily at AMC, WE tv and IFC. This increase resulted from higher pricing per unit sold due to an increased demand for our programming; and

•
Distribution revenues increased $30,669 due to an increase of $16,016 in affiliation fee revenue which includes the impact of the renewal of an affiliation agreement during the quarter and an increase in subscribers. In addition, licensing, home video and digital distribution revenues derived from our original programming increased, primarily at AMC. As previously discussed, distribution revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at June 30, 2013, March 31, 2013 and June 30, 2012:

	Estimated Domestic Subscribers
National Programming Networks:	June 30, 2013	March 31, 2013	June 30, 2012
AMC (1)	98,300	98,700	96,900
WE tv (1)	82,700	81,800	78,500
IFC (1)	69,500	70,300	66,900
Sundance Channel (2)	50,600	50,300	40,400
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Subscriber counts are based on internal management reports and represent viewing subscribers.
International and Other
The increase in International and Other revenues, net is attributable to the following:

	Three Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$10	—%	$(10)	—%
Distribution	29,919	100.0	26,259	100.0	3,660	13.9
	$29,919	100.0%	$26,269	100.0%	$3,650	13.9%
Distribution revenues increased primarily due to increased foreign affiliation fee revenues of $2,830 from our international distribution of AMC in Canada, our expanded distribution of Sundance Channel and WE tv channels in Europe and Asia and increased origination fee revenue at AMC Networks Broadcasting & Technology.

Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and impairments or write-offs of program rights, such as those for original programming, feature films and licensed series, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption, and participation and residual costs.
Technical and operating expense (excluding depreciation and amortization) increased $23,307 to $137,656 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The net change by segment was as follows:

	Three Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$119,383	$99,306	$20,077	20.2%
International and Other	23,248	19,842	3,406	17.2
Inter-segment eliminations	(4,975)	(4,799)	(176)	3.7
Total	$137,656	$114,349	$23,307	20.4%
Percentage of revenues, net	36.3%	34.9%
National Networks
The increase in the National Networks segment is attributable to increased program rights expense of $17,413 and an increase of $2,664 for programming related costs. The increase in program rights expense is due to our increased investment in scripted original series, primarily at Sundance Channel and includes write-offs of $6,689 based on management's assessment of programming usefulness, primarily at Sundance Channel as we prepare our programming schedule for the transition to a traditional advertising supported model in the fourth quarter of 2013. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment is primarily due to an increase of $3,172 primarily related to higher content acquisition costs at IFC Films.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $18,100 to $108,978 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The net change by segment was as follows:

	Three Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$92,463	$74,054	$18,409	24.9%
International and Other	16,610	16,943	(333)	(2.0)
Inter-segment eliminations	(95)	(119)	24	(20.2)
Total	$108,978	$90,878	$18,100	19.9%
Percentage of revenues, net	28.7%	27.7%
National Networks
The increase in the National Networks segment is primarily attributable to increased marketing and advertising sales related expenses primarily at AMC due to the airing of a higher number of original programming series, and to a lesser extent, Sundance Channel and IFC. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

Depreciation and amortization
Depreciation and amortization decreased $5,759 to $18,308 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The net change by segment was as follows:

	Three Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$14,153	$20,527	$(6,374)	(31.1)%
International and Other	4,155	3,540	615	17.4
	$18,308	$24,067	$(5,759)	(23.9)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense at Sundance Channel and at AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.
Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 resulted in a gain of $132,944 for the three months ended June 30, 2013 included in the International and Other segment. See the income tax expense discussion for the six months ended June 30, 2013 for the increase in income taxes paid, net in connection with this litigation settlement.
AOCF
AOCF increased $11,048 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The net change by segment was as follows:

	Three Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$146,225	$135,623	$10,602	7.8%
International and Other	(8,838)	(9,414)	576	(6.1)
Inter-segment eliminations	905	1,035	(130)	(12.6)
AOCF	$138,292	$127,244	$11,048	8.7%
National Networks AOCF increased due to an increase in revenues, net of $48,384 partially offset by an increase in technical and operating expenses of $20,077 resulting primarily from an increase in program rights expense which includes program rights write-offs of $6,689 and an increase in marketing expense due to the increase in the number of original programming premieres.
International and Other AOCF deficit decreased due to an increase in revenues, net of $3,650, partially offset by an increase in programming rights expense primarily at IFC Films.
Interest expense, net
The decrease in interest expense, net of $1,730 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was attributable to the following:

Interest rate swap contracts	$(1,685)
Increase in interest income	(67)
Other	22
$(1,730)

Income tax expense
For the three months ended June 30, 2013, income tax expense attributable to continuing operations was $83,850, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $4,687 and tax expense of $2,334 resulting from an increase in the valuation allowance with regard to foreign tax credit carry forwards, partially offset by a tax benefit of $1,027 related to uncertain tax positions, including accrued interest. We expect our effective tax rate to be approximately 38% for the full year of 2013.
For the three months ended June 30, 2012, income tax expense attributable to continuing operations was $26,898, representing an effective tax rate of 39%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,710 and tax expense of $866 related to uncertain tax positions, including accrued interest.
Consolidated Results of Operations
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$761,283	100.0%	$653,809	100.0%	$107,474	16.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	274,335	36.0	219,279	33.5	55,056	25.1
Selling, general and administrative	208,431	27.4	190,100	29.1	18,331	9.6
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	36,653	4.8	49,118	7.5	(12,465)	(25.4)
Litigation settlement gain	(132,944)	(17.5)	—	—	(132,944)	n/m
Total operating expenses	386,475	50.8	458,494	70.1	(72,019)	(15.7)
Operating income	374,808	49.2	195,315	29.9	179,493	91.9
Other income (expense):
Interest expense, net	(56,715)	(7.4)	(59,021)	(9.0)	2,306	(3.9)
Write-off of deferred financing costs	—	—	(312)	—	312	(100.0)
Miscellaneous, net	(346)	—	(632)	(0.1)	286	(45.3)
Total other income (expense)	(57,061)	(7.5)	(59,965)	(9.2)	2,904	(4.8)
Income from continuing operations before income taxes	317,747	41.7	135,350	20.7	182,397	134.8
Income tax expense	(120,499)	(15.8)	(50,868)	(7.8)	(69,631)	136.9
Income from continuing operations	197,248	25.9	84,482	12.9	112,766	133.5
Income from discontinued operations, net of income taxes	—	—	209	—	(209)	(100.0)
Net Income	$197,248	25.9%	$84,691	13.0%	$112,557	132.9%

The following is a reconciliation of our consolidated operating income to AOCF:

	Six Months Ended June 30,
	2013	2012	$ change	% change
Operating income	$374,808	$195,315	$179,493	91.9%
Share-based compensation expense	9,941	8,484	1,457	17.2
Depreciation and amortization	36,653	49,118	(12,465)	(25.4)
Litigation settlement gain	(132,944)	—	(132,944)	n/m
Restructuring credit	—	(3)	3	(100.0)
Consolidated AOCF	$288,458	$252,914	$35,544	14.1%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$713,034	100.0%	$609,407	100.0%	$103,627	17.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	239,253	33.6	189,390	31.1	49,863	26.3
Selling, general and administrative	176,404	24.7	157,670	25.9	18,734	11.9
Depreciation and amortization	28,374	4.0	41,832	6.9	(13,458)	(32.2)
Operating income	$269,003	37.7%	$220,515	36.2%	$48,488	22.0%
Share-based compensation expense	7,951	1.1%	6,648	1.1%	1,303	19.6%
Depreciation and amortization	28,374	4.0%	41,832	6.9%	(13,458)	(32.2)%
AOCF	$305,328	42.8%	$268,995	44.1%	$36,333	13.5%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$56,212	100.0%	$52,615	100.0%	$3,597	6.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	44,769	79.6	39,437	75.0	5,332	13.5
Selling, general and administrative	32,172	57.2	32,635	62.0	(463)	(1.4)
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	8,279	14.7	7,286	13.8	993	13.6
Litigation settlement gain	(132,944)	(236.5)	—	—	(132,944)	n/m
Operating income (loss)	$103,936	184.9%	$(26,740)	(50.8)%	$130,676	(488.7)%
Share-based compensation expense	1,990	3.5%	1,836	3.5%	154	8.4%
Depreciation and amortization	8,279	14.7%	7,286	13.8%	993	13.6%
Litigation settlement gain	(132,944)	(236.5)%	—	—%	(132,944)	n/m
Restructuring credit	—	—%	(3)	—%	3	(100.0)%
AOCF deficit	$(18,739)	(33.3)%	$(17,621)	(33.5)%	$(1,118)	6.3%

Revenues, net
Revenues, net increased $107,474 to $761,283 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The net change by segment was as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$713,034	93.7%	$609,407	93.2%	$103,627	17.0%
International and Other	56,212	7.4	52,615	8.0	3,597	6.8
Inter-segment eliminations	(7,963)	(1.0)	(8,213)	(1.3)	250	(3.0)
Consolidated revenues, net	$761,283	100.0%	$653,809	100.0%	$107,474	16.4%
National Networks
The increase in National Networks revenues, net is attributable to the following:

	Six Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$311,203	43.6%	$258,765	42.5%	$52,438	20.3%
Distribution	401,831	56.4	350,642	57.5	51,189	14.6
	$713,034	100.0%	$609,407	100.0%	$103,627	17.0%

•
Advertising revenues increased $52,438 primarily at AMC and, to a lesser extent, WE tv and IFC resulting from higher pricing per unit sold due to an increased demand for our programming, led by The Walking Dead; and

•
Distribution revenues increased $51,189 due to an increase of $29,084 principally from digital, licensing and home video distribution revenues derived from our original programming, primarily at AMC and IFC. In addition, affiliation fee revenues increased due to an increase in subscribers. As previously discussed, distribution revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net is attributable to the following:

	Six Months Ended June 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$10	—%	$(10)	—%
Distribution	56,212	100.0	52,605	100.0	3,607	6.9
	$56,212	100.0%	$52,615	100.0%	$3,597	6.8%
Distribution revenues increased primarily due to an increase in foreign affiliation fee revenues of $4,731 from our international distribution of AMC in Canada and from our expanded distribution of Sundance Channel and WE tv channels in Europe and Asia and an increase in origination fee revenue at AMC Networks Broadcasting and Technology of $939. This increase was partially offset by a decrease in revenue of $2,363 at IFC Films primarily due to lower performance for a select number of theatrical titles and lower licensing revenue.

Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and impairments or write-offs of program rights, such as those for original programming, feature films and licensed series, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption, and participation and residual costs.
Technical and operating expense (excluding depreciation and amortization) increased $55,056 to $274,335 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The net change by segment was as follows:

	Six Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$239,253	$189,390	$49,863	26.3%
International and Other	44,769	39,437	5,332	13.5
Inter-segment eliminations	(9,687)	(9,548)	(139)	1.5
Total	$274,335	$219,279	$55,056	25.1%
Percentage of revenues, net	36.0%	33.5%
National Networks
The increase in the National Networks segment is attributable to increased program rights expense of $44,338 and an increase of $5,525 for programming related costs. The increase in program rights expense is due to our increased investment in scripted original series primarily at AMC and Sundance Channel and includes write-offs of $6,689 based on management's assessment of programming usefulness, primarily at Sundance Channel as we prepare our programming schedule for the transition to a traditional advertising model in the fourth quarter of 2013. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase in 2013 over the prior year comparable period.
International and Other
The increase in the International and Other segment is primarily due to an increase of $4,909 primarily related to higher content acquisition costs at IFC Films.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $18,331 to $208,431 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The net change by segment was as follows:

	Six Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$176,404	$157,670	$18,734	11.9%
International and Other	32,172	32,635	(463)	(1.4)
Inter-segment eliminations	(145)	(205)	60	(29.3)
Total	$208,431	$190,100	$18,331	9.6%
Percentage of revenues, net	27.4%	29.1%
National Networks
The increase in the National Networks segment is primarily attributable to increased advertising sales related expenses of $8,304 and general and administration expenses of $7,294 primarily due to an increase in corporate allocations of $3,179 and share-based compensation expense and expenses relating to long-term incentive compensation of $3,580. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

Depreciation and amortization
Depreciation and amortization decreased $12,465 to $36,653 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The net change by segment was as follows:

	Six Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$28,374	$41,832	$(13,458)	(32.2)%
International and Other	8,279	7,286	993	13.6
	$36,653	$49,118	$(12,465)	(25.4)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense at Sundance Channel and at AMC as certain intangible assets became fully amortized in the second and third quarters of 2012.
Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 results in a gain of $132,944 for the six months ended June 30, 2013 included in the International and Other segment. See the income tax expense discussion below for the increase in income taxes paid, net in connection with this litigation settlement.
AOCF
AOCF increased $35,544 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The net change by segment was as follows:

	Six Months Ended June 30,
	2013	2012	$ change	% change
National Networks	$305,328	$268,995	$36,333	13.5%
International and Other	(18,739)	(17,621)	(1,118)	6.3
Inter-segment eliminations	1,869	1,540	329	21.4
AOCF	$288,458	$252,914	$35,544	14.1%
National Networks AOCF increased due to an increase in revenues, net of $103,627 partially offset by an increase in technical and operating expenses of $49,863 resulting primarily from an increase in program rights expense which includes program write-offs of $6,689 and an increase in selling and administrative expenses of $17,431. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit increased due primarily to an increase in programming rights expense at IFC Films, partially offset by an increase in revenues, net of $3,597.
Interest expense, net
The decrease in interest expense, net of $2,306 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was attributable to the following:

Interest rate swap contracts	$(1,967)
Increase in interest income	(215)
Other	(124)
$(2,306)

Income tax expense
For the six months ended June 30, 2013, income tax expense attributable to continuing operations was $120,499, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $6,709 and tax expense of $2,334 resulting from an increase in the valuation allowance with regard to foreign tax credit carry forwards. We expect our effective tax rate to be approximately 38% for the full year of 2013.
In addition, income taxes paid, net increased by $98,354 to $111,889 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Approximately $59,000 of such increase was a result of the VOOM HD Settlement Agreement and the DISH Network Proceeds Allocation Agreement, which increased tax payments (in the first quarter) by $81,000 and reduced tax payments (in the second quarter) by $22,000, respectively. The remaining increase was due primarily to the utilization of our net operating loss carry forward in 2012 and the increase in operating income in 2013. We expect our remaining estimated tax payments for 2013 to be reduced by approximately $40,000 as a result of the DISH Network Proceeds Allocation Agreement.
For the six months ended June 30, 2012, income tax expense attributable to continuing operations was $50,868, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $3,064, tax expense of $1,630 related to uncertain tax positions, including accrued interest, partially offset by a tax benefit of $1,800 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.
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
Our revolving credit facility remains undrawn at June 30, 2013. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
We may request an increase in the term loan A facility and/or revolving credit facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined in the credit facility, to exceed 4.75:1. As of June 30, 2013, the Company does not have any commitments for an incremental facility.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2013.

Cash Flow Discussion
The following table is a summary of cash flows (used in) provided by continuing operations and discontinued operations for the six months ended June 30:

	2013	2012
Continuing operations:
Cash flow (used in) provided by operating activities	$(140,522)	$165,604
Cash flow used in investing activities	(13,013)	(7,454)
Cash flow used in financing activities	(8,798)	(66,375)
Net (decrease) increase in cash from continuing operations	(162,333)	91,775
Discontinued operations:
Net increase in cash from discontinued operations	$—	$192
Continuing Operations
Operating Activities
Net cash (used in) provided by operating activities amounted to $(140,522) for the six months ended June 30, 2013 as compared to $165,604 for the six months ended June 30, 2012. The June 30, 2013 net cash used in operating activities resulted from $586,842 of net income before depreciation and amortization, amortization of program rights and other non-cash items which was more than offset by a net decrease in deferred revenue and deferred litigation settlement proceeds of $318,806 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussed above), payments for program rights of $241,658, a decrease in income taxes payable of $113,025, a decrease in accounts payable, accrued expenses and other liabilities of $20,094, an increase in accounts receivable, trade of $15,278, as well as a net increase in other net assets of $18,503.
Cash flows from operating activities for the six months ended June 30, 2013 is not necessarily indicative of what we expect for the remainder of 2013 due to various factors, including the timing of our cash investments in our original programming and the timing of income tax payments.
Net cash provided by operating activities for the six months ended June 30, 2012 resulted from $333,873 of net income before depreciation and amortization, amortization of program rights and other non-cash items and an increase in deferred revenue of $8,978 partially offset by a net increase in other net assets of $10,312 and a decrease in cash resulting from payments for program rights of $166,935.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $13,013 and $7,454, respectively, which consisted primarily of capital expenditures of $13,670 and $6,619 for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures for the six months ended June 30, 2013 are primarily for the purchase of information technology hardware and software.
Financing Activities
Net cash used in financing activities amounted to $8,798 for the six months ended June 30, 2013 as compared to $66,375 for the six months ended June 30, 2012. For the six months ended June 30, 2013, financing activities consisted of treasury stock acquired from the acquisition of restricted shares of $11,950, principal payments on capital leases of $760 and payments for financing costs of $532 partially offset by proceeds from stock option exercises of $1,551 and the excess tax benefits from share-based compensation arrangements of $2,893.
Net cash used in financing activities amounted to $66,375 for the six months ended June 30, 2012. For the six months ended June 30, 2012, financing activities consisted of repayments of credit facility debt of $52,975, treasury stock acquired from acquisition of restricted shares of $15,988, principal payments on capital leases of $690 and payments for financing costs of $211, partially offset by proceeds from stock option exercises of $1,997 and excess tax benefits from share-based compensation arrangements of $1,492.
Contractual Obligations
As of June 30, 2013, our contractual obligations not reflected on the consolidated balance sheet decreased approximately $76,300 to approximately $329,500 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2012 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2012 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2012.
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
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective in the first quarter of 2014 and early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2013, the fair value of our fixed rate debt of $1,343,750 was more than its carrying value of $1,277,895 by $65,855. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2013 would increase the estimated fair value of our fixed rate debt by approximately $66,600 to approximately $1,410,300.
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
As of June 30, 2013, we had $2,154,692 of debt outstanding (excluding capital leases), of which $876,797 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2013, we had interest rate swap contracts outstanding with notional amounts aggregating $817,625. The aggregate fair value of interest rate swap contracts at June 30, 2013 was a liability of $15,229 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 97% of the Company’s debt (excluding capital leases) as of June 30, 2013 is effectively fixed (59% being fixed rate obligations and 38% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss consists of $5,859 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At June 30, 2013, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2013 would not have a material impact on our annual interest expense.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMC Networks Inc.

Date:	August 8, 2013	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer