Form 10-Q
period 2013-09-30
AMC Networks Inc.
filed 2013-11-07
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of November 1, 2013:

Class A Common Stock par value $0.01 per share	60,796,936
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$509,676	$610,970
Accounts receivable, trade (less allowance for doubtful accounts of $1,398 and $1,378)	317,140	299,792
Amounts due from related parties, net	3,912	7,686
Current portion of program rights, net	315,219	289,644
Prepaid expenses and other current assets	40,115	17,032
Deferred tax asset, net	18,558	121,403
Total current assets	1,204,620	1,346,527
Property and equipment, net of accumulated depreciation of $164,349 and $147,084	68,371	70,890
Program rights, net	843,208	751,119
Amounts due from related parties, net	2,174	3,193
Deferred carriage fees, net	46,705	41,459
Intangible assets, net	212,002	241,183
Goodwill	77,387	79,305
Other assets	70,320	62,543
Total assets	$2,524,787	$2,596,219
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$61,327	$59,077
Accrued liabilities	101,789	232,462
Amounts due to related parties, net	—	1,110
Current portion of program rights obligations	217,866	157,584
Deferred litigation settlement proceeds	—	307,944
Deferred revenue	31,699	53,116
Current portion of capital lease obligations	1,676	1,558
Total current liabilities	414,357	812,851
Program rights obligations	403,673	390,715
Long-term debt	2,155,405	2,153,315
Capital lease obligations	12,832	14,104
Deferred tax liability, net	70,825	29,141
Other liabilities	79,625	78,445
Total liabilities	3,136,717	3,478,571
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,689,396 and 61,247,043 shares issued and 60,797,700 and 60,591,030 shares outstanding, respectively	617	612
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 and 11,784,408 shares issued and outstanding, respectively	115	118
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	59,389	36,454
Accumulated deficit	(638,065)	(893,424)
Treasury stock, at cost (891,696 and 656,013 shares Class A Common Stock, respectively)	(29,666)	(17,666)
Accumulated other comprehensive loss	(5,005)	(8,446)
Total AMC Networks stockholders’ deficiency	(612,615)	(882,352)
Noncontrolling interests	685	—
Total stockholders’ deficiency	(611,930)	(882,352)
Total liabilities and stockholders’ deficiency	$2,524,787	$2,596,219
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from related parties of $7,545, $8,106, $23,813, and $24,281, respectively)	$395,328	$332,056	$1,156,611	$985,865
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $14, $155, $324 and $465, respectively)	157,054	129,627	431,389	348,906
Selling, general and administrative (including charges (credits) from related parties of $510, $(1,174), $2,732 and $1,930, respectively)	105,952	97,202	314,383	287,302
Restructuring credit	—	—	—	(3)
Depreciation and amortization	9,935	18,368	46,588	67,486
Litigation settlement gain	—	—	(132,944)	—
	272,941	245,197	659,416	703,691
Operating income	122,387	86,859	497,195	282,174
Other income (expense):
Interest expense	(29,765)	(29,962)	(86,902)	(89,190)
Interest income	177	100	599	307
Write-off of deferred financing costs	—	(334)	—	(646)
Miscellaneous, net	(65)	1	(411)	(631)
	(29,653)	(30,195)	(86,714)	(90,160)
Income from continuing operations before income taxes	92,734	56,664	410,481	192,014
Income tax expense	(34,784)	(20,121)	(155,283)	(70,989)
Income from continuing operations	57,950	36,543	255,198	121,025
Income from discontinued operations, net of income taxes	—	105	—	314
Net income including noncontrolling interests	57,950	36,648	255,198	121,339
Net loss attributable to noncontrolling interests	161	—	161	—
Net income attributable to AMC Networks’ stockholders	$58,111	$36,648	$255,359	$121,339

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.81	$0.52	$3.57	$1.72
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.81	$0.52	$3.57	$1.73

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.80	$0.51	$3.51	$1.68
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.80	$0.51	$3.51	$1.68

Weighted average common shares:
Basic weighted average common shares	71,650	70,506	71,504	70,286
Diluted weighted average common shares	72,755	72,265	72,660	72,194
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$57,950	$36,648	$255,198	$121,339
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,341	(890)	5,453	(5,338)
Other comprehensive income (loss), before income taxes	1,341	(890)	5,453	(5,338)
Income tax (expense) benefit	(487)	329	(2,012)	1,975
Other comprehensive income (loss), net of income taxes	854	(561)	3,441	(3,363)
Comprehensive income	58,804	36,087	258,639	117,976
Comprehensive loss attributable to noncontrolling interests	161	—	161	—
Comprehensive income attributable to AMC Networks’ stockholders	$58,965	$36,087	$258,800	$117,976
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$255,198	$121,025
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	46,588	67,486
Share-based compensation expense related to equity classified awards	15,049	12,846
Amortization and write-off of program rights	313,140	234,894
Amortization of deferred carriage fees	7,793	6,550
Unrealized gain on derivative contracts, net	(2,602)	—
Amortization and write-off of deferred financing costs and discounts on indebtedness	5,544	7,064
Provision for (recovery of) doubtful accounts	1,478	(635)
Deferred income taxes	144,228	29,645
Excess tax benefits from share-based compensation arrangements	(4,920)	(7,259)
Other, net	(1,394)	(99)
Changes in assets and liabilities:
Accounts receivable, trade	(18,523)	32,550
Amounts due from/to related parties, net	2,817	(6,203)
Prepaid expenses and other assets	(31,674)	(19,470)
Program rights and obligations, net	(358,129)	(283,566)
Income taxes payable	(112,341)	8,721
Deferred revenue and deferred litigation settlement proceeds	(329,358)	9,122
Deferred carriage fees and deferred carriage fees payable, net	(10,472)	(434)
Accounts payable, accrued expenses and other liabilities	3,517	11,765
Net cash (used in) provided by operating activities	(74,061)	224,002
Cash flows from investing activities:
Capital expenditures	(18,336)	(13,673)
Acquisition of investment securities	(2,500)	(750)
Payment for acquisition of a business	—	(185)
Proceeds from sale of equipment, net of costs of disposal	—	100
Proceeds from insurance settlements	657	—
Net cash used in investing activities	(20,179)	(14,508)
Cash flows from financing activities:
Repayment of long-term debt	—	(104,463)
Payments for financing costs	(542)	(393)
Purchase of treasury stock	(12,000)	(15,989)
Proceeds from stock option exercises	1,722	2,074
Excess tax benefits from share-based compensation arrangements	4,920	7,259
Principal payments on capital lease obligations	(1,154)	(1,047)
Net cash used in financing activities	(7,054)	(112,559)
Net (decrease) increase in cash and cash equivalents from continuing operations	(101,294)	96,935
Cash flows from discontinued operations:
Net cash provided by operating activities	—	481
Net increase in cash and cash equivalents from discontinued operations	—	481
Cash and cash equivalents at beginning of period	610,970	215,836
Cash and cash equivalents at end of period	$509,676	$313,252

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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two reportable segments:

•
National Networks: Principally includes four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”); and

•
International and Other: Principally includes AMC/Sundance Channel Global, the Company’s international programming business; IFC Films, the Company’s independent film distribution business; AMC Networks Broadcasting & Technology, the Company’s network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed in Europe, Asia and Latin America and WE tv is distributed in Asia. The International and Other reportable segment also includes VOOM HD Holdings LLC (“VOOM HD”).

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
Basis of Presentation
Principles of Consolidation
These unaudited consolidated financial statements include the accounts of AMC Networks and its majority-owned subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances have been eliminated in consolidation.
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
The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Concentration of Credit Risk
As of September 30, 2013, one customer accounted for 18% of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets).
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2012 consists of receipts related to the sale of the Lifeskool and Sportskool video-on-demand services in September and October 2008, respectively, which were recorded under the installment sales method.
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective January 1, 2013 (see Note 13).
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Otherwise, the quantitative impairment test is not required. The Company adopted ASU 2012-02 effective January 1, 2013. For the annual impairment test as of the end of February 2013, the Company decided to bypass the qualitative approach allowable under this guidance and performed a quantitative assessment of its identifiable indefinite-lived intangible assets (see Note 3).
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
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on the Company's consolidated financial statements.

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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	71,650,000	70,506,000	71,504,000	70,286,000
Effect of dilution:
Stock options	263,000	821,000	297,000	847,000
Restricted shares/units	842,000	938,000	859,000	1,061,000
Diluted weighted average shares outstanding	72,755,000	72,265,000	72,660,000	72,194,000
Approximately 80,000 restricted shares/units for the three and nine months ended September 30, 2013 and approximately 231,000 restricted shares/units for the three and nine months ended September 30, 2012 have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards had not yet been satisfied in each of the respective periods.
Note 3. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by reporting unit and reportable segment is as follows:

	September 30, 2013	December 31, 2012
Reporting Unit and Segment
AMC	$34,251	$34,251
WE tv	5,214	5,214
IFC	13,582	13,582
Sundance Channel	23,144	25,062
Total National Networks	76,191	78,109
AMC Networks Broadcasting & Technology	1,196	1,196
Total International and Other	1,196	1,196
	$77,387	$79,305
The reduction of $1,918 in the carrying amount of goodwill for Sundance Channel is due to the realization of a tax benefit for the amortization of "second component" goodwill. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the Sundance Channel acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	September 30, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate relationships	$243,600	$(51,535)	$192,065
Other amortizable intangible assets	644	(607)	37
Total amortizable intangible assets	244,244	(52,142)	192,102
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$264,144	$(52,142)	$212,002

	December 31, 2012
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliation agreements and affiliate relationships	$840,757	$(623,621)	$217,136
Advertiser relationships	74,248	(70,226)	4,022
Other amortizable intangible assets	644	(519)	125
Total amortizable intangible assets	915,649	(694,366)	221,283
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$935,549	$(694,366)	$241,183
The gross asset and accumulated amortization amounts related to fully amortized affiliation agreements and advertiser relationships of $597,157 and $74,248, respectively, were removed from the intangible assets balance as of September 30, 2013.
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2013 and 2012 was $29,182 and $51,967, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

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
Based on the Company's annual impairment test for identifiable indefinite-lived intangible assets as of the end of February 2013, no impairment charge was required. The Company’s indefinite-lived intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Note 4. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Interest	$21,744	$28,250
Employee related costs	66,072	75,620
Income taxes payable	—	116,740
Other accrued expenses	13,973	11,852
Total accrued liabilities	$101,789	$232,462

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 5. Debt
Long-term debt consists of:

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility: (a)
Term loan A facility	$880,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,180,000	2,180,000
Unamortized discount	(24,595)	(26,685)
Long-term debt, net	$2,155,405	$2,153,315

(a)	The Company’s $500,000 revolving credit facility remains undrawn at September 30, 2013. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Note 6. Fair Value Measurement
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At September 30, 2013:
Assets:
Cash equivalents	$338,009	$—	$—	$338,009
Liabilities:
Interest rate swap contracts	$—	$14,082	$—	$14,082

At December 31, 2012:
Assets:
Cash equivalents	$487,900	$—	$—	$487,900
Liabilities:
Interest rate swap contracts	$—	$22,137	$—	$22,137
The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts (discussed in Note 7) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	September 30, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$877,024	$874,940
7.75% Notes due July 2021	688,223	778,750
4.75% Notes due December 2022	590,158	561,000
	$2,155,405	$2,214,690

	December 31, 2012
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$876,358	$876,154
7.75% Notes due July 2021	687,423	801,500
4.75% Notes due December 2022	589,534	603,000
	$2,153,315	$2,280,654
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
Note 7. Derivative Financial Instruments
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
As of September 30, 2013, the Company had interest rate swap contracts outstanding with notional amounts aggregating $721,438, which consists of interest rate swap contracts with notional amounts of $521,438 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At September 30, 2013, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$7,945	$13,398
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	6,137	8,739
Total derivatives		$14,082	$22,137
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(509)	$(3,618)	Interest expense	$(1,850)	$(2,728)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(221)	$(12,346)	Interest expense	$(5,674)	$(7,008)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2013 and 2012.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(847)	$—	$663	$—
Note 8. Income Taxes
For the three and nine months ended September 30, 2013, income tax expense attributable to continuing operations was $34,784 and $155,283, respectively, representing an effective tax rate of 37% and 38%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,083 and $7,792, for the three and nine months ended September 30, 2013, respectively, tax expense resulting from an increase in the valuation allowance with regard to certain foreign and local income tax credit carry forwards of $1,784 and $4,172 for the three and nine months ended September 30, 2013, respectively, and tax expense of $11,204 and $11,237 relating to uncertain tax positions, including accrued interest for the three and nine months ended September 30, 2013, respectively.
For the three and nine months ended September 30, 2012, income tax expense attributable to continuing operations was $20,121 and $70,989, respectively, representing an effective tax rate of 36% and 37%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $1,147 and $4,210, for the three and nine months ended September 30, 2012, respectively, and tax expense related to uncertain tax positions, including accrued interest of $1,544, for the nine months ended September 30, 2012, partially offset by a tax benefit resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards of $570 and $2,370, for the three and nine months ended September 30, 2012, respectively.
At September 30, 2013, the Company had foreign tax credit carry forwards of approximately $22,000, expiring on various dates from 2014 through 2023. For the nine months ended September 30, 2013, excess tax benefits of $4,920 relating to share-based compensation awards and $1,210 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
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
Note 9. Commitments
As of September 30, 2013, the Company’s contractual obligations not reflected on the Company’s consolidated balance sheet decreased approximately $96,700 to approximately $309,100 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.
Note 10. Equity Plans
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

During the nine months ended September 30, 2013, 496,313 restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 202,377 of these shares, with an aggregate value of $12,000, were surrendered to the Company. These acquired shares, as well as 33,306 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2013 was $5,108 and $15,049, respectively and $4,362 and $12,846 for the three and nine months ended September 30, 2012, respectively.
As of September 30, 2013, there was $30,650 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.9 years.
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $7,545 and $23,813 for the three and nine months ended September 30, 2013, respectively. Revenues, net from related parties amounted to $8,106 and $24,281 for the three and nine months ended September 30, 2012, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $14 and $324 for the three and nine months ended September 30, 2013, respectively and $155 and $465 for the three and nine months ended September 30, 2012, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $510 and $2,732 for the three and nine months ended September 30, 2013, respectively. Selling, general and administrative expenses (credits) with its related parties amounted to $(1,174) and $1,930 for the three and nine months ended September 30, 2012, respectively. Amounts charged to the Company for the three and nine months ended September 30, 2012 are net of shared legal fees charged to Cablevision associated with the DISH Network contract dispute, discussed below.
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
Note 12. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Nine Months Ended September 30,
	2013	2012
Non-Cash Investing and Financing Activities:
Continuing Operations:
Deemed capital distribution related to the utilization of Cablevision tax losses	$—	$(1,448)
Deemed capital distribution, net related to adjustments to the liability for uncertain tax positions and net deferred tax assets as a result of the Distribution	—	(1,148)
Leasehold improvements paid by landlord	—	2,071
Increase in capital lease assets	865	—
Increase in capital lease obligations and related assets	—	1,399
Capital expenditures incurred but not yet paid	953	—
Supplemental Data:
Cash interest paid — continuing operations	90,456	99,193
Income taxes paid, net — continuing operations	123,829	19,892

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 13. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

Nine Months Ended September 30, 2013
Balance as of December 31, 2012	$(8,446)
Gains and Losses on Cash Flow Hedges:
Other comprehensive loss before reclassifications	(221)
Amounts reclassified from accumulated other comprehensive loss to interest expense	5,674
Net current-period other comprehensive income, before income taxes	5,453
Income tax expense	(2,012)
Net current-period other comprehensive income, net of income taxes	3,441
Balance as of September 30, 2013	$(5,005)
Note 14. Segment Information
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$146,467	$—	$—	$146,467
Distribution	221,473	31,323	(3,935)	248,861
Consolidated revenues, net	$367,940	$31,323	$(3,935)	$395,328
Adjusted operating cash flow (deficit)	$144,943	$(8,513)	$1,000	$137,430
Depreciation and amortization	(5,597)	(4,338)	—	(9,935)
Share-based compensation expense	(4,076)	(1,032)	—	(5,108)
Operating income (loss)	$135,270	$(13,883)	$1,000	$122,387

	Three Months Ended September 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$107,453	$5	$—	$107,458
Distribution	198,775	29,302	(3,479)	224,598
Consolidated revenues, net	$306,228	$29,307	$(3,479)	$332,056
Adjusted operating cash flow (deficit)	$116,440	$(8,117)	$1,266	$109,589
Depreciation and amortization	(14,449)	(3,919)	—	(18,368)
Share-based compensation expense	(3,463)	(899)	—	(4,362)
Operating income (loss)	$98,528	$(12,935)	$1,266	$86,859

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$457,670	$—	$—	$457,670
Distribution	623,304	87,535	(11,898)	698,941
Consolidated revenues, net	$1,080,974	$87,535	$(11,898)	$1,156,611
Adjusted operating cash flow (deficit)	$450,271	$(27,252)	$2,869	$425,888
Depreciation and amortization	(33,971)	(12,617)	—	(46,588)
Share-based compensation expense	(12,027)	(3,022)	—	(15,049)
Litigation settlement gain	—	132,944	—	132,944
Operating income	$404,273	$90,053	$2,869	$497,195
Capital expenditures	$3,917	$14,419	$—	$18,336

	Nine Months Ended September 30, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$366,218	$15	$—	$366,233
Distribution	549,417	81,907	(11,692)	619,632
Consolidated revenues, net	$915,635	$81,922	$(11,692)	$985,865
Adjusted operating cash flow (deficit)	$385,435	$(25,738)	$2,806	$362,503
Depreciation and amortization	(56,281)	(11,205)	—	(67,486)
Share-based compensation expense	(10,111)	(2,735)	—	(12,846)
Restructuring credit	—	3	—	3
Operating income (loss)	$319,043	$(39,675)	$2,806	$282,174
Capital expenditures	$4,271	$9,402	$—	$13,673
Inter-segment eliminations are primarily revenues recognized by the International and Other segment for transmission revenues recognized by AMC Networks Broadcasting & Technology.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Inter-segment revenues
National Networks	$—	$(6)	$(184)	$(510)
International and Other	(3,935)	(3,473)	(11,714)	(11,182)
	$(3,935)	$(3,479)	$(11,898)	$(11,692)
Substantially all revenues and assets of the Company are attributed to or located in the U.S.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 15. Other Matters
On October 28, 2013, the Company and certain of its subsidiaries reached a definitive agreement to acquire substantially all of Chellomedia, the international content division of Liberty Global plc (“Liberty”) for €750 million (approximately $1.035 billion USD) (the “Acquisition”). The Acquisition will provide the Company with an extensive array of television channels that are distributed in 138 countries.
The purchase price is subject to adjustments for working capital, cash and indebtedness acquired. In connection with the Acquisition, the Company has obtained a bank commitment letter from Bank of America, N.A. agreeing to provide financing of up to $600 million to fund the portion of the purchase price that is not being funded with cash on hand.
The transaction is expected to close in the first quarter of 2014, subject to closing conditions customary for a transaction of this nature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;

•	market demand for our programming services and our programming;

•	demand for advertising inventory;

•
the demand for our programming among cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”), platforms operated by telecommunications providers and digital and home video distributors (we refer to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”) and our ability to maintain and renew affiliation agreements with multichannel video programming distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and independent film distribution business;

•	market demand for our services internationally and for our independent film distribution business, and our ability to profitably provide those services;

•	the security of our program rights and other electronic data;

•	the loss of any of our key personnel and artistic talent;

•	the highly competitive nature of the cable programming industry;

•	changes in both domestic and foreign laws or regulations under which we operate;

•	general economic conditions in the areas in which we operate;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	the level of our expenses;

•	the level of our capital expenditures;

•	future acquisitions and dispositions of assets;

•	the outcome of litigation and other proceedings;

•	whether pending uncompleted transactions, including the Chellomedia transaction discussed herein, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein; and

•	the factors described under Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).
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
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2013, as well as an analysis of our cash flows for the nine months ended September 30, 2013 and 2012. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2013 and December 31, 2012.
Critical Accounting Policies and Estimates. This section provides (i) an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2012 and (ii) the results of our annual impairment test of goodwill and identifiable indefinite-lived intangible assets performed as of the end of February 2013, including a discussion of the critical estimates inherent in assessing the recoverability of goodwill and identifiable indefinite-lived intangible assets.
Business Overview
We manage our business through the following two reportable segments:

•
National Networks: Principally includes our four nationally distributed programming networks: AMC, WE tv, IFC and Sundance Channel. These programming networks are distributed throughout the United States via multichannel video programming distributors;

•
International and Other: Principally includes AMC/Sundance Channel Global, our international programming business; IFC Films, our independent film distribution business; AMC Networks Broadcasting & Technology, our network technical services business, which primarily services the programming networks of the Company; and various developing online content distribution initiatives. AMC and Sundance Channel are distributed in Canada, Sundance Channel is also distributed in Europe, Asia and Latin America and WE tv is distributed in Asia. The International and Other reportable segment also includes VOOM HD.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net
National Networks	$367,940	$306,228	$1,080,974	$915,635
International and Other	31,323	29,307	87,535	81,922
Inter-segment eliminations	(3,935)	(3,479)	(11,898)	(11,692)
Consolidated revenues, net	$395,328	$332,056	$1,156,611	$985,865
Operating income (loss)
National Networks	$135,270	$98,528	$404,273	$319,043
International and Other (a)	(13,883)	(12,935)	90,053	(39,675)
Inter-segment eliminations	1,000	1,266	2,869	2,806
Consolidated operating income	$122,387	$86,859	$497,195	$282,174
AOCF (deficit)
National Networks	$144,943	$116,440	$450,271	$385,435
International and Other	(8,513)	(8,117)	(27,252)	(25,738)
Inter-segment eliminations	1,000	1,266	2,869	2,806
Consolidated AOCF	$137,430	$109,589	$425,888	$362,503
(a) Amounts for the nine months ended September 30, 2013 include the litigation settlement gain recorded in connection with the settlement with DISH Network. See DISH Network discussion below.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income	$122,387	$86,859	$497,195	$282,174
Share-based compensation expense	5,108	4,362	15,049	12,846
Depreciation and amortization	9,935	18,368	46,588	67,486
Litigation settlement gain	—	—	(132,944)	—
Restructuring credit	—	—	—	(3)
AOCF	$137,430	$109,589	$425,888	$362,503

National Networks
In our National Networks segment, which accounted for 93% of our consolidated revenues for the nine months ended September 30, 2013, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as “viewing subscribers.” The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability and distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of September 30, 2013, our national programming networks had approximately 1,000 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. All of our National Networks, including Sundance Channel beginning in September 2013, use a traditional advertising sales model. Prior to September 2013, Sundance Channel principally sold sponsorships.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series, primarily on AMC, the majority of which have been commercially successful. These successful series have resulted in higher audience ratings for our networks. Historically, in periods when we air original programming, our ratings have increased. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming and marketing across all of our channels. During 2012, AMC aired five scripted original series and during 2013, AMC has aired six scripted original series. Additionally, in 2013 we have increased our investment in scripted original series at certain of our other National Networks.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $9,283 and $8,323 were recorded for the nine months ended September 30, 2013 and 2012, respectively.
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
We view our international expansion as an important long-term strategy. While our current international operations represent only a small percentage of our consolidated financial results, on October 28, 2013, we announced that we reached a definitive agreement to acquire substantially all of Chellomedia, Liberty Global plc’s international content division. The acquisition will provide us with an extensive array of television channels that are distributed in 138 countries.
We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory. (See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally.” in our 2012 Form 10-K.)
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

Consolidated Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$395,328	100.0%	$332,056	100.0%	$63,272	19.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	157,054	39.7	129,627	39.0	27,427	21.2
Selling, general and administrative	105,952	26.8	97,202	29.3	8,750	9.0
Depreciation and amortization	9,935	2.5	18,368	5.5	(8,433)	(45.9)
Total operating expenses	272,941	69.0	245,197	73.8	27,744	11.3
Operating income	122,387	31.0	86,859	26.2	35,528	40.9
Other income (expense):
Interest expense, net	(29,588)	(7.5)	(29,862)	(9.0)	274	(0.9)
Miscellaneous, net	(65)	—	(333)	(0.1)	268	(80.5)
Total other income (expense)	(29,653)	(7.5)	(30,195)	(9.1)	542	(1.8)
Income from continuing operations before income taxes	92,734	23.5	56,664	17.1	36,070	63.7
Income tax expense	(34,784)	(8.8)	(20,121)	(6.1)	(14,663)	72.9
Income from continuing operations	57,950	14.7	36,543	11.0	21,407	58.6
Income from discontinued operations, net of income taxes	—	—	105	—	(105)	(100.0)
Net income including noncontrolling interests	57,950	14.7%	36,648	11.0%	21,302	58.1%
Net loss attributable to noncontrolling interests	161	—%	—	—%	161	n/m
Net income attributable to AMC Networks’ stockholders	$58,111	14.7%	$36,648	11.0%	$21,463	58.6%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended September 30,
	2013	2012	$ change	% change
Operating income	$122,387	$86,859	$35,528	40.9%
Share-based compensation expense	5,108	4,362	746	17.1
Depreciation and amortization	9,935	18,368	(8,433)	(45.9)
Consolidated AOCF	$137,430	$109,589	$27,841	25.4%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$367,940	100.0%	$306,228	100.0%	$61,712	20.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	139,335	37.9	115,366	37.7	23,969	20.8
Selling, general and administrative	87,738	23.8	77,885	25.4	9,853	12.7
Depreciation and amortization	5,597	1.5	14,449	4.7	(8,852)	(61.3)
Operating income	$135,270	36.8%	$98,528	32.2%	$36,742	37.3%
Share-based compensation expense	4,076	1.1%	3,463	1.1%	613	17.7%
Depreciation and amortization	5,597	1.5%	14,449	4.7%	(8,852)	(61.3)%
AOCF	$144,943	39.4%	$116,440	38.0%	$28,503	24.5%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$31,323	100.0%	$29,307	100.0%	$2,016	6.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	22,561	72.0	18,944	64.6	3,617	19.1
Selling, general and administrative	18,307	58.4	19,379	66.1	(1,072)	(5.5)
Depreciation and amortization	4,338	13.8	3,919	13.4	419	10.7
Operating loss	$(13,883)	(44.3)%	$(12,935)	(44.1)%	$(948)	7.3%
Share-based compensation expense	1,032	3.3%	899	3.1%	133	14.8%
Depreciation and amortization	4,338	13.8%	3,919	13.4%	419	10.7%
AOCF deficit	$(8,513)	(27.2)%	$(8,117)	(27.7)%	$(396)	4.9%

Revenues, net
Revenues, net increased $63,272 to $395,328 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The net change by segment was as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$367,940	93.1%	$306,228	92.2%	$61,712	20.2%
International and Other	31,323	7.9	29,307	8.8	2,016	6.9
Inter-segment eliminations	(3,935)	(1.0)	(3,479)	(1.0)	(456)	13.1
Consolidated revenues, net	$395,328	100.0%	$332,056	100.0%	$63,272	19.1%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$146,467	39.8%	$107,453	35.1%	$39,014	36.3%
Distribution	221,473	60.2	198,775	64.9	22,698	11.4
	$367,940	100.0%	$306,228	100.0%	$61,712	20.2%

•
Advertising revenues increased $39,014 primarily at AMC, and to a lesser extent, WE tv and IFC. This increase resulted from higher pricing per unit sold due to an increased demand by advertisers based on the popularity of our programming as measured by Nielsen and an increased number of original programming series that aired on AMC as compared to the three months ended September 30, 2012. This increase was also impacted by a decrease in advertising revenues for the three months ended September 30, 2012 associated with the temporary DISH Network carriage termination of all of our networks during the same period; and

•
Distribution revenues increased $22,698 principally due to an increase of $22,411 in affiliation fee revenue resulting from an increase in subscribers (see discussion below). Digital, licensing and home video distribution revenues derived from our original programming remained relatively consistent with prior year. As previously discussed, distribution revenues may vary based on the timing of availability of our programming to distributors.

The following table presents certain subscriber information at September 30, 2013, June 30, 2013 and September 30, 2012:

	Estimated Domestic Subscribers (1)
National Programming Networks:	September 30, 2013	June 30, 2013	September 30, 2012
AMC	99,000	98,300	84,300
WE tv	84,800	82,700	66,600
IFC	70,900	69,500	55,200
Sundance Channel	57,000	56,300	41,100
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.
The increase in AMC, WE tv, IFC and Sundance Channel subscribers as of September 30, 2013 as compared to September 30, 2012 principally reflects the impact of carriage being terminated by DISH Network on July 1, 2012 for AMC, WE tv and IFC and May 20, 2012 for Sundance Channel for which distribution of each network was resumed on October 21, 2012 as well as the impact of recent renewals of certain affiliation agreements.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$5	—%	$(5)	(100.0)%
Distribution	31,323	100.0	29,302	100.0	2,021	6.9
	$31,323	100.0%	$29,307	100.0%	$2,016	6.9%
Distribution revenues increased primarily due to increased foreign affiliation fee revenues of $2,430 from our international distribution, primarily for AMC in Canada and increased origination fee revenue of $522 at AMC Networks Broadcasting & Technology, partially offset by a decrease in revenues of $709 at IFC Films primarily due to lower performance of theatrical titles.
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
Technical and operating expense (excluding depreciation and amortization) increased $27,427 to $157,054 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The net change by segment was as follows:

	Three Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$139,335	$115,366	$23,969	20.8%
International and Other	22,561	18,944	3,617	19.1
Inter-segment eliminations	(4,842)	(4,683)	(159)	3.4
Total	$157,054	$129,627	$27,427	21.2%
Percentage of revenues, net	39.7%	39.0%
National Networks
The increase in the National Networks segment was attributable to increased program rights expense of $19,966 and an increase of $4,003 for programming related costs. The increase in program rights expense was due to our increased investment in scripted original series, primarily at AMC and includes write-offs of $2,594 based on management's assessment of programming usefulness. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase of $2,614 principally related to higher content acquisition costs at IFC Films and an increase of $1,026 at AMC/Sundance Channel Global related to program rights, transmission and programming related expense as we expand internationally.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $8,750 to $105,952 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The net change by segment was as follows:

	Three Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$87,738	$77,885	$9,853	12.7%
International and Other	18,307	19,379	(1,072)	(5.5)
Inter-segment eliminations	(93)	(62)	(31)	50.0
Total	$105,952	$97,202	$8,750	9.0%
Percentage of revenues, net	26.8%	29.3%
National Networks
The increase in the National Networks segment was primarily attributable to a net increase of $3,709 in marketing and advertising sales related expenses primarily at AMC due to the airing of a higher number of original programming series, partially offset by a decrease in marketing costs for subscriber retention marketing efforts associated with the DISH Network carriage termination which were incurred in the three months ended September 2012, increased general and administrative costs of $4,666 primarily due to higher corporate allocations, professional fees and employee related expenses and an increase of $1,478 in share-based compensation expense and expenses relating to long-term incentive compensation. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a decrease in legal fees and other related costs and expenses of $5,093 recorded in the three months ended September 30, 2012 in connection with the DISH Network contract dispute related to VOOM HD, partially offset by an increase in administrative expenses of $3,813 principally for acquisition related professional fees.
Depreciation and amortization
Depreciation and amortization decreased $8,433 to $9,935 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The net change by segment was as follows:

	Three Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$5,597	$14,449	$(8,852)	(61.3)%
International and Other	4,338	3,919	419	10.7
	$9,935	$18,368	$(8,433)	(45.9)%
The decrease in depreciation and amortization expense in the National Networks segment was attributable to a decrease in amortization expense of $8,880 primarily at AMC as certain intangible assets became fully amortized in the beginning of the third quarter of 2013.

AOCF
AOCF increased $27,841 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The net change by segment was as follows:

	Three Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$144,943	$116,440	$28,503	24.5%
International and Other	(8,513)	(8,117)	(396)	4.9
Inter-segment eliminations	1,000	1,266	(266)	(21.0)
AOCF	$137,430	$109,589	$27,841	25.4%
National Networks AOCF increased due to an increase in revenues, net of $61,712 partially offset by an increase in technical and operating expenses of $23,969 resulting primarily from an increase in program rights expense, an increase in marketing expense due to the increase in the number of original programming series and an increase in general and administrative expenses.
International and Other Networks AOCF deficit increased due to an increase in technical and operating expenses of $3,617 resulting primarily from an increase in program rights expense, partially offset by an increase in revenues, net of $2,016 and a decrease in general and administrative expenses.
Income tax expense
For the three months ended September 30, 2013, income tax expense attributable to continuing operations was $34,784, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,083, tax expense resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards of $1,784, and tax expense related to uncertain tax positions, including accrued interest of $11,204.
For the three months ended September 30, 2012, income tax expense attributable to continuing operations was $20,121, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,147, partially offset by a tax benefit of $570 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.

Consolidated Results of Operations
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,156,611	100.0%	$985,865	100.0%	$170,746	17.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	431,389	37.3	348,906	35.4	82,483	23.6
Selling, general and administrative	314,383	27.2	287,302	29.1	27,081	9.4
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	46,588	4.0	67,486	6.8	(20,898)	(31.0)
Litigation settlement gain	(132,944)	(11.5)	—	—	(132,944)	n/m
Total operating expenses	659,416	57.0	703,691	71.4	(44,275)	(6.3)
Operating income	497,195	43.0	282,174	28.6	215,021	76.2
Other income (expense):
Interest expense, net	(86,303)	(7.5)	(88,883)	(9.0)	2,580	(2.9)
Write-off of deferred financing costs	—	—	(646)	(0.1)	646	(100.0)
Miscellaneous, net	(411)	—	(631)	(0.1)	220	(34.9)
Total other income (expense)	(86,714)	(7.5)	(90,160)	(9.1)	3,446	(3.8)
Income from continuing operations before income taxes	410,481	35.5	192,014	19.5	218,467	113.8
Income tax expense	(155,283)	(13.4)	(70,989)	(7.2)	(84,294)	118.7
Income from continuing operations	255,198	22.1	121,025	12.3	134,173	110.9
Income from discontinued operations, net of income taxes	—	—	314	—	(314)	(100.0)
Net income including noncontrolling interests	255,198	22.1%	121,339	12.3%	133,859	110.3%
Net loss attributable to noncontrolling interests	161	—%	—	—%	161	n/m
Net income attributable to AMC Networks’ stockholders	$255,359	22.1%	$121,339	12.3%	$134,020	110.5%

The following is a reconciliation of our consolidated operating income to AOCF:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
Operating income	$497,195	$282,174	$215,021	76.2%
Share-based compensation expense	15,049	12,846	2,203	17.1
Depreciation and amortization	46,588	67,486	(20,898)	(31.0)
Litigation settlement gain	(132,944)	—	(132,944)	n/m
Restructuring credit	—	(3)	3	(100.0)
Consolidated AOCF	$425,888	$362,503	$63,385	17.5%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,080,974	100.0%	$915,635	100.0%	$165,339	18.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	378,588	35.0	304,756	33.3	73,832	24.2
Selling, general and administrative	264,142	24.4	235,555	25.7	28,587	12.1
Depreciation and amortization	33,971	3.1	56,281	6.1	(22,310)	(39.6)
Operating income	$404,273	37.4%	$319,043	34.8%	$85,230	26.7%
Share-based compensation expense	12,027	1.1%	10,111	1.1%	1,916	18.9%
Depreciation and amortization	33,971	3.1%	56,281	6.1%	(22,310)	(39.6)%
AOCF	$450,271	41.7%	$385,435	42.1%	$64,836	16.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$87,535	100.0%	$81,922	100.0%	$5,613	6.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	67,330	76.9	58,381	71.3	8,949	15.3
Selling, general and administrative	50,479	57.7	52,014	63.5	(1,535)	(3.0)
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	12,617	14.4	11,205	13.7	1,412	12.6
Litigation settlement gain	(132,944)	(151.9)	—	—	(132,944)	n/m
Operating income (loss)	$90,053	102.9%	$(39,675)	(48.4)%	$129,728	(327.0)%
Share-based compensation expense	3,022	3.5%	2,735	3.3%	287	10.5%
Depreciation and amortization	12,617	14.4%	11,205	13.7%	1,412	12.6%
Litigation settlement gain	(132,944)	(151.9)%	—	—%	(132,944)	n/m
Restructuring credit	—	—%	(3)	—%	3	(100.0)%
AOCF deficit	$(27,252)	(31.1)%	$(25,738)	(31.4)%	$(1,514)	5.9%

Revenues, net
Revenues, net increased $170,746 to $1,156,611 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The net change by segment was as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$1,080,974	93.5%	$915,635	92.9%	$165,339	18.1%
International and Other	87,535	7.6	81,922	8.3	5,613	6.9
Inter-segment eliminations	(11,898)	(1.0)	(11,692)	(1.2)	(206)	1.8
Consolidated revenues, net	$1,156,611	100.0%	$985,865	100.0%	$170,746	17.3%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$457,670	42.3%	$366,218	40.0%	$91,452	25.0%
Distribution	623,304	57.7	549,417	60.0	73,887	13.4
	$1,080,974	100.0%	$915,635	100.0%	$165,339	18.1%

•
Advertising revenues increased $91,452 primarily at AMC and, to a lesser extent, WE tv and IFC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead, and increased number of original programming series as compared to the number original programming series that aired on AMC during the nine months ended September 30, 2012. This increase was also impacted by a decrease in advertising revenues in the nine months ended September 30, 2012 associated with the temporary DISH Network carriage termination of all our networks for approximately four months in 2012. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter; and

•
Distribution revenues increased $73,887 due to an increase of $29,371 principally from digital, licensing and home video distribution revenues derived from our original programming, primarily at AMC and IFC. In addition, affiliation fee revenues increased due to an increase in subscribers during the nine months ended September 30, 2013 as compared to the same nine months ended September 30, 2012. As previously discussed, affiliation fee revenues and subscribers were negatively impacted in the nine months ended September 30, 2012 associated with the temporary DISH Network carriage termination of all our networks for approximately four months in 2012. Distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$15	—%	$(15)	(100.0)%
Distribution	87,535	100.0	81,907	100.0	5,628	6.9
	$87,535	100.0%	$81,922	100.0%	$5,613	6.9%
Distribution revenues increased primarily due to an increase in foreign affiliation fee revenues of $7,162 principally from our international distribution of AMC in Canada and, to a lesser extent, from our expanded distribution of Sundance Channel and WE tv channels in Europe and Asia and an increase in origination fee revenue at AMC Networks Broadcasting and Technology of $1,426. These increases were partially offset by a decrease in revenue of $3,067 at IFC Films primarily due to lower performance of theatrical titles.

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
Technical and operating expense (excluding depreciation and amortization) increased $82,483 to $431,389 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The net change by segment was as follows:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$378,588	$304,756	$73,832	24.2%
International and Other	67,330	58,381	8,949	15.3
Inter-segment eliminations	(14,529)	(14,231)	(298)	2.1
Total	$431,389	$348,906	$82,483	23.6%
Percentage of revenues, net	37.3%	35.4%
National Networks
The increase in the National Networks segment was attributable to increased program rights expense of $64,304 and an increase of $9,528 for programming related costs. The increase in program rights expense is due to our increased investment in scripted original series primarily at AMC and Sundance Channel and includes write-offs of $9,283 based on management's assessment of programming usefulness, primarily at Sundance Channel as we prepared our programming schedule for the transition to a traditional advertising model and to a lesser extent at IFC and AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase for the full year of 2013 over the prior year comparable period.
International and Other
The increase in the International and Other segment was primarily due to an increase of $6,309 related to higher content acquisition costs at IFC Films and an increase of $1,930 at AMC/Sundance Channel Global primarily related to program rights and programming related expenses as we expand internationally.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expenses increased $27,081 to $314,383 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The net change by segment was as follows:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$264,142	$235,555	$28,587	12.1%
International and Other	50,479	52,014	(1,535)	(3.0)
Inter-segment eliminations	(238)	(267)	29	(10.9)
Total	$314,383	$287,302	$27,081	9.4%
Percentage of revenues, net	27.2%	29.1%

National Networks
The increase in the National Networks segment was primarily attributable to increased advertising sales related expenses of $14,850 and general and administration expenses of $13,438 primarily due to an increase in corporate allocations of $5,819 and share-based compensation expense and expenses relating to long-term incentive compensation of $5,057. Marketing costs increased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily at AMC due to the airing of a higher number of original programming series; however, this amount was substantially offset by a decrease in marketing costs for subscriber retention marketing efforts incurred in the nine months ended September 30, 2012 associated with the DISH Network carriage termination for approximately four months in 2012. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a net decrease in general and administrative expenses due to a decrease in legal fees and other related costs and expenses of $5,622 incurred in the nine months ended September 30, 2012 in connection with the DISH Network contract dispute related to VOOM HD, partially offset by an increase in administrative expenses of $3,245 principally for acquisition related professional fees.
Depreciation and amortization
Depreciation and amortization decreased $20,898 to $46,588 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The net change by segment was as follows:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$33,971	$56,281	$(22,310)	(39.6)%
International and Other	12,617	11,205	1,412	12.6
	$46,588	$67,486	$(20,898)	(31.0)%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $22,785 principally at AMC and at Sundance Channel as certain intangible assets became fully amortized in the second quarter of 2012 (Sundance Channel) and in the third quarter of 2013 (AMC). The decrease in amortization expense was partially offset by an increase in depreciation expense of $475.
Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 results in a gain of $132,944 which is included in the International and Other segment results for the nine months ended September 30, 2013. See the income tax expense discussion below for the increase in income taxes paid, net in connection with this litigation settlement.
AOCF
AOCF increased $63,385 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The net change by segment was as follows:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
National Networks	$450,271	$385,435	$64,836	16.8%
International and Other	(27,252)	(25,738)	(1,514)	5.9
Inter-segment eliminations	2,869	2,806	63	2.2
AOCF	$425,888	$362,503	$63,385	17.5%
National Networks AOCF increased due to an increase in revenues, net of $165,339 partially offset by an increase in technical and operating expenses of $73,832 resulting primarily from an increase in program rights expense and an increase in selling and administrative expenses of $28,587. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit increased primarily due to an increase in technical and operating expenses of $8,949 due principally to content acquisitions costs at IFC Films, partially offset by an increase in revenues, net of $5,613.

Interest expense, net
The decrease in interest expense, net of $2,580 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was attributable to the following:

Lower average debt balances	$(223)
Change in fair value of interest rate swap contracts	(1,997)
Increase in interest income	(292)
Other	(68)
$(2,580)
Income tax expense
For the nine months ended September 30, 2013, income tax expense attributable to continuing operations was $155,283, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $7,792, tax expense resulting from an increase in the valuation allowance with regard to certain foreign and local income tax credit carry forwards of $4,172, and tax expense related to uncertain tax positions, including accrued interest, of $11,237. We expect our effective tax rate to be approximately 38% for the full year of 2013.
In addition, income taxes paid, net increased by $103,937 to $123,829 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Approximately $40,000 of such increase was a result of the VOOM HD Settlement Agreement and the DISH Network Proceeds Allocation Agreement, which increased tax payments (in the first quarter) by $81,000, reduced tax payments (in the second and third quarters) by $41,000, respectively. The remaining increase was due primarily to the utilization of our net operating loss carry forward in 2012 and the increase in operating income in 2013. We expect our remaining estimated tax payments for 2013 to be reduced by approximately $20,000 as a result of the DISH Network Proceeds Allocation Agreement.
For the nine months ended September 30, 2012, income tax expense attributable to continuing operations was $70,989, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $4,210 and tax expense related to uncertain tax positions, including accrued interest, of $1,544, partially offset by a tax benefit of $2,370 resulting from a decrease in the valuation allowance with regard to certain local income tax credit carry forwards.

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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, voluntary prepayments of debt and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue for the remainder of 2013. Historically, our businesses have not required significant capital expenditures; however, following the Distribution, we have invested in our infrastructure as a stand-alone public company.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, investments and acquisitions, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
Our revolving credit facility remains undrawn at September 30, 2013. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
We may request an increase in the term loan A facility and/or revolving credit facility by an aggregate amount not exceeding the greater of $400,000 and an amount, which after giving effect to such increase, would not cause the ratio of senior secured debt to annual operating cash flow, as defined in the credit facility, to exceed 4.75:1. As of September 30, 2013, the Company does not have any commitments for an incremental facility. However, on October 28, 2013, the Company and certain of its subsidiaries reached a definitive agreement to acquire substantially all of Chellomedia, the international content division of Liberty Global plc for €750 million (approximately $1.035 billion USD) (the “Acquisition”). In connection with the Acquisition, the Company has obtained a bank commitment letter from Bank of America, N.A. agreeing to provide financing of up to $600 million to fund the portion of the purchase price that is not being funded with cash on hand.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2013.

Cash Flow Discussion
The following table is a summary of cash flows (used in) provided by continuing operations and discontinued operations for the nine months ended September 30:

	2013	2012
Continuing operations:
Cash flow (used in) provided by operating activities	$(74,061)	$224,002
Cash flow used in investing activities	(20,179)	(14,508)
Cash flow used in financing activities	(7,054)	(112,559)
Net (decrease) increase in cash from continuing operations	(101,294)	96,935
Discontinued operations:
Net increase in cash from discontinued operations	$—	$481
Continuing Operations
Operating Activities
Net cash (used in) provided by operating activities amounted to $(74,061) for the nine months ended September 30, 2013 as compared to $224,002 for the nine months ended September 30, 2012. The September 30, 2013 net cash used in operating activities resulted from $780,102 of net income before depreciation and amortization, amortization of program rights and other non-cash items which was more than offset by payments for program rights of $358,129, a net decrease in deferred revenue and deferred litigation settlement proceeds of $329,358 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussed above), a decrease in income taxes payable of $112,341, an increase in prepaid expenses and other assets of $31,674, an increase in accounts receivable, trade of $18,523, as well as a net decrease in other net liabilities of $4,138.
Cash flows from operating activities for the nine months ended September 30, 2013 is not necessarily indicative of what we expect for the remainder of 2013 due to various factors, including the timing of our cash investments in our original programming and the timing of income tax payments.
Net cash provided by operating activities for the nine months ended September 30, 2012 resulted from $471,517 of net income before depreciation and amortization, amortization of program rights and other non-cash items and a decrease in accounts receivable, trade of $32,550 as well as a net increase in other net liabilities of $22,971 partially offset by payments for program rights of $283,566 and an increase in prepaid expenses and other assets of $19,470.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $20,179 and $14,508, respectively, which consisted primarily of capital expenditures of $18,336 and $13,673 for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures for the nine months ended September 30, 2013 are primarily for the purchase of information technology hardware and software.
Financing Activities
Net cash used in financing activities amounted to $7,054 for the nine months ended September 30, 2013 as compared to $112,559 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, financing activities consisted of treasury stock acquired from the acquisition of restricted shares of $12,000, principal payments on capital leases of $1,154 and payments for financing costs of $542 partially offset by proceeds from stock option exercises of $1,722 and the excess tax benefits from share-based compensation arrangements of $4,920.
Net cash used in financing activities amounted to $112,559 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, financing activities consisted of repayments of credit facility debt of $104,463, treasury stock acquired from acquisition of restricted shares of $15,989, principal payments on capital leases of $1,047 and payments for financing costs of $393, partially offset by proceeds from stock option exercises of $2,074 and excess tax benefits from share-based compensation arrangements of $7,259.
Contractual Obligations
As of September 30, 2013, our contractual obligations not reflected on the consolidated balance sheet decreased approximately $96,700 to approximately $309,100 as compared to approximately $405,800 at December 31, 2012. The decrease relates primarily to future program rights obligations.

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
Based on our annual impairment test for identifiable indefinite-lived intangible assets as of the end of February 2013, no impairment charge was required. Our indefinite-lived intangible assets relate to Sundance Channel trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for our identifiable indefinite-lived intangible assets, we applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2013, the fair value of our fixed rate debt of $1,339,750 was more than its carrying value of $1,278,381 by $61,369. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2013 would increase the estimated fair value of our fixed rate debt by approximately $62,800 to approximately $1,402,600.
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
As of September 30, 2013, we had $2,155,405 of debt outstanding (excluding capital leases), of which $877,024 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2013, we had interest rate swap contracts outstanding with notional amounts aggregating $721,438. The aggregate fair value of interest rate swap contracts at September 30, 2013 was a liability of $14,082 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 93% of the Company’s debt (excluding capital leases) as of September 30, 2013 is effectively fixed (59% being fixed rate obligations and 34% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss consists of $5,005 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At September 30, 2013, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2013 would not have a material impact on our annual interest expense.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2012 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 11, Commitments and Contingencies to the consolidated financial statements included in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended September 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	414	$67.89	N/A	N/A
August 1, 2013 to August 31, 2013	341	$64.64	N/A	N/A
September 1, 2013 to September 30, 2013	—	$—	N/A	N/A
Total	755	$66.42	N/A
During the third quarter of 2013, certain restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 755 shares, with an aggregate value of approximately $51 thousand, were surrendered to the Company. The 755 acquired shares have been classified as treasury stock.
The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits.

(a)	Index to Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 7, 2013	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer