Form 10-Q
period 2014-03-31
AMC Networks Inc.
filed 2014-05-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 30, 2014:

Class A Common Stock par value $0.01 per share	60,592,409
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$159,454	$521,951
Accounts receivable, trade (less allowance for doubtful accounts of $38 and $931)	530,206	378,831
Amounts due from related parties, net	4,364	4,774
Current portion of program rights, net	375,324	317,922
Prepaid expenses and other current assets	63,535	65,512
Deferred tax asset, net	23,877	15,668
Assets held for sale	19,982	—
Total current assets	1,176,742	1,304,658
Property and equipment, net of accumulated depreciation of $169,353 and $164,865	106,393	71,068
Program rights, net	916,203	853,516
Amounts due from related parties, net	2,016	2,096
Deferred carriage fees, net	44,407	44,032
Intangible assets, net	516,428	209,552
Goodwill	586,533	76,748
Other assets	135,983	75,019
Total assets	$3,484,705	$2,636,689
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$123,253	$48,126
Accrued liabilities	111,938	131,290
Current portion of program rights obligations	234,401	210,190
Deferred revenue	25,141	23,429
Current portion of long-term debt	18,500	—
Current portion of capital lease obligations	1,760	1,718
Liabilities held for sale	19,434	—
Total current liabilities	534,427	414,753
Program rights obligations	446,635	449,587
Long-term debt	2,739,263	2,157,183
Capital lease obligations	11,931	12,387
Deferred tax liability, net	143,238	95,275
Other liabilities	87,517	78,755
Total liabilities	3,963,011	3,207,940
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,728,148 and 61,692,561 shares issued and 60,592,209 and 60,794,114 shares outstanding, respectively	617	617
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	75,174	64,731
Accumulated deficit	(531,319)	(602,686)
Treasury stock, at cost (1,135,939 and 898,447 shares Class A Common Stock, respectively)	(47,605)	(29,801)
Accumulated other comprehensive income (loss)	1,551	(4,495)
Total AMC Networks stockholders’ deficiency	(501,467)	(571,519)
Noncontrolling interests	23,161	268
Total stockholders’ deficiency	(478,306)	(571,251)
Total liabilities and stockholders’ deficiency	$3,484,705	$2,636,689
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2014 and 2013
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues, net (including revenues, net from related parties of $7,689 and $8,141, respectively)	$524,554	$381,961
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $0 and $155, respectively)	211,019	136,679
Selling, general and administrative (including charges from related parties of $659 and $794, respectively)	151,508	99,453
Depreciation and amortization	14,394	18,345
	376,921	254,477
Operating income	147,633	127,484
Other income (expense):
Interest expense	(31,772)	(29,369)
Interest income	341	253
Miscellaneous, net	(5,110)	(202)
	(36,541)	(29,318)
Income from continuing operations before income taxes	111,092	98,166
Income tax expense	(39,105)	(36,649)
Income from continuing operations	71,987	61,517
Loss from discontinued operations, net of income taxes	(750)	—
Net income including noncontrolling interests	71,237	61,517
Net loss attributable to noncontrolling interests	130	—
Net income attributable to AMC Networks’ stockholders	$71,367	$61,517

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.00	$0.86
Loss from discontinued operations	$(0.01)	$—
Net income	$0.99	$0.86

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.99	$0.85
Loss from discontinued operations	$(0.01)	$—
Net income	$0.98	$0.85

Weighted average common shares:
Basic weighted average common shares	71,775	71,290
Diluted weighted average common shares	72,759	72,547
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income including noncontrolling interests	$71,237	$61,517
Other comprehensive income (loss):
Foreign currency translation adjustment	5,550	—
Unrealized gain on interest rate swaps	786	1,852
Other comprehensive income, before income taxes	6,336	1,852
Income tax expense	(290)	(687)
Other comprehensive income, net of income taxes	6,046	1,165
Comprehensive income	77,283	62,682
Comprehensive loss attributable to noncontrolling interests	130	—
Comprehensive income attributable to AMC Networks’ stockholders	$77,413	$62,682
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	$71,987	$61,517
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	14,394	18,345
Share-based compensation expense related to equity classified awards	5,080	4,337
Amortization and write-off of program rights	149,371	98,382
Amortization of deferred carriage fees	2,750	2,710
Foreign transaction loss	1,718	—
Unrealized gain on derivative contracts, net	(856)	(718)
Amortization of deferred financing costs and discounts on indebtedness	2,012	1,819
Bad debt recoveries	(216)	(8)
Deferred income taxes	22,037	31,229
Excess tax benefits from share-based compensation arrangements	(4,520)	(1,333)
Other, net	—	(657)
Changes in assets and liabilities:
Accounts receivable, trade	(16,326)	(16,504)
Amounts due from/to related parties, net	490	1,354
Prepaid expenses and other assets	25,384	(8,088)
Program rights and obligations, net	(185,447)	(93,892)
Income taxes payable	4,568	(80,903)
Deferred revenue	4,010	(12,424)
Deferred carriage fees and deferred carriage fees payable, net	(3,050)	(214)
Accounts payable, accrued expenses and other liabilities	(18,787)	(42,781)
Net cash provided by (used in) operating activities	74,599	(37,829)
Cash flows from investing activities:
Capital expenditures	(6,189)	(8,003)
Payment for acquisition of a business, net of cash acquired	(993,210)	—
Proceeds from insurance settlements	654	657
Net cash used in investing activities	(998,745)	(7,346)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—
Payments for financing costs	(9,036)	(530)
Purchase of treasury stock	(17,804)	(11,950)
Proceeds from stock option exercises	843	675
Excess tax benefits from share-based compensation arrangements	4,520	1,333
Principal payments on capital lease obligations	(414)	(375)
Net cash provided by (used in) financing activities	578,109	(10,847)
Net decrease in cash and cash equivalents from continuing operations	(346,037)	(56,022)
Cash flows from discontinued operations:
Net cash used in operating activities	(485)	—
Net decrease in cash and cash equivalents from discontinued operations	(485)	—
Effect of exchange rate changes on cash and cash equivalents	(15,975)	—
Cash and cash equivalents at beginning of period	521,951	610,970
Cash and cash equivalents at end of period	$159,454	$554,948
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(unaudited)

Note 1. Description of Business and Basis of Presentation
Description of Business
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets.
During the three months ended March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of Chellomedia are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.
The Company is comprised of two operating segments:

•
National Networks: Principally includes four nationally distributed programming networks: AMC, WE tv, IFC and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology.

•
International and Other: Principally includes Chellomedia and AMC/Sundance Channel Global, the Company’s international programming businesses; IFC Films, the Company’s independent film distribution business; Chello DMC, the broadcast solutions unit of Chellomedia; and various developing on-line content distribution initiatives. AMC/Sundance Channel Global is distributed in Europe, Asia, Latin America, and the Middle East/North Africa. Chellomedia consists of a portfolio of international programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa.

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
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) filed with the SEC.
The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and long-lived intangible assets and income taxes.
Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's third-party advertising sales unit, Atmedia. Accordingly, the assets and liabilities of Atmedia are classified as held for sale in the consolidated balance sheet as of March 31, 2014 and the operating results have been classified as discontinued operations in the consolidated statement of income for the three months ended March 31, 2014 (see Note 4).
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 became effective in the first quarter of 2014. The adoption of ASU 2013-11 did not have any impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. ASU 2014-08 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements.
Note 2. Acquisition of Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.0 billion), subject to adjustments for working capital, cash, and indebtedness acquired and for the purchase of certain equity method investments. AMC Networks funded the purchase price with cash on hand and also borrowed an additional of $600 million under its term loan A facility (see Note 7).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, the broadcast solutions unit, Chello DMC and the advertising sales unit, Atmedia. The acquisition provides us with the opportunity to accelerate and enhance our international expansion strategy. The Company views this international opportunity as one that has the potential to provide long-term growth and value.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

We have accounted for the acquisition of Chellomedia using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Chellomedia based on assessments of their estimated respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill and represents primarily the potential economic benefits that the Company believes may arise from its international expansion strategy. The goodwill associated with the Chellomedia acquisition is generally not deductible for tax purposes.
The acquisition accounting for Chellomedia as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and are subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of intangible assets, property and equipment, noncontrolling interests acquired and income taxes.
The following table summarizes the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values was allocated to goodwill.

Consideration Transferred (1):
Cash, net of cash acquired	$993,210

Preliminary purchase price allocation:
Accounts receivable, trade	133,200
Program rights	93,505
Prepaid expenses and other current assets	27,635
Deferred tax asset, net	12,677
Property and equipment	39,041
Intangible assets	306,564
Assets held for sale	18,928
Other assets	35,154
Accounts payable	(21,627)
Accrued liabilities	(45,833)
Program rights obligations	(31,984)
Deferred tax liability, net	(17,220)
Liabilities held for sale	(18,130)
Other liabilities	(14,119)
Noncontrolling interests acquired	(22,009)
Fair value of net assets acquired	495,782
Goodwill	497,428
$993,210
(1) The cash consideration transferred is subject to adjustments in future periods for working capital, net debt acquired and for certain equity method investments that were not acquired at the acquisition date.
The following unaudited pro forma financial information is based on the historical consolidated financial statements of AMC Networks and the historical combined financial statements of Chellomedia and is intended to provide information about how the acquisition of Chellomedia and related financing may have affected AMC Networks' historical consolidated financial statements if they had closed as of January 1, 2013. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement (see Note 7), estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Pro Forma Financial Information for the Three Months Ended March 31,
	2014	2013
Revenues, net	$553,681	$468,995
Income from continuing operations, net of income taxes	$74,288	$63,878
Net income per share, basic	$1.04	$0.90
Net income per share, diluted	$1.02	$0.88
Revenues and operating income attributable to Chellomedia of $61,289 and $4,742, respectively (excluding the discontinued operations of Chellomedia's advertising sales unit, Atmedia), are included in the condensed consolidated statement of income from the acquisition date, January 31, 2014 to March 31, 2014. Acquisition related costs of $14,031 (of which, $1,853 are included in the operating results of Chellomedia from the acquisition date to March 31, 2014) were incurred during the three months ended March 31, 2014 and are included in selling, general and administrative expense.
Note 3. Net Income per Share
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	71,775,000	71,290,000
Effect of dilution:
Stock options	250,000	323,000
Restricted shares/units	734,000	934,000
Diluted weighted average common shares outstanding	72,759,000	72,547,000
For the three months ended March 31, 2014, approximately 327,023 restricted share units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive. Approximately 122,000 and 80,000 restricted shares/units for the three months ended March 31, 2014 and March 31, 2013, respectively have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards had not yet been satisfied in each of the respective periods.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's third-party advertising sales unit, Atmedia. Accordingly, the assets and liabilities of Atmedia are classified as held for sale in the consolidated balance sheet as of March 31, 2014 and the operating results have been classified as discontinued operations in the consolidated statement of income from the acquisition date, January 31, 2014 to March 31, 2014.
Assets and liabilities of discontinued operations are summarized below:

Accounts receivable, trade	$13,751
Prepaid expenses and other current assets	311
Property and equipment, net of accumulated depreciation	2,078
Amounts due from related parties, net	3,752
Deferred taxes	90
Assets held for sale	$19,982

Accounts payable	$14,148
Accrued liabilities	4,948
Deferred revenue	124
Deferred tax liability, net	78
Other liabilities	136
Liabilities held for sale	$19,434
The operating results of discontinued operations from the acquisition date, January 31, 2014 to March 31, 2014 are summarized below:

Revenues, net	$6,637

Loss before income taxes	(883)
Income tax benefit	133
Loss from discontinued operations	$(750)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 5. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2013	$76,748	$—	$76,748
Additions—business acquisition	—	497,428	497,428
Amortization of "second component" goodwill	(639)	—	(639)
Foreign currency translation	—	12,996	12,996
March 31, 2014	$76,109	$510,424	$586,533
The increase in the carrying amount of goodwill for the International and Other operating segment relates to the acquisition of Chellomedia (see Note 2).
The reduction of $639 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

	March 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$485,337	$(59,785)	$425,552
Trade names	71,570	(603)	70,967
Other amortizable intangible assets	642	(633)	9
Total amortizable intangible assets	557,549	(61,021)	496,528
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$577,449	$(61,021)	$516,428

	December 31, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate relationships	$243,600	$(53,971)	$189,629
Other amortizable intangible assets	644	(621)	23
Total amortizable intangible assets	244,244	(54,592)	189,652
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$264,144	$(54,592)	$209,552
Affiliate and customer relationships (with estimated useful lives between 10-25 years), trade names (with estimated useful lives of 20 years) and goodwill increased as a result of the acquisition of Chellomedia and are based on current estimates and currently available information, and are subject to revision based on final determinations of fair value (see Note 2).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2014 and 2013 was $7,244 and $12,522, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2014	$29,697
2015	31,497
2016	31,497
2017	31,497
2018	31,497
Annual Impairment Test of Goodwill
Based on the Company’s annual impairment test for goodwill as of the end of February 2014, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for each reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows.
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
Annual Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's annual impairment test for identifiable indefinite-lived intangible assets as of the end of February 2014, no impairment charge was required. The Company’s indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Interest	$22,401	$27,770
Employee related costs	63,303	88,512
Other accrued expenses	26,234	15,008
Total accrued liabilities	$111,938	$131,290
Note 7. Debt
Debt consists of:

	March 31, 2014	December 31, 2013
Senior Secured Credit Facility: (a)
Term loan A facility	$1,480,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,780,000	2,180,000
Unamortized discount	(22,237)	(22,817)
Long-term debt, net	2,757,763	2,157,183
Current portion of long-term debt	18,500	—
Noncurrent portion of long-term debt	$2,739,263	$2,157,183

(a)	The Company’s $500,000 revolving credit facility remains undrawn at March 31, 2014. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Amended and Restated Senior Secured Credit Facility
On December 16, 2013 (the “Refinancing Date”), AMC Networks and its subsidiary, AMC Network Entertainment LLC (the “Borrowers”), and certain of AMC Networks’ subsidiaries, as restricted subsidiaries, entered into an amended and restated credit agreement, which amended and restated AMC Networks’ prior credit agreement dated June 30, 2011 in its entirety.
The amended and restated credit agreement provides the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility provided under the June 30, 2011 original credit agreement, plus a subsequent $600,000 term loan A (collectively, the “Term Loan A Facility”) which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to consummation of AMC Networks’ acquisition of substantially all of Chellomedia (see Note 2), and (b) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018.
In connection with the subsequent $600,000 term loan A facility, AMC Networks incurred deferred financing costs of $9,006 during the three months ended March 31, 2014, which is amortized to interest expense, utilizing the effective interest method.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At March 31, 2014:
Assets:
Cash equivalents (a)	$13,032	$—	$—	$13,032
Liabilities:
Interest rate swap contracts	$—	$11,070	$—	$11,070

At December 31, 2013:
Assets:
Cash equivalents (a)	$63,029	$—	$—	$63,029
Foreign currency option contracts	$—	$2,577	$—	$2,577
Liabilities:
Interest rate swap contracts	$—	$12,713	$—	$12,713

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.
The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts (discussed in Note 9 below) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. These nonrecurring valuations primarily include the valuation of affiliate and customer relationships intangible assets and property and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in the Company’s discounted cash flow analyses, such as forecasts of future cash flows, are based on assumptions. The valuation of affiliate and customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the affiliate and customer relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Credit Facility Debt and Senior Notes
The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets, are summarized as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,399	$1,478,150
7.75% Notes due July 2021	688,779	792,750
4.75% Notes due December 2022	590,585	594,000
	$2,757,763	$2,864,900

	December 31, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$878,315	$876,700
7.75% Notes due July 2021	688,497	787,500
4.75% Notes due December 2022	590,371	571,500
	$2,157,183	$2,235,700
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of March 31, 2014, the Company had interest rate swap contracts outstanding with notional amounts aggregating $679,063, which consists of interest rate swap contracts with notional amounts of $479,063 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At March 31, 2014, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
Foreign Currency Exchange Rate Risk
To manage foreign currency exchange rate risk, the Company enters into foreign currency contracts from time to time with financial institutions to limit the exposure to fluctuations in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative or trading purposes.
Historically, the Company's exposure to foreign currency fluctuations has been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. During 2013, in order to mitigate the foreign currency exchange rate risk in fluctuations in the euro denominated purchase price of Chellomedia, the Company purchased euros and entered into foreign currency option contracts. As of December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 for the three months ended March 31, 2014.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location			Balance Sheet Location	Fair Value
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts		$—	$—	Other liabilities	$5,922	$7,136
Derivatives not designated as hedging instruments:
Interest rate swap contracts		—	—	Other liabilities	5,148	5,577
Foreign currency option contracts	Prepaid expenses and other current assets	—	2,577		—	—
Total derivatives		$—	$2,577		$11,070	$12,713
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(295)	$(59)	Interest expense	$(1,081)	$(1,911)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2014 and 2013.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2014	2013
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(255)	$79
Foreign currency option contracts	Miscellaneous, net	(1,754)	—
Total		$(2,009)	$79
Note 10. Income Taxes
For the three months ended March 31, 2014, income tax expense attributable to continuing operations was $39,105 representing an effective tax rate of 35%. The items resulting in variances from the federal statutory rate of 35% include state income tax expense of $1,889, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,888, tax expense of $3,334 relating to uncertain tax positions, including accrued interest, tax benefit from the domestic production activities deduction of $2,777, tax expense of $1,017 for the effect of acquisition costs and other items and tax expense of $647 for an increase in valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits.
For the three months ended March 31, 2013, income tax expense attributable to continuing operations was $36,649, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,022 and tax expense of $1,060 related to uncertain tax positions, including accrued interest.
At March 31, 2014, the Company had foreign tax credit carry forwards of approximately $27,000, expiring on various dates from 2014 through 2024. For the three months ended March 31, 2014, excess tax benefits of $4,520 relating to share-based compensation awards and $403 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Under the Company's Tax Disaffiliation Agreement with Cablevision Systems Corporation ("Cablevision"), Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company's Unincorporated Business Tax Return for 2009 through 2011. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011.
Note 11. Commitments
As of March 31, 2014, the Company’s contractual obligations not reflected on the Company’s consolidated balance sheet increased approximately $152,422 to approximately $481,661 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations at Chellomedia, including approximately $110,615 and $64,957 for program rights and transmission obligations, respectively.
Note 12. Equity Plans
On March 7, 2014, AMC Networks granted 472,445 restricted stock units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. 403,940 of such restricted stock units vest on the third anniversary of the grant date and 68,505 of such restricted stock units vest in equal annual installments over a three-year period. The vesting criteria for 121,944 restricted stock units include the achievement of certain performance targets by the Company.
During the three months ended March 31, 2014, 566,328 restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 230,989 of these shares, with an aggregate value of $17,804, were surrendered to the Company. These acquired shares, as well as 6,503 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2014 and 2013 was $5,080 and $4,337, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of March 31, 2014, there was $56,501 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.4 years.
Note 13. Related Party Transactions
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
In connection with the spin off from Cablevision, the Company entered into various agreements with Cablevision, such as a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the spin off and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $7,689 and $8,141 for the three months ended March 31, 2014 and 2013, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $155 for the three months ended March 31, 2013; there were no amounts charged for the three months ended March 31, 2014. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $659 and $794 for the three months ended March 31, 2014 and 2013, respectively.
Note 14. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Three Months Ended March 31,
	2014	2013
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations and related assets	—	865
Capital expenditures incurred but not yet paid	1,018	815
Supplemental Data:
Cash interest paid — continuing operations	35,997	34,561
Income taxes paid, net — continuing operations	2,834	83,030

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$—	$(4,495)	$(4,495)	$(8,446)	$(8,446)
Other comprehensive loss before reclassifications	5,550	(295)	5,255	(59)	(59)
Amounts reclassified from accumulated other comprehensive loss	—	1,081	1,081	1,911	1,911
Net current-period other comprehensive income, before income taxes	5,550	786	6,336	1,852	1,852
Income tax expense	—	(290)	(290)	(687)	(687)
Net current-period other comprehensive income, net of income taxes	5,550	496	6,046	1,165	1,165
Ending Balance	$5,550	$(3,999)	$1,551	$(7,281)	$(7,281)
Amounts reclassified to net earnings for gains and losses on cash flow hedges are included in interest expense in the consolidated statements of income.
Note 16. Segment Information
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring expense or credit, a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure and other information as to the continuing operations of the Company’s operating segments below.
During the three months ended March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of Chellomedia are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$207,903	$8,015	$—	$215,918
Distribution	240,777	68,563	(704)	308,636
Consolidated revenues, net	$448,680	$76,578	$(704)	$524,554
Adjusted operating cash flow (deficit)	$177,745	$(11,047)	$409	$167,107
Depreciation and amortization	(4,907)	(9,487)	—	(14,394)
Share-based compensation expense	(4,167)	(913)	—	(5,080)
Operating income	$168,671	$(21,447)	$409	$147,633
Capital expenditures	$1,177	$5,012	$—	$6,189

	Three Months Ended March 31, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$163,960	$—	$—	$163,960
Distribution	207,710	10,422	(131)	218,001
Consolidated revenues, net	$371,670	$10,422	$(131)	$381,961
Adjusted operating cash flow (deficit)	$164,594	$(15,394)	$966	$150,166
Depreciation and amortization	(15,299)	(3,046)	—	(18,345)
Share-based compensation expense	(3,784)	(553)	—	(4,337)
Operating income (loss)	$145,511	$(18,993)	$966	$127,484
Capital expenditures	$2,203	$5,800	$—	$8,003
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

	Three Months Ended March 31,
	2014	2013
Inter-segment revenues
National Networks	$(674)	$(131)
International and Other	(30)	—
	$(704)	$(131)
The table below summarizes revenue based on customer location:

Three Months Ended March 31, 2014
Revenue
United States	$449,150
Europe	49,782
Other	25,622
$524,554
Prior to the acquisition of Chellomedia, substantially all revenues and assets of the Company were attributed to or located in the U.S.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 17. Condensed Consolidating Financial Statements
Long-term debt of AMC Networks includes $700,000 of 7.75% senior notes due July 2021 and $600,000 of 4.75% senior notes due December 2022. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, comprehensive income, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) reclassifications and eliminations necessary to arrive at the information for the Company on a consolidated basis.
Basis of Presentation
 In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company's interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (ii) the Guarantor Subsidiaries' interests in the Non-Guarantor Subsidiaries, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
 The accounting basis in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Balance Sheet
March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$835	$117,357	$41,262	$—	$159,454
Accounts receivable, trade (less allowance for doubtful accounts)	—	396,928	133,278	—	530,206
Amounts due from related parties, net	—	4,364	—	—	4,364
Intercompany receivable	9,216	1,848	—	(11,064)	—
Current portion of program rights, net	—	318,093	57,231	—	375,324
Prepaid expenses and other current assets	19,179	30,710	13,646	—	63,535
Deferred tax asset, net	21,695	—	2,182	—	23,877
Assets held for sale	—	—	19,982	—	19,982
Total current assets	50,925	869,300	267,581	(11,064)	1,176,742
Property and equipment, net of accumulated depreciation	—	68,362	38,031	—	106,393
Investment in affiliates	1,637,102	912,128	—	(2,549,230)	—
Program rights, net	—	863,893	52,310	—	916,203
Amounts due from related parties, net	—	2,016	—	—	2,016
Long-term intercompany receivable	710,481	119,918	—	(830,399)	—
Deferred carriage fees, net	—	41,891	2,516	—	44,407
Intangible assets, net	—	207,103	309,325	—	516,428
Goodwill	—	76,109	510,424	—	586,533
Other assets	31,621	47,512	56,850	—	135,983
Total assets	$2,430,129	$3,208,232	$1,237,037	$(3,390,693)	$3,484,705
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$149	$61,808	$61,296	$—	$123,253
Accrued liabilities and intercompany payable	22,700	71,140	28,695	(10,597)	111,938
Current portion of program rights obligations	—	200,583	33,818	—	234,401
Deferred revenue	—	23,363	1,778	—	25,141
Current portion of long-term debt	18,500	—	—	—	18,500
Current portion of capital lease obligations	—	1,760	—	—	1,760
Liabilities held for sale	—	—	19,434	—	19,434
Total current liabilities	41,349	358,654	145,021	(10,597)	534,427
Program rights obligations	—	443,968	2,667	—	446,635
Long-term debt	2,739,263	—	—	—	2,739,263
Capital lease obligations	—	11,931	—	—	11,931
Deferred tax liability, net	123,305	—	19,933	—	143,238
Long-term intercompany payable	—	710,481	119,257	(829,738)	—
Other liabilities	27,936	46,252	13,329	—	87,517
Total liabilities	2,931,853	1,571,286	300,207	(840,335)	3,963,011
Commitments and contingencies
Stockholders’ deficiency:
AMC Networks shareholders’ (deficiency) equity	(501,724)	1,637,100	913,515	(2,550,358)	(501,467)
Total AMC Networks stockholders’ (deficiency) equity	(501,724)	1,637,100	913,515	(2,550,358)	(501,467)
Noncontrolling interests	—	(154)	23,315	—	23,161
Total Stockholders' (deficiency) equity	(501,724)	1,636,946	936,830	(2,550,358)	(478,306)
Total liabilities and stockholders’ (deficiency) equity	$2,430,129	$3,208,232	$1,237,037	$(3,390,693)	$3,484,705

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Income
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$460,088	$64,466	$—	$524,554
Operating expenses:
Technical and operating	—	181,451	29,568	—	211,019
Selling, general and administrative	—	126,377	25,131	—	151,508
Depreciation and amortization	—	8,209	6,185	—	14,394
	—	316,037	60,884	—	376,921
Operating income	—	144,051	3,582	—	147,633
Other income (expense):
Interest expense, net	(22,232)	(8,372)	(827)	—	(31,431)
Share of affiliates income (loss)	123,173	(3,592)	—	(119,581)	—
Miscellaneous, net	6,342	(6,795)	(4,657)	—	(5,110)
	107,283	(18,759)	(5,484)	(119,581)	(36,541)
Income (loss) from continuing operations before income taxes	107,283	125,292	(1,902)	(119,581)	111,092
Income tax expense	(35,916)	(2,541)	(648)	—	(39,105)
Income (loss) from continuing operations	71,367	122,751	(2,550)	(119,581)	71,987
Loss from discontinued operations, net of income taxes	—	—	(750)	—	(750)
Net income (loss) including noncontrolling interest	71,367	122,751	(3,300)	(119,581)	71,237
Net (income) loss attributable to noncontrolling interests	—	422	(292)	—	130
Net income (loss) attributable to AMC Networks' stockholders	$71,367	$123,173	$(3,592)	$(119,581)	$71,367

Condensed Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$71,367	$122,751	$(3,300)	$(119,581)	$71,237
Other comprehensive income (loss):
Foreign currency translation adjustment	6,153	6,153	(603)	(6,153)	5,550
Unrealized gain on interest rate swaps	786	—	—	—	786
Other comprehensive income, before income taxes	6,939	6,153	(603)	(6,153)	6,336
Income tax expense	(290)	—	—	—	(290)
Other comprehensive income, net of income taxes	6,649	6,153	(603)	(6,153)	6,046
Comprehensive income (loss)	78,016	128,904	(3,903)	(125,734)	77,283
Comprehensive loss (income) attributable to noncontrolling interests	—	422	(292)	—	130
Comprehensive income (loss) attributable to AMC Networks' stockholders	$78,016	$129,326	$(4,195)	$(125,734)	$77,413

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	89,738	(39,066)	25,279	(1,352)	74,599
Cash flows from investing activities:
Capital expenditures	(1,338)	(4,131)	(720)	—	(6,189)
(Increase) decrease to investment in affiliates	37,298	(63,824)	—	26,526	—
Payment for acquisition of a business, net of cash acquired	—	(1,009,286)	16,076	—	(993,210)
Proceeds from insurance settlements	—	654	—	—	654
Net cash used in investing activities	35,960	(1,076,587)	15,356	26,526	(998,745)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,036)	—	—	—	(9,036)
Purchase of treasury stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	843	—	—	—	843
Excess tax benefits from share-based compensation arrangements	4,520	—	—	—	4,520
Principal payments on capital lease obligations	—	(414)	—	—	(414)
Long-term intercompany debt	(710,481)	710,481	—	—	—
Cash contributions from member	—	(2,600)	2,600	—	—
Net cash provided by (used in) financing activities	(131,958)	707,467	2,600	—	578,109
Net increase in cash and cash equivalents from continuing operations	(6,260)	(408,186)	43,235	25,174	(346,037)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(485)	—	(485)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(485)	—	(485)
Effect of exchange rate changes on cash and cash equivalents	6,153	6,151	(3,105)	(25,174)	(15,975)
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$835	$117,357	$41,262	$—	$159,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•    changes in both domestic and foreign laws or regulations under which we operate;
•    economic and business conditions and industry trends in the countries in which we operate;
•fluctuations in currency exchange rates and interest rates;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
•    our substantial debt and high leverage;
•    reduced access to capital markets or significant increases in costs to borrow;
•    the level of our expenses;
•    the level of our capital expenditures;
•    future acquisitions and dispositions of assets;

•	our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire, such as the Chellomedia acquisition;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;
•changes in the nature of key strategic relationships with partners and joint ventures;
•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, “Risk Factors” in our 2013 Annual Report on Form 10-K (the "2013 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.
Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included elsewhere herein and our 2013 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other. (See "Business Overview" section for discussion of the change in components of our operating segments).
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2014, as well as an analysis of our cash flows for the three months ended March 31, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2014 and December 31, 2013.
Critical Accounting Policies and Estimates. This section provides (i) an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2013 and (ii) the results of our annual impairment test of goodwill and identifiable indefinite-lived intangible assets performed as of the end of February 2014, including a discussion of the critical estimates inherent in assessing the recoverability of goodwill and identifiable indefinite-lived intangible assets.
Business Overview
During the three months ended March 31, 2014, following the Chellomedia acquisition on January 31, 2014, the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of Chellomedia are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.
We manage our business through the following two operating segments:

•
National Networks: Principally includes four nationally distributed programming networks: AMC, WE tv, IFC and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the National Networks' technical services business, which primarily services the nationally distributed programming networks of the Company.

•
International and Other: Principally includes Chellomedia and AMC/Sundance Channel Global, our international programming businesses; IFC Films, the Company’s independent film distribution business; Chello DMC, the broadcast solutions unit of Chellomedia; and various developing on-line content distribution initiatives. AMC/Sundance Channel Global is distributed in Europe, Asia, Latin America and the Middle East/North Africa. Chellomedia consists of a portfolio of international programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa.

Items Impacting Comparability
On January 31, 2014, we acquired the Chellomedia programming businesses and its results of operations are included in our consolidated results of operations following the acquisition date. As a result, this acquisition has impacted the comparability of our results of operations between the three months ended March 31, 2014 and the three months ended March 31, 2013. In addition, management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia. Accordingly, the operating results of Atmedia have been classified as discontinued operations in the consolidated statement of income from the acquisition date, January 31, 2014 to March 31, 2014.
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Revenues, net
National Networks	$448,680	$371,670
International and Other	76,578	10,422
Inter-segment eliminations	(704)	(131)
Consolidated revenues, net	$524,554	$381,961
Operating income (loss)
National Networks	$168,671	$145,511
International and Other	(21,447)	(18,993)
Inter-segment eliminations	409	966
Consolidated operating income	$147,633	$127,484
AOCF (deficit)
National Networks	$177,745	$164,594
International and Other	(11,047)	(15,394)
Inter-segment eliminations	409	966
Consolidated AOCF	$167,107	$150,166
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Operating income	$147,633	$127,484
Share-based compensation expense	5,080	4,337
Depreciation and amortization	14,394	18,345
AOCF	$167,107	$150,166

National Networks
In our National Networks segment, which accounted for 86% of our consolidated revenues for the three months ended March 31, 2014, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of March 31, 2014, our national programming networks had approximately 1,200 advertisers representing companies in a broad range of sectors, including the health, insurance, food, automotive and retail industries. All of our National Networks distributed throughout the U.S., including SundanceTV beginning in September 2013, use a traditional advertising sales model. Prior to September 2013, SundanceTV principally sold sponsorships.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the availability, amount and timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed throughout the US, has a more limited ability to increase its penetration than WE tv, IFC and SundanceTV. To the extent not already carried on more widely penetrated service tiers, WE tv, IFC and SundanceTV, although carried by all of the larger US distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv and IFC are currently carried on either expanded basic or digital tiers, while SundanceTV is currently carried primarily on digital tiers. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have agreed in some instances to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution revenues in each quarter also vary based on the timing of availability of our programming to distributors. We also seek to increase our revenues by expanding the opportunities for distribution of our programming through digital, foreign and home video services.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $3,603 and $326 were recorded for the three months ended March 31, 2014 and 2013, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC/Sundance Channel Global, Chellomedia and IFC Films.
We view our international expansion as an important long-term strategy. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment by the Company. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally.” in our 2013 Form 10-K.
Acquisition of Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc, for a purchase price of €750 million (approximately $1.0 billion), subject to adjustments for working capital, cash, and indebtedness acquired and for the purchase of certain equity method investments. AMC Networks funded the purchase price with cash on hand and additional indebtedness of $600 million (see "Amended and Restated Credit Facility" discussion below).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, the broadcast solutions unit, Chello DMC, and the ad sales unit Atmedia. The acquisition provides us with the opportunity to accelerate and enhance our international expansion strategy. We view this international opportunity as one that has the potential to provide long-term growth and value. This acquisition has been included in our operating results since the acquisition date. (See Note 2 to the accompanying consolidated financial statements.)
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

Consolidated Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$524,554	100.0%	$381,961	100.0%	$142,593	37.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	211,019	40.2	136,679	35.8	74,340	54.4
Selling, general and administrative	151,508	28.9	99,453	26.0	52,055	52.3
Depreciation and amortization	14,394	2.7	18,345	4.8	(3,951)	(21.5)
Total operating expenses	376,921	71.9	254,477	66.6	122,444	48.1
Operating income	147,633	28.1	127,484	33.4	20,149	15.8
Other income (expense):
Interest expense, net	(31,431)	(6.0)	(29,116)	(7.6)	(2,315)	8.0
Miscellaneous, net	(5,110)	(1.0)	(202)	(0.1)	(4,908)	n/m
Total other income (expense)	(36,541)	(7.0)	(29,318)	(7.7)	(7,223)	24.6
Income from continuing operations before income taxes	111,092	21.2	98,166	25.7	12,926	13.2
Income tax expense	(39,105)	(7.5)	(36,649)	(9.6)	(2,456)	6.7
Income from continuing operations	71,987	13.7	61,517	16.1	10,470	17.0
Loss from discontinued operations, net of income taxes	(750)	(0.1)	—	—	(750)	n/m
Net income including noncontrolling interests	71,237	13.6%	61,517	16.1%	9,720	15.8%
Net loss attributable to noncontrolling interests	130	—%	—	—%	130	n/m
Net income attributable to AMC Networks’ stockholders	$71,367	13.6%	$61,517	16.1%	$9,850	16.0%

The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended March 31,
	2014	2013	$ change	% change
Operating income	$147,633	$127,484	$20,149	15.8%
Share-based compensation expense	5,080	4,337	743	17.1
Depreciation and amortization	14,394	18,345	(3,951)	(21.5)
Consolidated AOCF	$167,107	$150,166	$16,941	11.3%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$448,680	100.0%	$371,670	100.0%	$77,010	20.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	169,743	37.8	123,947	33.3	45,796	36.9
Selling, general and administrative	105,359	23.5	86,913	23.4	18,446	21.2
Depreciation and amortization	4,907	1.1	15,299	4.1	(10,392)	(67.9)
Operating income	$168,671	37.6%	$145,511	39.2%	$23,160	15.9%
Share-based compensation expense	4,167	0.9%	3,784	1.0%	383	10.1%
Depreciation and amortization	4,907	1.1%	15,299	4.1%	(10,392)	(67.9)%
AOCF	$177,745	39.6%	$164,594	44.3%	$13,151	8.0%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$76,578	100.0%	$10,422	100.0%	$66,156	634.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	42,372	55.3	13,824	132.6	28,548	206.5
Selling, general and administrative	46,166	60.3	12,545	120.4	33,621	268.0
Depreciation and amortization	9,487	12.4	3,046	29.2	6,441	211.5
Operating loss	$(21,447)	(28.0)%	$(18,993)	(182.2)%	$(2,454)	12.9%
Share-based compensation expense	913	1.2%	553	5.3%	360	65.1%
Depreciation and amortization	9,487	12.4%	3,046	29.2%	6,441	211.5%
AOCF deficit	$(11,047)	(14.4)%	$(15,394)	(147.7)%	$4,347	(28.2)%

Revenues, net
Revenues, net increased $142,593 to $524,554 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The net change by segment was as follows:

	Three Months Ended March 31,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$448,680	85.5%	$371,670	97.3%	$77,010	20.7%
International and Other	76,578	14.6	10,422	2.7	66,156	634.8
Inter-segment eliminations	(704)	(0.1)	(131)	—	(573)	437.4
Consolidated revenues, net	$524,554	100.0%	$381,961	100.0%	$142,593	37.3%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$207,903	46.3%	$163,960	44.1%	$43,943	26.8%
Distribution	240,777	53.7	207,710	55.9	33,067	15.9
	$448,680	100.0%	$371,670	100.0%	$77,010	20.7%

•
Advertising revenues increased $43,943 primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. The increase in advertising revenues for the three months ended March 31, 2014 as compared to the same period in 2013 is not necessarily indicative of what we expect for the remainder of 2014. Due to these factors, we expect advertising revenues to vary from quarter to quarter; and

•
Distribution revenues increased $33,067 due to an increase of $17,453 principally from digital, licensing and home video distribution revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased across all networks due to an increase in subscribers during the three months ended March 31, 2014 as compared to the same period in 2013 as well as the favorable impact of an affiliation agreement renewal during the three months ended June 2013 for which revenue was not recognized during the three months ended March 31, 2013. The increase in affiliation fee revenues for the three months ended March 31, 2014 as compared to the same period in 2013 is not necessarily indicative of what we expect for the remainder of 2014. Additionally, distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at March 31, 2014, December 31, 2013 and March 31, 2013:

	Estimated Domestic Subscribers (1)
National Programming Networks:	March 31, 2014	December 31, 2013	March 31, 2013
AMC	96,900	97,400	98,700
WE tv	85,200	84,000	81,800
IFC	72,400	69,900	70,300
SundanceTV	57,200	56,200	54,700
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.
The increase in estimated subscribers reflects the repositioning of WE tv, IFC and SundanceTV with certain operators to more widely distributed tiers of service. Additionally, the number of reported subscribers may be impacted by changes in the Nielsen sample.

International and Other

The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$8,015	10.5%	$—	—%	$8,015	n/m
Distribution	68,563	89.5	10,422	100.0	58,141	557.9
	$76,578	100.0%	$10,422	100.0%	$66,156	634.8%
Advertising revenues increased primarily due to the inclusion of the results of Chellomedia since the date of acquisition of January 31, 2014. Distribution revenues increased primarily due to the inclusion of the results of Chellomedia since the date of acquisition and an increase in revenues of $3,494 at IFC Films principally due to an increase in digital and video-on-demand revenues.
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
Technical and operating expense (excluding depreciation and amortization) increased $74,340 to $211,019 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The net change by segment was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
National Networks	$169,743	$123,947	$45,796	36.9%
International and Other	42,372	13,824	28,548	206.5
Inter-segment eliminations	(1,096)	(1,092)	(4)	0.4
Total	$211,019	$136,679	$74,340	54.4%
Percentage of revenues, net	40.2%	35.8%
National Networks
The increase in the National Networks segment was attributable to increased program rights expense of $42,754 and an increase of $3,042 for programming related costs. The increase in program rights expense is due to our increased investment in scripted original series primarily at AMC, SundanceTV and WE tv and includes write-offs of $3,589 based on management's assessment of programming usefulness of certain pilot costs, primarily at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase for the full year of 2014 over the prior year comparable period.
International and Other
The increase in the International and Other segment was primarily due to the impact of the acquisition of Chellomedia from the date of acquisition, January 31, 2014.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $52,055 to $151,508 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The net change by segment was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
National Networks	$105,359	$86,913	$18,446	21.2%
International and Other	46,166	12,545	33,621	268.0
Inter-segment eliminations	(17)	(5)	(12)	240.0
Total	$151,508	$99,453	$52,055	52.3%
Percentage of revenues, net	28.9%	26.0%
National Networks
The increase in the National Networks segment was primarily attributable to increased marketing and advertising sales related expenses of $10,579 primarily at AMC and SundanceTV for original programming series, increased general and administration expenses of $7,750 primarily due to an increase of $2,966 in professional fees, facility costs and employee related expenses, increased corporate allocations of $2,602 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $1,525. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase in general and administrative expenses of $29,993 principally due to professional fees incurred of $14,824 primarily related to the acquisition of Chellomedia which was partially offset by a decrease in legal fees and other related costs and expenses of $2,103 compared to the same period in 2013 in connection with the DISH Network contract dispute related to VOOM HD. Additionally, selling, general and administrative expense increased due to the inclusion of the results of Chellomedia from the acquisition date of January 31, 2014.
Depreciation and amortization
Depreciation and amortization decreased $3,951 to $14,394 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The net change by segment was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
National Networks	$4,907	$15,299	$(10,392)	(67.9)%
International and Other	9,487	3,046	6,441	211.5
	$14,394	$18,345	$(3,951)	(21.5)%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $10,072 principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to amortization expense of $3,422 related to the amortization of identifiable intangible assets and depreciation expense of $2,958 related to property and equipment acquired in connection with the Chellomedia acquisition.

AOCF
AOCF increased $16,941 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The net change by segment was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
National Networks	$177,745	$164,594	$13,151	8.0%
International and Other	(11,047)	(15,394)	4,347	(28.2)
Inter-segment eliminations	409	966	(557)	(57.7)
AOCF	$167,107	$150,166	$16,941	11.3%
National Networks AOCF increased due to an increase in revenues, net of $77,010 partially offset by an increase in technical and operating expenses of $45,796 resulting primarily from an increase in program rights expense and an increase in selling and administrative expenses of $18,446. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit decreased primarily due to an increase in revenues, net of $66,156, partially offset by an increase in technical and operating expenses of $28,548 and an increase in selling and administrative expenses of $33,621 due principally to the inclusion of the results of the Chellomedia acquisition from the acquisition date.
Interest expense, net
The increase in interest expense, net of $2,315 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was attributable to the following:

Higher average debt balances	$2,955
Change in fair value of interest rate swap contracts	(498)
Increase in interest income	(88)
Other	(54)
$2,315
Miscellaneous, net
The increase in miscellaneous, net expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily the result of $2,643 of foreign currency transaction losses from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, and a realized loss of $1,754 related to foreign currency option contracts which prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, were settled with the counterparties.
Income tax expense
For the three months ended March 31, 2014, income tax expense attributable to continuing operations was $39,105, representing an effective tax rate of 35%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,889, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,888, tax benefit from the domestic production activities deduction of $2,777, tax expense of $3,334 relating to uncertain tax positions, including accrued interest, tax expense of $647 for an increase in valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $1,017 for the effect of acquisition costs and other items. We expect our effective tax rate to be approximately 36% for the current year.
Income taxes paid, net decreased by $80,196 to $2,834 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Such decrease was a result of the VOOM HD settlement agreement, as discussed in our 2013 Form 10-K, which increased tax payments in the first quarter of 2013 by approximately $81,000.
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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. Our principal use of cash in 2014 related to the acquisition of Chellomedia. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2014. Historically, our businesses have not required significant capital expenditures; however, we have invested in our infrastructure as a stand-alone public company. As of March 31, 2014, our consolidated cash and cash equivalents balance includes approximately $38,900 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
Our revolving credit facility of $500,000 remains undrawn at March 31, 2014. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2014.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the three months ended March 31:

	2014	2013
Continuing operations:
Cash flow provided by (used in) operating activities	$74,599	$(37,829)
Cash flow used in investing activities	(998,745)	(7,346)
Cash flow provided by (used in) financing activities	578,109	(10,847)
Net decrease in cash from continuing operations	(346,037)	(56,022)
Discontinued operations:
Net decrease in cash flow from discontinued operations	$(485)	$—
Continuing Operations
Operating Activities
Net cash provided by (used in) operating activities amounted to $74,599 for the three months ended March 31, 2014 as compared to $(37,829) for the three months ended March 31, 2013. The March 31, 2014 net cash provided by operating activities resulted from $263,757 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $185,447, and a cash use of $3,711 resulting from the change in other assets and liabilities.
Cash flows from operating activities for the three months ended March 31, 2014 is not necessarily indicative of what we expect for the remainder of 2014 due to various factors, including the timing of our cash investments in our original programming and the timing of income tax payments.
Net cash used in operating activities for the three months ended March 31, 2013 resulted from $215,623 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items which was more than offset by payments for program rights of $93,892, a decrease in income taxes payable of $80,903 a decrease in accounts payable, accrued expenses and other liabilities of $42,781, an increase in accounts receivable, trade of $16,504, a net decrease in deferred revenue of $12,424 as well as a net increase in other net assets of $6,948.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $998,745 and $7,346, respectively, which primarily related to the payment for the acquisition of Chellomedia, net of cash acquired of $993,210 for the three months ended March 31, 2014 and capital expenditures of $6,189 and $8,003 for the three months ended March 31, 2014 and 2013, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $578,109 for the three months ended March 31, 2014 as compared to $(10,847) for the three months ended March 31, 2013. For the three months ended March 31, 2014, financing activities consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price, the excess tax benefits from share-based compensation arrangements of $4,520 and proceeds from stock option exercises of $843, partially offset by cash paid for the acquisition of restricted shares of $17,804, payments for financing costs of $9,036 and principal payments on capital leases of $414.
Net cash used in financing activities amounted to $10,847 for the three months ended March 31, 2013. For the three months ended March 31, 2013, financing activities consisted of cash paid for the acquisition of restricted shares of $11,950, payments for financing costs of $530 and principal payments on capital leases of $375, partially offset by proceeds from stock option exercises of $675 and the excess tax benefits from share-based compensation arrangements of $1,333.
Discontinued Operations
The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $485 for the three months ended March 31, 2014.

Contractual Obligations
As of March 31, 2014, our contractual obligations not reflected on the consolidated balance sheet increased approximately $152,422 to approximately $481,661 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations at Chellomedia, including approximately $110,615 and $64,957 for program rights and transmission obligations, respectively.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2013 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2013 Form 10-K. Other than the acquisition method of accounting discussed below, there have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2013.
Acquisition Method of Accounting
We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values.  The excess purchase price over fair value is recorded as goodwill.  In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.
Annual Impairment Test of Goodwill and Identifiable Indefinite-Lived Intangible Assets
The following discussion has been included to provide the results of our annual impairment test of goodwill and identifiable indefinite-lived intangible assets performed as of the end of February 2014 as well as a discussion of the critical estimates inherent in assessing the recoverability of goodwill and identifiable indefinite-lived intangible assets.
Based on our annual impairment test for goodwill as of the end of February 2014, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for each reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of each reporting unit over its respective carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows.
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
Based on the Company's annual impairment test for identifiable indefinite-lived intangible assets as of the end of February 2014, no impairment charge was required. The Company’s indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.

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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. ASU 2014-08 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2014, the fair value of our fixed rate debt of $1,386,750 was more than its carrying value of $1,279,364 by $107,386. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2014 would increase the estimated fair value of our fixed rate debt by approximately $49,800 to approximately $1,436,600.
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
As of March 31, 2014, we had $2,757,763 of debt outstanding (excluding capital leases), of which $1,478,399 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2014, we had interest rate swap contracts outstanding with notional amounts aggregating $679,063. The aggregate fair value of interest rate swap contracts at March 31, 2014 was a liability of $11,070 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 71% of the Company’s debt (excluding capital leases) as of March 31, 2014 is effectively fixed (46% being fixed rate obligations and 25% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $(3,999) of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At March 31, 2014, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2014 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
To manage foreign currency exchange rate risk, we enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.

Historically, our exposure to foreign currency fluctuations has been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-funcional currency risk), such as programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
As of December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 for the three months ended March 31, 2014. Such amount is included in miscellaneous, net in the consolidated statement of income.
The Company recognized $2,643 of foreign currency transaction losses, net for the three months ended March 31, 2014, which is resulting from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statement of income.
For periods subsequent to the acquisition of Chellomeda, we expect the exposure to foreign currency fluctuations will have a more significant impact on our financial position and results of operations.
We also are exposed to fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive income (loss) and equity with respect to our holdings solely as a result of changes in foreign currency exchange rates.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
On January 31, 2014, the Company acquired Chellomedia (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the quarter ended March 31, 2014, except as noted above, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2013 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 12, Commitments and Contingencies to the consolidated financial statements included in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	—	$—	N/A	N/A
February 1, 2014 to February 28, 2014	957	$64.67	N/A	N/A
March 1, 2014 to March 31, 2014	230,032	$77.13	N/A	N/A
Total	230,989	$77.08	N/A
During the first quarter of 2014, certain restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 230,989 shares, with an aggregate value of approximately $17.8 million, were surrendered to the Company. The 230,989 acquired shares have been classified as treasury stock.
The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.	Exhibits.

(a)	Index to Exhibits.

10.1
Amended and Restated Employment Agreement dated April 24, 2014, between AMC Networks, Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014).

10.2
Restricted Stock Units Agreement dated April 25, 2014, between AMC Networks, Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2014).

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

AMC Networks Inc.

Date:	May 8, 2014	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer