Form 10-Q
period 2014-06-30
AMC Networks Inc.
filed 2014-08-07
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of August 1, 2014:

Class A Common Stock par value $0.01 per share	60,599,687
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$283,992	$521,951
Accounts receivable, trade (less allowance for doubtful accounts of $1,799 and $931)	518,112	378,831
Amounts due from related parties, net	4,044	4,774
Current portion of program rights, net	398,563	317,922
Prepaid expenses and other current assets	57,606	65,512
Deferred tax asset, net	29,584	15,668
Assets held for sale	18,709	—
Total current assets	1,310,610	1,304,658
Property and equipment, net of accumulated depreciation of $179,433 and $164,865	130,040	71,068
Program rights, net	971,456	853,516
Amounts due from related parties, net	1,935	2,096
Deferred carriage fees, net	51,781	44,032
Intangible assets, net	498,361	209,552
Goodwill	601,921	76,748
Other assets	119,746	75,019
Total assets	$3,685,850	$2,636,689
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$131,932	$48,126
Accrued liabilities	127,388	131,290
Current portion of program rights obligations	261,274	210,190
Deferred revenue	43,220	23,429
Current portion of long-term debt	37,000	—
Current portion of capital lease obligations	2,834	1,718
Liabilities held for sale	17,632	—
Total current liabilities	621,280	414,753
Program rights obligations	490,499	449,587
Long-term debt	2,721,353	2,157,183
Capital lease obligations	29,038	12,387
Deferred tax liability, net	124,280	95,275
Other liabilities	95,489	78,755
Total liabilities	4,081,939	3,207,940
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,735,126 and 61,692,561 shares issued and 60,599,187 and 60,794,114 shares outstanding, respectively	617	617
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	84,168	64,731
Accumulated deficit	(472,664)	(602,686)
Treasury stock, at cost (1,135,939 and 898,447 shares Class A Common Stock, respectively)	(47,605)	(29,801)
Accumulated other comprehensive income (loss)	6,792	(4,495)
Total AMC Networks stockholders’ deficiency	(428,577)	(571,519)
Noncontrolling interests	32,488	268
Total stockholders’ deficiency	(396,089)	(571,251)
Total liabilities and stockholders’ deficiency	$3,685,850	$2,636,689
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net (including revenues, net from related parties of $7,525, $8,127, $15,214 and $16,268, respectively)	$522,093	$379,322	$1,046,647	$761,283
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $0, $155, $0 and $310 respectively)	232,044	137,656	449,215	274,335
Selling, general and administrative (including charges from related parties of $890, $1,428, $1,549 and $2,222, respectively)	141,890	108,978	287,246	208,431
Restructuring expense	1,153	—	1,153	—
Depreciation and amortization	17,531	18,308	31,925	36,653
Litigation settlement gain	—	(132,944)	—	(132,944)
	392,618	131,998	769,539	386,475
Operating income	129,475	247,324	277,108	374,808
Other income (expense):
Interest expense	(33,923)	(27,768)	(65,695)	(57,137)
Interest income	318	169	659	422
Miscellaneous, net	869	(144)	(4,241)	(346)
	(32,736)	(27,743)	(69,277)	(57,061)
Income from continuing operations before income taxes	96,739	219,581	207,831	317,747
Income tax expense	(36,559)	(83,850)	(75,664)	(120,499)
Income from continuing operations	60,180	135,731	132,167	197,248
Loss from discontinued operations, net of income taxes	(1,732)	—	(2,482)	—
Net income including noncontrolling interests	58,448	135,731	129,685	197,248
Net loss attributable to noncontrolling interests	207	—	337	—
Net income attributable to AMC Networks’ stockholders	$58,655	$135,731	$130,022	$197,248

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.84	$1.90	$1.84	$2.76
Loss from discontinued operations	$(0.02)	$—	$(0.03)	$—
Net income	$0.81	$1.90	$1.81	$2.76

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.83	$1.87	$1.83	$2.72
Loss from discontinued operations	$(0.02)	$—	$(0.03)	$—
Net income	$0.81	$1.87	$1.80	$2.72

Weighted average common shares:
Basic weighted average common shares	72,043	71,568	71,910	71,430
Diluted weighted average common shares	72,802	72,643	72,343	72,613
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$58,448	$135,731	$129,685	$197,248
Other comprehensive income:
Foreign currency translation adjustment	4,502	—	10,052	—
Unrealized gain on interest rate swaps	1,171	2,260	1,957	4,112
Other comprehensive income, before income taxes	5,673	2,260	12,009	4,112
Income tax expense	(432)	(838)	(722)	(1,525)
Other comprehensive income, net of income taxes	5,241	1,422	11,287	2,587
Comprehensive income	63,689	137,153	140,972	199,835
Comprehensive loss attributable to noncontrolling interests	207	—	337	—
Comprehensive income attributable to AMC Networks’ stockholders	$63,896	$137,153	$141,309	$199,835
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$129,685	$197,248
Loss from discontinued operations	2,482	—
Loss attributable to noncontrolling interests	337	—
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	31,925	36,653
Share-based compensation expense related to equity classified awards	13,839	9,941
Amortization and write-off of program rights	291,467	202,076
Amortization of deferred carriage fees	5,501	5,158
Unrealized foreign transaction gain	(1,338)	17
Unrealized gain on derivative contracts, net	(1,038)	(2,796)
Amortization of deferred financing costs and discounts on indebtedness	4,205	3,665
Bad debt expense (recoveries)	1,095	(32)
Deferred income taxes	5,300	138,479
Excess tax benefits from share-based compensation arrangements	(4,708)	(2,893)
Other, net	(339)	(657)
Changes in assets and liabilities:
Accounts receivable, trade	(4,326)	(15,295)
Amounts due from/to related parties, net	891	2,519
Prepaid expenses and other assets	35,989	(20,616)
Program rights and obligations, net	(336,284)	(241,658)
Income taxes payable	11,992	(113,025)
Deferred revenue	19,867	(318,806)
Deferred carriage fees and deferred carriage fees payable, net	(13,110)	(406)
Accounts payable, accrued expenses and other liabilities	(15,981)	(20,094)
Net cash provided by (used in) operating activities	177,451	(140,522)
Cash flows from investing activities:
Capital expenditures	(18,755)	(13,670)
Payment for acquisition of a business, net of cash acquired	(993,210)	—
Proceeds from insurance settlements	654	657
Net cash used in investing activities	(1,011,311)	(13,013)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—
Payments for financing costs	(9,266)	(532)
Purchase of treasury stock	(17,804)	(11,950)
Proceeds from stock option exercises	925	1,551
Excess tax benefits from share-based compensation arrangements	4,708	2,893
Principal payments on capital lease obligations	(1,312)	(760)
Distributions from noncontrolling interests	835	—
Net cash provided by (used in) financing activities	578,086	(8,798)
Net decrease in cash and cash equivalents from continuing operations	(255,774)	(162,333)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,719)	—
Net decrease in cash and cash equivalents from discontinued operations	(2,719)	—
Effect of exchange rate changes on cash and cash equivalents	20,534	—
Cash and cash equivalents at beginning of period	521,951	610,970
Cash and cash equivalents at end of period	$283,992	$448,637
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
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global) are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.
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

•
International and Other: Principally includes AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), the Company’s international programming businesses; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC (formerly Chello DMC), the broadcast solutions unit of certain networks of AMC Networks International; and various developing on-line content distribution initiatives. AMC Networks International consists of a portfolio of programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa.

Basis of Presentation
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of AMC Networks and its majority-owned subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and notes required for complete annual financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) filed with the SEC.
The condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, in the opinion of management, such condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and long-lived intangible assets and income taxes.
Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia. Accordingly, the assets and liabilities of Atmedia are classified as held for sale in the condensed consolidated balance sheet as of June 30, 2014 and the operating results have been classified as discontinued operations in the condensed consolidated statements of income for the three and six months ended June 30, 2014 (see Note 4).
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. ASU 2014-08 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements.
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.
In June 2014, the FASB and IASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements.
Note 2. Acquisition of Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.0 billion), subject to adjustments for working capital, cash, and indebtedness acquired and for the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

purchase of certain equity method investments. AMC Networks funded the purchase price with cash on hand and also borrowed an additional of $600 million under its term loan A facility (see Note 8).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, Chello DMC (the broadcast solutions unit), and Atmedia (the advertising sales unit). The acquisition provides the Company with the opportunity to accelerate and enhance its international expansion strategy. The Company views this international opportunity as one that has the potential to provide long-term growth and value.
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
The acquisition accounting for Chellomedia as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of intangible assets, property and equipment, noncontrolling interests acquired and income taxes.
The following table summarizes the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values was allocated to goodwill.

Consideration Transferred (1):
Cash, net of cash acquired	$993,210

Preliminary purchase price allocation:
Accounts receivable, trade	133,200
Program rights	93,505
Prepaid expenses and other current assets	27,634
Deferred tax asset, net	25,318
Property and equipment	42,852
Intangible assets	296,300
Assets held for sale	18,927
Other assets	28,270
Accounts payable	(21,627)
Accrued liabilities	(45,833)
Program rights obligations	(31,984)
Deferred tax liability, net	(24,590)
Liabilities held for sale	(18,130)
Other liabilities	(13,996)
Noncontrolling interests acquired	(30,873)
Fair value of net assets acquired	478,973
Goodwill	514,237
$993,210
(1) The cash consideration transferred is subject to adjustments in future periods for working capital, net debt acquired and for certain equity method investments that were not acquired at the acquisition date.
The following unaudited pro forma financial information is based on the historical condensed consolidated financial statements of AMC Networks and the historical combined financial statements of Chellomedia and is intended to provide

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

information about how the acquisition of Chellomedia and related financing may have affected AMC Networks' historical condensed consolidated financial statements if they had closed as of January 1, 2013. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement (see Note 8), estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

	2014	2013
	Pro Forma Financial Information for the Six Months Ended June 30,	Pro Forma Financial Information for the Three Months Ended June 30,	Pro Forma Financial Information for the Six Months Ended June 30,
Revenues, net	$1,075,744	$469,172	$936,888
Income from continuing operations, net of income taxes	$132,602	$136,357	$199,495
Net income per share, basic	$1.84	$1.91	$2.79
Net income per share, diluted	$1.83	$1.88	$2.75
Revenues and operating income attributable to Chellomedia of $167,470 and $21,858, respectively (excluding the discontinued operations of Chellomedia's advertising sales unit, Atmedia), are included in the condensed consolidated statement of income from the acquisition date, January 31, 2014 to June 30, 2014. Acquisition related costs of $14,139 (of which, $1,853 are included in the operating results of Chellomedia from the acquisition date to June 30, 2014) were incurred during the six months ended June 30, 2014 and are included in selling, general and administrative expense.
Note 3. Net Income per Share
The condensed consolidated statements of income present basic and diluted net income per share (“EPS”). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks stock options (including those held by directors and employees of related parties of the Company) and AMC Networks restricted shares/units (including those held by employees of related parties of the Company).
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	72,043,000	71,568,000	71,910,000	71,430,000
Effect of dilution:
Stock options	231,000	294,000	120,000	314,000
Restricted shares/units	528,000	781,000	313,000	869,000
Diluted weighted average common shares outstanding	72,802,000	72,643,000	72,343,000	72,613,000
As of June 30, 2014, approximately 326,000 restricted share units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive. Approximately 476,000 and 80,000 restricted shares/units for the three and six months ended June 30, 2014 and June 30, 2013, respectively have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards had not yet been satisfied in each of the respective periods.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia. Accordingly, the assets and liabilities of Atmedia are classified as held for sale in the condensed consolidated balance sheet as of June 30, 2014 and the operating results have been classified as discontinued operations in the condensed consolidated statement of income from the acquisition date, January 31, 2014 to June 30, 2014.
Assets and liabilities of discontinued operations are summarized below:

Accounts receivable, trade	$15,085
Prepaid expenses and other current assets	1,735
Property and equipment, net of accumulated depreciation	1,808
Deferred taxes	81
Assets held for sale	$18,709

Accounts payable	$12,653
Accrued liabilities	4,676
Deferred revenue	90
Deferred tax liability, net	77
Other liabilities	136
Liabilities held for sale	$17,632
The operating results of discontinued operations from the acquisition date, January 31, 2014 to June 30, 2014 are summarized below:

	Three Months Ended June 30, 2014	Five Months Ended June 30, 2014
Revenues, net	$11,533	$18,171

Loss before income taxes	(806)	(1,690)
Income tax expense	(926)	(792)
Loss from discontinued operations	$(1,732)	$(2,482)
Note 5. Property and Equipment
During the six months ended June 30 2014, AMC Networks International entered into leases relating to satellite equipment which were recorded as capital leases. At June 30, 2014, the gross amount of satellite equipment is $34,162 and the related accumulated amortization recorded under capital leases is $9,865.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 6. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2013	$76,748	$—	$76,748
Additions—business acquisition	—	514,237	514,237
Amortization of "second component" goodwill	(1,278)	—	(1,278)
Foreign currency translation	—	12,214	12,214
June 30, 2014	$75,470	$526,451	$601,921
The increase in the carrying amount of goodwill for the International and Other operating segment relates to the acquisition of Chellomedia (see Note 2).
The reduction of $1,278 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

	June 30, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$486,229	$(66,417)	$419,812
Trade names	59,934	(1,294)	58,640
Other amortizable intangible assets	644	(635)	9
Total amortizable intangible assets	546,807	(68,346)	478,461
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$566,707	$(68,346)	$498,361

	December 31, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate relationships	$243,600	$(53,971)	$189,629
Other amortizable intangible assets	644	(621)	23
Total amortizable intangible assets	244,244	(54,592)	189,652
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$264,144	$(54,592)	$209,552
Affiliate and customer relationships (with estimated useful lives between 12-25 years), trade names (with estimated useful lives of 20 years) and goodwill increased as a result of the acquisition of Chellomedia and are based on current estimates and currently available information, and are subject to revision based on final determinations of fair value (see Note 2).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2014 and 2013 was $13,792 and $25,044, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2014	$28,835
2015	30,556
2016	30,556
2017	30,556
2018	30,556
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 7. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Interest	$28,529	$27,770
Employee related costs	70,988	88,512
Other accrued expenses	27,871	15,008
Total accrued liabilities	$127,388	$131,290
Note 8. Debt
Debt consists of:

	June 30, 2014	December 31, 2013
Senior Secured Credit Facility: (a)
Term loan A facility	$1,480,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,780,000	2,180,000
Unamortized discount	(21,647)	(22,817)
Long-term debt, net	2,758,353	2,157,183
Current portion of long-term debt	37,000	—
Noncurrent portion of long-term debt	$2,721,353	$2,157,183

(a)	The Company’s $500,000 revolving credit facility remains undrawn at June 30, 2014. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
In connection with the subsequent $600,000 term loan A facility, AMC Networks incurred deferred financing costs of $9,266 in 2014, which is amortized to interest expense, utilizing the effective interest method.

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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At June 30, 2014:
Assets:
Cash equivalents (a)	$13,032	$—	$—	$13,032
Foreign currency forward exchange contracts	$—	$3,087	$—	$3,087
Liabilities:
Interest rate swap contracts	$—	$10,022	$—	$10,022
Foreign currency forward exchange contracts	$—	$2,413	$—	$2,413

At December 31, 2013:
Assets:
Cash equivalents (a)	$63,029	$—	$—	$63,029
Foreign currency option contracts	$—	$2,577	$—	$2,577
Liabilities:
Interest rate swap contracts	$—	$12,713	$—	$12,713

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.
The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency contracts (see Note 10 below) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,486	$1,483,700
7.75% Notes due July 2021	689,065	782,250
4.75% Notes due December 2022	590,802	600,000
	$2,758,353	$2,865,950

	December 31, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$878,315	$876,700
7.75% Notes due July 2021	688,497	787,500
4.75% Notes due December 2022	590,371	571,500
	$2,157,183	$2,235,700
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of June 30, 2014, the Company had interest rate swap contracts outstanding with notional amounts aggregating $657,875, which consists of interest rate swap contracts with notional amounts of $457,875 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At June 30, 2014, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
Foreign Currency Exchange Rate Risk
To manage foreign currency exchange rate risk, the Company enters into foreign currency contracts from time to time with financial institutions to limit the exposure to fluctuations in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative or trading purposes.
Historically, the Company's exposure to foreign currency fluctuations has been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. During 2013, in order to mitigate the foreign currency exchange rate risk in fluctuations in the euro denominated purchase price of Chellomedia, the Company purchased euros and entered into foreign currency option contracts. At December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 included in miscellaneous, net in the condensed consolidated statement of income for the six months ended June 30, 2014.
In connection with the acquisition of Chellomedia, the Company acquired certain contracts that are settled in currencies other than the functional or local currencies of the contracting parties.  Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element.  Hedge accounting is not applied to the embedded foreign currency derivative element and changes in their fair values are included in miscellaneous, net in the condensed consolidated statement of income.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Other liabilities	$4,751	$7,136
Derivatives not designated as hedging instruments:
Assets:
Foreign currency option contracts	Prepaid expenses and other current assets	—	2,577
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	855	—
Foreign currency derivatives	Other assets	2,232	—
Liabilities:
Interest rate swap contracts	Other liabilities	5,271	5,577
Foreign currency derivatives	Accrued liabilities	1,332	—
Foreign currency derivatives	Other liabilities	1,081	—
Total derivatives		$15,522	$15,290

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(340)	$348	Interest expense	$(1,512)	$(1,912)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2014 and 2013.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(636)	$289	Interest expense	$(2,593)	$(3,823)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2014 and 2013.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(769)	$1,431	$(1,024)	$1,510
Foreign currency option contracts	Miscellaneous, net	—	—	(1,754)	—
Foreign currency derivatives	Miscellaneous, net	182	—	(268)	—
Total		$(587)	$1,431	$(3,046)	$1,510

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 11. Leases
Capital Leases
Future minimum capital lease payments as of June 30, 2014 are as follows:

2014	$3,093
2015	6,187
2016	6,187
2017	6,187
2018	6,187
Thereafter	23,219
Total minimum lease payments	51,060
Less amount representing interest (at 9.3%-12%)	(19,188)
Present value of net minimum future capital lease payments	31,872
Less principal portion of current installments	(2,834)
Long-term portion of obligations under capital leases	$29,038
Note 12. Income Taxes
For the three and six months ended June 30, 2014, income tax expense attributable to continuing operations was $36,559 and $75,664, respectively, representing an effective tax rate of 38% and 36%, respectively. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $1,914 and $3,803, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,303 and $7,190, tax expense of $3,090 and $6,424 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,647 and $5,424, tax expense of $2,512 and $3,159 resulting from an increase in the valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $1,134 and $2,151 for the effect of acquisition costs and other items for the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2013, income tax expense attributable to continuing operations was $83,850 and $120,499, respectively, representing an effective tax rate of 38% for both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $4,687 and $6,709, for the three and six months ended June 30, 2013, tax expense of $2,334 resulting from an increase in the valuation allowance with regard to foreign tax credit carry forwards for both the three and six months ended June 30, 2013, partially offset by a tax benefit of $1,027 related to uncertain tax positions, including accrued interest, for the three months ended June 30, 2013.
At June 30, 2014, the Company had foreign tax credit carry forwards of approximately $30,000, expiring on various dates from 2014 through 2024. For the six months ended June 30, 2014, excess tax benefits of $4,708 relating to share-based compensation awards and $807 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
The City of New York is currently auditing the Company's Unincorporated Business Tax Return for 2008 through 2011. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011. Under the Company's Tax Disaffiliation Agreement with Cablevision Systems Corporation ("Cablevision"), Cablevision is liable for all income taxes of the Company for periods prior to the Distribution except for New York City Unincorporated Business Tax.
Note 13. Commitments
As of June 30, 2014, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased approximately $213,758 to approximately $542,997 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations at AMC Networks International, including approximately $104,546 and $68,188 for program rights and transmission obligations, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 14. Equity Plans
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
On April 25, 2014, AMC Networks granted 353,757 restricted stock units to an executive officer under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan which vest on December 31, 2020 and include the achievement of certain performance targets by the Company.
On June 10, 2014, AMC Networks granted 23,634 restricted stock units under the Amended and Restated 2011 Non-Employee Director Plan to non-employee directors that vested on the date of grant.
During the six months ended June 30, 2014, 566,328 restricted shares of AMC Networks Class A common stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 230,989 of these shares, with an aggregate value of $17,804, were surrendered to the Company. These acquired shares, as well as 6,503 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2014 was $8,760 and $13,839, respectively and $5,604 and $9,941 for the three and six months ended June 30,2013, respectively.
As of June 30, 2014, there was $72,605 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 3.6 years.
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $7,525 and $8,127 for the three months ended June 30, 2014 and 2013, respectively. Revenues, net from related parties amounted to $15,214 and $16,268 for the six months ended June 30, 2014 and 2013, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $155 and $310 for the three and six months ended and June 30, 2013, respectively; there were no amounts charged for the three and six months ended June 30, 2014, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $890 and $1,428 for the three months ended June 30, 2014 and 2013, respectively. Selling, general and administrative expenses with its related parties amounted to $1,549 and $2,222 for the six months ended June 30, 2014 and 2013, respectively.
As more fully described in our 2013 Form 10-K, DISH Network L.L.C. (“DISH Network”), VOOM HD Holdings LLC (“VOOM HD”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision Systems Corporation, entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network. In connection with the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with certain subsidiaries of the Company that provided for the carriage of AMC, IFC, SundanceTV and WE tv. In addition, DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company (“Settlement Funds”), which

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

was initially distributed equally to each of the Company and Cablevision, pending a determination of the allocation of the settlement proceeds.
In April 2013, Cablevision and the Company entered into an agreement (the “DISH Networks Proceeds Allocation Agreement”) whereby the Company paid to Cablevision $175,000 of the settlement proceeds. Additionally, during the second quarter of 2013, the Company recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment, representing the deferred litigation settlement proceeds liability of approximately $307,944 recorded in the condensed consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision.
Note 16. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Six Months Ended June 30,
	2014	2013
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations and related assets	19,036	865
Capital expenditures incurred but not yet paid	656	945
Supplemental Data:
Cash interest paid — continuing operations	61,300	56,320
Income taxes paid, net — continuing operations	32,187	111,889
Note 17. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$—	$(4,495)	$(4,495)	$(8,446)	$(8,446)
Other comprehensive loss before reclassifications	10,052	(636)	9,416	289	289
Amounts reclassified from accumulated other comprehensive loss	—	2,593	2,593	3,823	3,823
Net current-period other comprehensive income, before income taxes	10,052	1,957	12,009	4,112	4,112
Income tax expense	—	(722)	(722)	(1,525)	(1,525)
Net current-period other comprehensive income, net of income taxes	10,052	1,235	11,287	2,587	2,587
Ending Balance	$10,052	$(3,260)	$6,792	$(5,859)	$(5,859)
Amounts reclassified to net earnings for gains and losses on cash flow hedges are included in interest expense in the condensed consolidated statements of income.
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
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.

	Three Months Ended June 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$163,836	$16,475	$—	$180,311
Distribution	234,168	108,125	(511)	341,782
Consolidated revenues, net	$398,004	$124,600	$(511)	$522,093
Adjusted operating cash flow	$136,918	$19,537	$464	$156,919
Depreciation and amortization	(5,046)	(12,485)	—	(17,531)
Share-based compensation expense	(6,624)	(2,136)	—	(8,760)
Restructuring expense	$—	$(1,153)	$—	$(1,153)
Operating income	$125,248	$3,763	$464	$129,475

	Three Months Ended June 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$147,243	$—	$—	$147,243
Distribution	218,752	13,389	(62)	232,079
Consolidated revenues, net	$365,995	$13,389	$(62)	$379,322
Adjusted operating cash flow (deficit)	$151,195	$(13,976)	$1,073	$138,292
Depreciation and amortization	(15,177)	(3,131)	—	(18,308)
Share-based compensation expense	(4,951)	(653)	—	(5,604)
Litigation settlement gain	$—	$132,944	$—	$132,944
Operating income	$131,067	$115,184	$1,073	$247,324

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$371,739	$24,489	$—	$396,228
Distribution	474,945	176,689	(1,215)	650,419
Consolidated revenues, net	$846,684	$201,178	$(1,215)	$1,046,647
Adjusted operating cash flow	$314,664	$8,488	$873	$324,025
Depreciation and amortization	(9,953)	(21,972)	—	(31,925)
Share-based compensation expense	(10,789)	(3,050)	—	(13,839)
Restructuring expense	$—	$(1,153)	$—	$(1,153)
Operating income	$293,922	$(17,687)	$873	$277,108
Capital expenditures	$7,204	$11,551	$—	$18,755

	Six Months Ended June 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$311,203	$—	$—	$311,203
Distribution	426,463	23,810	(193)	450,080
Consolidated revenues, net	$737,666	$23,810	$(193)	$761,283
Adjusted operating cash flow (deficit)	$315,790	$(29,372)	$2,040	$288,458
Depreciation and amortization	(30,476)	(6,177)	—	(36,653)
Share-based compensation expense	(8,735)	(1,206)	—	(9,941)
Litigation settlement gain	$—	$132,944	$—	$132,944
Operating income	$276,579	$96,189	$2,040	$374,808
Capital expenditures	$4,698	$8,972	$—	$13,670
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Inter-segment revenues
National Networks	$(316)	$(80)	$(990)	$(80)
International and Other	(195)	18	(225)	(113)
	$(511)	$(62)	$(1,215)	$(193)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes revenue based on customer location:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue
United States	$383,610	$832,760
Europe	107,231	157,014
Other	31,252	56,873
	$522,093	$1,046,647
The table below summarizes property and equipment based on asset location:

June 30, 2014
Property and Equipment
United States	$72,765
Europe	36,924
Other	20,351
$130,040
Prior to the acquisition of Chellomedia, substantially all revenues and assets of the Company were attributed to or located in the U.S.
Note 19. Condensed Consolidating Financial Statements
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Balance Sheet
June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,984	$193,965	$88,043	$—	$283,992
Accounts receivable, trade (less allowance for doubtful accounts)	—	378,853	139,259	—	518,112
Amounts due from related parties, net	—	4,044	—	—	4,044
Current portion of program rights, net	—	336,866	61,697	—	398,563
Prepaid expenses, other current assets and intercompany receivable	22,503	52,770	12,019	(29,686)	57,606
Deferred tax asset, net	24,491	—	5,093	—	29,584
Assets held for sale	—	—	18,709	—	18,709
Total current assets	48,978	966,498	324,820	(29,686)	1,310,610
Property and equipment, net of accumulated depreciation	—	73,102	56,938	—	130,040
Investment in affiliates	1,722,171	963,675	—	(2,685,846)	—
Program rights, net	—	920,485	50,971	—	971,456
Amounts due from related parties, net	—	1,935	—	—	1,935
Long-term intercompany receivable	706,190	122,208	—	(828,398)	—
Deferred carriage fees, net	—	49,406	2,375	—	51,781
Intangible assets, net	—	204,666	293,695	—	498,361
Goodwill	—	75,470	526,451	—	601,921
Other assets	30,018	40,910	48,818	—	119,746
Total assets	$2,507,357	$3,418,355	$1,304,068	$(3,543,930)	$3,685,850
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$55	$68,143	$63,734	$—	$131,932
Accrued liabilities and intercompany payable	32,148	103,182	21,744	(29,686)	127,388
Current portion of program rights obligations	—	224,870	36,404	—	261,274
Deferred revenue	—	40,282	2,938	—	43,220
Current portion of long-term debt	37,000	—	—	—	37,000
Current portion of capital lease obligations	—	2,149	685	—	2,834
Liabilities held for sale	—	—	17,632	—	17,632
Total current liabilities	69,203	438,626	143,137	(29,686)	621,280
Program rights obligations	—	488,150	2,349	—	490,499
Long-term debt	2,721,353	—	—	—	2,721,353
Capital lease obligations	—	13,162	15,876	—	29,038
Deferred tax liability, net	108,906	—	15,374	—	124,280
Long-term intercompany payable	—	706,190	122,208	(828,398)	—
Other liabilities	31,148	50,642	13,699	—	95,489
Total liabilities	2,930,610	1,696,770	312,643	(858,084)	4,081,939
Commitments and contingencies
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(423,253)	1,722,171	958,351	(2,685,846)	(428,577)
Total AMC Networks stockholders’ (deficiency) equity	(423,253)	1,722,171	958,351	(2,685,846)	(428,577)
Noncontrolling interests	—	(586)	33,074	—	32,488
Total Stockholders' (deficiency) equity	(423,253)	1,721,585	991,425	(2,685,846)	(396,089)
Total liabilities and stockholders’ (deficiency) equity	$2,507,357	$3,418,355	$1,304,068	$(3,543,930)	$3,685,850

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Income
Three Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$412,773	$109,320	$—	$522,093
Operating expenses:
Technical and operating	—	175,522	56,522	—	232,044
Selling, general and administrative	—	114,963	26,917	10	141,890
Restructuring expense	—	—	1,153	—	1,153
Depreciation and amortization	—	8,511	9,020	—	17,531
	—	298,996	93,612	10	392,618
Operating income	—	113,777	15,708	(10)	129,475
Other income (expense):
Interest expense, net	(19,953)	(12,213)	(1,439)	—	(33,605)
Share of affiliates income	115,703	9,663	—	(125,366)	—
Miscellaneous, net	(4,500)	6,461	(1,102)	10	869
	91,250	3,911	(2,541)	(125,356)	(32,736)
Income from continuing operations before income taxes	91,250	117,688	13,167	(125,366)	96,739
Income tax expense	(32,595)	(2,417)	(1,547)	—	(36,559)
Income from continuing operations	58,655	115,271	11,620	(125,366)	60,180
Loss from discontinued operations, net of income taxes	—	—	(1,732)	—	(1,732)
Net income including noncontrolling interest	58,655	115,271	9,888	(125,366)	58,448
Net (income) loss attributable to noncontrolling interests	—	432	(225)	—	207
Net income attributable to AMC Networks' stockholders	$58,655	$115,703	$9,663	$(125,366)	$58,655

Condensed Consolidated Statement of Income
Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$872,861	$173,786	$—	$1,046,647
Operating expenses:
Technical and operating	—	356,972	92,243	—	449,215
Selling, general and administrative	—	241,340	45,896	10	287,246
Restructuring expense	—	—	1,153	—	1,153
Depreciation and amortization	—	16,720	15,205	—	31,925
	—	615,032	154,497	10	769,539
Operating income	—	257,829	19,289	(10)	277,108
Other income (expense):
Interest expense, net	(42,185)	(20,585)	(2,266)	—	(65,036)
Share of affiliates income	238,876	6,070	—	(244,946)	—
Miscellaneous, net	1,842	(334)	(5,759)	10	(4,241)
	198,533	(14,849)	(8,025)	(244,936)	(69,277)
Income from continuing operations before income taxes	198,533	242,980	11,264	(244,946)	207,831
Income tax expense	(68,511)	(4,958)	(2,195)	—	(75,664)
Income from continuing operations	130,022	238,022	9,069	(244,946)	132,167
Loss from discontinued operations, net of income taxes	—	—	(2,482)	—	(2,482)
Net income including noncontrolling interest	130,022	238,022	6,587	(244,946)	129,685
Net (income) loss attributable to noncontrolling interests	—	854	(517)	—	337
Net income attributable to AMC Networks' stockholders	$130,022	$238,876	$6,070	$(244,946)	$130,022

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Comprehensive Income
Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$58,655	$115,271	$9,888	$(125,366)	$58,448
Other comprehensive income (loss):
Foreign currency translation adjustment	9,221	9,221	(4,719)	(9,221)	4,502
Unrealized gain on interest rate swaps	1,171	—	—	—	1,171
Other comprehensive income (loss), before income taxes	10,392	9,221	(4,719)	(9,221)	5,673
Income tax expense	(432)	—	—	—	(432)
Other comprehensive income (loss), net of income taxes	9,960	9,221	(4,719)	(9,221)	5,241
Comprehensive income	68,615	124,492	5,169	(134,587)	63,689
Comprehensive loss (income) attributable to noncontrolling interests	—	432	(225)	—	207
Comprehensive income attributable to AMC Networks' stockholders	$68,615	$124,924	$4,944	$(134,587)	$63,896

Condensed Consolidated Statement of Comprehensive Income
Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$130,022	$238,022	$6,587	$(244,946)	$129,685
Other comprehensive income (loss):
Foreign currency translation adjustment	15,374	15,374	(5,322)	(15,374)	10,052
Unrealized gain on interest rate swaps	1,957	—	—	—	1,957
Other comprehensive income (loss), before income taxes	17,331	15,374	(5,322)	(15,374)	12,009
Income tax expense	(722)	—	—	—	(722)
Other comprehensive income (loss), net of income taxes	16,609	15,374	(5,322)	(15,374)	11,287
Comprehensive income	146,631	253,396	1,265	(260,320)	140,972
Comprehensive loss (income) attributable to noncontrolling interests	—	854	(517)	—	337
Comprehensive income attributable to AMC Networks' stockholders	$146,631	$254,250	$748	$(260,320)	$141,309

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	153,255	141,858	37,951	(155,613)	177,451
Cash flows from investing activities:
Capital expenditures	(1,371)	(13,086)	(4,298)	—	(18,755)
(Increase) decrease to investment in affiliates	(38,589)	(161,166)	28,768	170,987	—
Payment for acquisition of a business, net of cash acquired	—	(1,009,286)	16,076	—	(993,210)
Proceeds from insurance settlements	—	654	—	—	654
Net cash (used in) provided by investing activities	(39,960)	(1,182,884)	40,546	170,987	(1,011,311)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Purchase of treasury stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	925	—	—	—	925
Excess tax benefits from share-based compensation arrangements	4,708	—	—	—	4,708
Principal payments on capital lease obligations	—	(865)	(447)	—	(1,312)
Long-term intercompany debt	(706,190)	706,190	—	—	—
Cash contributions from member	—	(5,100)	5,100	—	—
Distributions from noncontrolling interests	—	—	835	—	835
Net cash (used in) provided by financing activities	(127,627)	700,225	5,488	—	578,086
Net increase in cash and cash equivalents from continuing operations	(14,332)	(340,801)	83,985	15,374	(255,774)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,719)	—	(2,719)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,719)	—	(2,719)
Effect of exchange rate changes on cash and cash equivalents	15,374	15,374	5,160	(15,374)	20,534
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$1,984	$193,965	$88,043	$—	$283,992

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2013 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other. (See "Business Overview" section for discussion of the change in components of our operating segments).
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2014, as well as an analysis of our cash flows for the six months ended June 30, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2014 and December 31, 2013.
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
Business Overview
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014, the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global) are included in the International and Other operating segment. Operating segment information for the prior period has been recast to reflect these changes.
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

•
International and Other: Principally includes AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), the Company’s international programming businesses; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC (formerly Chello DMC), the broadcast solutions unit of certain networks of AMC Networks International; and various developing on-line content distribution initiatives. AMC Networks International consists of a portfolio of programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net
National Networks	$398,004	$365,995	$846,684	$737,666
International and Other	124,600	13,389	201,178	23,810
Inter-segment eliminations	(511)	(62)	(1,215)	(193)
Consolidated revenues, net	$522,093	$379,322	$1,046,647	$761,283
Operating income (loss)
National Networks	$125,248	$131,067	$293,922	$276,579
International and Other (a)	3,763	115,184	(17,687)	96,189
Inter-segment eliminations	464	1,073	873	2,040
Consolidated operating income	$129,475	$247,324	$277,108	$374,808
AOCF (deficit)
National Networks	$136,918	$151,195	$314,664	$315,790
International and Other	19,537	(13,976)	8,488	(29,372)
Inter-segment eliminations	464	1,073	873	2,040
Consolidated AOCF	$156,919	$138,292	$324,025	$288,458
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$129,475	$247,324	$277,108	$374,808
Share-based compensation expense	8,760	5,604	13,839	9,941
Restructuring expense	1,153	—	1,153	—
Depreciation and amortization	17,531	18,308	31,925	36,653
Litigation settlement gain	—	(132,944)	—	(132,944)
AOCF	$156,919	$138,292	$324,025	$288,458

Items Impacting Comparability
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
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, Chello DMC (the broadcast solutions unit), and Atmedia (the advertising sales unit). The acquisition provides us with the opportunity to accelerate and enhance our international expansion strategy. We view this international opportunity as one that has the potential to provide long-term growth and value. This acquisition has been included in our operating results since the acquisition date. (See Note 2 to the accompanying condensed consolidated financial statements). As part of our integration efforts, the operating businesses of Chellomedia have been rebranded and are now included in AMC Networks International and referred to as AMC Networks International - Central Europe (formerly Chello Central Europe), AMC Networks International - Latin America (formerly Chello Latin America), AMC Networks International - Iberia (formerly Chello Multicanal), AMC Networks International - Zone (formerly Chello Zone), and AMC Networks International - DMC (formerly Chello DMC).
The comparability of our results of operations between the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013 have been impacted by this acquisition.
DISH Network
As more fully described in our 2013 Form 10-K, DISH Network L.L.C. (“DISH Network”), VOOM HD Holdings LLC (“VOOM HD”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision Systems Corporation, entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network. In connection with the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with certain subsidiaries of the Company that provided for the carriage of AMC, IFC, SundanceTV and WE tv. In addition, DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company (“Settlement Funds”), which was initially distributed equally to each of the Company and Cablevision, pending a determination of the allocation of the settlement proceeds.
In April 2013, Cablevision and the Company entered into an agreement (the “DISH Networks Proceeds Allocation Agreement”) whereby the Company paid to Cablevision $175,000 of the settlement proceeds. Additionally, during the second quarter of 2013, the Company recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the condensed consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision.
National Networks
In our National Networks segment, which accounted for 81% of our consolidated revenues for the six months ended June 30, 2014, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). As of June 30, 2014, our national programming networks had approximately 1,300 advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance, and entertainment industries. All of our National Networks distributed throughout the U.S., including SundanceTV beginning in September 2013, use a traditional advertising sales model. Prior to September 2013, SundanceTV principally sold sponsorships.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series. These series generally result in higher audience ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our channels. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $3,890 and $6,363 were recorded for the three months ended June 30, 2014 and 2013, respectively, and program rights write-offs of $7,493 and $6,689 were recorded for the six months ended June 30, 2014 and 2013, respectively.

International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 19% of our consolidated revenues for the six months ended June 30, 2014, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under multi-year contracts, commonly referred to as “affiliation agreements,” which may provide for annual affiliation rate increases.  For the six months ended June 30, 2014, revenue earned from international operations represented 87% of the revenues of the International and Other segment.  Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa.  The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from digital, theatrical, and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs and participation costs. Program operating costs include costs such as origination, transmission, uplinking and encryption.
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

Consolidated Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$522,093	100.0%	$379,322	100.0%	$142,771	37.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	232,044	44.4	137,656	36.3	94,388	68.6
Selling, general and administrative	141,890	27.2	108,978	28.7	32,912	30.2
Restructuring expense	1,153	0.2	—	—	1,153	n/m
Depreciation and amortization	17,531	3.4	18,308	4.8	(777)	(4.2)
Litigation settlement gain	—	—	(132,944)	(35.0)	132,944	(100.0)
Total operating expenses	392,618	75.2	131,998	34.8	260,620	197.4
Operating income	129,475	24.8	247,324	65.2	(117,849)	(47.6)
Other income (expense):
Interest expense, net	(33,605)	(6.4)	(27,599)	(7.3)	(6,006)	21.8
Miscellaneous, net	869	0.2	(144)	—	1,013	n/m
Total other income (expense)	(32,736)	(6.3)	(27,743)	(7.3)	(4,993)	18.0
Income from continuing operations before income taxes	96,739	18.5	219,581	57.9	(122,842)	(55.9)
Income tax expense	(36,559)	(7.0)	(83,850)	(22.1)	47,291	(56.4)
Income from continuing operations	60,180	11.5	135,731	35.8	(75,551)	(55.7)
Loss from discontinued operations, net of income taxes	(1,732)	(0.3)	—	—	(1,732)	n/m
Net income including noncontrolling interests	58,448	11.2%	135,731	35.8%	(77,283)	(56.9)%
Net loss attributable to noncontrolling interests	207	—%	—	—%	207	n/m
Net income attributable to AMC Networks’ stockholders	$58,655	11.2%	$135,731	35.8%	$(77,076)	(56.8)%

The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Operating income	$129,475	$247,324	$(117,849)	(47.6)%
Share-based compensation expense	8,760	5,604	3,156	56.3
Restructuring expense	1,153	—	1,153	n/m
Depreciation and amortization	17,531	18,308	(777)	(4.2)
Litigation settlement gain	$—	$(132,944)	$132,944	(100.0)
Consolidated AOCF	$156,919	$138,292	$18,627	13.5%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$398,004	100.0%	$365,995	100.0%	$32,009	8.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	162,060	40.7	123,071	33.6	38,989	31.7
Selling, general and administrative	105,650	26.5	96,680	26.4	8,970	9.3
Depreciation and amortization	5,046	1.3	15,177	4.1	(10,131)	(66.8)
Operating income	$125,248	31.5%	$131,067	35.8%	$(5,819)	(4.4)
Share-based compensation expense	6,624	1.7%	4,951	1.4%	1,673	33.8
Depreciation and amortization	5,046	1.3%	15,177	4.1%	(10,131)	(66.8)
AOCF	$136,918	34.4%	$151,195	41.3%	$(14,277)	(9.4)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$124,600	100.0%	$13,389	100.0%	$111,211	830.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	70,947	56.9	15,720	117.4	55,227	351.3
Selling, general and administrative	36,252	29.1	12,298	91.9	23,954	194.8
Restructuring expense	1,153	0.9	—	—	1,153	n/m
Depreciation and amortization	12,485	10.0	3,131	23.4	9,354	298.8
Litigation settlement gain	—	—	(132,944)	(992.9)	132,944	(100.0)
Operating income	$3,763	3.0%	$115,184	860.3%	$(111,421)	(96.7)
Share-based compensation expense	2,136	1.7%	653	4.9%	1,483	227.1
Depreciation and amortization	12,485	10.0%	3,131	23.4%	9,354	298.8
Litigation settlement gain	—	—%	(132,944)	(992.9)%	132,944	(100.0)
Restructuring expense	1,153	0.9%	—	—%	1,153	n/m
AOCF (deficit)	$19,537	15.7%	$(13,976)	(104.4)%	$33,513	(239.8)%

Revenues, net
Revenues, net increased $142,771 to $522,093 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The net change by segment was as follows:

	Three Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$398,004	76.2%	$365,995	96.5%	$32,009	8.7%
International and Other	124,600	23.9	13,389	3.5	111,211	830.6
Inter-segment eliminations	(511)	(0.1)	(62)	—	(449)	724.2
Consolidated revenues, net	$522,093	100.0%	$379,322	100.0%	$142,771	37.6%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$163,836	41.2%	$147,243	40.2%	$16,593	11.3%
Distribution	234,168	58.8	218,752	59.8	15,416	7.0
	$398,004	100.0%	$365,995	100.0%	$32,009	8.7%

•
Advertising revenues increased $16,593 across all networks, primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers and the airing of a higher number of scripted original programming series. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $15,416 due to an increase of $14,295 principally from licensing distribution revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased across all networks due to an increase in subscribers during the three months ended June 30, 2014 as compared to the same period in 2013, partially offset by the favorable impact of an affiliation agreement renewal during the three months ended June 2013 for which revenue was not recognized during the three months ended March 31, 2013. Additionally, distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at June 30, 2014, March 31, 2014 and June 30, 2013:

	Estimated Domestic Subscribers (1)
National Programming Networks:	June 30, 2014	March 31, 2014	June 30, 2013
AMC	96,600	96,900	98,300
WE tv	85,800	85,200	82,700
IFC	73,000	72,400	69,500
SundanceTV	57,100	57,200	50,600
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.
The increase in estimated subscribers reflects the repositioning of WE tv, IFC and SundanceTV with certain operators to more widely distributed tiers of service. Additionally, the number of reported subscribers may be impacted by changes in the Nielsen sample.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$16,475	13.2%	$—	—%	$16,475	n/m
Distribution	108,125	86.8	13,389	100.0	94,736	707.6
	$124,600	100.0%	$13,389	100.0%	$111,211	830.6%
Advertising and distribution revenues increased at AMC Networks International due to the acquisition of Chellomedia. Distribution revenues also increased $3,791 at IFC Films principally due to an increase in licensing and digital revenues.
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
Technical and operating expense (excluding depreciation and amortization) increased $94,388 to $232,044 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The net change by segment was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$162,060	$123,071	$38,989	31.7%
International and Other	70,947	15,720	55,227	351.3
Inter-segment eliminations	(963)	(1,135)	172	(15.2)
Total	$232,044	$137,656	$94,388	68.6%
Percentage of revenues, net	44.4%	36.3%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $30,720 and an increase of $8,268 for other direct programming related costs including participation, residuals and development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series primarily at AMC, SundanceTV and WE tv. Program rights amortization expense for the three months ended June 30, 2014 includes write-offs of $3,853 based on management's assessment of programming usefulness of certain unscripted series, primarily at AMC. Program rights amortization expense for the three months ended June 30, 2013 included write-offs of $6,689 based on management's assessment of programming usefulness primarily at SundanceTV as it prepared its programming schedule for transition to a traditional advertising model in September 2013. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase for the full year of 2014 over the prior year comparable period.
International and Other
The increase in the International and Other segment was primarily at AMC Networks International due to an increase in program rights amortization expense of $9,439 and an increase of $45,788 for other direct programming related costs at AMC Networks International principally due to the acquisition of Chellomedia.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $32,912 to $141,890 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The net change by segment was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$105,650	$96,680	$8,970	9.3%
International and Other	36,252	12,298	23,954	194.8
Inter-segment eliminations	(12)	—	(12)	n/m
Total	$141,890	$108,978	$32,912	30.2%
Percentage of revenues, net	27.2%	28.7%
National Networks
The increase in the National Networks segment was primarily attributable to increased marketing and advertising sales related expenses of $7,036 primarily at AMC due to a higher number of original programming series, increased corporate allocations of $1,250 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $1,267. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily at AMC Networks International principally due to the acquisition of Chellomedia.
Restructuring expense
The restructuring expense of $1,153 represents severance charges incurred related to the termination of certain contracts at AMC Networks International.
Depreciation and amortization
Depreciation and amortization decreased $777 to $17,531 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The net change by segment was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$5,046	$15,177	$(10,131)	(66.8)%
International and Other	12,485	3,131	9,354	298.8
	$17,531	$18,308	$(777)	(4.2)%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $10,086 principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to amortization expense of $5,484 related to the amortization of identifiable intangible assets and depreciation expense of $3,332 related to property and equipment acquired in connection with the Chellomedia acquisition.
Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the condensed consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 resulted in a gain of $132,944 for the three months ended June 30, 2013 included in the International and Other segment. See the income tax expense discussion for the increase in income taxes paid, net for the six months ended June 30, 2013 in connection with this litigation settlement.

AOCF
AOCF increased $18,627 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The net change by segment was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$136,918	$151,195	$(14,277)	(9.4)%
International and Other	19,537	(13,976)	33,513	(239.8)
Inter-segment eliminations	464	1,073	(609)	(56.8)
AOCF	$156,919	$138,292	$18,627	13.5%
National Networks AOCF decreased due to an increase in revenues, net of $32,009 offset by an increase in technical and operating expenses of $38,989 resulting primarily from an increase in program rights expense and an increase in selling and administrative expenses of $8,970. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit decreased primarily due to an increase in revenues, net of $111,211, partially offset by an increase in technical and operating expenses of $55,227 and an increase in selling and administrative expenses of $23,954 due principally to the inclusion of the results of Chellomedia following the acquisition.
Interest expense, net
The increase in interest expense, net of $6,006 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was attributable to the following:

Higher average debt balances	$4,229
Change in fair value of interest rate swap contracts	1,802
Increase in interest income	(149)
Other	124
$6,006
Miscellaneous, net
The increase in miscellaneous, net for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily the result of $850 of net foreign currency transaction gains from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended June 30, 2014, income tax expense attributable to continuing operations was $36,559, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $1,914, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,303, tax expense of $3,090 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,647, tax expense of $2,512 resulting from an increase in the valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $1,134 and for the effect of acquisition costs and other items. We expect our effective tax rate to be approximately 37% for the current year.
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

Consolidated Results of Operations
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,046,647	100.0%	$761,283	100.0%	$285,364	37.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	449,215	42.9	274,335	36.0	174,880	63.7
Selling, general and administrative	287,246	27.4	208,431	27.4	78,815	37.8
Restructuring expense	1,153	0.1	—	—	1,153	n/m
Depreciation and amortization	31,925	3.1	36,653	4.8	(4,728)	(12.9)
Litigation settlement gain	—	n/m	(132,944)	n/m	132,944	(100.0)
Total operating expenses	769,539	73.5	386,475	50.8	383,064	99.1
Operating income	277,108	26.5	374,808	49.2	(97,700)	(26.1)
Other income (expense):
Interest expense, net	(65,036)	(6.2)	(56,715)	(7.4)	(8,321)	14.7
Miscellaneous, net	(4,241)	(0.4)	(346)	—	(3,895)	1,125.7
Total other income (expense)	(69,277)	(6.6)	(57,061)	(7.5)	(12,216)	21.4
Income from continuing operations before income taxes	207,831	19.9	317,747	41.7	(109,916)	(34.6)
Income tax expense	(75,664)	(7.2)	(120,499)	(15.8)	44,835	(37.2)
Income from continuing operations	132,167	12.6	197,248	25.9	(65,081)	(33.0)
Loss from discontinued operations, net of income taxes	(2,482)	(0.2)	—	—	(2,482)	n/m
Net income including noncontrolling interests	129,685	12.4%	197,248	25.9%	(67,563)	(34.3)%
Net loss attributable to noncontrolling interests	337	—%	—	—%	337	n/m
Net income attributable to AMC Networks’ stockholders	$130,022	12.4%	$197,248	25.9%	$(67,226)	(34.1)%

The following is a reconciliation of our consolidated operating income to AOCF:

	Six Months Ended June 30,
	2014	2013	$ change	% change
Operating income	$277,108	$374,808	$(97,700)	(26.1)%
Share-based compensation expense	13,839	9,941	3,898	39.2
Restructuring expense	1,153	—	1,153	n/m
Depreciation and amortization	31,925	36,653	(4,728)	(12.9)
Litigation settlement gain	—	(132,944)	132,944	(100.0)
Consolidated AOCF	$324,025	$288,458	$35,567	12.3%
National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$846,684	100.0%	$737,666	100.0%	$109,018	14.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	331,803	39.2	247,019	33.5	84,784	34.3
Selling, general and administrative	211,006	24.9	183,592	24.9	27,414	14.9
Depreciation and amortization	9,953	1.2	30,476	4.1	(20,523)	(67.3)
Operating income	$293,922	34.7%	$276,579	37.5%	$17,343	6.3%
Share-based compensation expense	10,789	1.3%	8,735	1.2%	2,054	23.5%
Depreciation and amortization	9,953	1.2%	30,476	4.1%	(20,523)	(67.3)%
AOCF	$314,664	37.2%	$315,790	42.8%	$(1,126)	(0.4)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$201,178	100.0%	$23,810	100.0%	$177,368	744.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	119,471	59.4	29,544	124.1	89,927	304.4
Selling, general and administrative	76,269	37.9	24,844	104.3	51,425	207.0
Restructuring expense	1,153	0.6	—	—	1,153	n/m
Depreciation and amortization	21,972	10.9	6,177	25.9	15,795	255.7
Litigation settlement gain	—	—	(132,944)	(558.4)	132,944	(100.0)
Operating (loss) income	$(17,687)	(8.8)%	$96,189	404.0%	$(113,876)	(118.4)%
Share-based compensation expense	3,050	1.5%	1,206	5.1%	1,844	152.9%
Depreciation and amortization	21,972	10.9%	6,177	25.9%	15,795	255.7%
Litigation settlement gain	—	—%	(132,944)	(558.4)%	132,944	(100.0)%
Restructuring expense	1,153	0.6%	—	—%	1,153	n/m
AOCF (deficit)	$8,488	4.2%	$(29,372)	(123.4)%	$37,860	(128.9)%

Revenues, net
Revenues, net increased $285,364 to $1,046,647 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The net change by segment was as follows:

	Six Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$846,684	80.9%	$737,666	96.9%	$109,018	14.8%
International and Other	201,178	19.2	23,810	3.1	177,368	744.9
Inter-segment eliminations	(1,215)	(0.1)	(193)	—	(1,022)	529.5
Consolidated revenues, net	$1,046,647	100.0%	$761,283	100.0%	$285,364	37.5%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$371,739	43.9%	$311,203	42.2%	$60,536	19.5%
Distribution	474,945	56.1	426,463	57.8	48,482	11.4
	$846,684	100.0%	$737,666	100.0%	$109,018	14.8%

•
Advertising revenues increased $60,536 across all networks primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead, and, to a lesser extent, at SundanceTV. Prior to September 2013, SundanceTV principally sold sponsorships, but since then it migrated to a traditional advertising sales model. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter. The increase in advertising revenues for the six months ended June 30, 2014 as compared to the same period in 2013 is not indicative of what we expect for the remainder of 2014.

•
Distribution revenues increased $48,482 due to an increase of $31,746 principally from licensing and home video distribution revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased across all networks due to an increase in subscribers during the six months ended June 30, 2014 as compared to the same period in 2013. Additionally, distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$24,489	12.2%	$—	—%	$24,489	n/m
Distribution	176,689	87.8	23,810	100.0	152,879	642.1
	$201,178	100.0%	$23,810	100.0%	$177,368	744.9%
Advertising and distribution revenues increased at AMC Networks International due to the inclusion of the results of Chellomedia from the date of acquisition of January 31, 2014. Distribution revenues also increased $7,594 at IFC Films principally due to an increase in licensing and digital revenues.

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
Technical and operating expense (excluding depreciation and amortization) increased $174,880 to $449,215 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The net change by segment was as follows:

	Six Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$331,803	$247,019	$84,784	34.3%
International and Other	119,471	29,544	89,927	304.4
Inter-segment eliminations	(2,059)	(2,228)	169	(7.6)
Total	$449,215	$274,335	$174,880	63.7%
Percentage of revenues, net	42.9%	36.0%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $65,190 and an increase of $19,594 for other direct programming related costs including participation, residuals and development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series primarily at AMC, SundanceTV and WE tv. Program rights amortization expense for the six months ended June 30, 2014 includes write-offs of $7,492 based on management's assessment of programming usefulness of certain pilot costs and unscripted series, primarily at AMC. Program rights amortization expense for the six months ended June 30, 2013 included write-offs of $6,689 based on management's assessment of programming usefulness primarily at SundanceTV as it prepared its programming schedule for transition to a traditional advertising model in September 2013. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase for the full year of 2014 over the prior year comparable period.
International and Other
The increase in the International and Other segment was primarily due to increased program rights amortization expense of $25,590 and an increase of $64,337 for other direct programming related costs principally due to the impact of the acquisition of Chellomedia from the date of acquisition, January 31, 2014.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $78,815 to $287,246 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The net change by segment was as follows:

	Six Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$211,006	$183,592	$27,414	14.9%
International and Other	76,269	24,844	51,425	207.0
Inter-segment eliminations	(29)	(5)	(24)	480.0
Total	$287,246	$208,431	$78,815	37.8%
Percentage of revenues, net	27.4%	27.4%
National Networks
The increase in the National Networks segment was primarily attributable to increased marketing and advertising sales related expenses of $17,378 primarily at AMC and WE tv for original programming series, increased general and administration expenses of $2,859 primarily due to an increase in professional fees, facility costs and employee related expenses, increased corporate allocations of $3,854 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $2,788. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International due to the inclusion of the results of Chellomedia of $36,894 from the acquisition date of January 31, 2014, acquisition related professional fees incurred of $16,209 incurred primarily due to the acquisition of Chellomedia, and increased share-based compensation expense and expenses relating to long-term incentive compensation of $3,275 which was partially offset by a decrease in legal fees and other related costs and expenses of $2,258 compared to the same period in 2013 in connection with the DISH Network contract dispute and a decrease at IFC Films of $2,837.
Restructuring expense
The restructuring expense of $1,153 represents severance charges incurred related to the termination of certain contracts at AMC Networks International.
Depreciation and amortization
Depreciation and amortization decreased $4,728 to $31,925 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The net change by segment was as follows:

	Six Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$9,953	$30,476	$(20,523)	(67.3)%
International and Other	21,972	6,177	15,795	255.7
	$31,925	$36,653	$(4,728)	(12.9)%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $20,158 principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to amortization expense of $8,906 related to the amortization of identifiable intangible assets and depreciation expense of $6,290 related to property and equipment acquired in connection with the Chellomedia acquisition.

Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the condensed consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 results in a gain of $132,944 for the six months ended June 30, 2013 included in the International and Other segment. See the income tax expense discussion below for the increase in income taxes paid, net in connection with this litigation settlement.
AOCF
AOCF increased $35,567 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The net change by segment was as follows:

	Six Months Ended June 30,
	2014	2013	$ change	% change
National Networks	$314,664	$315,790	$(1,126)	(0.4)%
International and Other	8,488	(29,372)	37,860	(128.9)
Inter-segment eliminations	873	2,040	(1,167)	(57.2)
AOCF	$324,025	$288,458	$35,567	12.3%
National Networks AOCF decreased due to an increase in revenues, net of $109,018 offset by an increase in technical and operating expenses of $84,784 resulting primarily from an increase in program rights expense and an increase in selling and administrative expenses of $27,414. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit decreased primarily due to an increase in revenues, net of $177,368, partially offset by an increase in technical and operating expenses of $89,927 and an increase in selling and administrative expenses of $51,425 due principally to the inclusion of the results of the Chellomedia acquisition from the acquisition date.
Interest expense, net
The increase in interest expense, net of $8,321 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was attributable to the following:

Higher average debt balances	$7,189
Change in fair value of interest rate swap contracts	1,305
Increase in interest income	(237)
Other	64
$8,321
Miscellaneous, net
The increase in miscellaneous, net expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily the result of $1,661 of net foreign currency transaction losses principally from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, and a realized loss of $1,996 primarily related to foreign currency option contracts which prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, were settled with the counterparties.
Income tax expense
For the six months ended June 30, 2014, income tax expense attributable to continuing operations was $75,664, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $3,803, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $7,190, tax expense of $6,424 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $5,424, tax expense of $3,159 resulting from an increase in the valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $2,151 and for the effect of acquisition costs and other items. We expect our effective tax rate to be approximately 37% for the current year.

Income taxes paid, net decreased by $79,702 to $32,187 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Such decrease was a result of the VOOM HD settlement agreement, as discussed in our 2013 Form 10-K, which increased tax payments in the first quarter of 2013 by approximately $81,000.
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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. Our principal use of cash in 2014 related to the acquisition of Chellomedia. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2014. Historically, our businesses have not required significant capital expenditures; however, we have invested in our infrastructure as a stand-alone public company. As of June 30, 2014, our consolidated cash and cash equivalents balance includes approximately $83,600 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
Our revolving credit facility of $500,000 remains undrawn at June 30, 2014. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2014.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the six months ended June 30:

	2014	2013
Continuing operations:
Cash flow provided by (used in) operating activities	$177,451	$(140,522)
Cash flow used in investing activities	(1,011,311)	(13,013)
Cash flow provided by (used in) financing activities	578,086	(8,798)
Net decrease in cash from continuing operations	(255,774)	(162,333)
Discontinued operations:
Net decrease in cash flow from discontinued operations	$(2,719)	$—
Continuing Operations
Operating Activities
Net cash provided by (used in) operating activities amounted to $177,451 for the six months ended June 30, 2014 as compared to $(140,522) for the six months ended June 30, 2013. The June 30, 2014 net cash provided by operating activities resulted from $478,413 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $336,284, and a cash use of $35,322 resulting from the change in other assets and liabilities.
Cash flows from operating activities for the six months ended June 30, 2014 is not necessarily indicative of what we expect for the remainder of 2014 due to various factors, including the timing of our cash investments in our original programming and the timing of income tax payments.
Net cash (used in) provided by operating activities for the six months ended June 30, 2013 resulted from $586,859 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items which was more than offset by a net decrease in deferred revenue and deferred litigation settlement proceeds of $318,806 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussed above), payments for program rights of $241,658, a decrease in income taxes payable of $113,025 a decrease in accounts payable, accrued expenses and other liabilities of $20,094, an increase in accounts receivable, trade of $15,295, as well as a net increase in other net assets of $18,503.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $1,011,311 and $13,013, respectively, which primarily related to the payment for the acquisition of Chellomedia, net of cash acquired of $993,210 for the six months ended June 30, 2014 and capital expenditures of $18,755 and $13,670 for the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $578,086 for the six months ended June 30, 2014 as compared to $(8,798) for the six months ended June 30, 2013. For the six months ended June 30, 2014, financing activities consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price, the excess tax benefits from share-based compensation arrangements of $4,708 and proceeds from stock option exercises of $925, partially offset by treasury stock acquired from the acquisition of restricted shares of $17,804, payments for financing costs of $9,266 and principal payments on capital leases of $1,312.
Net cash used in financing activities amounted to $8,798 for the six months ended June 30, 2013. For the six months ended June 30, 2013, financing activities consisted of treasury stock acquired from the acquisition of restricted shares of $11,950, principal payments on capital leases of $760 and payments for financing costs of $532 partially offset by proceeds from stock option exercises of $1,551 and the excess tax benefits from share-based compensation arrangements of $2,893.
Discontinued Operations
The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $2,719 for the six months ended June 30, 2014.

Contractual Obligations
As of June 30, 2014, our contractual obligations not reflected on the condensed consolidated balance sheet increased approximately $213,758 to approximately $542,997 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations at Chellomedia, including approximately $104,546 and $68,188 for program rights and transmission obligations, respectively.
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
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining its implementation approach and assessing the impact on the consolidated financial statements.
In June 2014, the FASB and IASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2014, the fair value of our fixed rate debt of $1,382,250 was more than its carrying value of $1,279,867 by $102,383. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2014 would increase the estimated fair value of our fixed rate debt by approximately $58,400 to approximately $1,440,700.
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

As of June 30, 2014, we had $2,758,353 of debt outstanding (excluding capital leases), of which $1,478,486 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2014, we had interest rate swap contracts outstanding with notional amounts aggregating $657,875. The aggregate fair value of interest rate swap contracts at June 30, 2014 was a liability of $10,022 (included in other liabilities). As a result of these transactions, the interest rate paid on approximately 70% of the Company’s debt (excluding capital leases) as of June 30, 2014 is effectively fixed (46% being fixed rate obligations and 24% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $(3,260) of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At June 30, 2014, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2014 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
To manage foreign currency exchange rate risk, we enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
Historically, our exposure to foreign currency fluctuations has been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-funcional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
As of December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 for the six months ended June 30, 2014. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
The Company recognized $1,819 of foreign currency transaction losses, net for the six months ended June 30, 2014, which is resulting from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
On January 31, 2014, the Company acquired Chellomedia (see Note 2 to the accompanying condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the quarter ended June 30, 2014, except as noted above, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2013 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 12, Commitments and Contingencies to the condensed consolidated financial statements included in our 2013 Form 10-K.

Item 6.	Exhibits.

(a)	Index to Exhibits.

10.1
Amended and Restated Employment Agreement dated April 24, 2014, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014).

10.2
Restricted Stock Units Agreement dated April 25, 2014, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2014).

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

AMC Networks Inc.

Date:	August 7, 2014	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer