Form 10-Q
period 2014-09-30
AMC Networks Inc.
filed 2014-11-06
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of November 1, 2014:

Class A Common Stock par value $0.01 per share	60,625,339
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$296,622	$521,951
Accounts receivable, trade (less allowance for doubtful accounts of $3,210 and $931)	483,600	378,831
Amounts due from related parties, net	3,569	4,774
Current portion of program rights, net	406,511	317,922
Prepaid expenses and other current assets	69,688	65,512
Deferred tax asset, net	33,932	15,668
Total current assets	1,293,922	1,304,658
Property and equipment, net of accumulated depreciation of $192,442 and $164,865	123,763	71,068
Program rights, net	964,432	853,516
Amounts due from related parties, net	—	2,096
Deferred carriage fees, net	49,259	44,032
Intangible assets, net	497,323	209,552
Goodwill	592,880	76,748
Other assets	141,676	75,019
Total assets	$3,663,255	$2,636,689
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$92,183	$48,126
Accrued liabilities	182,795	131,290
Current portion of program rights obligations	261,783	210,190
Deferred revenue	39,354	23,429
Current portion of long-term debt	55,500	—
Current portion of capital lease obligations	2,890	1,718
Total current liabilities	634,505	414,753
Program rights obligations	484,253	449,587
Long-term debt	2,703,458	2,157,183
Capital lease obligations	28,214	12,387
Deferred tax liability, net	109,290	95,275
Other liabilities	91,558	78,755
Total liabilities	4,051,278	3,207,940
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,761,278 and 61,692,561 shares issued and 60,625,339 and 60,794,114 shares outstanding, respectively	618	617
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	92,720	64,731
Accumulated deficit	(419,504)	(602,686)
Treasury stock, at cost (1,135,939 and 898,447 shares Class A Common Stock, respectively)	(47,605)	(29,801)
Accumulated other comprehensive loss	(44,387)	(4,495)
Total AMC Networks stockholders’ deficiency	(418,043)	(571,519)
Noncontrolling interests	30,020	268
Total stockholders’ deficiency	(388,023)	(571,251)
Total liabilities and stockholders’ deficiency	$3,663,255	$2,636,689
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net (including revenues, net from related parties of $6,475, $7,545, $21,689 and $23,813, respectively)	$519,550	$395,328	$1,566,197	$1,156,611
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $0, $14, $0 and $324 respectively)	252,556	157,054	701,771	431,389
Selling, general and administrative (including charges from related parties of $928, $510, $2,477 and $2,732, respectively)	132,851	105,952	420,097	314,383
Restructuring expense	5,619	—	6,772	—
Depreciation and amortization	18,295	9,935	50,220	46,588
Litigation settlement gain	—	—	—	(132,944)
	409,321	272,941	1,178,860	659,416
Operating income	110,229	122,387	387,337	497,195
Other income (expense):
Interest expense	(31,665)	(29,765)	(97,360)	(86,902)
Interest income	349	177	1,008	599
Miscellaneous, net	(11,766)	(65)	(16,007)	(411)
	(43,082)	(29,653)	(112,359)	(86,714)
Income from continuing operations before income taxes	67,147	92,734	274,978	410,481
Income tax expense	(13,078)	(34,784)	(88,742)	(155,283)
Income from continuing operations	54,069	57,950	186,236	255,198
Loss from discontinued operations, net of income taxes	(966)	—	(3,448)	—
Net income including noncontrolling interests	53,103	57,950	182,788	255,198
Net loss attributable to noncontrolling interests	57	161	394	161
Net income attributable to AMC Networks’ stockholders	$53,160	$58,111	$183,182	$255,359

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.75	$0.81	$2.59	$3.57
Loss from discontinued operations	$(0.01)	$—	$(0.04)	$—
Net income	$0.74	$0.81	$2.55	$3.57

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.74	$0.80	$2.57	$3.51
Loss from discontinued operations	$(0.01)	$—	$(0.05)	$—
Net income	$0.73	$0.80	$2.52	$3.51

Weighted average common shares:
Basic weighted average common shares	72,075	71,650	71,966	71,504
Diluted weighted average common shares	72,890	72,755	72,604	72,660
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$53,103	$57,950	$182,788	$255,198
Other comprehensive income (loss):
Foreign currency translation adjustment	(52,181)	—	(42,129)	—
Unrealized gain on interest rate swaps	1,571	1,341	3,528	5,453
Other comprehensive (loss) income, before income taxes	(50,610)	1,341	(38,601)	5,453
Income tax expense	(569)	(487)	(1,291)	(2,012)
Other comprehensive (loss) income, net of income taxes	(51,179)	854	(39,892)	3,441
Comprehensive income	1,924	58,804	142,896	258,639
Comprehensive loss attributable to noncontrolling interests	2,467	161	1,957	161
Comprehensive income attributable to AMC Networks’ stockholders	$4,391	$58,965	$144,853	$258,800
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$182,788	$255,198
Loss from discontinued operations	3,448	—

Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	50,220	46,588
Share-based compensation expense related to equity classified awards	21,569	15,049
Amortization and write-off of program rights	458,176	313,140
Amortization of deferred carriage fees	8,148	7,793
Unrealized foreign currency transaction loss (gain)	14,997	(50)
Unrealized gain on derivative contracts, net	(2,417)	(2,602)
Amortization of deferred financing costs and discounts on indebtedness	6,436	5,544
Bad debt expense	2,357	1,478
Deferred income taxes	(23,926)	144,228
Excess tax benefits from share-based compensation arrangements	(5,662)	(4,920)
Other, net	(2,113)	(1,344)
Changes in assets and liabilities:
Accounts receivable, trade	7,712	(18,523)
Amounts due from related parties, net	3,301	2,817
Prepaid expenses and other assets	600	(31,674)
Program rights and obligations, net	(510,384)	(358,129)
Income taxes payable	18,553	(112,341)
Deferred revenue	16,219	(329,358)
Deferred carriage fees and deferred carriage fees payable, net	(13,234)	(10,472)
Accounts payable, accrued expenses and other liabilities	25,042	3,517
Net cash provided by (used in) operating activities	261,830	(74,061)
Cash flows from investing activities:
Capital expenditures	(24,340)	(18,336)
Payments for acquisitions, net of cash acquired	(1,024,427)	(2,500)
Acquisition of investments	(3,984)	—
Proceeds from insurance settlements	654	657
Net cash used in investing activities	(1,052,097)	(20,179)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—
Payments for financing costs	(9,266)	(542)
Deemed repurchases of restricted stock	(17,804)	(12,000)
Proceeds from stock option exercises	1,070	1,722
Excess tax benefits from share-based compensation arrangements	5,662	4,920
Principal payments on capital lease obligations	(2,707)	(1,154)
Contributions from noncontrolling interest member	835	—
Net cash provided by (used in) financing activities	577,790	(7,054)
Net decrease in cash and cash equivalents from continuing operations	(212,477)	(101,294)
Cash flows from discontinued operations:
Net cash used in operating activities	(2,955)	—
Net decrease in cash and cash equivalents from discontinued operations	(2,955)	—
Effect of exchange rate changes on cash and cash equivalents	(9,897)	—
Cash and cash equivalents at beginning of period	521,951	610,970
Cash and cash equivalents at end of period	$296,622	$509,676

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
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global) are included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.
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

Basis of Presentation
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of AMC Networks and its subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances have been eliminated in consolidation.
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
The condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of management, such condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and intangible assets and income taxes.
Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia. The sale was completed in September 2014. Accordingly, the operating results of Atmedia have been classified as discontinued operations in the condensed consolidated statements of income for the three and nine months ended September 30, 2014 (see Note 4).
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 2. Acquisitions
Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.0 billion). AMC Networks funded the purchase price with cash on hand and also borrowed an additional $600 million under its Term Loan A Facility (see Note 9).
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
The Company accounted for the acquisition of Chellomedia using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Chellomedia based on assessments of their estimated respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill and represents primarily the potential economic benefits that the Company believes may arise from its international expansion strategy. The goodwill associated with the Chellomedia acquisition is generally not deductible for tax purposes.
The acquisition accounting for Chellomedia as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of noncontrolling interests acquired and income taxes.
The following table summarizes the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values was allocated to goodwill.

Consideration Transferred:
Cash, net of cash acquired (1)	$996,586

Preliminary purchase price allocation:
Accounts receivable, trade	127,808
Program rights	93,505
Prepaid expenses and other current assets	27,634
Deferred tax asset, net	21,021
Property and equipment	42,852
Intangible assets	296,300
Assets held for sale	18,603
Other assets	31,399
Accounts payable	(21,627)
Accrued liabilities	(45,833)
Program rights obligations	(31,984)
Deferred tax liability, net	(24,590)
Liabilities held for sale	(18,130)
Other liabilities	(13,996)
Noncontrolling interests acquired	(30,873)
Fair value of net assets acquired	472,089
Goodwill	524,497
$996,586
(1) The cash consideration transferred includes the acquisition of an equity method investment acquired during the three months ended September 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following unaudited pro forma financial information is based on the historical condensed consolidated financial statements of AMC Networks and the historical combined financial statements of Chellomedia and is intended to provide information about how the acquisition of Chellomedia and related financing may have affected the Company's historical condensed consolidated financial statements if they had occurred as of January 1, 2013. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement (see Note 9), estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

	2014	2013
	Pro Forma Financial Information for the Nine Months Ended September 30,	Pro Forma Financial Information for the Three Months Ended September 30,	Pro Forma Financial Information for the Nine Months Ended September 30,
Revenues, net	$1,595,324	$483,819	$1,422,047
Income from continuing operations, net of income taxes	$186,728	$57,473	$257,440
Net income per share, basic	$2.59	$0.80	$3.59
Net income per share, diluted	$2.57	$0.78	$3.53
Revenues, net and operating income attributable to Chellomedia of $261,104 and $28,801, respectively (excluding the discontinued operations of Chellomedia's advertising sales unit, Atmedia), are included in the condensed consolidated statement of income from the acquisition date, January 31, 2014 to September 30, 2014. Acquisition related costs of $14,128 (of which, $1,853 are included in the operating results of Chellomedia from the acquisition date to September 30, 2014) were incurred during the nine months ended September 30, 2014 and are included in selling, general and administrative expense.
Other Acquisitions
During the three months ended September 2014, a subsidiary of AMC Networks acquired the shares of a small international channel for a purchase price of €21 million (approximately $28,600). The acquisition is included in the International and Other segment and builds on the Company's international expansion strategy and the potential to provide international long-term growth and value.
The allocation of the purchase price to the acquired net assets consisted primarily of affiliate relationships intangible assets, accounts receivable and deferred tax liabilities. The estimated goodwill associated with the acquisition of $9,857 is generally not deductible for tax purposes. The allocation of the purchase price to the acquired identifiable net assets is preliminary and subject to revision.
Pro forma financial information related to the acquisition is not provided as its impact was not material to our condensed consolidated financial statements.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	72,075,000	71,650,000	71,966,000	71,504,000
Effect of dilution:
Stock options	214,000	263,000	174,000	297,000
Restricted shares/units	601,000	842,000	464,000	859,000
Diluted weighted average common shares outstanding	72,890,000	72,755,000	72,604,000	72,660,000

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Approximately 476,000 and 80,000 restricted shares/units for the three and nine months ended September 30, 2014 and September 30, 2013, respectively have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards had not yet been satisfied in each of the respective periods.
Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in September 2014.
The operating results of discontinued operations from the acquisition date, January 31, 2014 to September 30, 2014 are summarized below:

	Three Months Ended September 30, 2014	Eight Months Ended September 30, 2014
Revenues, net	$4,117	$22,288

Loss before income taxes	(947)	(2,637)
Income tax expense	(19)	(811)
Loss from discontinued operations	$(966)	$(3,448)
Note 5. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company. The Company expects that the restructuring plan will be substantially completed during 2014 and the majority of severance will be paid in 2014.
The following table summarizes the restructuring expense recognized by operating segment:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
National Networks	$2,462	$2,462
International & Other	3,157	4,310
Total restructuring expense	$5,619	$6,772
The following table summarizes the accrued restructuring costs:

	Employee terminations	Other exit costs	Total
Charges incurred	$6,299	$473	$6,772
Payments	(464)	(265)	(729)
Total accrued restructuring	$5,835	$208	$6,043
Note 6. Property and Equipment
During the nine months ended September 30, 2014, the Company entered into leases relating to satellite equipment which were recorded as capital leases. At September 30, 2014, the gross amount of satellite equipment is $36,190 and the related accumulated amortization recorded under capital leases is $10,689.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2013	$76,748	$—	$76,748
Additions—business acquisitions	—	534,354	534,354
Amortization of "second component" goodwill	(1,893)	—	(1,893)
Foreign currency translation	—	(16,329)	(16,329)
September 30, 2014	$74,855	$518,025	$592,880
The increase in the carrying amount of goodwill for the International and Other operating segment primarily relates to the acquisition of Chellomedia (see Note 2).
The reduction of $1,893 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

	September 30, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$496,045	$(73,148)	$422,897
Trade names	56,338	(1,821)	54,517
Other amortizable intangible assets	644	(635)	9
Total amortizable intangible assets	553,027	(75,604)	477,423
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$572,927	$(75,604)	$497,323

	December 31, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate relationships	$243,600	$(53,971)	$189,629
Other amortizable intangible assets	644	(621)	23
Total amortizable intangible assets	244,244	(54,592)	189,652
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$264,144	$(54,592)	$209,552
Affiliate and customer relationships (with estimated useful lives between 11-25 years) and trade names (with an estimated useful life of 20 years) increased primarily as a result of the acquisition of Chellomedia (see Note 2).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2014 and 2013 was $21,807 and $29,182, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2014	$29,130
2015	31,883
2016	31,883
2017	31,883
2018	31,883
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Interest	$21,938	$27,770
Employee related costs	87,812	88,512
Other accrued expenses	73,045	15,008
Total accrued liabilities	$182,795	$131,290
Note 9. Debt
Debt consists of:

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,480,000	$880,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,780,000	2,180,000
Unamortized discount	(21,042)	(22,817)
Long-term debt, net	2,758,958	2,157,183
Current portion of long-term debt	55,500	—
Noncurrent portion of long-term debt	$2,703,458	$2,157,183

(a)	The Company’s $500,000 revolving credit facility remains undrawn at September 30, 2014. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
Note 10. Fair Value Measurement
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
At September 30, 2014:
Assets:
Cash equivalents (a)	$38,041	$—	$—	$38,041
Foreign currency derivatives	$—	$3,223	$—	$3,223
Liabilities:
Interest rate swap contracts	$—	$7,550	$—	$7,550
Foreign currency derivatives	$—	$1,879	$—	$1,879

At December 31, 2013:
Assets:
Cash equivalents (a)	$63,029	$—	$—	$63,029
Foreign currency option contracts	$—	$2,577	$—	$2,577
Liabilities:
Interest rate swap contracts	$—	$12,713	$—	$12,713

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.
The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency derivatives (see Note 11 below) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,572	$1,468,900
7.75% Notes due July 2021	689,361	763,000
4.75% Notes due December 2022	591,025	592,500
	$2,758,958	$2,824,400

	December 31, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$878,315	$876,700
7.75% Notes due July 2021	688,497	787,500
4.75% Notes due December 2022	590,371	571,500
	$2,157,183	$2,235,700
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
Note 11. Derivative Financial Instruments
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
As of September 30, 2014, the Company had interest rate swap contracts outstanding with notional amounts aggregating $551,094, which consists of interest rate swap contracts with notional amounts of $351,094 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At September 30, 2014, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Foreign Currency Exchange Rate Risk
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
To manage foreign currency exchange rate risk, the Company may enter into foreign currency contracts from time to time with financial institutions to limit the exposure to fluctuations in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative or trading purposes.
During 2013, in order to mitigate the foreign currency exchange rate risk in fluctuations in the euro denominated purchase price of Chellomedia, the Company purchased euros and entered into foreign currency option contracts. At December 31, 2013, cash and cash equivalents included €250,000 and prepaid expenses and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 included in miscellaneous, net in the condensed consolidated statement of income for the nine months ended September 30, 2014.
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
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$1,565	$—
Interest rate swap contracts	Other liabilities	1,615	7,136
Derivatives not designated as hedging instruments:
Assets:
Foreign currency option contracts	Prepaid expenses and other current assets	—	2,577
Foreign currency derivatives	Prepaid expenses and other current assets	1,125	—
Foreign currency derivatives	Other assets	2,098	—
Liabilities:
Interest rate swap contracts	Other liabilities	4,370	5,577
Foreign currency derivatives	Accrued liabilities	644	—
Foreign currency derivatives	Other liabilities	1,235	—

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$185	$(509)	Interest expense	$(1,386)	$(1,850)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2014 and 2013.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(451)	$(221)	Interest expense	$(3,979)	$(5,674)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2014 and 2013.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$247	$(847)	$(777)	$663
Foreign currency option contracts	Miscellaneous, net	—	—	(1,754)	—
Foreign currency derivatives	Miscellaneous, net	683	—	415	—
Total		$930	$(847)	$(2,116)	$663

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 12. Leases
Capital Leases
Future minimum capital lease payments as of September 30, 2014 are as follows:

2014	$1,540
2015	6,165
2016	6,165
2017	6,165
2018	6,165
Thereafter	23,208
Total minimum lease payments	49,408
Less amount representing interest (at 9.3%-12%)	(18,304)
Present value of net minimum future capital lease payments	31,104
Less principal portion of current installments	(2,890)
Long-term portion of obligations under capital leases	$28,214
Note 13. Income Taxes
For the three and nine months ended September 30, 2014, income tax expense attributable to continuing operations was $13,078 and $88,742, respectively, representing an effective tax rate of 20% and 32%, respectively. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $872 and $4,675, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,176 and $10,367, tax benefit of $5,709 and tax expense of $715 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,990 and $8,414, tax expense of $1,930 and $5,089 resulting from an increase in the valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax benefit of $1,350 and tax expense of $802 for the effect of acquisition costs and other items for the three and nine months ended September 30, 2014. The tax benefit relating to reductions in uncertain tax positions is primarily due to an audit settlement and a re-evaluation of certain prior year positions. We believe it is reasonably possible that there will be additional changes and/or settlements relating to existing uncertain tax positions within the next twelve months, however, such amounts are not expected to be significant.
For the three and nine months ended September 30, 2013, income tax expense attributable to continuing operations was $34,784 and $155,283, respectively, representing an effective tax rate of 37% and 38%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,083 and $7,792, tax expense resulting from an increase in the valuation allowance with regard to foreign tax credit carry forwards of $1,784 and $4,172 and tax expense of $11,204 and $11,237 relating to uncertain tax positions, including accrued interest, for the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, the Company had foreign tax credit carry forwards of approximately $33,000, expiring on various dates from 2014 through 2024. For the nine months ended September 30, 2014, excess tax benefits of $5,662 relating to share-based compensation awards and $1,200 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Under the Company's Tax Disaffiliation Agreement with Cablevision Systems Corporation ("Cablevision"), Cablevision is liable for all income taxes of the Company for periods prior to the spin-off from Cablevision except for New York City Unincorporated Business Tax. In September 2014, the Company settled a New York City Unincorporated Business tax audit for the year 2008 for $1,381, including accrued interest. The City of New York is currently auditing the Company's Unincorporated Business Tax Return for years 2009 through 2013 and the Company’s General Corporation Tax Return for years 2011 and 2012. The state of New York is currently auditing the Company’s General Business Corporation Franchise Tax Return for years 2011 and 2012. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011.
Note 14. Commitments
As of September 30, 2014, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased approximately $158,952 to approximately $488,191 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations in connection with the acquisition of Chellomedia, including approximately $59,193 and $75,532 for program rights and transmission obligations, respectively.

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
During the nine months ended September 30, 2014, 566,328 restricted shares of AMC Networks Class A Common Stock previously issued to employees of Cablevision and the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 230,989 of these shares, with an aggregate value of $17,804, were surrendered to the Company. These acquired shares, as well as 6,503 forfeited unvested restricted shares, have been classified as treasury stock.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2014 was $7,730 and $21,569, respectively and $5,108 and $15,049 for the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, there was $64,298 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted shares/units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 3.5 years.
Note 16. Related Party Transactions
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
In connection with the spin off from Cablevision in 2011, the Company entered into various agreements with Cablevision, and certain related party arrangements. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the spin-off and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the spin-off as well as a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $6,475 and $7,545 for the three months ended September 30, 2014 and 2013, respectively. Revenues, net from related parties amounted to $21,689 and $23,813 for the nine months ended September 30, 2014 and 2013, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $14 and $324 for the three and nine months ended September 30, 2013, respectively; there were no amounts charged for the three and nine months ended September 30, 2014, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $928 and $510 for the three months ended September 30, 2014 and 2013, respectively. Selling, general and administrative expenses with its related parties amounted to $2,477 and $2,732 for the nine months ended September 30, 2014 and 2013, respectively.
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
Note 17. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Nine Months Ended September 30,
	2014	2013
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations and related assets	9,599	865
Capital expenditures incurred but not yet paid	1,461	953
Supplemental Data:
Cash interest paid — continuing operations	98,592	90,456
Income taxes paid, net — continuing operations	75,656	123,829
Note 18. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$—	$(4,495)	$(4,495)	$(8,446)	$(8,446)
Other comprehensive loss before reclassifications	(42,129)	(451)	(42,580)	(221)	(221)
Amounts reclassified from accumulated other comprehensive loss	—	3,979	3,979	5,674	5,674
Net current-period other comprehensive (loss) income, before income taxes	(42,129)	3,528	(38,601)	5,453	5,453
Income tax expense	—	(1,291)	(1,291)	(2,012)	(2,012)
Net current-period other comprehensive (loss) income, net of income taxes	(42,129)	2,237	(39,892)	3,441	3,441
Ending Balance	$(42,129)	$(2,258)	$(44,387)	$(5,005)	$(5,005)
Amounts reclassified to net earnings for gains and losses on cash flow hedges are included in interest expense in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 19. Segment Information
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
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014 (see Note 2), the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International are included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.

	Three Months Ended September 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$137,993	$15,991	$—	$153,984
Distribution	259,422	106,721	(577)	365,566
Consolidated revenues, net	$397,415	$122,712	$(577)	$519,550
Adjusted operating cash flow	$128,582	$12,875	$416	$141,873
Depreciation and amortization	(5,205)	(13,090)	—	(18,295)
Share-based compensation expense	(5,661)	(2,069)	—	(7,730)
Restructuring expense	$(2,462)	$(3,157)	$—	$(5,619)
Operating income (loss)	$115,254	$(5,441)	$416	$110,229

	Three Months Ended September 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$146,467	$—	$—	$146,467
Distribution	234,680	14,183	(2)	248,861
Consolidated revenues, net	$381,147	$14,183	$(2)	$395,328
Adjusted operating cash flow (deficit)	$150,387	$(14,006)	$1,049	$137,430
Depreciation and amortization	(6,635)	(3,300)	—	(9,935)
Share-based compensation expense	(4,463)	(645)	—	(5,108)
Operating income (loss)	$139,289	$(17,951)	$1,049	$122,387

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$509,733	$40,481	$—	$550,214
Distribution	734,366	283,409	(1,792)	1,015,983
Consolidated revenues, net	$1,244,099	$323,890	$(1,792)	$1,566,197
Adjusted operating cash flow	$443,246	$21,363	$1,289	$465,898
Depreciation and amortization	(15,158)	(35,062)	—	(50,220)
Share-based compensation expense	(16,450)	(5,119)	—	(21,569)
Restructuring expense	$(2,462)	$(4,310)	$—	$(6,772)
Operating income (loss)	$409,176	$(23,128)	$1,289	$387,337
Capital expenditures	$7,744	$16,596	$—	$24,340

	Nine Months Ended September 30, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$457,670	$—	$—	$457,670
Distribution	661,142	37,994	(195)	698,941
Consolidated revenues, net	$1,118,812	$37,994	$(195)	$1,156,611
Adjusted operating cash flow (deficit)	$466,176	$(43,376)	$3,088	$425,888
Depreciation and amortization	(37,111)	(9,477)	—	(46,588)
Share-based compensation expense	(13,198)	(1,851)	—	(15,049)
Litigation settlement gain	$—	$132,944	$—	$132,944
Operating income	$415,867	$78,240	$3,088	$497,195
Capital expenditures	$6,978	$11,358	$—	$18,336
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as licensing revenues recognized between the National Networks and International and Other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Inter-segment revenues
National Networks	$(407)	$—	$(1,397)	$(80)
International and Other	(170)	(2)	(395)	(115)
	$(577)	$(2)	$(1,792)	$(195)
The table below summarizes revenue based on customer location:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue
United States	$399,597	$1,232,357
Europe	89,088	252,724
Other	30,865	81,116
	$519,550	$1,566,197

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

September 30, 2014
Property and Equipment, net
United States	$70,126
Europe	33,913
Other	19,724
$123,763
Prior to the acquisition of Chellomedia, substantially all revenues and assets of the Company were attributed to or located in the U.S.
Note 20. Other Matters
In October 2014, the Company, through a wholly-owned subsidiary, AMC New Video Holdings LLC ("AMC New Video") entered into a membership interest purchase agreement (the "Purchase Agreement”) with BBC Worldwide Americas, Inc. ("BBCWA"). In connection with the closing of the transactions contemplated by the Purchase Agreement, AMC New Video acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), that owns the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000 (the "Purchase Price"). The Company funded the Purchase Price with cash on hand and a $40,000 promissory note payable in six months from the closing date. The Purchase Price is subject to working capital and other adjustments. In addition to the Purchase Agreement, AMC New Video entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results will be consolidated in the financial results of AMC Networks from the date of closing.
Note 21. Condensed Consolidating Financial Statements
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
Basis of Presentation
 In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company's interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (ii) the Guarantor Subsidiaries' interests in the Non-Guarantor Subsidiaries, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column "Eliminations."
 The accounting basis in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,698	$217,434	$74,490	$—	$296,622
Accounts receivable, trade (less allowance for doubtful accounts)	—	359,812	123,788	—	483,600
Amounts due from related parties, net	—	3,569	—	—	3,569
Current portion of program rights, net	—	351,022	55,489	—	406,511
Prepaid expenses, other current assets and intercompany receivable	31,406	67,255	10,906	(39,879)	69,688
Deferred tax asset, net	30,004	—	3,928	—	33,932
Total current assets	66,108	999,092	268,601	(39,879)	1,293,922
Property and equipment, net of accumulated depreciation	—	70,421	53,342	—	123,763
Investment in affiliates	1,748,405	911,639	—	(2,660,044)	—
Program rights, net	—	917,398	47,034	—	964,432
Long-term intercompany receivable	651,405	115,876	—	(767,281)	—
Deferred carriage fees, net	—	47,025	2,234	—	49,259
Intangible assets, net	—	202,229	295,094	—	497,323
Goodwill	—	74,855	518,025	—	592,880
Other assets	28,393	65,940	47,343	—	141,676
Total assets	$2,494,311	$3,404,475	$1,231,673	$(3,467,204)	$3,663,255
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$298	$64,822	$27,063	$—	$92,183
Accrued liabilities and intercompany payable	33,523	134,989	54,162	(39,879)	182,795
Current portion of program rights obligations	—	228,687	33,096	—	261,783
Deferred revenue	—	35,647	3,707	—	39,354
Current portion of long-term debt	55,500	—	—	—	55,500
Current portion of capital lease obligations	—	2,185	705	—	2,890
Total current liabilities	89,321	466,330	118,733	(39,879)	634,505
Program rights obligations	—	481,993	2,260	—	484,253
Long-term debt	2,703,458	—	—	—	2,703,458
Capital lease obligations	—	12,522	15,692	—	28,214
Deferred tax liability, net	88,515	—	20,775	—	109,290
Other liabilities and intercompany payable	31,081	699,710	128,048	(767,281)	91,558
Total liabilities	2,912,375	1,660,555	285,508	(807,160)	4,051,278
Commitments and contingencies
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(418,064)	1,744,957	915,108	(2,660,044)	(418,043)
Total AMC Networks stockholders’ (deficiency) equity	(418,064)	1,744,957	915,108	(2,660,044)	(418,043)
Noncontrolling interests	—	(1,037)	31,057	—	30,020
Total Stockholders' (deficiency) equity	(418,064)	1,743,920	946,165	(2,660,044)	(388,023)
Total liabilities and stockholders’ (deficiency) equity	$2,494,311	$3,404,475	$1,231,673	$(3,467,204)	$3,663,255

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$420,227	$99,323	$—	$519,550
Operating expenses:
Technical and operating	—	196,783	55,773	—	252,556
Selling, general and administrative	—	104,176	28,675	—	132,851
Restructuring expense	—	4,746	873	—	5,619
Depreciation and amortization	—	9,045	9,250	—	18,295
	—	314,750	94,571	—	409,321
Operating income	—	105,477	4,752	—	110,229
Other income (expense):
Interest expense, net	(17,512)	(11,904)	(1,900)	—	(31,316)
Share of affiliates income	151,603	(1,538)	—	(150,065)	—
Miscellaneous, net	(57,230)	50,264	(4,800)	—	(11,766)
	76,861	36,822	(6,700)	(150,065)	(43,082)
Income (loss) from continuing operations before income taxes	76,861	142,299	(1,948)	(150,065)	67,147
Income tax (expense) benefit	(23,701)	8,853	1,770	—	(13,078)
Income (loss) from continuing operations	53,160	151,152	(178)	(150,065)	54,069
Loss from discontinued operations, net of income taxes	—	—	(966)	—	(966)
Net income (loss) including noncontrolling interest	53,160	151,152	(1,144)	(150,065)	53,103
Net (income) loss attributable to noncontrolling interests	—	451	(394)	—	57
Net income (loss) attributable to AMC Networks' stockholders	$53,160	$151,603	$(1,538)	$(150,065)	$53,160

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,293,088	$273,109	$—	$1,566,197
Operating expenses:
Technical and operating	—	553,755	148,016	—	701,771
Selling, general and administrative	—	345,516	74,571	10	420,097
Restructuring expense	—	4,746	2,026	—	6,772
Depreciation and amortization	—	25,765	24,455	—	50,220
	—	929,782	249,068	10	1,178,860
Operating income	—	363,306	24,041	(10)	387,337
Other income (expense):
Interest expense, net	(59,697)	(32,489)	(4,166)	—	(96,352)
Share of affiliates income	390,479	4,532	—	(395,011)	—
Miscellaneous, net	(55,388)	49,930	(10,559)	10	(16,007)
	275,394	21,973	(14,725)	(395,001)	(112,359)
Income from continuing operations before income taxes	275,394	385,279	9,316	(395,011)	274,978
Income tax (expense) benefit	(92,212)	3,895	(425)	—	(88,742)
Income from continuing operations	183,182	389,174	8,891	(395,011)	186,236
Loss from discontinued operations, net of income taxes	—	—	(3,448)	—	(3,448)
Net income including noncontrolling interest	183,182	389,174	5,443	(395,011)	182,788
Net (income) loss attributable to noncontrolling interests	—	1,305	(911)	—	394
Net income attributable to AMC Networks' stockholders	$183,182	$390,479	$4,532	$(395,011)	$183,182

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non controlling interest	$53,160	$151,152	$(1,144)	$(150,065)	$53,103
Other comprehensive income (loss):
Foreign currency translation adjustment	(57,503)	(61,207)	5,322	61,207	(52,181)
Unrealized gain on interest rate swaps	1,571	—	—	—	1,571
Other comprehensive income (loss), before income taxes	(55,932)	(61,207)	5,322	61,207	(50,610)
Income tax expense	(569)	—	—	—	(569)
Other comprehensive (loss) income, net of income taxes	(56,501)	(61,207)	5,322	61,207	(51,179)
Comprehensive (loss) income	(3,341)	89,945	4,178	(88,858)	1,924
Comprehensive loss attributable to noncontrolling interests	—	451	2,016	—	2,467
Comprehensive (loss) income attributable to AMC Networks' stockholders	$(3,341)	$90,396	$6,194	$(88,858)	$4,391

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non controlling interest	$183,182	$389,174	$5,443	$(395,011)	$182,788
Other comprehensive income (loss):
Foreign currency translation adjustment	(42,129)	(45,833)	—	45,833	(42,129)
Unrealized gain on interest rate swaps	3,528	—	—	—	3,528
Other comprehensive income (loss), before income taxes	(38,601)	(45,833)	—	45,833	(38,601)
Income tax expense	(1,291)	—	—	—	(1,291)
Other comprehensive (loss) income, net of income taxes	(39,892)	(45,833)	—	45,833	(39,892)
Comprehensive income	143,290	343,341	5,443	(349,178)	142,896
Comprehensive loss attributable to noncontrolling interests	—	1,305	652	—	1,957
Comprehensive income attributable to AMC Networks' stockholders	$143,290	$344,646	$6,095	$(349,178)	$144,853

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	166,339	292,623	25,668	(222,800)	261,830
Cash flows from investing activities:
Capital expenditures	(1,426)	(16,144)	(6,770)	—	(24,340)
Payments for acquisitions, net of cash acquired	—	—	(1,024,427)	—	(1,024,427)
Acquisition of investments	—	(3,482)	(502)	—	(3,984)
(Increase) decrease to investment in affiliates	(43,581)	(133,386)	—	176,967	—
Proceeds from insurance settlements	—	654	—	—	654
Net cash (used in) provided by investing activities	(45,007)	(152,358)	(1,031,699)	176,967	(1,052,097)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Deemed repurchases of restricted stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	1,070	—	—	—	1,070
Excess tax benefits from share-based compensation arrangements	5,662	—	—	—	5,662
Principal payments on capital lease obligations	—	(1,382)	(1,325)	—	(2,707)
Long-term intercompany debt	(651,405)	651,405	—	—	—
Cash contributions from member	—	(1,046,413)	1,046,413	—	—
Contributions from noncontrolling interest member	—	—	835	—	835
Net cash (used in) provided by financing activities	(71,743)	(396,390)	1,045,923	—	577,790
Net increase in cash and cash equivalents from continuing operations	49,589	(256,125)	39,892	(45,833)	(212,477)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,955)	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,955)	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(45,833)	(45,833)	35,936	45,833	(9,897)
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$4,698	$217,434	$74,490	$—	$296,622

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•    the level of our expenses;
•    the level of our capital expenditures;
•    future acquisitions and dispositions of assets;

•	our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;
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
Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2013 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other. (See "Business Overview" section for discussion of the change in components of our operating segments).
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2014, as well as an analysis of our cash flows for the nine months ended September 30, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2014 and December 31, 2013.
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
Business Overview
As of March 31, 2014, following the Chellomedia acquisition on January 31, 2014, the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global) are included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net
National Networks	$397,415	$381,147	$1,244,099	$1,118,812
International and Other	122,712	14,183	323,890	37,994
Inter-segment eliminations	(577)	(2)	(1,792)	(195)
Consolidated revenues, net	$519,550	$395,328	$1,566,197	$1,156,611
Operating income (loss)
National Networks	$115,254	$139,289	$409,176	$415,867
International and Other (a)	(5,441)	(17,951)	(23,128)	78,240
Inter-segment eliminations	416	1,049	1,289	3,088
Consolidated operating income	$110,229	$122,387	$387,337	$497,195
AOCF (deficit)
National Networks	$128,582	$150,387	$443,246	$466,176
International and Other	12,875	(14,006)	21,363	(43,376)
Inter-segment eliminations	416	1,049	1,289	3,088
Consolidated AOCF	$141,873	$137,430	$465,898	$425,888
(a) The nine months ended September 30, 2013 amount includes the litigation settlement gain recorded in connection with the settlement with DISH Network. See DISH Network discussion below.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$110,229	$122,387	$387,337	$497,195
Share-based compensation expense	7,730	5,108	21,569	15,049
Restructuring expense	5,619	—	6,772	—
Depreciation and amortization	18,295	9,935	50,220	46,588
Litigation settlement gain	—	—	—	(132,944)
AOCF	$141,873	$137,430	$465,898	$425,888

Items Impacting Comparability
Acquisition of Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc, for a purchase price of €750 million (approximately $1.0 billion). AMC Networks funded the purchase price with cash on hand and additional indebtedness of $600 million (see "Amended and Restated Credit Facility" discussion below).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, Chello DMC (the broadcast solutions unit), and Atmedia (the advertising sales unit). The acquisition provides us with the opportunity to accelerate and enhance our international expansion strategy. We view this international opportunity as one that has the potential to provide long-term growth and value. This acquisition has been included in our operating results since the acquisition date (see Note 2 to the accompanying condensed consolidated financial statements). As part of our integration efforts, the operating businesses of Chellomedia have been rebranded and are now included in AMC Networks International and referred to as AMC Networks International - Central Europe (formerly Chello Central Europe), AMC Networks International - Latin America (formerly Chello Latin America), AMC Networks International - Iberia (formerly Chello Multicanal), AMC Networks International - Zone (formerly Chello Zone), and AMC Networks International - DMC (formerly Chello DMC).
The comparability of our results of operations between the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 have been impacted by this acquisition.
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
National Networks
In our National Networks segment, which accounted for 79% of our consolidated revenues for the nine months ended September 30, 2014, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). Our national programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance, and entertainment industries. All of our National Networks distributed throughout the U.S., including SundanceTV beginning in September 2013, use a traditional advertising sales model. Prior to September 2013, SundanceTV principally sold sponsorships.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the availability, amount and timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed throughout the U.S., has a more limited ability to increase its penetration than WE tv, IFC and SundanceTV. To the extent not already carried on more widely penetrated service tiers, WE tv, IFC and SundanceTV, although carried by all of the larger U.S. distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv and IFC are currently carried on either expanded basic or digital tiers, while SundanceTV is currently carried primarily on digital tiers. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have agreed in some instances to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution revenues in each quarter also vary based on the timing of availability of our programming to distributors. We also seek to increase our revenues by expanding the opportunities for distribution of our programming through digital, foreign and home video services.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $9,030 and $2,594 were recorded for the three months ended September 30, 2014 and 2013, respectively, and program rights write-offs of $16,523 and $9,283 were recorded for the nine months ended September 30, 2014 and 2013, respectively.

International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 21% of our consolidated revenues for the nine months ended September 30, 2014, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under multi-year contracts, commonly referred to as “affiliation agreements,” which may provide for annual affiliation rate increases.  For the nine months ended September 30, 2014, distribution revenues represented 88% of the revenues of the International and Other segment.  Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa.  The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
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

Consolidated Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$519,550	100.0%	$395,328	100.0%	$124,222	31.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	252,556	48.6	157,054	39.7	95,502	60.8
Selling, general and administrative	132,851	25.6	105,952	26.8	26,899	25.4
Restructuring expense	5,619	1.1	—	—	5,619	n/m
Depreciation and amortization	18,295	3.5	9,935	2.5	8,360	84.1
Total operating expenses	409,321	78.8	272,941	69.0	136,380	50.0
Operating income	110,229	21.2	122,387	31.0	(12,158)	(9.9)
Other income (expense):
Interest expense, net	(31,316)	(6.0)	(29,588)	(7.5)	(1,728)	5.8
Miscellaneous, net	(11,766)	(2.3)	(65)	—	(11,701)	n/m
Total other income (expense)	(43,082)	(8.3)	(29,653)	(7.5)	(13,429)	45.3
Income from continuing operations before income taxes	67,147	12.9	92,734	23.5	(25,587)	(27.6)
Income tax expense	(13,078)	(2.5)	(34,784)	(8.8)	21,706	(62.4)
Income from continuing operations	54,069	10.4	57,950	14.7	(3,881)	(6.7)
Loss from discontinued operations, net of income taxes	(966)	(0.2)	—	—	(966)	n/m
Net income including noncontrolling interests	53,103	10.2%	57,950	14.7%	(4,847)	(8.4)%
Net loss attributable to noncontrolling interests	57	—%	161	—%	(104)	n/m
Net income attributable to AMC Networks’ stockholders	$53,160	10.2%	$58,111	14.7%	$(4,951)	(8.5)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended September 30,
	2014	2013	$ change	% change
Operating income	$110,229	$122,387	$(12,158)	(9.9)%
Share-based compensation expense	7,730	5,108	2,622	51.3
Restructuring expense	5,619	—	5,619	n/m
Depreciation and amortization	18,295	9,935	8,360	84.1
Consolidated AOCF	$141,873	$137,430	$4,443	3.2%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$397,415	100.0%	$381,147	100.0%	$16,268	4.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	185,122	46.6	143,117	37.5	42,005	29.4
Selling, general and administrative	89,372	22.5	92,106	24.2	(2,734)	(3.0)
Restructuring expense	2,462	0.6	—	—	2,462	n/m
Depreciation and amortization	5,205	1.3	6,635	1.7	(1,430)	(21.6)
Operating income	$115,254	29.0%	$139,289	36.5%	$(24,035)	(17.3)
Share-based compensation expense	5,661	1.4%	4,463	1.2%	1,198	26.8
Depreciation and amortization	5,205	1.3%	6,635	1.7%	(1,430)	(21.6)
Restructuring expense	2,462	0.6%	—	—%	2,462	n/m
AOCF	$128,582	32.4%	$150,387	39.5%	$(21,805)	(14.5)%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$122,712	100.0%	$14,183	100.0%	$108,529	765.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	68,411	55.7	14,989	105.7	53,422	356.4
Selling, general and administrative	43,495	35.4	13,845	97.6	29,650	214.2
Restructuring expense	3,157	2.6	—	—	3,157	n/m
Depreciation and amortization	13,090	10.7	3,300	23.3	9,790	296.7
Operating loss	$(5,441)	(4.4)%	$(17,951)	(126.6)%	$12,510	(69.7)
Share-based compensation expense	2,069	1.7%	645	4.5%	1,424	220.8
Depreciation and amortization	13,090	10.7%	3,300	23.3%	9,790	296.7
Restructuring expense	3,157	2.6%	—	—%	3,157	n/m
AOCF (deficit)	$12,875	10.5%	$(14,006)	(98.8)%	$26,881	(191.9)%

Revenues, net
Revenues, net increased $124,222 to $519,550 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The net change by segment was as follows:

	Three Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$397,415	76.5%	$381,147	96.4%	$16,268	4.3%
International and Other	122,712	23.6	14,183	3.6	108,529	765.2
Inter-segment eliminations	(577)	(0.1)	(2)	—	(575)	n/m
Consolidated revenues, net	$519,550	100.0%	$395,328	100.0%	$124,222	31.4%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$137,993	34.7%	$146,467	38.4%	$(8,474)	(5.8)%
Distribution	259,422	65.3	234,680	61.6	24,742	10.5
	$397,415	100.0%	$381,147	100.0%	$16,268	4.3%

•
Advertising revenues decreased $8,474 due to a decrease at AMC, partially offset by an increase at SundanceTV, IFC and WE tv. The decrease at AMC was due to the airing of a fewer number of scripted original programming series, including the absence of Breaking Bad, during the three months ended September 30, 2014 as compared to the same period in the prior year. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $24,742 due to an increase of $13,490 principally from licensing distribution revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased due to an overall increase in rates during the three months ended September 30, 2014 as compared to the same period in 2013. Distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at September 30, 2014, June 30, 2014 and September 30, 2013:

	Estimated Domestic Subscribers (1)
National Programming Networks:	September 30, 2014	June 30, 2014	September 30, 2013
AMC	95,600	96,600	99,000
WE tv	85,300	85,800	84,800
IFC	73,000	73,000	70,900
SundanceTV	56,700	57,100	57,000
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.
The increase in estimated subscribers for the period ended September 30, 2014 as compared to September 30, 2013 reflects the repositioning of WE tv and IFC with certain operators to more widely distributed tiers of service. Additionally, the number of reported subscribers may be impacted by changes in the Nielsen sample and does not necessarily correlate to changes in the Company's viewing subscribers.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$15,991	13.0%	$—	—%	$15,991	n/m
Distribution	106,721	87.0	14,183	100.0	92,538	652.5
	$122,712	100.0%	$14,183	100.0%	$108,529	765.2%
Advertising and distribution revenues increased at AMC Networks International due to the acquisition of Chellomedia. Distribution revenues also increased $11,203 at IFC Films principally due to an increase in theatrical and participation revenues primarily driven by the performance of the theatrical release of the film, Boyhood.
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
Technical and operating expense (excluding depreciation and amortization) increased $95,502 to $252,556 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The net change by segment was as follows:

	Three Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$185,122	$143,117	$42,005	29.4%
International and Other	68,411	14,989	53,422	356.4
Inter-segment eliminations	(977)	(1,052)	75	(7.1)
Total	$252,556	$157,054	$95,502	60.8%
Percentage of revenues, net	48.6%	39.7%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $24,000 and an increase of $18,005 for other direct programming related costs including participation, residuals and development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series. Program rights amortization expense for the three months ended September 30, 2014 includes write-offs of $8,877 based on management's assessment of programming usefulness of certain unscripted series, primarily at AMC. Program rights amortization expense for the three months ended September 30, 2013 included write-offs of $2,594 primarily based on management's assessment of programming usefulness of certain pilot costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was due to an increase in program rights amortization expense of $29,017 and an increase of $24,405 for other direct programming related costs, including the costs of origination and transmission, primarily at AMC Networks International due to the acquisition of Chellomedia.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $26,899 to $132,851 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The net change by segment was as follows:

	Three Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$89,372	$92,106	$(2,734)	(3.0)%
International and Other	43,495	13,845	29,650	214.2
Inter-segment eliminations	(16)	1	(17)	n/m
Total	$132,851	$105,952	$26,899	25.4%
Percentage of revenues, net	25.6%	26.8%
National Networks
The decrease in the National Networks segment was primarily attributable to net decrease in marketing related expenses of $6,670 primarily at AMC due to a lower number of original programming series, partially offset by increased affiliate sales and advertising sales expenses of $1,485, increased administrative and corporate allocations of $1,735 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $1,372. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase in selling and administrative expense of $19,569 at AMC Networks International principally due to the acquisition of Chellomedia, increased marketing and selling expenses of $7,742 at IFC Films primarily for the exploitation of Boyhood, and increased share-based compensation expense and expenses related to long-term incentive compensation of $2,077.
Restructuring expense
The restructuring expense of $2,462 in the National Networks segment and $3,157 in the International and Other segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company.
Depreciation and amortization
Depreciation and amortization increased $8,360 to $18,295 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The net change by segment was as follows:

	Three Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$5,205	$6,635	$(1,430)	(21.6)%
International and Other	13,090	3,300	9,790	296.7
	$18,295	$9,935	$8,360	84.1%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $1,700 principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to amortization expense of $5,579 related to the amortization of identifiable intangible assets and depreciation expense of $3,663 related to property and equipment primarily acquired in connection with the Chellomedia acquisition.

AOCF
AOCF increased $4,443 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The net change by segment was as follows:

	Three Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$128,582	$150,387	$(21,805)	(14.5)%
International and Other	12,875	(14,006)	26,881	(191.9)
Inter-segment eliminations	416	1,049	(633)	(60.3)
AOCF	$141,873	$137,430	$4,443	3.2%
National Networks AOCF decreased due to an increase in revenues, net of $16,268 and a decrease in selling, general and administrative expenses of $3,932, offset by an increase in technical and operating expenses of $42,005 resulting primarily from an increase in program rights expense. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF deficit decreased primarily due to an increase in revenues, net of $108,529, partially offset by an increase in technical and operating expenses of $53,422 and an increase in selling, general and administrative expenses of $28,226 due principally to the inclusion of the results of Chellomedia following the acquisition.
Interest expense, net
The increase in interest expense, net of $1,728 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was attributable to the following:

Higher average debt balances	$2,815
Change in fair value of interest rate swap contracts	(1,560)
Increase in interest income	(563)
Increase in capital leases	969
Other	67
$1,728
Miscellaneous, net
The increase in miscellaneous, net of $11,701 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily the result of net foreign currency unrealized transaction losses from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended September 30, 2014, income tax expense attributable to continuing operations was $13,078 representing an effective tax rate of 20%. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $872, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,176, tax benefit of $5,709 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,990, tax expense of $1,930 resulting from an increase in the valuation allowances for foreign and local taxes, partially offset by a decrease in the valuation allowance for foreign tax credits and tax benefit of $1,350 for the effect of acquisition costs and other items for the three months ended September 30, 2014. The tax benefit relating to reductions in uncertain tax positions is primarily due to an audit settlement and a re-evaluation of certain prior year positions.
For the three months ended September 30, 2013, income tax expense attributable to continuing operations was $34,784, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $1,083, tax expense resulting from an increase in the valuation allowance with regard to certain local income tax credit carry forwards of $1,784, and tax expense related to uncertain tax positions, including accrued interest, of $11,204.

Consolidated Results of Operations
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,566,197	100.0%	$1,156,611	100.0%	$409,586	35.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	701,771	44.8	431,389	37.3	270,382	62.7
Selling, general and administrative	420,097	26.8	314,383	27.2	105,714	33.6
Restructuring expense	6,772	0.4	—	—	6,772	n/m
Depreciation and amortization	50,220	3.2	46,588	4.0	3,632	7.8
Litigation settlement gain	—	n/m	(132,944)	n/m	132,944	(100.0)
Total operating expenses	1,178,860	75.3	659,416	57.0	519,444	78.8
Operating income	387,337	24.7	497,195	43.0	(109,858)	(22.1)
Other income (expense):
Interest expense, net	(96,352)	(6.2)	(86,303)	(7.5)	(10,049)	11.6
Miscellaneous, net	(16,007)	(1.0)	(411)	—	(15,596)	3,794.6
Total other income (expense)	(112,359)	(7.2)	(86,714)	(7.5)	(25,645)	29.6
Income from continuing operations before income taxes	274,978	17.6	410,481	35.5	(135,503)	(33.0)
Income tax expense	(88,742)	(5.7)	(155,283)	(13.4)	66,541	(42.9)
Income from continuing operations	186,236	11.9	255,198	22.1	(68,962)	(27.0)
Loss from discontinued operations, net of income taxes	(3,448)	(0.2)	—	—	(3,448)	n/m
Net income including noncontrolling interests	182,788	11.7%	255,198	22.1%	(72,410)	(28.4)%
Net loss attributable to noncontrolling interests	394	—%	161	—%	233	n/m
Net income attributable to AMC Networks’ stockholders	$183,182	11.7%	$255,359	22.1%	$(72,177)	(28.3)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Nine Months Ended September 30,
	2014	2013	$ change	% change
Operating income	$387,337	$497,195	$(109,858)	(22.1)%
Share-based compensation expense	21,569	15,049	6,520	43.3
Restructuring expense	6,772	—	6,772	n/m
Depreciation and amortization	50,220	46,588	3,632	7.8
Litigation settlement gain	—	(132,944)	132,944	(100.0)
Consolidated AOCF	$465,898	$425,888	$40,010	9.4%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,244,099	100.0%	$1,118,812	100.0%	$125,287	11.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	516,925	41.6	390,135	34.9	126,790	32.5
Selling, general and administrative	300,378	24.1	275,699	24.6	24,679	9.0
Restructuring expense	2,462	0.2	—	—	2,462	n/m
Depreciation and amortization	15,158	1.2	37,111	3.3	(21,953)	(59.2)
Operating income	$409,176	32.9%	$415,867	37.2%	$(6,691)	(1.6)%
Share-based compensation expense	16,450	1.3%	13,198	1.2%	3,252	24.6%
Depreciation and amortization	15,158	1.2%	37,111	3.3%	(21,953)	(59.2)%
Restructuring expense	2,462	0.2%	—	—%	2,462	n/m
AOCF	$443,246	35.6%	$466,176	41.7%	$(22,930)	(4.9)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$323,890	100.0%	$37,994	100.0%	$285,896	752.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	187,882	58.0	44,533	117.2	143,349	321.9
Selling, general and administrative	119,764	37.0	38,688	101.8	81,076	209.6
Restructuring expense	4,310	1.3	—	—	4,310	n/m
Depreciation and amortization	35,062	10.8	9,477	24.9	25,585	270.0
Litigation settlement gain	—	—	(132,944)	(349.9)	132,944	(100.0)
Operating (loss) income	$(23,128)	(7.1)%	$78,240	205.9%	$(101,368)	(129.6)%
Share-based compensation expense	5,119	1.6%	1,851	4.9%	3,268	176.6%
Depreciation and amortization	35,062	10.8%	9,477	24.9%	25,585	270.0%
Litigation settlement gain	—	—%	(132,944)	(349.9)%	132,944	(100.0)%
Restructuring expense	4,310	1.3%	—	—%	4,310	n/m
AOCF (deficit)	$21,363	6.6%	$(43,376)	(114.2)%	$64,739	(149.3)%

Revenues, net
Revenues, net increased $409,586 to $1,566,197 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The net change by segment was as follows:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$1,244,099	79.4%	$1,118,812	96.7%	$125,287	11.2%
International and Other	323,890	20.7	37,994	3.3	285,896	752.5
Inter-segment eliminations	(1,792)	(0.1)	(195)	—	(1,597)	819.0
Consolidated revenues, net	$1,566,197	100.0%	$1,156,611	100.0%	$409,586	35.4%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$509,733	41.0%	$457,670	40.9%	$52,063	11.4%
Distribution	734,366	59.0	661,142	59.1	73,224	11.1
	$1,244,099	100.0%	$1,118,812	100.0%	$125,287	11.2%

•
Advertising revenues increased $52,063 across all networks primarily at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead, and at SundanceTV, IFC and WE tv. Prior to September 2013, SundanceTV principally sold sponsorships, but since then it migrated to a traditional advertising sales model. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $73,224 due to an increase of $45,236 principally from licensing and home video distribution revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased across all networks due to an overall increase in viewing subscribers during the nine months ended September 30, 2014 as compared to the same period in 2013. Additionally, distribution revenues may vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$40,481	12.5%	$—	—%	$40,481	n/m
Distribution	283,409	87.5	37,994	100.0	245,415	645.9
	$323,890	100.0%	$37,994	100.0%	$285,896	752.5%
Advertising and distribution revenues increased at AMC Networks International due to the inclusion of the results of Chellomedia from the date of acquisition of January 31, 2014. Distribution revenues also increased $18,740 at IFC Films principally due to an increase in theatrical revenues primarily driven by the performance of Boyhood.

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
Technical and operating expense (excluding depreciation and amortization) increased $270,382 to $701,771 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The net change by segment was as follows:

	Nine Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$516,925	$390,135	$126,790	32.5%
International and Other	187,882	44,533	143,349	321.9
Inter-segment eliminations	(3,036)	(3,279)	243	(7.4)
Total	$701,771	$431,389	$270,382	62.7%
Percentage of revenues, net	44.8%	37.3%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $89,190 and an increase of $37,600 for other direct programming related costs including participation, residuals and development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series primarily at AMC, WE tv, and SundanceTV. Program rights amortization expense for the nine months ended September 30, 2014 includes write-offs of $16,319 primarily at AMC related to unscripted series and certain pilots based on management's decision to focus on scripted programming. Program rights amortization expense for the nine months ended September 30, 2013 included write-offs of $9,283 based on management's assessment of programming usefulness primarily at SundanceTV as it prepared its programming schedule for transition to a traditional advertising model in September 2013 and to a lesser extent at IFC and AMC related to the assessment of programming usefulness of certain pilot costs. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase. As we continue to increase our investment in original programming, we expect program rights expense to continue to increase for the full year of 2014 over the prior year comparable period.
International and Other
The increase in the International and Other segment was primarily due to increased program rights amortization expense of $54,607 and an increase of $88,742 for other direct programming related costs, including the cost of origination and transmission, principally due to the impact of the acquisition of Chellomedia from the date of acquisition, January 31, 2014.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $105,714 to $420,097 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The net change by segment was as follows:

	Nine Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$300,378	$275,699	$24,679	9.0%
International and Other	119,764	38,688	81,076	209.6
Inter-segment eliminations	(45)	(4)	(41)	1,025.0
Total	$420,097	$314,383	$105,714	33.6%
Percentage of revenues, net	26.8%	27.2%
National Networks
The increase in the National Networks segment was primarily attributable to increased marketing and advertising sales related expenses of $11,337 primarily at WE tv for original programming series, increased general and administration expenses of $4,190 primarily due to an increase in professional fees, increased corporate allocations of $4,254 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $4,163. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $71,011 due to the inclusion of the results of Chellomedia from the acquisition date of January 31, 2014, including increased acquisition related professional fees incurred of $13,659 primarily due to the acquisition and integration of Chellomedia, an increase in marketing and selling expenses of $5,360 at IFC Films principally due to the exploitation of Boyhood, and increased share-based compensation expense and expenses relating to long-term incentive compensation of $5,352, partially offset by a decrease in legal fees and other related costs and expenses of $2,255 compared to the same period in 2013 in connection with the DISH Network contract dispute.
Restructuring expense
The restructuring expense of $2,462 in the National Networks segment and $4,310 in the International and Other segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company.
Depreciation and amortization
Depreciation and amortization increased $3,632 to $50,220 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The net change by segment was as follows:

	Nine Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$15,158	$37,111	$(21,953)	(59.2)%
International and Other	35,062	9,477	25,585	270.0
	$50,220	$46,588	$3,632	7.8%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $21,859 principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to amortization expense of $14,485 related to the amortization of identifiable intangible assets and depreciation expense of $9,953 related to property and equipment acquired primarily in connection with the Chellomedia acquisition.

Litigation settlement gain
Litigation settlement gain relates to the final allocation of the proceeds from the settlement of litigation with DISH Network (see “DISH Network” discussion above). The deferred litigation settlement proceeds liability of approximately $308,000 recorded in the condensed consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision on April 9, 2013 resulted in a gain of $132,944 for the nine months ended September 30, 2013 included in the International and Other segment.
AOCF
AOCF increased $40,010 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The net change by segment was as follows:

	Nine Months Ended September 30,
	2014	2013	$ change	% change
National Networks	$443,246	$466,176	$(22,930)	(4.9)%
International and Other	21,363	(43,376)	64,739	(149.3)
Inter-segment eliminations	1,289	3,088	(1,799)	(58.3)
AOCF	$465,898	$425,888	$40,010	9.4%
National Networks AOCF decreased due to an increase in revenues, net of $125,287 offset by an increase in technical and operating expenses of $126,790 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $21,427. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF increased primarily due to an increase in revenues, net of $285,896, partially offset by an increase in technical and operating expenses of $143,349 and an increase in selling, general and administrative expenses of $77,808 due principally to the inclusion of the results of the Chellomedia acquisition from the acquisition date.
Interest expense, net
The increase in interest expense, net of $10,049 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was attributable to the following:

Higher average debt balances	$10,006
Change in fair value of interest rate swap contracts	(256)
Increase in interest income	(800)
Increase in capital leases	964
Other	135
$10,049
Miscellaneous, net
The increase in miscellaneous, net expense of $15,596 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily the result of $13,701 of net foreign currency unrealized transaction losses principally from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, and a realized loss of $1,755 on derivative contracts primarily related to foreign currency option contracts which prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, were settled with the counterparties.
Income tax expense
For the nine months ended September 30, 2014, income tax expense attributable to continuing operations was $88,742 representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $4,675, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $10,367, tax expense of $715 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $8,414, tax expense of $5,089 resulting from an increase in the valuation allowances for foreign and local taxes, partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $802 for the effect of acquisition costs and other items for the nine months ended September 30, 2014. We expect our effective tax rate to be approximately 33% for the current year.

Income taxes paid, net decreased by $48,173 to $75,656 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Such decrease was a result of the VOOM HD settlement agreement, as discussed in our 2013 Form 10-K, which increased tax payments in the first quarter of 2013 by approximately $81,000.
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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. Our principal use of cash in 2014 related to the acquisition of Chellomedia. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2014. Historically, our businesses have not required significant capital expenditures; however, we have invested in our infrastructure as a stand-alone public company. As of September 30, 2014, our consolidated cash and cash equivalents balance includes approximately $72,633 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2013 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
Our revolving credit facility of $500,000 remains undrawn at September 30, 2014. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2014.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the nine months ended September 30:

	2014	2013
Continuing operations:
Cash flow provided by (used in) operating activities	$261,830	$(74,061)
Cash flow used in investing activities	(1,052,097)	(20,179)
Cash flow provided by (used in) financing activities	577,790	(7,054)
Net decrease in cash from continuing operations	(212,477)	(101,294)
Discontinued operations:
Net decrease in cash flow from discontinued operations	$(2,955)	$—
Continuing Operations
Operating Activities
Net cash provided by (used in) operating activities amounted to $261,830 for the nine months ended September 30, 2014 as compared to $(74,061) for the nine months ended September 30, 2013. The September 30, 2014 net cash provided by operating activities resulted from $714,021 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items and an increase of $58,193 resulting from the change in other assets and liabilities, partially offset by payments for program rights of $510,384.
Cash flows from operating activities for the nine months ended September 30, 2014 is not necessarily indicative of what we expect for the remainder of 2014 due to various factors, including the timing of our cash investments in our original programming and the timing of income tax payments.
Net cash (used in) provided by operating activities for the nine months ended September 30, 2013 resulted from $780,102 of net income before depreciation and amortization, amortization of program rights and other non-cash items which was more than offset by payments for program rights of $358,129, a net decrease in deferred revenue and deferred litigation settlement proceeds of $329,358 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussed above), a decrease in income taxes payable of $112,341 an increase in prepaid expenses and other assets of $31,674, an increase in accounts receivable, trade of $18,523, as well as a net decrease in other net liabilities of $4,138.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $1,052,097 and $20,179, respectively, which primarily related to the payment for the acquisition of Chellomedia and a small international channel, net of cash acquired of $1,024,427 for the nine months ended September 30, 2014 and capital expenditures of $24,340 and $18,336 for the nine months ended September 30, 2014 and 2013, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $577,790 for the nine months ended September 30, 2014 as compared to $(7,054) for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, financing activities consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price, the excess tax benefits from share-based compensation arrangements of $5,662 and proceeds from stock option exercises of $1,070, partially offset by treasury stock acquired from the acquisition of restricted shares of $17,804, payments for financing costs of $9,266 and principal payments on capital leases of $2,707.
Net cash used in financing activities amounted to $7,054 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, financing activities consisted of treasury stock acquired from the acquisition of restricted shares of $12,000, principal payments on capital leases of $1,154 and payments for financing costs of $542 partially offset by proceeds from stock option exercises of $1,722 and the excess tax benefits from share-based compensation arrangements of $4,920.
Discontinued Operations
The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $2,955 for the nine months ended September 30, 2014.

Contractual Obligations
As of September 30, 2014, our contractual obligations not reflected on the condensed consolidated balance sheet increased approximately $158,952 to approximately $488,191 as compared to approximately $329,239 at December 31, 2013. The increase relates primarily to purchase obligations at Chellomedia, including approximately $59,193 and $75,532 for program rights and transmission obligations, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining its implementation approach and assessing the impact on the consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2014, the fair value of our fixed rate debt of $1,355,500 was more than its carrying value of $1,280,386 by $75,114. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2014 would increase the estimated fair value of our fixed rate debt by approximately $54,500 to approximately $1,410,000.
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

As of September 30, 2014, we had $2,758,958 of debt outstanding (excluding capital leases), of which $1,478,572 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2014, we had interest rate swap contracts outstanding with notional amounts aggregating $551,094. The aggregate fair value of interest rate swap contracts at September 30, 2014 was a liability of $7,550 (consisting of $1,565 included in accrued liabilities and $5,985 in other liabilities). As a result of these transactions, the interest rate paid on approximately 66% of the Company’s debt (excluding capital leases) as of September 30, 2014 is effectively fixed (46% being fixed rate obligations and 20% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $(2,258) of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At September 30, 2014, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2014 would not have a material impact on our annual interest expense.
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
To manage foreign currency exchange rate risk, we may enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
As of December 31, 2013, cash and cash equivalents included €250,000 and prepaid expenses and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 for the nine months ended September 30, 2014. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
The Company recognized $14,270 of foreign currency transaction losses, net for the nine months ended September 30, 2014, which is resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
On January 31, 2014, the Company acquired Chellomedia (see Note 2 to the accompanying condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the quarter ended September 30, 2014, except as noted above, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMC Networks Inc.

Date:	November 6, 2014	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer