Form 10-K
period 2014-12-31
AMC Networks Inc.
filed 2015-02-26
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,674,000,000.
The number of shares of common stock outstanding as of February 13, 2015:

Class A Common Stock par value $0.01 per share	60,553,173
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•    fluctuations in currency exchange rates and interest rates;

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

Part I
Item 1. Business.
General
AMC Networks Inc. is a Delaware corporation with our principal executive offices at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its majority owned or controlled subsidiaries. Unless the context otherwise requires, all references to “we,” “our,” “us,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. “AMC Networks Inc.” refers to AMC Networks Inc. individually as a separate entity. Our telephone number is (212) 324-8500. Our corporate website is http://www.amcnetworks.com and the investor relations section of our website is located at http://investor.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this Annual Report on Form 10-K (this “Annual Report”) are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”). On June 30, 2011, Cablevision spun off the Company (the “Distribution”), and the Company became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family-related entities (collectively the “Dolan Family”).
Our Company
AMC Networks owns and operates several of cable television’s most recognized brands, delivering high quality content to audiences and a valuable platform to distributors and advertisers. Since our founding in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry’s leading programming networks, with a focus on programming of film and original productions. AMC, which was created in 1984, features original programming that includes critically-acclaimed original scripted dramatic series such as Mad Men, Breaking Bad, Hell on Wheels, TURN: Washington's Spies, Halt and Catch Fire and The Walking Dead, which, in 2014, set a series record of 17.3 million viewers (live/same day) with the broadcast of the season five premiere. Our dedication to quality programming and storytelling also led to the creation of The Independent Film Channel (today known as IFC) in 1994 and WE tv (which we launched as Romance Classics in 1997), as well as our acquisition of SundanceTV (formerly known as Sundance Channel) in 2008.
In January 2014, we expanded our global business with the acquisition of Chellomedia from Liberty Global plc. The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. In October 2014, we entered into a joint-venture agreement with BBC Worldwide Americas, Inc., the commercial arm of the British Broadcasting Corporation, acquiring a 49.9% interest in the cable channel BBC AMERICA, home of drama series Doctor Who and Orphan Black. The results of Chellomedia and BBC America are consolidated in the financial results of AMC Networks since their respective acquisition dates.
Segments
We manage our business through the following two operating segments:

•
National Networks: Principally includes five nationally distributed programming networks: AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC, and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the National Networks' technical services business, which primarily services most of the nationally distributed programming networks of the Company.

•
International and Other: Principally includes AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC (formerly Chello DMC), the broadcast solutions unit of certain networks of AMC Networks International and third party networks; and various developing on-line content distribution initiatives.
During 2014, the manner in which our President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. As indicated above, the National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology. Prior to 2014, the results of these operations were included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. In 2014, distribution revenues and advertising sales accounted for 62% and 38% of our consolidated revenues, net, respectively. No customer accounted for more than 10% of consolidated revenues, net for the year ended December 31, 2014.
For financial information of the Company by operating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations” and Note 22 to the accompanying consolidated financial statements.
Our Strengths
Our strengths include:
Strong Industry Presence and Portfolio of Brands. We have operated in the cable programming industry for more than 30 years, and, over this time, we have continually enhanced the value of our network portfolio. Our programming network brands are well known and well regarded by our key constituents—our viewers, distributors and advertisers—and have developed strong followings within their respective targeted demographics, increasing our value to distributors and advertisers. AMC (which targets adults aged 18 to 49 and 25 to 54), WE tv (which targets women aged 18 to 49 and 25 to 54), BBC AMERICA (which targets adults aged 25 to 54), IFC (which targets adults aged 18 to 49) and SundanceTV (which targets adults aged 25 to 54) have established themselves as important within their respective markets. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards and other honors lend us a high degree of credibility with distributors and content producers, and help provide us with stable affiliate and studio relationships, advantageous channel placements and heightened viewer engagement.
Broad Distribution and Penetration of Our National Networks. Our national networks are broadly distributed in the United States. AMC, WE tv, BBC AMERICA, IFC and SundanceTV are each carried by all major multichannel video programming distributors. Our national networks are available to a significant percentage of subscribers in these distributors’ systems. This broad distribution and penetration provides us with a strong national platform on which to maintain, promote and grow our business.
Compelling Programming. We continually refine our mix of programming and, in addition to our film content, have increasingly focused on highly-visible, critically-acclaimed original programming, including the award-winning Mad Men, Breaking Bad, Orphan Black, Doctor Who, The Honorable Woman and The Walking Dead, the highest-rated drama series in basic cable history and the number one show on all of television among adults 18-49 in 2014. Other popular series include Top Gear, Broadchurch, TURN: Washington’s Spies, Halt and Catch Fire, Hell on Wheels, Rectify, The Returned, Braxton Family Values, Marriage Boot Camp, SWV Reunited, Mary Mary, Portlandia and Maron. Our focus on quality original programming, targeting specific audiences, has allowed us in recent years to increase our programming networks’ ratings and their viewership within these respective targeted demographics.
Recurring Revenue from Affiliation Agreements. Our affiliation agreements with multichannel video programming distributors are a recurring source of revenue. We generally seek to structure these agreements so that they are long-term in nature and to stagger their expiration dates, thereby increasing the predictability and stability of our affiliation fee revenues.
Desirable Advertising Platform. Our national networks have a strong connection with each of their respective targeted demographics, which makes our programming networks an attractive platform to advertisers. We have experienced significant growth in our advertising revenues in recent years, which contributes to our ability to develop high-quality original programming.
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
Increased Global Distribution. We are expanding the distribution of our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and Sundance Channel in Europe (in 2010). In 2014, AMC was launched and is now available in over 120 countries, replacing the MGM channel in certain territories. Additionally, Sundance Channel has expanded its distribution to over 70 countries. AMC Networks International's channels are available in over 390 million homes worldwide.
Continued Growth of Advertising Revenue. We have a proven track record of significantly increasing revenue by introducing advertising on networks that were previously not advertiser-supported. We first accomplished this in 2002, when we moved AMC and WE tv to an advertiser-supported model, followed by IFC in December 2010, and SundanceTV in September 2013. Prior to September 2013, SundanceTV principally sold sponsorships. We seek to continue to evolve the programming on each of our networks to achieve even stronger viewer engagement within their respective core targeted demographics, thereby increasing the value of our programming to advertisers and allowing us to obtain higher advertising rates. We are continuing to seek additional advertising revenue through higher Nielsen ratings in desirable demographics.
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
Exploitation of Emerging Media Platforms. The technological landscape surrounding the distribution of entertainment content is continuously evolving as new digital platforms emerge. We intend to distribute our content across as many of these new platforms as possible, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video-on-demand platforms, all of which permit subscribers to access programs at their convenience. We also make our IFC Films library and certain of our other content available on third-party digital platforms such as Netflix and iTunes. In addition to amctv.com, which delivers approximately 5 million unique browsers each month, our networks each host dedicated websites that promote their brands, provide programming information and provide access to content.
Key Challenges
We face a number of challenges, including:

•	intense competition in the markets in which we operate;

•	a limited number of distributors for our programming networks;

•	unpredictable and volatile viewer preferences;

•	continuing availability of desirable programming;

•	regulatory and other risks associated with doing business in international countries and territories;

•	integration of acquired businesses; and

•
significant levels of debt and leverage, as a result of the debt financing agreements described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Item 1A, “Risk Factors” for a discussion of these and other factors that could impact our performance and operating results.
National Networks
We operate five nationally distributed entertainment programming networks: AMC, WE tv, BBC AMERICA, IFC, and SundanceTV which are available to our distributors in high-definition and/or standard-definition formats. Our programming networks principally generate their revenues from the distribution of programming and the sale of advertising. Affiliation fees paid by multichannel video programming distributors represent the largest component of distribution revenue, which also includes the licensing of original programming for digital, foreign and home video distribution.

AMC
Whether commemorating favorite films from various genres and decades or creating acclaimed original programming, AMC is a television network dedicated to the highest-quality storytelling in keeping with its "Something More" brand. AMC launched in 1984, has garnered many of the industry’s highest honors, including multiple Emmy Awards, Golden Globe Awards, Screen Actors Guild Awards, Peabody Awards, and American Film Institute (AFI) Awards for Top 10 Most Outstanding Television Programs of the Year. The network is the only cable network in history to win the Emmy Award for Outstanding Drama Series four years in a row (Mad Men from 2008-2011), and for six out of the last seven years (Breaking Bad in 2013 and 2014). Also in 2014, Breaking Bad’s Bryan Cranston received the Emmy Award for Outstanding Lead Actor in a Drama Series, Aaron Paul received the Emmy Award for Outstanding Supporting Actor in a Drama Series, and Anna Gunn received the Emmy Award for Outstanding Supporting Actress in a Drama Series. In addition, AMC is home to, The Walking Dead, the highest-rated drama series in basic cable history and the number one show on all of television among adults 18-49 in 2014.
AMC’s original drama series include Mad Men, Breaking Bad, The Walking Dead, Hell on Wheels, TURN: Washington’s Spies and Halt and Catch Fire. The network will premiere four new series in 2015: Better Call Saul, a Breaking Bad prequel based on the Saul Goodman character; Badlands (working title), a martial arts drama; Humans, a sci-fi drama and international co-production; and The Making of The Mob: New York, a special event mini-series about the rise of the American mafia. Additionally, AMC's programming includes the unscripted original shows Talking Dead and Comic Book Men.
AMC’s film library consists of films that are licensed under long-term contracts from major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC Subscribers and Affiliation Agreements. As of December 31, 2014, AMC had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 95 million Nielsen subscribers.
Historical Subscribers—AMC

	2014	2013	2012
	(in millions)
Nielsen Subscribers (at year-end)	95.0	97.4	98.9
Change from Prior Year-end	(2)%	(2)%	3%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
WE tv
WE tv’s programming is fueled by personalities and relationships filled with purpose and passion. WE tv welcomes everyone and creates an inclusive experience across all platforms: on TV, online, on demand, and social media, embracing how today’s digitally-savvy, socially-engaged audiences connect through content, using it as a catalyst to drive conversation and build community. WE tv’s popular slate of fresh and modern unscripted original series includes the hit shows Braxton Family Values, Kendra on Top and Mary Mary, among others. WE tv debuted its first scripted original series, The Divide, in 2014. The network’s second scripted original series, South of Hell, debuts in 2015.
Additionally, WE tv’s programming includes series such as CSI: Miami and Law & Order as well as feature films, with exclusive license rights to certain films from studios such as Paramount, MGM, Disney and Warner Bros.
WE tv Subscribers and Affiliation Agreements. As of December 31, 2014, WE tv had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 85 million Nielsen subscribers.
Historical Subscribers—WE tv

	2014	2013	2012
	(in millions)
Nielsen Subscribers (at year-end)	85.4	84.0	81.5
Growth from Prior Year-end	2%	3%	7%
The increase in Nielsen subscribers noted in the above table primarily reflects the repositioning of carriage of WE tv with certain operators to more widely distributed tiers of service. Additionally, year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
BBC AMERICA
BBC AMERICA delivers U.S. audiences high-quality, innovative and intelligent programming. Established in 1998, it has been the launch pad for talent embraced by American mainstream pop culture, including Ricky Gervais, Gordon Ramsay, Graham

Norton, and successful programming formats including the dramatic conspiracy thriller, Orphan Black, ground-breaking non-scripted television like Top Gear and top-rated science-fiction like Doctor Who. BBC AMERICA has attracted both critical acclaim and major awards, including four Emmy Awards, five Golden Globes and 12 Peabody Awards.
BBC AMERICA Subscribers and Affiliation Agreements. As of December 31, 2014, BBC AMERICA had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 78 million Nielsen subscribers.
Historical Subscribers—BBC AMERICA

	2014	2013	2012
	(in millions)
Nielsen Subscribers (at year-end)	78.2	79.5	80.3
Change from Prior Year-end	(2)%	(1)%	11%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
IFC
IFC creates original comedies that are in keeping with the network’s “Always On. Slightly Off” brand and which air alongside a collection of films and comedic cult TV shows.
The network’s original content includes the comedy series Portlandia, created by and starring Fred Armisen and Carrie Brownstein, and executive produced by Saturday Night Live's Lorne Michaels. Other IFC originals include Comedy Bang! Bang!, Maron, The Birthday Boys and The Spoils of Babylon produced by Will Ferrell and Adam McKay’s Funny or Die; a second installment of the franchise - The Spoils Before Dying - premieres in 2015. IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.
IFC Subscribers and Affiliation Agreements. As of December 31, 2014, IFC had affiliation agreements with all major U.S. multichannel video distributors and reached approximately 74 million Nielsen subscribers.
Historical Subscribers—IFC

	2014	2013	2012
	(in millions)
Nielsen Subscribers (at year-end)	73.7	69.9	69.6
Growth from Prior Year-end	5%	—%	7%
The increase in Nielsen subscribers noted in the above table primarily reflects the repositioning of carriage of IFC with certain operators to more widely distributed tiers of service. Additionally, year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
SundanceTV
Launched in 1996 and acquired by the Company in 2008, SundanceTV delivers on the spirit of founder Robert Redford’s mission to celebrate creativity by bringing viewers television as distinctive as the best independent films. Working with today’s most remarkable talent, SundanceTV is attracting viewer and critical acclaim for its original scripted and unscripted programming, including Rectify, The Red Road, Babylon, and Top of the Lake, among others.
In 2015, SundanceTV's mini-series The Honorable Woman, lead actress, Maggie Gyllenhaal, won the Golden Globe award for Best Actress in a Mini-Series or a Motion Picture Made for Television category.
SundanceTV also has a slate of original unscripted series, each exploring aspects of contemporary culture.
SundanceTV Subscribers and Affiliation Agreements. As of December 31, 2014, SundanceTV had affiliation agreements with all major U.S. multichannel video programming distributors and reached approximately 57 million Nielsen subscribers.

Historical Subscribers—SundanceTV

	2014	2013	2012
	(in millions)
Nielsen Subscribers (at year-end)	56.6	56.2	54.1
Growth from Prior Year-end	1%	4%	29%
The increase in Nielsen subscribers noted in the above table primarily reflects the repositioning of carriage of our SundanceTV with certain operators to more widely distributed tiers of service. Additionally, year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
AMC and Sundance Channel Canada
We provide programming to the Canadian market through our AMC and Sundance Channel brands, AMC which is distributed through affiliation arrangements with all major Canadian multichannel video programming distributors and Sundance Channel through trademark license and content distribution arrangements with Canadian programming outlets.
AMC Networks Broadcasting & Technology
AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, which primarily services most of the national programming networks of the Company. AMC Networks Broadcasting & Technology’s operations are located in Bethpage, New York, where AMC Networks Broadcasting & Technology consolidates origination and satellite communications functions in a 60,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has 30 plus years of experience across its network services groups, including network origination, affiliate engineering, network transmission, traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.
Currently, AMC Networks Broadcasting & Technology is responsible for the origination and transmission of multiple highly acclaimed network programming feeds for both national and international distribution. In addition to serving most of the programming networks of the Company, AMC Networks Broadcasting & Technology’s affiliated and third-party clients include fuse, MSG Network, MSG Plus, SNY and Mid Atlantic Sports Network.
International and Other
Our International and Other segment includes the operations of AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), AMC Networks International - DMC (formerly Chello DMC), and IFC Films.
AMC Networks International
AMC Networks International ("AMCNI"), the global division of AMC Networks, delivers entertaining and acclaimed programming that reaches subscribers in more than 140 countries and territories, including countries and territories in Europe, Latin America, the Middle East and parts of Asia and Africa. AMC Networks International consists of global brands, Sundance Channel and AMC, as well as popular, locally recognized channels in various programming genres.
AMCNI - Central Europe
AMCNI - Central Europe operates a portfolio of thematic television channels with a focus on the Central and Eastern European market, including 12 television brands in 4 genres: sport: Sport1, Sport2, SportM, kids: Minimax, Megamax, infotainment: Spektrum, TVPaprika, Spektrum Home and film: AMC, Film Mánia and Film Café. The channels are programmed for local audiences, languages and markets.
AMCNI - Iberia
AMCNI - Iberia is the largest distributor of thematic television channels in Spain and Portugal. The current portfolio consists of 18 television channels including AMC, Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa, and a number of channels owned through joint ventures. The channels are programmed for local audiences, languages and markets.
AMCNI - Latin America
AMCNI - Latin America produces and distributes high quality television programming throughout Spanish and Portuguese speaking Latin America, the Caribbean and other territories. The portfolio consists of 11 channels including AMC, Film&Arts, Europa Europa, el gourmet, Casa Club TV, Cosmopolitan TV, Ella, Canal (á), Reality TV, AM Sports and El Garage TV.

AMCNI - Zone
AMCNI - Zone produces television programming throughout the United Kingdom and other countries in EMEA and Asia and manages a portfolio of 20 channel brands, including Horror Channel (in Italy), Extreme Sports Channel and Jim Jam. The portfolio includes a number of channels owned through joint ventures in the EMEA region, including the Outdoor Channel and Polsat Jim Jam entertainment channels, as well as CBS Drama, CBS Action, CBS Reality and CBS Europa.
AMC/Sundance Channel Global
AMC/Sundance Channel Global’s business principally consists of 11 distinct channels distributed in eighteen languages spread across over seventy countries, focusing primarily on the global version of Sundance Channel. Principally generating revenues from affiliation fees, AMC/Sundance Channel Global has broad availability to distributors within these territories through satellite and fiber delivery that can facilitate future expansion.
An internationally-recognized brand, Sundance Channel’s global services provide not only the best of the independent film world but also feature certain content from AMC, IFC, Sundance Channel and IFC Films, as well as serve as a unique pipeline of international content, in an effort to provide distinctive programming to an upscale audience.
AMCNI - DMC
AMCNI - DMC is a media logistics service provider of playout services, content distribution, video on demand and TV everywhere services. The Amsterdam-based advanced digital media facility specializes in the enrichment, publishing and delivery of multi-lingual and multi-platform content. AMCNI-DMC currently transmits over 100 channels across continental Europe, the UK, Middle East, Asia and South Africa. AMCNI- DMC's third party clients include Fox International Channels, A&E Networks, Sony Pictures Television Entertainment and Liberty Global.
IFC Films
IFC Films, our independent film distribution business, makes independent films available to a worldwide audience. IFC Films operates three distribution labels: Sundance Selects, IFC Films and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video-on-demand (reaching approximately 50 million homes), DVDs and cable network television, and streaming/downloading to computers and other electronic devices. IFC Films has a film library consisting of more than 600 titles. Recent successes include Oscar-nominated Boyhood (IFC Films) from writer-director Richard Linklater, Oscar-nominated Two Days, One Night (Sundance Selects) starring Marion Cotillard, and Oscar-nominated documentary Finding Vivian Maier (IFC Films).
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
Original Programming
We contract with some of the industry’s leading production companies, including Lionsgate, Sony Pictures Television, Fox Television Studios, Entertainment One Television USA, Scott Free Productions, RelativityREAL, Magical Elves, Broadway Video, Reveille Productions and Pilgrim Films & Television, to produce most of the original programming that appears on our programming networks. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. The license agreements are typically of multi-season duration and provide us with a right of first negotiation or a right of first refusal on the renewal of the license for additional programming seasons. Historically, we have generally licensed our owned content to third parties for international distribution. We may also license content to other programming networks or distribution platforms. Future decisions as to how to distribute programming will be made on the basis of a variety of factors including the relative value of any particular alternative. We currently produce certain of our owned original series: The Walking Dead, TURN: Washington's Spies (premiered on AMC in 2014), Halt and Catch Fire (premiered on AMC in 2014), The Divide (premiered on WE tv in 2014), Rectify and The Red Road (premiered on SundanceTV in 2014). The original programming that we either license or own outright includes, for AMC: Mad Men, Breaking Bad, and Hell on Wheels; for WE tv: Bridezillas, which is currently in syndication, Braxton Family Values, Tamar & Vince, Mary Mary, and Marriage Boot Camp; for IFC: Portlandia, Maron, Comedy Bang! Bang!, The Birthday Boys and The Spoils of Babylon; and for SundanceTV: Babylon, Dream School and The Writers’ Room.

Acquired Programming
The majority of the content on our programming networks consists of existing films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as Law and Order, CSI: Miami, Will & Grace, Roseanne, Malcolm in the Middle and Batman, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks to carry these series, films and other programming during certain window periods.
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
Our programming networks’ existing affiliation agreements expire at various dates through 2024. Failure to renew affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged.
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
Our national programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance and entertainment industries. All of our National Networks use a traditional advertising sales model.
Subscriber and Viewer Measurement
The number of subscribers receiving our programming from multichannel video programming distributors generally determines the affiliation fees we receive. These numbers are reported monthly by the distributor and are reported net of certain excluded categories of subscribers set forth in the relevant affiliation agreement. For most day-to-day management purposes, we use a different measurement, Nielsen subscribers. Nielsen subscribers represent the number of subscribers receiving our programming from multichannel video programming distributors as reported by Nielsen, based on their sampling procedures. Nielsen subscriber figures tend to be higher than viewing subscribers for a given programming network. Nielsen subscriber figures are available for all of our national programming networks.
For purposes of the advertising rates we are able to charge advertisers, the relevant measurement is the Nielsen rating, which measures the number of viewers actually watching the commercials within programs we show on our programming networks. This measurement is calculated by Nielsen using their sampling procedures and reported daily, although advertising rates are adjusted less frequently. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.

Regulation
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the European Union, in which we operate. The Federal Communications Commission (the “FCC”) regulates U.S. programming networks in certain respects when they are affiliated with a cable television operator, as we are with Cablevision. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Violent Programming
In 2007, the FCC issued a report on violence in programming that recommended that the United States Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching. Some members of the United States Congress continue to be interested in the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.
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
The FCC has also extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers such as us when a showing can be made that the lack of such programming significantly hinders or prevents the distributor from providing satellite cable programming. The rules authorize the FCC to compel the licensing of such programming in response to a complaint by a multichannel video programming distributor. These rules could require us to make any terrestrial programming services we create available to multichannel video programming distributors on nondiscriminatory prices, terms and conditions. The FCC is considering expanding the definition of “multichannel video programming distributor” to include certain distributors of video programming over the Internet. This change could expand our program access obligations.
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
Wholesale “À La Carte” and Volume Discounts
The FCC is considering how to respond to a petition from a cable operator asking the FCC to open a rulemaking proceeding to examine whether to adopt rules restricting how programmers package and price their networks. We do not currently require distributors to carry more than one of our national programming networks in order to obtain the right to carry a particular national programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently, and we offer volume discounts to distributors who make our programming available to larger numbers of subscribers or who carry more of our programming networks.
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
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety and consumer protection regulations.
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
With respect to the acquisition of entertainment programming, such as syndicated programs and movies that are not produced by or specifically for networks, our competitors include national broadcast television networks, local broadcast television stations, other cable programming networks, Internet-based video content distributors, and video-on-demand programs. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
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
Employees
As of December 31, 2014 we had 1,862 full-time employees and 71 part-time employees. In addition, certain of our U.S. subsidiaries engage the services of writers who are subject to a collective bargaining agreement. Approximately 296 of our employees outside of the U.S. are covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions and our employees are generally good.

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
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings may suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position when dealing with distributors, which could reduce our distribution revenues. We cannot assure you that we will be able to maintain the success of any of our current programming, or generate sufficient demand and market acceptance for our new programming.
Because a limited number of distributors account for a large portion of our business, failure to renew our programming networks’ affiliation agreements, or renewal on less favorable terms, or the termination of those agreements, both in the U.S. and internationally, could have a material adverse effect on our business.
Our programming networks depend upon agreements with a limited number of cable television system operators and other multichannel video programming distributors. The loss of any significant distributor could have a material adverse effect on our consolidated results of operations.
Currently our programming networks have affiliation agreements that have staggered expiration dates through 2024. Failure to renew these affiliation agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business. A reduced distribution of our programming networks would adversely affect our distribution revenues, and impact our ability to sell advertising or the rates we charge for such advertising. Even if affiliation agreements are renewed, we cannot assure you that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
Further consolidation among cable and satellite providers could adversely affect our revenue and profitability.
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
In addition to competition for distribution, we also face intense competition for viewing audiences with other cable and broadcast programming networks, home video products and Internet-based video content providers, some of which are part of large diversified entertainment or media companies that have substantially greater resources than us. To the extent that our viewing audiences are eroded by competition with these other sources of programming content, our ratings would decline, negatively affecting advertising revenues, and we may face difficulty renewing affiliation agreements with distributors on acceptable terms, which could cause distribution revenues to decline. In addition, competition for advertisers with these content providers, as well as with other forms of media (including print media, Internet websites and radio), could affect the amount we are able to charge for advertising time on our programming networks, and therefore our advertising revenues.
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
We plan to produce a significant amount of original programming and other content and continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs.
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, there may be disputes with writers, producers and other creative talent over the amount of royalty and other payments. An increase in the costs of programming may lead to decreased profitability or otherwise adversely affect our business.
Original programming requires substantial financial commitment. In some cases, the financial commitment can be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, reduced substantially, or cannot be utilized, it may result in increased costs for us to complete the production or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations may be materially adversely affected.
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of digital distributors and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video-on-demand, Internet-based content delivery, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon and mobile devices. Gaming and other consoles such Microsoft’s Xbox, Sony’s Playstation and Nintendo’s Wii and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by emerging technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
Advertising market conditions could cause our revenues and operating results to decline significantly in any given period or in specific markets
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.
In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.

Advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
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
Economic problems in the United States or in other parts of the world could adversely affect our results of operations.
Our business is affected by prevailing economic conditions and by disruptions to financial markets. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the United States and other countries where our networks are distributed could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues.
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
Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations in a given period or in specific markets.
Specifically, we are exposed to foreign currency exchange rate risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as trade receivables, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our non-U.S. dollar functional currency operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive income (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and, to a lesser extent, other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our non-U.S. dollar functional currency operating subsidiaries and affiliates into U.S. dollars.
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
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States or that lack effective enforcement of such measures, including some of the jurisdictions in which we operate. The interpretation of copyright, privacy and other laws as applied to our content, and piracy detection and enforcement efforts, remain in flux. The failure to strengthen, or the weakening of, existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.
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
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. Although we have an arrangement with a third party to re-broadcast the previous seven days of our national networks' programming in the event of a disruption, we currently do not have a backup operations facility for our programming.
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
No assurance can be made that we will be successful in integrating any acquired business.
Integration of new businesses presents significant challenges, including: realizing economies of scale, eliminating duplicative overhead, and integrating networks, financial systems and operational systems. No assurance can be given that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.

New acquisitions, equity method investments and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders.
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
Although a portion of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation. Our worldwide effective tax rate may be reduced under a provision in U.S. tax law that defers the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation of assets held in foreign jurisdictions or recognition of foreign income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax may result in a higher effective tax rate for the Company. This includes what is referred to as “Subpart F Income,” which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. While the Company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries that do not reduce our U.S. taxable income.
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Also, various income tax proposals in the countries in which we operate, such as those relating to fundamental U.S. international tax reform and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws under which our taxes are calculated. On February 2, 2015, the Obama Administration proposed amendments to the U.S. tax code to impose a 19% minimum tax on U.S. corporations’ future tax profits (with generally an 85% credit for associated foreign taxes paid) and to impose a one-time, immediate 14% tax on U.S. corporations’ current accumulated overseas earnings (with generally a 40% credit for associated foreign taxes paid). We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such material changes could negatively impact our business.
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2014, we have $2,780 million principal amount of total long-term debt (excluding capital leases), $1,480 million of which is senior secured debt under our Credit Facility and $1,300 million of which is senior unsecured debt.
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
At December 31, 2014, our consolidated financial statements included approximately $4.0 billion of consolidated total assets, of which approximately $1.3 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.

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
As of December 31, 2014, Charles F. Dolan, our Executive Chairman, and the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, less than 2% of our outstanding Class A Common Stock and approximately 66% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have entered into a stockholders agreement pursuant to which, among other things, the voting power of the holders of our Class B Common Stock will be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.
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
We are a “controlled company” for The NASDAQ Stock Market LLC purposes, which allows us not to comply with certain of the corporate governance rules of The NASDAQ Stock Market LLC.
Charles F. Dolan, members of his family and certain related family entities have entered into a stockholders agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The NASDAQ Stock Market LLC ("NASDAQ"). As a controlled company, we have the right to elect not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent compensation committee and (iii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NASDAQ corporate governance rules and not to comply with the NASDAQ requirement for a majority independent board of directors and an independent corporate governance and nominating committee because of our status as a controlled company. For purposes of this agreement, the term “independent directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of NASDAQ corporate governance standards.
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
We share certain executives and directors with Cablevision and The Madison Square Garden Company, which may give rise to conflicts.
Our Executive Chairman, Charles F. Dolan, also serves as the Chairman of Cablevision. In addition, Gregg G. Seibert was recently appointed as a Vice Chairman of the Company and he serves as a Vice Chairman of both Cablevision and The Madison Square Garden Company (“MSG”), an affiliate of Cablevision and the Company. As a result, two of our executives of the Company will not be devoting their full time and attention to the Company’s affairs. In addition, eight members of our Board of Directors are also directors of Cablevision and six members of our Board are also directors of MSG. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and Cablevision or MSG on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and either or both of them. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or MSG and us. In addition, certain of our directors and officers own Cablevision or MSG stock, restricted stock units and options to purchase, and stock appreciation rights in respect of, Cablevision or MSG stock, as well as cash performance awards with any payout based on Cablevision’s or MSG’s performance. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company, Cablevision or MSG. See “Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest” in our proxy statement filed with the SEC on April 29, 2014 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.

Our overlapping directors and executives with Cablevision and MSG may result in the diversion of corporate opportunities to and other conflicts with Cablevision or MSG and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries or MSG and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries or MSG and its subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries or MSG or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision or any of its subsidiaries or MSG or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 473,000 square feet of space in the U.S., including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms of up to twelve years. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 60,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a remaining term of five years, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California and Florida.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is listed on NASDAQ under the symbol “AMCX.” Our Class B Common Stock is not listed on any exchange. Our Class A Common Stock began trading on NASDAQ on July 1, 2011.
Performance Graph
The following graph compares the performance of the Company’s Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the “Peer Group Index”) by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2014. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, Scripps Networks Interactive Inc., Starz, Time Warner Inc., Twenty-First Century Fox Inc. and Viacom Inc. The chart assumes $100 was invested on July 1, 2011 in each of: i) Company’s Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 7/01/11	12/31/11	6/30/12	12/31/12	6/30/13	12/31/13	6/30/14	12/31/14
AMC Networks Inc.	100	94.30	89.21	124.22	163.94	170.92	154.30	160.03
S&P MidCap 400 Index	100	89.03	96.06	104.94	120.25	140.10	150.60	153.78
Peer Group	100	95.90	115.98	131.07	166.78	205.10	214.58	233.73

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 13, 2015 there were 826 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock. We did not pay any cash dividend on our common stock during 2014 and do not expect to pay a cash dividend on our common stock for the foreseeable future. Our Amended and Restated Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture restrict our ability to declare dividends in certain situations.
Price Range of AMC Networks' Class A Common Stock
The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the AMCX Class A Common Stock as reported on the NASDAQ:

Year Ended December 31, 2014	High	Low
First Quarter	$78.39	$61.27
Second Quarter	$77.30	$53.99
Third Quarter	$65.52	$58.06
Fourth Quarter	$65.48	$52.73

Year Ended December 31, 2013	High	Low
First Quarter	$63.26	$49.97
Second Quarter	$70.65	$59.56
Third Quarter	$72.46	$61.05
Fourth Quarter	$73.39	$61.69
Issuer Purchases of Equity Securities
Set forth below is information concerning acquisitions of AMC Networks' Class A Common Stock by the Company during the three months ended December 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	N/A	N/A
November 1, 2014 to November 30, 2014	—	$—	N/A	N/A
December 1, 2014 to December 31, 2014	74,332	$59.03	N/A	N/A
Total	74,332	$59.03	N/A
During the fourth quarter of 2014, certain restricted shares of AMC Networks' Class A common stock previously issued to an employee of the Company vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 74,332 shares, with an aggregate value of approximately $4.4 million, were surrendered to the Company. The 74,332 acquired shares have been classified as treasury stock.
The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company's Employee Stock Plan.

Item 6. Selected Financial Data.
The operating and balance sheet data included in the following selected financial data as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, have been derived from the audited consolidated financial statements of the Company included in this Annual Report. The balance sheet data included in the following selected financial data as of December 31, 2012, 2011 and 2010 and the operating data for the years ended December 31, 2011 and 2010 have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report. The financial information presented below does not necessarily reflect what our results of operations and financial position would have been through 2011 if we had operated as a separate publicly-traded entity prior to July 1, 2011. The selected financial data below is also not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues, net	$2,175,641	$1,591,858	$1,352,577	$1,187,741	$1,078,300
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	983,575	662,233	507,436	425,961	366,093
Selling, general and administrative	560,950	425,735	396,926	335,656	328,134
Restructuring expense (credit) (a)	15,715	—	(3)	(240)	(2,218)
Depreciation and amortization	69,048	54,667	85,380	99,848	106,455
Litigation settlement gain	—	(132,944)	—	—	—
	1,629,288	1,009,691	989,739	861,225	798,464
Operating income	546,353	582,167	362,838	326,516	279,836
Other income (expense)	(149,325)	(113,166)	(140,564)	(115,906)	(73,574)
Income from continuing operations before income taxes	397,028	469,001	222,274	210,610	206,262
Income tax expense	(129,155)	(178,841)	(86,058)	(84,248)	(88,073)
Income from continuing operations	267,873	290,160	136,216	126,362	118,189
(Loss) income from discontinued operations, net of income taxes	(3,448)	—	314	92	(38,090)
Net income including noncontrolling interests	264,425	290,160	136,530	126,454	80,099
Net (loss) income attributable to noncontrolling interests	(3,628)	578	—	—	—
Net income attributable to AMC Networks' stockholders	$260,797	$290,738	$136,530	$126,454	$80,099
Income from continuing operations per share:
Basic (b)	$3.67	$4.06	$1.94	$1.82	$1.71
Diluted (b)	$3.63	$4.00	$1.89	$1.79	$1.71
Balance Sheet Data, at period end:
Cash and cash equivalents	$201,367	$521,951	$610,970	$215,836	$79,960
Total assets	3,976,587	2,636,689	2,596,219	2,183,934	1,853,896
Long-term debt (including capital leases) (c)	2,789,905	2,171,288	2,168,977	2,306,957	1,118,875
Stockholders’ (deficiency) equity (c)	(371,755)	(571,519)	(882,352)	(1,036,995)	24,831

(a)
Restructuring expense in 2014 represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company and other exit costs. See Note 5 to the accompanying consolidated financial statements. Restructuring credit in each of the years 2010 to 2012 relates to the decision to discontinue funding the domestic programming business of VOOM HD.

(b)
Common shares assumed to be outstanding during the year ended December 31, 2010 totaled 69,161,000, representing the number of shares of AMC Networks common stock issued to Cablevision shareholders on the Distribution date, and excludes unvested outstanding restricted shares, based on the distribution ratio of one share of AMC Networks common stock for every four shares of Cablevision common stock outstanding.

(c)
In 2011, as part of the Distribution, we incurred $2,425,000 of debt (the “Distribution Debt”), consisting of $1,725,000 aggregate principal amount of senior secured term loans and $700,000 aggregate principal amount of 7.75% senior unsecured notes. Approximately $1,063,000 of the proceeds of the Distribution Debt was used to repay all pre-Distribution outstanding Company debt (excluding capital leases), including principal and accrued and unpaid interest to the date of repayment, and, as partial consideration for Cablevision’s contribution of the membership interests in RMH to the Company, $1,250,000, net of discount, of Distribution Debt was issued to CSC Holdings, a wholly-owned subsidiary of Cablevision.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, recent developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2014, 2013 and 2012. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other. (See "Business Overview" section for discussion of the change in components of our operating segments).
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2014 as well as an analysis of our cash flows for the years ended December 31, 2014, 2013 and 2012. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2014.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. (See "Impairment of Long Lived and Indefinite-Lived Intangible Assets" section for a discussion of the change in our annual impairment test date).
Business Overview
We manage our business through the following two operating segments:

•
National Networks: Principally includes five nationally distributed programming networks: AMC, WE tv, BBC AMERICA (joint venture interest acquired in October 2014, see discussion below), IFC, and SundanceTV. These programming networks are distributed throughout the United States via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the National Networks' technical services business, which primarily services most of the nationally distributed programming networks of the Company.

•
International and Other: Principally includes AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC (formerly Chello DMC), the broadcast solutions unit of certain networks of AMC Networks International and third party networks; and various developing on-line content distribution initiatives.

During 2014, the manner in which our President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. As indicated above, the National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology. Prior to 2014, the results of these operations were included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.

The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
Revenues, net
National Networks	$1,743,922	$1,536,287	$1,297,151
International and Other	434,221	55,887	57,612
Inter-segment eliminations	(2,502)	(316)	(2,186)
Consolidated revenues, net	$2,175,641	$1,591,858	$1,352,577
Operating income (loss)
National Networks	$586,856	$516,953	$413,913
International and Other (a)	(41,977)	61,321	(54,936)
Inter-segment eliminations	1,474	3,893	3,861
Consolidated operating income	$546,353	$582,167	$362,838
AOCF (deficit)
National Networks	$633,584	$576,772	$503,951
International and Other	24,421	(56,476)	(42,395)
Inter-segment eliminations	1,474	3,893	3,861
Consolidated AOCF	$659,479	$524,189	$465,417
(a) Amounts for the year ended December 31, 2013 include the litigation settlement gain of approximately $133,000 recorded in connection with the settlement with DISH Network. See DISH Network discussion below.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Operating income	$546,353	$582,167	$362,838
Share-based compensation expense	28,363	20,299	17,202
Depreciation and amortization	69,048	54,667	85,380
Litigation settlement gain	—	(132,944)	—
Restructuring expense (credit)	15,715	—	(3)
AOCF	$659,479	$524,189	$465,417

Items Impacting Comparability
Acquisition of Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc, for a purchase price of €750 million (approximately $1.0 billion) (the "Chellomedia Acquisition"). AMC Networks funded the purchase price with cash on hand and additional indebtedness of $600 million (see "Amended and Restated Credit Facility" discussion below).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition of Chellomedia's operating businesses include: Chello Central Europe, Chello Latin America, Chello Multicanal, Chello Zone, Chello DMC (the broadcast solutions unit), and Atmedia (the advertising sales unit which was subsequently sold in September 2014). The acquisition provides us with the opportunity to accelerate and enhance our international expansion strategy. We view this international opportunity as one that has the potential to provide long-term growth and value. This acquisition has been included in our operating results since the acquisition date, January 31, 2014 (see Note 3 to the accompanying consolidated financial statements). As part of our integration efforts, the operating businesses of Chellomedia have been rebranded and are now included in AMC Networks International and referred to as AMC Networks International - Central Europe (formerly Chello Central Europe), AMC Networks International - Latin America (formerly Chello Latin America), AMC Networks International - Iberia (formerly Chello Multicanal), AMC Networks International - Zone (formerly Chello Zone), and AMC Networks International - DMC (formerly Chello DMC).
Acquisition of BBC AMERICA
In October 2014, the Company, through a wholly-owned subsidiary, AMC New Video Holdings LLC ("AMC New Video"), entered into a membership interest purchase agreement (the "Purchase Agreement”) with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which, AMC New Video acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), which owns the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000 (the "Purchase Price"). The Company funded the Purchase Price with cash on hand and a $40,000 promissory note payable on April 23, 2015. The Purchase Price is subject to working capital and other adjustments. In addition to the Purchase Agreement, AMC New Video entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the date of closing (October 23, 2014) (see Note 3 to the accompanying consolidated financial statements).
The comparability of our results of operations between the years ended December 31, 2014 and December 31, 2013 have been impacted by these acquisitions.
DISH Network
DISH Network L.L.C. (“DISH Network”), VOOM HD Holdings LLC (“VOOM HD”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision, entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network (see Note 19 to the accompanying consolidated financial statements). In connection with the Settlement Agreement, DISH Network entered into a long-term affiliation agreement with certain subsidiaries of the Company that provided for the carriage of AMC, IFC, SundanceTV and WE tv. In addition, DISH Network paid $700,000 to an account for the benefit of Cablevision and the Company which was initially distributed equally to each of the Company and Cablevision, pending a determination of the allocation of the settlement proceeds. In April 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) whereby the Company paid to Cablevision $175,000 of the settlement proceeds. Additionally, during the second quarter of 2013, the Company recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment, representing the deferred litigation settlement proceeds liability of approximately $308,000 recorded in the consolidated balance sheet at December 31, 2012 less the $175,000 paid to Cablevision.
National Networks
In our National Networks segment, which accounted for 80% of our consolidated revenues, net for the year ended December 31, 2014, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers.

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
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen Media Research (“Nielsen”). Our national programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance, and entertainment industries. All of our National Networks distributed throughout the U.S. use a traditional advertising sales model. Prior to September 2013, SundanceTV principally sold sponsorships.
Changes in revenue are primarily derived from changes in contractual affiliation rates charged for our services, changes in the number of subscribers, changes in the prices and level of advertising on our networks and changes in the availability, amount and timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our “penetration.” AMC, which is widely distributed throughout the U.S., has a more limited ability to increase its penetration than WE tv, BBC AMERICA, IFC and SundanceTV. To the extent not already carried on more widely penetrated service tiers, WE tv, BBC AMERICA, IFC and SundanceTV, although carried by all of the larger U.S. distributors, have higher growth opportunities due to their current penetration levels with those distributors. WE tv, BBC AMERICA, and IFC are currently carried on either expanded basic or digital tiers, while SundanceTV is currently carried primarily on digital tiers. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements. In negotiating for increased or extended carriage, we have agreed in some instances to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen. Distribution revenues in each quarter also vary based on the timing of availability of our programming to distributors. We also seek to increase our revenues by expanding the opportunities for distribution of our programming through digital, foreign and home video services.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series. These series generally result in high audience ratings for our networks which drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our channels. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method.

Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $44,204, $61,005 and $9,990 were recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Program rights write-offs in 2014 primarily related to certain pilot costs and unscripted series at AMC and a canceled scripted original series at WE tv. Program rights write-offs in 2013 primarily related to two scripted original series: The Killing and Low Winter Sun, each of which was canceled in 2013.
See “— Critical Accounting Policies and Estimates” for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 20% of our consolidated revenues for the year ended December 31, 2014, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenues primarily include affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual monthly fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the year ended December 31, 2014, distribution revenues represented 87% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, and transmission costs. Program operating costs include costs such as origination, transmission, uplinking and encryption.
We view our international expansion as an important long-term strategy. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment by the Company. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally.” in in this Annual Report.
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

Consolidated Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,175,641	100.0%	$1,591,858	100.0%	$583,783	36.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	983,575	45.2	662,233	41.6	321,342	48.5
Selling, general and administrative	560,950	25.8	425,735	26.7	135,215	31.8
Restructuring expense	15,715	0.7	—	—	15,715	n/m
Depreciation and amortization	69,048	3.2	54,667	3.4	14,381	26.3
Litigation settlement gain	—	—	(132,944)	(8.4)	132,944	(100.0)
Total operating expenses	1,629,288	74.9	1,009,691	63.4	619,597	61.4
Operating income	546,353	25.1	582,167	36.6	(35,814)	(6.2)%
Other income (expense):
Interest expense, net	(128,829)	(5.9)	(115,041)	(7.2)	(13,788)	12.0
Write-off of deferred financing costs	—	—	(4,007)	(0.3)	4,007	(100.0)
Loss on extinguishment of debt	—	—	(1,087)	(0.1)	1,087	(100.0)
Miscellaneous, net	(20,496)	(0.9)	6,969	0.4	(27,465)	(394.1)
Total other income (expense)	(149,325)	(6.9)	(113,166)	(7.1)	(36,159)	32.0
Income from continuing operations before income taxes	397,028	18.2	469,001	29.5	(71,973)	(15.3)
Income tax expense	(129,155)	(5.9)	(178,841)	(11.2)	49,686	(27.8)
Income from continuing operations	267,873	12.3	290,160	18.2	(22,287)	(7.7)
Income from discontinued operations, net of income taxes	(3,448)	(0.2)	—	—	(3,448)	n/m
Net income including noncontrolling interests	264,425	12.2%	290,160	18.2%	(25,735)	(8.9)
Net (income) loss attributable to noncontrolling interests	(3,628)	(0.2)%	578	—%	(4,206)	(727.7)
Net income attributable to AMC Networks’ stockholders	$260,797	12.0%	$290,738	18.3%	$(29,941)	(10.3)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2014	2013	$ change	% change
Operating income	$546,353	$582,167	$(35,814)	(6.2)%
Share-based compensation expense	28,363	20,299	8,064	39.7
Depreciation and amortization	69,048	54,667	14,381	26.3
Litigation settlement gain	—	(132,944)	132,944	(100.0)
Restructuring expense	15,715	—	15,715	n/m
Consolidated AOCF	$659,479	$524,189	$135,290	25.8%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,743,922	100.0%	$1,536,287	100.0%	$207,635	13.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	728,690	41.8	608,656	39.6	120,034	19.7
Selling, general and administrative	403,232	23.1	368,642	24.0	34,590	9.4
Restructuring expense	3,664	0.2	—	—	3,664	n/m
Depreciation and amortization	21,480	1.2	42,036	2.7	(20,556)	(48.9)
Operating income	$586,856	33.7%	$516,953	33.6%	$69,903	13.5%
Share-based compensation expense	21,584	1.2	17,783	1.2	3,801	21.4
Depreciation and amortization	21,480	1.2	42,036	2.7	(20,556)	(48.9)
Restructuring expense	3,664	0.2	—	—	3,664	n/m
AOCF	$633,584	36.3%	$576,772	37.5%	$56,812	9.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$434,221	100.0%	$55,887	100.0%	$378,334	677.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	258,803	59.6	57,782	103.4	201,021	347.9
Selling, general and administrative	157,776	36.3	57,097	102.2	100,679	176.3
Restructuring expense	12,051	2.8	—	—	12,051	n/m
Depreciation and amortization	47,568	11.0	12,631	22.6	34,937	276.6
Litigation settlement gain	—	—%	(132,944)	(237.9)%	132,944	(100.0)
Operating (loss) income	$(41,977)	(9.7)%	$61,321	109.7%	$(103,298)	(168.5)%
Share-based compensation expense	6,779	1.6	2,516	4.5	4,263	169.4
Depreciation and amortization	47,568	11.0	12,631	22.6	34,937	276.6
Litigation settlement gain	—	—	(132,944)	(237.9)	132,944	(100.0)
Restructuring expense	12,051	2.8	—	—	12,051	n/m
AOCF (deficit)	$24,421	5.6%	$(56,476)	(101.1)%	$80,897	(143.2)%

Revenues, net
Revenues, net increased $583,783 to $2,175,641 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The net change by segment was as follows:

	Years Ended December 31,
	2014	% of total	2013	% of total	$ change	% change
National Networks	$1,743,922	80.2%	$1,536,287	96.5%	$207,635	13.5%
International and Other	434,221	20.0	55,887	3.5	378,334	677.0
Inter-segment eliminations	(2,502)	(0.1)	(316)	—	(2,186)	691.8
Consolidated revenues, net	$2,175,641	100.0%	$1,591,858	100.0%	$583,783	36.7%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$764,610	43.8%	$662,789	43.1%	$101,821	15.4%
Distribution	979,312	56.2	873,498	56.9	105,814	12.1
	$1,743,922	100.0%	$1,536,287	100.0%	$207,635	13.5%

•
Advertising revenues increased $101,821 across all of our networks, with the largest increase at AMC. This increase resulted from higher pricing per unit sold due to an increased demand for our programming by advertisers at all of our networks, led by The Walking Dead. Prior to September 2013, SundanceTV principally sold sponsorships, but since then it migrated to a traditional advertising sales model. The increase in advertising revenues was also impacted by the inclusion of the results of BBC AMERICA from the date of acquisition of October 23, 2014. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $105,814 principally due to an increase of $57,303 principally from licensing and home video revenues derived from our original programming, primarily at AMC, and to a lesser extent at Sundance TV and WE tv, and an increase of $48,511 in affiliation fee revenues. The increase in affiliation fee revenues resulted from an increase in viewing subscribers, primarily at IFC and WE tv, and an increase in rates, primarily at AMC. In addition, the increase in distribution revenues was also impacted by the inclusion of the results of BBC AMERICA from the date of acquisition of October 23, 2014. Distribution revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at December 31, 2014 and December 31, 2013:

	Estimated Domestic Subscribers (1)
	December 31, 2014	December 31, 2013
National Programming Networks:
AMC	95,000	97,400
WE tv	85,400	84,000
BBC AMERICA (2)	78,200	79,500
IFC	73,700	69,900
SundanceTV	56,600	56,200
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Acquired in October 2014 (see discussion above).

The increase in subscribers reflects the repositioning of WE tv and IFC with certain operators to more widely distributed tiers of service. Additionally, the number of reported subscribers may be impacted by changes in the Nielsen sample and does not necessarily correlate to changes in the Company's viewing subscribers.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
	2014	% of total	2013	% of total	$ change	% change
Advertising	$55,726	12.8%	$—	—%	$55,726	n/m
Distribution	378,495	87.2	55,887	100.0	322,608	577.3
	$434,221	100.0%	$55,887	100.0%	$378,334	677.0%
Advertising and distribution revenues increased $357,632 at AMC Networks International primarily due to the inclusion of the results of Chellomedia from the acquisition date of January 31, 2014. Distribution revenues also increased $21,321 at IFC Films principally due to an increase in theatrical and participation revenues primarily driven by the performance of the theatrical release of the film, Boyhood.
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
Technical and operating expense (excluding depreciation and amortization) increased $321,342 to $983,575 for 2014 as compared to 2013. The net change by segment was as follows:

	Years Ended December 31,
	2014	2013	$ change	% change
National Networks	$728,690	$608,656	$120,034	19.7%
International and Other	258,803	57,782	201,021	347.9
Inter-segment eliminations	(3,918)	(4,205)	287	(6.8)
Total	$983,575	$662,233	$321,342	48.5%
Percentage of revenues, net	45.2%	41.6%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $52,960 and an increase of $67,074 for other direct programming related costs, primarily including participation and residuals, and development costs. The increase in program rights amortization expense is due to our increased investment in owned original series primarily at AMC, and to a lesser extent WE tv, SundanceTV, and IFC. Program rights amortization expense for the year ended December 31, 2014 included write-offs of $44,000 primarily related to management's assessment of programming usefulness of certain pilot costs and unscripted series at AMC based on management's decision to focus on scripted series and a canceled scripted original series at WE tv. Program rights write-offs of $61,005 in 2013 primarily related to two AMC scripted original series which were canceled in 2013, and to a lesser extent to programming at SundanceTV as we prepared our programming schedule for the transition to a traditional advertising model. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to increased program rights amortization expense of $77,592 and an increase of $123,429 for other direct programming related costs, including costs of origination and transmission, principally due to the impact of the acquisition of Chellomedia from the date of acquisition, January 31, 2014.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $135,215 to $560,950 for 2014 as compared to 2013. The net change by segment was as follows:

	Years Ended December 31,
	2014	2013	$ change	% change
National Networks	$403,232	$368,642	$34,590	9.4%
International and Other	157,776	57,097	100,679	176.3
Inter-segment eliminations	(58)	(4)	(54)	1,350.0
Total	$560,950	$425,735	$135,215	31.8%
Percentage of revenues, net	25.8%	26.7%
National Networks
The increase in the National Networks segment was primarily attributable to increased advertising sales related expenses of $14,034 primarily related to the overall increase in advertising sales revenues, increased general and administration expenses of $9,198 primarily due to an increase in professional fees including $5,955 in acquisition-related professional fees related to BBC AMERICA, employee-related expenses and other corporate expenses, increased corporate allocations of $7,191 and increased share-based compensation expense and expenses relating to long-term incentive compensation of $4,126. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $88,066 principally due to the inclusion of the results of Chellomedia from the acquisition date of January 31, 2014, including increased acquisition-related professional fees incurred of $8,457 primarily due to the acquisition and integration of Chellomedia, an increase in marketing and selling expenses of $7,790 at IFC Films principally due to the exploitation of Boyhood, and increased share-based compensation expense and expenses relating to long-term incentive compensation of $6,217, partially offset by a decrease in legal fees and other related costs and expenses of $2,255 compared to the same period in 2013 in connection with the DISH Network contract dispute.
Restructuring expense
Restructuring expense of $15,715 is due to $3,664 in the National Networks segment and $12,051 in the International and Other segment. Restructuring expense at both the National Networks and International and Other segments primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions.
Depreciation and amortization
Depreciation and amortization increased $14,381 to $69,048 for 2014 as compared to 2013. The net change by segment was as follows:

	Years Ended December 31,
	2014	2013	$ change	% change
National Networks	$21,480	$42,036	$(20,556)	(48.9)%
International and Other	47,568	12,631	34,937	276.6
	$69,048	$54,667	$14,381	26.3%
The decrease in depreciation and amortization expense in the National Networks segment was primarily attributable to a decrease in amortization expense of $20,655, principally at AMC as certain intangible assets became fully amortized in the third quarter of 2013, partially offset by an increase in amortization of $1,209 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase in amortization expense of $19,582 principally related to the amortization of identifiable intangible assets and an increase in depreciation expense of $15,085 principally related to property and equipment acquired in connection with the Chellomedia acquisition.
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
AOCF
AOCF increased $135,290 to $659,479 for 2014 as compared to 2013. The net change by segment was as follows:

	Years Ended December 31,
	2014	2013	$ change	% change
National Networks	$633,584	$576,772	$56,812	9.8%
International and Other	24,421	(56,476)	80,897	(143.2)
Inter-segment eliminations	1,474	3,893	(2,419)	(62.1)
AOCF	$659,479	$524,189	$135,290	25.8%
National Networks AOCF increased due to an increase in revenues, net of $207,635, partially offset by an increase in technical and operating expenses of $120,034 resulting primarily from an increase in program rights and an increase in selling and administrative expenses of $30,788. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF increased due to an increase in revenues, net of $378,334, partially offset by an increase in technical and operating expenses of $201,021 and an increase in selling, general and administrative expenses of $96,416 due principally to the inclusion of the results of the Chellomedia acquisition from the acquisition date of January 31, 2014.
Interest expense, net
The increase in interest expense, net of $13,788 from 2013 to 2014 was attributable to the following:

Higher average debt balances	$13,351
Change in fair value of interest rate swap contracts	(344)
Increase in interest income	(885)
Increase in capital leases	1,463
Other	203
$13,788
The increase in interest expense due to higher average debt balances is a result of incurring additional indebtedness of $600,000 under our Term Loan A Facility (defined below) on January 31, 2014 to partially fund the acquisition of Chellomedia. See "Amended and Restated Senior Secured Credit Facility" discussion below.
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
Miscellaneous, net
The decrease in miscellaneous, net of $27,465 is primarily the result of $29,325 of net foreign currency unrealized transaction losses principally from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity and a realized loss of $3,009 on derivative contracts primarily related to foreign currency option contracts which prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, were settled with the counterparties, partially offset by a gain of $4,789 realized on the sale of an investment.
Income tax expense
Income tax expense attributable to continuing operations was $129,155 for the year ended December 31, 2014, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $7,941, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $7,407, tax benefit from the domestic production activities deduction of $9,873, tax benefit of $5,065 related to uncertain tax positions, including accrued interest and tax expense of $5,705 resulting from an increase in the valuation allowance relating primarily to certain foreign and local income tax credit carry forwards. The tax benefit relating to reductions in uncertain tax positions is primarily due to an audit settlement.
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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,591,858	100.0%	$1,352,577	100.0%	$239,281	17.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	662,233	41.6	507,436	37.5	154,797	30.5
Selling, general and administrative	425,735	26.7	396,926	29.3	28,809	7.3
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	54,667	3.4	85,380	6.3	(30,713)	(36.0)
Litigation settlement gain	(132,944)	(8.4)	—	—	(132,944)	n/m
Total operating expenses	1,009,691	63.4	989,739	73.2	19,952	2.0
Operating income	582,167	36.6	362,838	26.8	219,329	60.4%
Other income (expense):
Interest expense, net	(115,041)	(7.2)	(127,276)	(9.4)	12,235	(9.6)
Write-off of deferred financing costs	(4,007)	(0.3)	(1,862)	(0.1)	(2,145)	115.2
Loss on extinguishment of debt	(1,087)	(0.1)	(10,774)	(0.8)	9,687	(89.9)
Miscellaneous, net	6,969	0.4	(652)	—	7,621	n/m
Total other income (expense)	(113,166)	(7.1)	(140,564)	(10.4)	27,398	(19.5)
Income from continuing operations before income taxes	469,001	29.5	222,274	16.4	246,727	111.0
Income tax expense	(178,841)	(11.2)	(86,058)	(6.4)	(92,783)	107.8
Income from continuing operations	290,160	18.2	136,216	10.1	153,944	113.0
Income from discontinued operations, net of income taxes	—	—	314	—	(314)	(100.0)
Net income including noncontrolling interests	290,160	18.2%	136,530	10.1%	153,630	112.5
Net loss attributable to noncontrolling interests	578	—%	—	—%	578	n/m
Net income attributable to AMC Networks’ stockholders	$290,738	18.3%	$136,530	10.1%	$154,208	112.9%
The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2013	2012	$ change	% change
Operating income	$582,167	$362,838	$219,329	60.4%
Share-based compensation expense	20,299	17,202	3,097	18.0
Depreciation and amortization	54,667	85,380	(30,713)	(36.0)
Litigation settlement gain	(132,944)	—	(132,944)	n/m
Restructuring credit	—	(3)	3	(100.0)
Consolidated AOCF	$524,189	$465,417	$58,772	12.6%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,536,287	100.0%	$1,297,151	100.0%	$239,136	18.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	608,656	39.6	466,735	36.0	141,921	30.4
Selling, general and administrative	368,642	24.0	341,404	26.3	27,238	8.0
Depreciation and amortization	42,036	2.7	75,099	5.8	(33,063)	(44.0)
Operating income	$516,953	33.6%	$413,913	31.9%	$103,040	24.9%
Share-based compensation expense	17,783	1.2	14,939	1.2	2,844	19.0
Depreciation and amortization	42,036	2.7	75,099	5.8	(33,063)	(44.0)
AOCF	$576,772	37.5%	$503,951	38.9%	$72,821	14.5%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$55,887	100.0%	$57,612	100.0%	$(1,725)	(3.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	57,782	103.4	46,748	81.1	11,034	23.6
Selling, general and administrative	57,097	102.2	55,522	96.4	1,575	2.8
Restructuring credit	—	—	(3)	—	3	(100.0)
Depreciation and amortization	12,631	22.6	10,281	17.8	2,350	22.9
Litigation settlement gain	(132,944)	(237.9)	—	—	(132,944)	n/m
Operating income (loss)	$61,321	109.7%	$(54,936)	(95.4)%	$116,257	(211.6)%
Share-based compensation expense	2,516	4.5	2,263	3.9	253	11.2
Depreciation and amortization	12,631	22.6	10,281	17.8	2,350	22.9
Litigation settlement gain	(132,944)	(237.9)	—	—	(132,944)	n/m
Restructuring credit	—	—	(3)	—	3	(100.0)
AOCF deficit	$(56,476)	(101.1)%	$(42,395)	(73.6)%	$(14,081)	33.2%
Revenues, net
Revenues, net increased $239,281 to $1,591,858 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The net change by segment was as follows:

	Years Ended December 31,
	2013	% of total	2012	% of total	$ change	% change
National Networks	$1,536,287	96.5%	$1,297,151	95.9%	$239,136	18.4%
International and Other	55,887	3.5	57,612	4.3	(1,725)	(3.0)
Inter-segment eliminations	(316)	—	(2,186)	(0.2)	1,870	(85.5)
Consolidated revenues, net	$1,591,858	100.0%	$1,352,577	100.0%	$239,281	17.7%

National Networks
The increase in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$662,789	43.1%	$522,917	40.3%	$139,872	26.7%
Distribution	873,498	56.9	774,234	59.7	99,264	12.8
	$1,536,287	100.0%	$1,297,151	100.0%	$239,136	18.4%

•
Advertising revenues increased $139,872 across all of our networks, with the largest increase at AMC. This increase resulted from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead, and an increased number of original programming series that aired on AMC in 2013 as compared to the number of original programming series that aired on AMC at 2012. This increase was also impacted by a decrease in advertising revenues in the 2012 associated with the temporary DISH Network carriage termination of all our networks for approximately four months in 2012.

•
Distribution revenues increased $99,264 principally due to an increase of $64,015 in affiliation fee revenues resulting from an increase in rates, primarily at AMC. As previously discussed, affiliation fee revenues and subscribers were negatively impacted in 2012 due to the temporary DISH Network carriage termination of all our networks for approximately four months in 2012. Distribution revenues increased $35,249 principally from licensing and digital distribution revenues derived from our original programming, primarily at AMC and IFC.

The following table presents certain subscriber information at December 31, 2013 and December 31, 2012:

	Estimated Domestic Subscribers (1)
	December 31, 2013	December 31, 2012
National Programming Networks:
AMC	97,400	98,900
WE tv	84,000	81,500
IFC	69,900	69,600
SundanceTV	56,200	54,100
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

The increase in subscribers reflects the repositioning of WE tv and SundanceTV with certain operators to more widely distributed tiers of service. Additionally, the number of reported subscribers may be impacted by changes in the Nielsen sample and does not necessarily correlate to changes in viewing subscribers.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
	2013	% of total	2012	% of total	$ change	% change
Advertising	$—	—%	$—	—%	$—	—%
Distribution	55,887	100.0	57,612	100.0	(1,725)	(3.0)
	$55,887	100.0%	$57,612	100.0%	$(1,725)	(3.0)%
Distribution revenues decreased primarily due to a decrease in revenue of $4,886 at IFC Films primarily due to a decrease in home video distribution revenues and lower performance of theatrical titles. These decreases were partially offset by an increase in foreign affiliation fee revenues of $3,776 principally from our expanded distribution of Sundance Channel in Europe.

Technical and operating expense (excluding depreciation and amortization)
Technical and operating expense (excluding depreciation and amortization) increased $154,797 to $662,233 for 2013 as compared to 2012. The net change by segment was as follows:

	Years Ended December 31,
	2013	2012	$ change	% change
National Networks	$608,656	$466,735	$141,921	30.4%
International and Other	57,782	46,748	11,034	23.6
Inter-segment eliminations	(4,205)	(6,047)	1,842	(30.5)
Total	$662,233	$507,436	$154,797	30.5%
Percentage of revenues, net	41.6%	37.5%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $127,020 and an increase of $14,901 for other direct programming related costs, primarily including participation and residuals, and development costs. The increase in program rights expense is due to our increased investment in scripted original series primarily at AMC and SundanceTV and includes write-offs of $61,005 based on management's assessment of programming usefulness, primarily at AMC due to the cancellation of The Killing and Low Winter Sun, and to a lesser extent to programming at SundanceTV as we prepared our programming schedule for the transition to a traditional advertising model.
International and Other
The increase in the International and Other segment was primarily due to an increase in program rights amortization expense of $8,166 related to higher content acquisition costs at IFC Films and an increase of $4,389 at AMC/Sundance Channel Global primarily related to program rights and programming related expenses as we expand internationally.
Selling, general and administrative expense
Selling, general and administrative expenses increased $28,809 to $425,735 for 2013 as compared to 2012. The net change by segment was as follows:

	Years Ended December 31,
	2013	2012	$ change	% change
National Networks	$368,642	$341,404	$27,238	8.0%
International and Other	57,097	55,522	1,575	2.8
Inter-segment eliminations	(4)	—	(4)	n/m
Total	$425,735	$396,926	$28,809	7.3%
Percentage of revenues, net	26.7%	29.3%
National Networks
The increase in the National Networks segment was primarily attributable to increased general and administration expenses of $9,901 primarily due to an increase in professional fees, employee related expenses and other corporate expenses and increased share-based compensation expense and expenses relating to long-term incentive compensation of $8,563. In addition, sales and marketing expenses increased $9,887. Marketing costs increased for the year ended December 31, 2013 compared to the same period in 2012 primarily at AMC due to the airing of a higher number of original programming series; however, this amount was substantially offset by a decrease in marketing costs for subscriber retention marketing efforts as compared to those incurred in 2012 associated with the DISH Network carriage termination for approximately four months in 2012.
International and Other
The increase in the International and Other segment was primarily due to an increase in general and administrative expenses of $552 principally for employee related expenses and increased share-based compensation expense and expenses relating to long-term incentive compensation of $1,048. Additionally, during 2013, we incurred acquisition related professional fees of $8,898 primarily related to the Chellomedia acquisition which were substantially offset by a decrease in legal fees and other related costs and expenses of $8,887 compared to the same period in 2012 in connection with the DISH Network contract dispute related to VOOM HD.

Depreciation and amortization
Depreciation and amortization decreased $30,713 to $54,667 for 2013 as compared to 2012. The net change by segment was as follows:

	Years Ended December 31,
	2013	2012	$ change	% change
National Networks	$42,036	$75,099	$(33,063)	(44.0)%
International and Other	12,631	10,281	2,350	22.9
	$54,667	$85,380	$(30,713)	(36.0)%
The decrease in depreciation and amortization expense in the National Networks segment is primarily attributable to a decrease in amortization expense of $32,858 at AMC and at SundanceTV as certain intangible assets became fully amortized in the second quarter of 2012 (SundanceTV) and in the third quarter 2013 (AMC).
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
AOCF
AOCF increased $58,772 for 2013 as compared to 2012. The net change by segment was as follows:

	Years Ended December 31,
	2013	2012	$ change	% change
National Networks	$576,772	$503,951	$72,821	14.5%
International and Other	(56,476)	(42,395)	(14,081)	33.2
Inter-segment eliminations	3,893	3,861	32	0.8
AOCF	$524,189	$465,417	$58,772	12.6%
National Networks AOCF increased due to an increase in revenues, net of $239,136, partially offset by an increase in technical and operating expenses of $141,922 resulting primarily from an increase in program rights including programming rights write-off of $61,005 and an increase in selling and administrative expenses of $24,393.
International and Other AOCF deficit increased primarily due to an increase in technical and operating expenses of $11,034 due principally to content acquisitions costs at IFC Films and a decrease in revenues, net of $1,725.
Interest expense, net
The increase in interest expense, net of $12,235 from 2012 to 2013 was attributable to the following:

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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2015. Historically, our businesses have not required significant capital expenditures, however, we expect capital expenditures in 2015 will be higher than historical years primarily related to investments in our broadcasting and technology facilities.
As of December 31, 2014, our consolidated cash and cash equivalents balance includes approximately $88,484 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner. We have estimated the unrecognized deferred tax liability for temporary differences related to these earnings to be immaterial as of December 31, 2014.
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
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Continuing operations:
Cash flow provided by (used in) operating activities	$375,762	$(49,463)	$569,132
Cash flow used in investing activities	(1,223,210)	(26,146)	(19,392)
Cash flow provided by (used in) financing activities	574,877	(19,953)	(155,087)
Net (decrease) increase in cash from continuing operations	(272,571)	(95,562)	394,653
Discontinued operations:
Net (decrease) increase in cash flow from discontinued operations	$(2,955)	$—	$481

Continuing Operations
Operating Activities
Net cash provided by (used in) operating activities amounted to $375,762 for the year ended December 31, 2014 as compared to $(49,463) for the year ended December 31, 2013. In 2014, net cash provided by operating activities resulted from $1,031,242 of net income before depreciation and amortization and other non-cash items, which was partially offset by payments for program rights of $690,237. Additionally, changes in all other assets and liabilities during the year resulted in an increase of 34,757.
Net cash (used in) provided by operating activities amounted to $(49,463) for the year ended December 31, 2013 compared to $569,132 for the year ended December 31, 2012. The December 31, 2013 net cash used in operating activities resulted from $1,041,196 of net income before depreciation and amortization and other non-cash items and an increase of $17,789 in accounts payable, accrued expenses and other liabilities which was more than offset by payments for program rights of $517,343, a net decrease in deferred revenue and deferred litigation settlement proceeds of $337,700 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussion above), a decrease in income taxes payable of $111,881, an increase in accounts receivable, trade of $80,083, an increase in prepaid expenses and other assets of $52,836, as well as a net decrease in other net liabilities of $8,605.
Net cash provided by operating activities amounted to $569,132 for the year ended December 31, 2012. The 2012 net cash provided by operating activities resulted from $536,042 of net income before depreciation and amortization and other non-cash items, an increase in deferred revenue and deferred litigation settlement proceeds of $337,207 primarily related to the temporary allocation of the VOOM HD lawsuit settlement proceeds (see “DISH Network” discussion above), an increase in income taxes payable of $116,740 and an increase of other net liabilities of $7,247. These increases were partially offset by payments for program rights of $412,493, an increase in accounts receivable, trade of $11,717, and deferred carriage fee payments of $3,894.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $1,223,210, $26,146 and $19,392, respectively. In 2014, net cash used in investing activities was primarily related to payments for the acquisitions of Chellomedia, BBC AMERICA and a small international channel, net of cash acquired of $1,184,587. Net cash used in investing activities also included capital expenditures of $39,739, $24,303 and $18,557 for the years ended December 31, 2014, 2013 and 2012, respectively, primarily for the purchase of information technology hardware and software and transmission related equipment.
Financing Activities
Net cash provided by (used in) financing activities amounted to $574,877 for the year ended December 31, 2014 as compared to $(19,953) for the year ended December 31, 2013. In 2014, financing activities consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price, the excess tax benefits from share-based compensation arrangements of $6,798, and proceeds from stock option exercises of $1,103, partially offset by treasury stock acquired from the acquisition of restricted shares of 22,192, payments for financing costs of $9,266, and principal payments on capital lease obligations of $2,401.
Net cash used in financing activities amounted to $19,953 for the year ended December 31, 2013 compared to $155,087 for the year ended December 31, 2012. In 2013, financing activities consisted of payments for financing costs of $12,994, treasury stock acquired from the acquisition of restricted shares of $12,135 and principal payments on capital leases of $1,558, partially offset by the excess tax benefits from share-based compensation arrangements of $4,975 and proceeds from stock option exercises of $1,759.
Net cash used in financing activities amounted to $155,087 for the year ended December 31, 2012. In 2012, financing activities consisted of repayments of indebtedness under our Credit Facility of $742,025, treasury stock acquired from the acquisition of restricted shares of $15,989, principal payments on capital leases of $1,413 and payments for financing costs of $1,421, partially offset by the net proceeds from the issuance of 4.75% senior notes of $589,500, proceeds from stock option exercises of $8,777 and the excess tax benefits from share-based compensation arrangements of $7,484.
Debt Financing Agreements
Amended and Restated Senior Secured Credit Facility
On December 16, 2013 (the “Refinancing Date”), AMC Networks and its subsidiary, AMC Network Entertainment LLC (the “Borrowers”), and certain of AMC Networks’ subsidiaries, as restricted subsidiaries, entered into an amended and restated credit agreement, which amended and restated AMC Networks’ original credit facility dated June 30, 2011 in its entirety (the "Original Credit Facility").
The amended and restated credit agreement provides the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility provided under the June 30, 2011 original credit agreement, (b) a subsequent $600,000 term loan A (collectively, the “Term Loan A Facility”)

which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to consummation of the Chellomedia Acquisition, see “Acquisition of Chellomedia” discussed above, and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018.
The revolving credit facility was not drawn upon at December 31, 2014. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
In connection with the subsequent $600,000 term loan A facility, AMC Networks incurred deferred financing costs of $9,266 and $12,669 as of December 31, 2014 and 2013, which are amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2014, the interest rate on the Term Loan A Facility was 1.91%, reflecting a Eurodollar Rate plus the additional rate as described herein.
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
AMC Networks was in compliance with all of its covenants under the Credit Facility as of December 31, 2014.
Original Credit Facility
On June 30, 2011, AMC Networks, as borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into the Original Credit Facility. Under the terms governing the Original Credit Facility, AMC Networks was provided with senior secured credit facilities consisting of a $1,130,000 term loan A facility, a $595,000 term loan B facility and a $500,000 revolving credit facility (collectively, the "Original Credit Facility"). The term loan A facility and the term loan B facility were discounted $5,650 and $12,986, respectively, upon original issuance. On June 30, 2011, approximately $577,000 of the Original Credit Facility debt was issued to CSC Holdings as partial consideration for the transfer to AMC Networks of the RMH businesses in June 2011 in connection with the Distribution of AMC Networks from Cablevision, which was consummated on June 30, 2011.
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
AMC Networks was in compliance with all of its covenants under its 7.75% Notes Indenture as of December 31, 2014.
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
AMC Networks was in compliance with all of its covenants under its 4.75% Notes Indenture as of December 31, 2014.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized in the following table:

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:
Principal payments	$2,780,000	$74,000	$370,000	$1,036,000	$1,300,000
Interest payments (1)	772,489	117,447	239,376	221,666	194,000
Program rights obligations	736,871	271,199	293,299	134,543	37,830
Purchase obligations (2)	1,029,665	256,239	176,869	89,563	506,994
Operating lease obligations	280,524	27,535	52,570	43,933	156,486
Guarantees (3)	87,933	87,933	—	—	—
Contract obligations (4)	61,987	32,155	25,145	4,308	379
Capital lease obligations (5)	47,778	6,145	12,290	11,373	17,970
Total	$5,797,247	$872,653	$1,169,549	$1,541,386	$2,213,659

(1)	Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2014.

(2)
Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations and transmission commitments that have not yet met the criteria to be recorded in the balance sheet.

(3)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.

(4)	Represents primarily accrued participation obligations and marketing commitments.

(5)	Capital lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2014, the liability for uncertain tax positions was $17,099, excluding the related accrued interest liability of $1,388 and deferred tax assets of $3,760. See Note 14 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
In connection with the acquisition of New Video, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversary of the agreement. Additionally, in connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value. The above table does not include any future payments that would be required upon the exercise of these put rights.
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
We review our long-lived assets (property and equipment, and intangible assets subject to amortization that arose from acquisitions) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.
Goodwill
During the fourth quarter of 2014, we changed the timing of our annual goodwill impairment testing date from February 28 to December 1. This change was made to better align our annual impairment testing procedures with our budget and planning process and with our year-end financial reporting. We have determined that this accounting change is preferable.
Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances.
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
The carrying amount of goodwill, by operating segment is as follows:

December 31, 2014
National Networks	$250,595
International and Other	483,761
$734,356

Based on our annual impairment test for goodwill as of December 1, 2014, no impairment charge was required for any of the reporting units. We performed a quantitative assessment for all reporting units, other than the AMC Networks Broadcasting & Technology reporting unit, and the fair value exceeded the carrying value (including allocated goodwill) for each reporting unit. In order to evaluate the sensitivity of the estimated fair value calculations, we applied a hypothetical 20% decrease in the fair value of each reporting unit. This hypothetical decrease would have no impact on the conclusion reached in the goodwill impairment analysis of the National Programming Networks reporting unit. Based on the quantitative assessment of the International Programming Networks reporting unit, if the fair value of the reporting unit decreased by 4%, we would be required to perform step-two of the quantitative assessment.
We performed a qualitative assessment for the AMC Networks Broadcasting & Technology reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows.
In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value for goodwill impairment testing are primarily determined using discounted cash flows and comparable market transactions methods. These valuation methods are based on estimates and assumptions including projected future cash flows, discount rate and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. Projected future cash flows also include assumptions for renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to goodwill.
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
Based on our impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. Indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the identifiable indefinite-lived intangible assets, we applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Useful Lives of Finite-Lived Intangible Assets
We have recognized intangible assets for affiliation agreements and affiliate relationships, advertiser relationships and other intangible assets as a result of our accounting for business combinations. We have determined that such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangible assets at December 31, 2014 are as follows:

	Net Carrying Value at, December 31, 2014	Estimated Useful Lives in Years
Affiliate and customer relationships	$475,391	17 to 25 years
Advertiser relationships	45,172	11 years
Trade names	50,347	20 years
Other amortizable intangible assets	14
	$570,924

The useful lives for the affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements we had in place with our major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. We have been successful in renewing our major affiliation agreements and maintaining customer relationships in the past and believe we will be able to renew our major affiliation agreements and maintain those customer relationships in the future. However, it is possible that we will not successfully renew such agreements as they expire or that if we do, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business and the carrying values of the related intangible assets.
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals. If an affiliate were to cease carrying a service on an other-than-temporary basis, we would record an impairment charge for the then remaining carrying value of that affiliation agreement intangible asset. If we were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, we would evaluate the impact on our cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset. We also would evaluate whether the remaining useful life of the affiliate relationship intangible asset remained appropriate. Based on December 31, 2014 carrying values, if the estimated remaining life of affiliate relationships and other amortizable intangible assets were shortened by 10%, the effect on amortization for the year ending December 31, 2014 would be to increase our annual amortization expense by approximately $3,300.
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
We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Any capitalized pilot costs for programs that we determine will not be produced are also written off. Program rights write-offs of $44,204, $61,005 and $9,990 were recorded for the years ended December 31, 2014, 2013 and 2012.
Income Taxes
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates with regard to uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 14 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. ASU 2014-08 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2014, the fair value of our fixed rate debt of $1,346,250 was more than its carrying value of $1,280,907 by $65,343. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2014 would increase the estimated fair value of our fixed rate debt by approximately $51,240 to approximately $1,397,490.
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
As of December 31, 2014, we have $2,685,566 of debt outstanding (excluding capital leases), of which $1,404,659 outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2014 could increase our annual interest expense by approximately $14,050.

As of December 31, 2014, we have interest rate swap contracts outstanding with notional amounts aggregating $519,313. The aggregate fair values of interest rate swap contracts at December 31, 2014 was a liability of $6,613 (consisting of $2,388 included in accrued liabilities and $4,225 in other liabilities). As a result of these transactions, the interest rate paid on approximately 67% of our debt (excluding capital leases) as of December 31, 2014 is effectively fixed (48% being fixed rate obligations and 19% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized losses, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $(1,756) and is included in accumulated other comprehensive loss. At December 31, 2014, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
Managing our Foreign Currency Exchange Rate Risk
Historically, our exposure to foreign currency fluctuations had been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
To manage foreign currency exchange rate risk, we enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
As of December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 for the year ended December 31, 2014. Such amount is included in miscellaneous, net in the consolidated statement of income.
The Company recognized $(23,729), $7,322 and $(231) of foreign currency transaction (losses) gains for the years ended December 31, 2014, 2013 and 2012, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statement of income.
As a result of our international expansion over the past year, we expect the exposure to foreign currency fluctuations will have a more significant impact on our financial position and results of operations.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Management excluded Chellomedia, acquired January 31, 2014, and BBC AMERICA, acquired October 23, 2014, from its assessment of internal control over financial reporting as of December 31, 2014, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting. Revenues, net and total assets represented 17% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report appearing on page F-1.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2014 (the “2015 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2015 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock will be included in the 2015 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2015 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information relating to principal accounting fees and services will be included in the 2015 Proxy Statement, which is incorporated herein by reference.

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

10.5	AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.6
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

10.9
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

10.13
Amended and Restated Employment Agreement dated April 24, 2014, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 29, 2014).

10.14
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

10.27
Amendment No 1. to the Amended and Restated Credit Agreement, dated January 29, 2015, among AMC Networks Inc. and AMC Network Entertainment LLC, as the Initial Borrowers, certain subsidiaries of AMC Networks Inc. named therein, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, the lenders party thereto and the other financial institutions party thereto.

10.28	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.29
Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between VOOM HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.30
Form of Performance Award Agreement under the Amended and Restated 2011 Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.31
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 26, 2015	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 26, 2015
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	February 26, 2015
Sean S. Sullivan	(Principal Financial Officer)

/s/ John P. Giraldo	Chief Accounting Officer	February 26, 2015
John P. Giraldo	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 26, 2015
Charles F. Dolan

/s/ Neil M. Ashe	Director	February 26, 2015
Neil M. Ashe

/s/ William J. Bell	Director	February 26, 2015
William J. Bell

/s/ James L. Dolan	Director	February 26, 2015
James L. Dolan

/s/ Kristin A. Dolan	Director	February 26, 2015
Kristin A. Dolan

Name	Title	Date

/s/ Marianne Dolan Weber	Director	February 26, 2015
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 26, 2015
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 26, 2015
Thomas C. Dolan

/s/ Jonathan F. Miller	Director	February 26, 2015
Jonathan F. Miller

/s/ Alan D. Schwartz	Director	February 26, 2015
Alan D. Schwartz

/s/ Brian G. Sweeney	Director	February 26, 2015
Brian G. Sweeney

/s/ Leonard Tow	Director	February 26, 2015
Leonard Tow

/s/ Carl E. Vogel	Director	February 26, 2015
Carl E. Vogel

/s/ Robert C. Wright	Director	February 26, 2015
Robert C. Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited AMC Networks Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Networks Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, AMC Networks Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As disclosed in note 3 to the consolidated financial statements, AMC Networks Inc. acquired Chellomedia on January 31, 2014 and New Video Channel America, LLC (New Video) on October 23, 2014, and management has excluded from its assessment of the effectiveness of AMC Networks Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, these acquired business’ internal controls over financial reporting associated with 17% of revenues, net and 15% of total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of AMC Networks Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Chellomedia and New Video.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Networks Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Networks Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Networks Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Our report dated February 26, 2015, on the effectiveness of internal control over financial reporting as of December 31, 2014, contains an explanatory paragraph that states AMC Networks Inc. acquired Chellomedia on January 31, 2014 and New Video Channel America, LLC (New Video) on October 23, 2014, and management has excluded from its assessment of the effectiveness of AMC Networks Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, these acquired business’ internal controls over financial reporting associated with 17% of revenues, net and 15% of total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of AMC Networks Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Chellomedia and New Video.

/s/ KPMG LLP
New York, New York
February 26, 2015

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in thousands, except per share amounts)

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$201,367	$521,951
Accounts receivable, trade (less allowance for doubtful accounts of $4,276 and $931)	587,193	378,831
Amounts due from related parties, net	4,102	4,774
Current portion of program rights, net	437,302	317,922
Prepaid expenses and other current assets	74,294	65,512
Deferred tax asset, net	24,822	15,668
Total current assets	1,329,080	1,304,658
Property and equipment, net	133,844	71,068
Program rights, net	959,941	853,516
Amounts due from related parties, net	—	2,096
Deferred carriage fees, net	46,737	44,032
Intangible assets, net	590,824	209,552
Goodwill	734,356	76,748
Other assets	181,805	75,019
Total assets	$3,976,587	$2,636,689
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$101,866	$48,126
Accrued liabilities	204,786	131,290
Current portion of program rights obligations	271,199	210,190
Deferred revenue	36,888	23,429
Promissory note payable	40,000	—
Current portion of long-term debt	74,000	—
Current portion of capital lease obligations	2,953	1,718
Total current liabilities	731,692	414,753
Program rights obligations	465,672	449,587
Long-term debt	2,685,566	2,157,183
Capital lease obligations	27,386	12,387
Deferred tax liability, net	128,066	95,275
Other liabilities	85,503	78,755
Total liabilities	4,123,885	3,207,940

Commitments and contingencies

Redeemable noncontrolling interests	204,611	268

Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 61,762,944 and 61,692,561 shares issued and 60,552,673 and 60,794,114 shares outstanding, respectively	618	617
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 and 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	100,642	64,731
Accumulated deficit	(341,889)	(602,686)
Treasury stock, at cost (1,210,271 and 898,447 shares Class A Common Stock, respectively)	(51,993)	(29,801)
Accumulated other comprehensive loss	(79,248)	(4,495)
Total AMC Networks stockholders’ deficiency	(371,755)	(571,519)
Non-redeemable noncontrolling interests	19,846	—
Total stockholders’ deficiency	(351,909)	(571,519)
Total liabilities and stockholders’ deficiency	$3,976,587	$2,636,689
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012
Revenues, net (including revenues, net from related parties of $28,089, $31,188 and $32,195, respectively)	$2,175,641	$1,591,858	$1,352,577
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $0, $324, and $620, respectively)	983,575	662,233	507,436
Selling, general and administrative (including charges (credits) from related parties of $3,217, $2,721 and $(206), respectively)	560,950	425,735	396,926
Restructuring expense (credit)	15,715	—	(3)
Depreciation and amortization	69,048	54,667	85,380
Litigation settlement gain	—	(132,944)	—
	1,629,288	1,009,691	989,739
Operating income	546,353	582,167	362,838
Other income (expense):
Interest expense	(130,262)	(115,860)	(127,778)
Interest income	1,433	819	502
Write-off of deferred financing costs	—	(4,007)	(1,862)
Loss on extinguishment of debt	—	(1,087)	(10,774)
Miscellaneous, net	(20,496)	6,969	(652)
	(149,325)	(113,166)	(140,564)
Income from continuing operations before income taxes	397,028	469,001	222,274
Income tax expense	(129,155)	(178,841)	(86,058)
Income from continuing operations	267,873	290,160	136,216
(Loss) income from discontinued operations, net of income taxes	(3,448)	—	314
Net income including noncontrolling interests	264,425	290,160	136,530
Net (income) loss attributable to noncontrolling interests	(3,628)	578	—
Net income attributable to AMC Networks’ stockholders	$260,797	$290,738	$136,530

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$3.67	$4.06	$1.94
Loss from discontinued operations	$(0.05)	$—	$—
Net income	$3.62	$4.06	$1.94

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$3.63	$4.00	$1.89
Loss from discontinued operations	$(0.05)	$—	$—
Net income	$3.58	$4.00	$1.89

Weighted average common shares:
Basic weighted average common shares	72,000	71,543	70,374
Diluted weighted average common shares	72,854	72,703	72,236

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net income including noncontrolling interests	$264,425	$290,160	$136,530
Other comprehensive (loss) income:
Foreign currency translation adjustment	(74,758)	—	—
Unrealized gain on interest rate swaps	4,320	6,262	5,693
Other comprehensive (loss) income, before income taxes	(70,438)	6,262	5,693
Income tax expense	(4,315)	(2,311)	(2,112)
Other comprehensive (loss) income, net of income taxes	(74,753)	3,951	3,581
Comprehensive income	189,672	294,111	140,111
Comprehensive (income) loss attributable to noncontrolling interests	(1,304)	578	—
Comprehensive income attributable to AMC Networks’ stockholders	$188,368	$294,689	$140,111
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Deficiency	Non-redeemable Noncontrolling Interests	Total Stockholders’ Deficiency
Balance, December 31, 2011	$586	$135	$5,942	$(1,029,954)	$(1,677)	$(12,027)	$(1,036,995)	$—	$(1,036,995)
Net income attributable to AMC Networks’ stockholders	—	—	—	136,530	—	—	136,530	—	136,530
Other comprehensive income	—	—	—	—	—	3,581	3,581	—	3,581
Non-cash capital distribution, net related to adjustments to liability for uncertain tax positions and net deferred tax assets as a result of the Distribution	—	—	(1,148)	—	—	—	(1,148)	—	(1,148)
Non-cash capital distribution related to the utilization of Cablevision tax losses	—	—	(1,794)	—	—	—	(1,794)	—	(1,794)
Share-based compensation expense	—	—	17,202	—	—	—	17,202	—	17,202
Proceeds from the exercise of stock options	9	—	8,768	—	—	—	8,777	—	8,777
Treasury stock acquired from forfeitures and acquisition of restricted shares	—	—	—	—	(15,989)	—	(15,989)	—	(15,989)
Conversion of Class B to Class A common stock	17	(17)	—	—	—	—	—	—	—
Excess tax benefits on share-based awards	—	—	7,484	—	—	—	7,484	—	7,484
Balance, December 31, 2012	612	118	36,454	(893,424)	(17,666)	(8,446)	(882,352)	—	(882,352)
Net income attributable to AMC Networks’ stockholders	—	—	—	290,738	—	—	290,738	—	290,738
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—		—
Issuance of members' interest by subsidiary, net	—	—	1,246	—	—	—	1,246		1,246
Other comprehensive income	—	—	—	—	—	3,951	3,951	—	3,951
Share-based compensation expense	—	—	20,299	—	—	—	20,299	—	20,299
Proceeds from the exercise of stock options	2	—	1,757	—	—	—	1,759	—	1,759
Treasury stock acquired from forfeitures and acquisition of restricted shares (see Note 17)	—	—	—	—	(12,135)	—	(12,135)	—	(12,135)
Conversion of Class B to Class A common stock	3	(3)	—	—	—	—	—	—	—
Excess tax benefits on share-based awards	—	—	4,975	—	—	—	4,975	—	4,975
Balance, December 31, 2013	$617	$115	$64,731	$(602,686)	$(29,801)	$(4,495)	$(571,519)	$—	$(571,519)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Deficiency	Non-redeemable Noncontrolling Interests	Total Stockholders’ Deficiency
Balance, December 31, 2013	$617	$115	$64,731	$(602,686)	$(29,801)	$(4,495)	$(571,519)	$—	$(571,519)
Net income attributable to AMC Networks’ stockholders	—	—	—	260,797	—	—	260,797	—	260,797
Non-redeemable noncontrolling interests acquired	—	—	—	—	—	—	—	22,038	22,038
Non-redeemable net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(703)	(703)
Contribution from noncontrolling member	—	—	—	—	—	—	—	835	835
Adjustment to issuance of members' interest by subsidiary, net	—	—	(312)	—	—	—	(312)	—	(312)
Other comprehensive income	—	—	—	—	—	(74,753)	(74,753)	(2,324)	(77,077)
Share-based compensation expense	—	—	28,363	—	—	—	28,363	—	28,363
Proceeds from the exercise of stock options	1	—	1,102	—	—	—	1,103	—	1,103
Treasury stock acquired from forfeitures and acquisition of restricted shares (see Note 17)	—	—	—	—	(22,192)	—	(22,192)	—	(22,192)
Restricted stock units converted to shares	—	—	(40)	—	—	—	(40)	—	(40)
Excess tax benefits on share-based awards	—	—	6,798	—	—	—	6,798	—	6,798
Balance, December 31, 2014	$618	$115	$100,642	$(341,889)	$(51,993)	$(79,248)	$(371,755)	$19,846	$(351,909)

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interests	$264,425	$290,160	$136,530
Loss (income) from discontinued operations	3,448	—	(314)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	69,048	54,667	85,380
Share-based compensation expense related to equity classified awards	28,363	20,299	17,202
Amortization and write-off of program rights	629,846	497,608	355,477
Amortization of deferred carriage fees	11,362	10,590	9,211
Unrealized foreign currency transaction loss (gain)	23,292	(6,543)	—
Unrealized (gain) loss on derivative contracts, net	(1,780)	(4,313)	8,739
Amortization and write-off of deferred financing costs and discounts on indebtedness	8,676	11,124	10,406
Loss on extinguishment of debt	—	1,087	10,774
Provision for (recovery of) doubtful accounts	1,028	1,440	(1,265)
Deferred income taxes	1,207	171,504	(88,514)
Excess tax benefits from share-based compensation arrangements	(6,798)	(4,975)	(7,484)
Gain on sale of investment	(4,789)	—	—
Other, net	3,914	(1,452)	(100)
Changes in assets and liabilities:
Accounts receivable, trade	(72,984)	(80,083)	(11,717)
Amounts due from/to related parties, net	2,768	2,033	(6,001)
Prepaid expenses and other assets	(3,869)	(52,836)	(24,842)
Program rights and obligations, net	(690,237)	(517,343)	(412,493)
Income taxes payable	24,140	(111,881)	116,740
Deferred revenue and deferred litigation settlement proceeds	10,293	(337,700)	337,207
Deferred carriage fees, net	(13,063)	(10,638)	(3,894)
Accounts payable, accrued expenses and other liabilities	87,472	17,789	38,090
Net cash provided by (used in) operating activities	375,762	(49,463)	569,132
Cash flows from investing activities:
Capital expenditures	(39,739)	(24,303)	(18,557)
Payments for acquisitions, net of cash acquired	(1,184,587)	—	(185)
Purchases of investments	(5,375)	(2,500)	(750)
Proceeds from sale of equipment, net of costs of disposal	—	—	100
Proceeds from insurance settlements	654	657	—
Proceeds from the sale of an investment	5,837	—	—
Net cash used in investing activities	(1,223,210)	(26,146)	(19,392)
Cash flows from financing activities:
Repayment of long-term debt	—	(880,000)	(742,025)
Proceeds from the issuance of long-term debt	600,000	880,000	589,500
Payments for financing costs	(9,266)	(12,994)	(1,421)
Deemed repurchase of restricted stock	(22,192)	(12,135)	(15,989)
Proceeds from stock option exercises	1,103	1,759	8,777
Excess tax benefits from share-based compensation arrangements	6,798	4,975	7,484
Principal payments on capital lease obligations	(2,401)	(1,558)	(1,413)
Contributions from noncontrolling interest member	835	—	—
Net cash provided by (used in) financing activities	574,877	(19,953)	(155,087)
Net (decrease) increase in cash and cash equivalents from continuing operations	(272,571)	(95,562)	394,653
Cash flows from discontinued operations:
Net cash used in operating activities	(2,955)	—	(82)
Net cash provided by investing activities	—	—	563
Net (decrease) increase in cash and cash equivalents from discontinued operations	(2,955)	—	481
Effect of exchange rate changes on cash and cash equivalents	(45,058)	6,543	—
Cash and cash equivalents at beginning of year	521,951	610,970	215,836
Cash and cash equivalents at end of year	$201,367	$521,951	$610,970
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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Principally includes five nationally distributed programming networks: AMC, WE tv, BBC AMERICA, IFC and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, which primarily services most of the nationally distributed programming networks of the Company.

•
International and Other: Principally includes AMC Networks International (formerly Chellomedia and AMC/Sundance Channel Global), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC (formerly Chello DMC), the broadcast solutions unit of certain networks of AMC Networks International and third party networks; and various developing on-line content distribution initiatives.

Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks, its majority-owned or controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
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
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $178,068, $150,734 and $154,371 for the years ended December 31, 2014, 2013, and 2012, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income.
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
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities, including intercompany balances for which settlement is anticipated in the foreseeable future, are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated statements of stockholders' deficiency.
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized $(23,729), $7,322 and $(231) of realized and unrealized foreign currency transaction (losses) gains for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2014 and 2013, the Company had $58,664 and $48,380, respectively, of accounts receivable due in excess of one-year, which are included in other assets in the consolidated balance sheets.
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
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. See Note 6 for further discussion regarding program rights write-offs.
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
Amortizable intangible assets established in connection with business combinations primarily consist of affiliate and customer relationships, advertiser relationships and tradenames. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Goodwill and Indefinite-Lived Intangible Assets
During the fourth quarter of 2014, the Company changed the timing of its annual goodwill impairment testing date from February 28 to December 1. This change was made to better align the Company’s annual impairment testing procedures with the Company’s budget and planning process and with our year-end financial reporting. We have determined that this accounting change is preferable.
Goodwill
Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances.
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
Derivative Financial Instruments
The Company’s derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company’s embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense, for interest rate swap contracts and miscellaneous, net, for foreign currency contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 12 for a further discussion of the Company’s derivative financial instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2014, one customer accounted for 15% of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets).
Redeemable Noncontrolling Interests
Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and stockholders' deficiency in the Company's consolidated balance sheet at the greater of the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, or its redemption value.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	72,000,000	71,543,000	70,374,000
Effect of dilution:
Stock options	225,000	286,000	783,000
Restricted shares/units	629,000	874,000	1,079,000
Diluted weighted average shares outstanding	72,854,000	72,703,000	72,236,000
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2011	58,434,704	13,534,408
Conversion of Class B common stock to Class A common stock	1,750,000	(1,750,000)
Employee and non-employee director stock transactions*	406,326	—
Balance at December 31, 2012	60,591,030	11,784,408
Conversion of Class B common stock to Class A common stock	300,000	(300,000)
Employee and non-employee director stock transactions*	(96,916)	—
Balance at December 31, 2013	60,794,114	11,484,408
Employee and non-employee director stock transactions*	(241,441)	—
Balance at December 31, 2014	60,552,673	11,484,408
*Reflects common stock activity in connection with employee stock option exercises and restricted shares granted to employees, as well as in connection with the fulfillment of employees’ statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted shares.
Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required. ASU 2014-12 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. ASU 2014-08 is effective in the first quarter of 2015 and early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 3. Acquisitions
BBC AMERICA
On October 23, 2014, the Company, through a wholly-owned subsidiary, AMC New Video Holdings LLC ("AMC New Video"), entered into a membership interest purchase agreement (the "Purchase Agreement”) with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which, AMC New Video acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), that owns the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000 (the "Purchase Price"). The Company funded the Purchase Price with cash on hand and a $40,000 promissory note payable on April 23, 2015. The Purchase Price is subject to working capital and other adjustments. In addition to the Purchase Agreement, AMC New Video entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the date of closing and included in the National Networks operating segment. The Company views this joint venture as an important addition to its overall channel portfolio and programming content strategy.
The Company accounted for the acquisition of New Video using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The goodwill associated with the New Video acquisition is generally deductible for tax purposes.
The acquisition accounting for New Video as reflected in these consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of program rights and related obligations, intangible assets, other assets, accrued liabilities, and redeemable noncontrolling interests.
The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

Cash, net of cash acquired	$159,889
Promissory note	40,000
Total consideration transferred	199,889
Redeemable noncontrolling interest	200,000
$399,889
Preliminary allocation:
Prepaid expenses and other current assets	621
Accounts receivable, trade	32,424
Program rights	68,955
Deferred carriage fees	567
Property and equipment	111
Intangible assets	112,435
Other assets	46,000
Accounts payable and accrued liabilities	(5,322)
Program rights obligations	(28,572)
Deferred revenue	(3,378)
Other liabilities	(323)
Fair value of net assets acquired	223,518
Goodwill	176,371
$399,889

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.035 billion). AMC Networks funded the purchase price with cash on hand and also borrowed an additional $600 million under its Term Loan A Facility (see Note 10).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition is included in the International and Other segment. The Company views this acquisition as in important part of its long-term strategy of expanding the Company's business internationally.
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
The following table summarizes the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values was allocated to goodwill.

Consideration Transferred:
Cash, net of cash acquired	$996,586

Preliminary purchase price allocation:
Accounts receivable, trade	125,683
Program rights	93,505
Prepaid expenses and other current assets	27,634
Deferred tax asset, net	23,240
Property and equipment	42,853
Intangible assets	294,949
Assets held for sale	18,603
Other assets	31,385
Accounts payable	(21,627)
Accrued liabilities	(43,652)
Program rights obligations	(31,984)
Deferred tax liability, net	(24,590)
Liabilities held for sale	(18,130)
Other liabilities	(13,993)
Noncontrolling interests acquired	(22,038)
Fair value of net assets acquired	481,838
Goodwill	514,748
$996,586
Unaudited Pro forma financial information
The following unaudited pro forma financial information is based on (i) the historical consolidated financial statements of AMC Networks, (ii) the historical financial statements of New Video and (iii) the historical combined financial statements of Chellomedia and is intended to provide information about how the acquisitions and related financing may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2013. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement (see Note 10), estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Unaudited Pro Forma Financial Information for the Year Ended December 31,
	2014	2013
Revenues, net	$2,337,409	$2,109,355
Income from continuing operations, net of income taxes	$280,869	$311,328
Net income per share, basic	$3.90	$4.35
Net income per share, diluted	$3.86	$4.28
Revenues, net and operating income attributable to Chellomedia of $348,836 and $24,677, respectively (excluding the discontinued operations of Chellomedia's advertising sales unit, Atmedia), are included in the consolidated statement of income from the acquisition date, January 31, 2014 to December 31, 2014. Acquisition related costs of $13,978 (of which, $1,853 are included in the operating results of Chellomedia from the acquisition date, January 31, 2014 to December 31, 2014) were incurred during the year ended December 31, 2014 and are included in selling, general and administrative expense. Revenues, net and operating income attributable to New Video included in the consolidated income statement from the acquisition date, October 23, 2014, to December 31, 2014 were not material.
Other Acquisitions
During the three months ended September 2014, a subsidiary of AMC Networks acquired the shares of a small international channel for a purchase price of €21 million (approximately $28,600). The acquisition is included in the International and Other segment and builds on the Company's international expansion strategy.
The allocation of the purchase price to the acquired net assets consisted primarily of affiliate relationships intangible assets, accounts receivable and deferred tax liabilities. The estimated goodwill associated with the acquisition of $6,478 is generally not deductible for tax purposes. The allocation of the purchase price to the acquired identifiable net assets is preliminary and subject to revision.
Pro forma financial information related to the acquisition is not provided as its impact was not material to our consolidated financial statements.
Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 3), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in September 2014.
The operating results of discontinued operations from the acquisition date, January 31, 2014 to December 31, 2014 are summarized below:

Year Ended December 31, 2014
Revenues, net	$22,288

Loss before income taxes	(2,637)
Income tax expense	(811)
Loss from discontinued operations	$(3,448)
In 2012, discontinued operations reflects income recorded under the installment sales method relating to the sale of the Company's ownership interests in the Lifeskool and Sportskool video-on-demand services in 2008.
Note 5. Restructuring
The restructuring expense of $15,715 primarily represents severance charges incurred related to employee terminations and other exit costs associated with the elimination of certain positions across the Company. The Company expects that the restructuring plan will be substantially completed during 2015 and the majority of severance and other costs will be paid in 2015.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the restructuring expense recognized by operating segment:

Year Ended December 31, 2014
National Networks	$3,664
International & Other	12,051
Total restructuring expense	$15,715
The following table summarizes the accrued restructuring costs:

	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2013	$—	$—	$—
Charges incurred	9,721	5,994	15,715
Cash payments	(3,322)	(1,433)	(4,755)
Non-cash adjustments	—	(3,703)	(3,703)
Currency translation	126	27	153
Balance at December 31, 2014	$6,525	$885	$7,410
Accrued liabilities for restructuring costs of $7,214 and $196 are included in accrued liabilities and other liabilities, respectively in the consolidated balance sheet at December 31, 2014.
Note 6. Program Rights and Obligations
Program Rights
Owned original program rights, net of $141,955 at December 31, 2014 is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 94% of unamortized owned original programming costs, as of December 31, 2014, will be amortized within the next three years. The Company expects to amortize approximately $88,000 of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $44,204, $61,005 and $9,990 were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
Program Rights Obligations
Amounts payable subsequent to December 31, 2014 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,
2015	$271,199
2016	176,433
2017	116,866
2018	70,003
2019	64,540
Thereafter	37,830
$736,871

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 7. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

	December 31,		Estimated Useful Lives
	2014	2013
Program, service and test equipment	$164,734	$114,641	2 to 5 years
Satellite equipment	36,201	17,443	13 years
Furniture and fixtures	17,512	15,803	5 to 8 years
Transmission equipment	47,610	41,391	5 years
Leasehold improvements	54,029	46,655	Term of lease
	320,086	235,933
Accumulated depreciation and amortization	(186,242)	(164,865)
	$133,844	$71,068
During 2014, the Company retired $15,765 of fully depreciated assets that were no longer in use.
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $38,220, $23,036 and $20,891, for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014 and 2013, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2014	2013
Satellite equipment	$36,201	$17,443
Less accumulated amortization	(11,480)	(8,836)
	$24,721	$8,607
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2013	$76,748	$—	$76,748
Additions—business acquisitions	176,371	521,226	697,597
Amortization of "second component" goodwill	(2,524)	—	(2,524)
Foreign currency translation	—	(37,465)	(37,465)
December 31, 2014	$250,595	$483,761	$734,356
The increase in the carrying amount of goodwill for the National Networks operating segment relates to the acquisition of New Video and for the International and Other operating segment primarily relates to the acquisition of Chellomedia (see Note 3).
The reduction of $2,524 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
There were no accumulated impairment losses related to goodwill for any periods as of December 31, 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes information relating to the Company’s identifiable intangible assets:

	December 31, 2014			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$555,742	$(80,351)	$475,391	17 to 25 years
Advertiser relationships	45,827	(655)	45,172	11 years
Trade names	52,698	(2,351)	50,347	20 years
Other amortizable intangible assets	16	(2)	14
Total amortizable intangible assets	654,283	(83,359)	570,924
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$674,183	$(83,359)	$590,824
	December 31, 2013
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate relationships	$243,600	$(53,971)	$189,629
Other amortizable intangible assets	644	(621)	23
Total amortizable intangible assets	244,244	(54,592)	189,652
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$264,144	$(54,592)	$209,552
The increase in amortizable intangible assets is a result of the acquisitions of Chellomedia and New Video (see Note 3).
The gross asset and accumulated amortization amounts related to fully amortized other amortizable intangible assets were removed from the intangible assets balance as of December 31, 2014.
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $30,828, $31,631 and $64,489, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2015	$36,612
2016	36,612
2017	36,612
2018	36,612
2019	36,612
Annual Impairment Test of Goodwill
Based on the Company’s annual impairment test for goodwill as of December 1, 2014, no impairment charge was required for any of the reporting units. The Company performed a quantitative assessment for all reporting units, other than the AMC Networks Broadcasting & Technology reporting unit, and the fair value exceeded the carrying value (including allocated goodwill) for each reporting unit. In order to evaluate the sensitivity of the estimated fair value calculation, the Company applied a hypothetical 20% decrease in the fair value of each reporting unit. This hypothetical decrease would have no impact on the conclusion reached in the goodwill impairment analysis of the National Programming Networks reporting unit. Based on the quantitative assessment of the International Programming reporting unit, if the fair value of the reporting units decreased by 4%, the Company would be required to perform step-two of the quantitative assessment.
The Company performed a qualitative assessment for the AMC Networks Broadcasting & Technology reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows.
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
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's annual impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. The Company’s indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company’s identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2014	December 31, 2013
Interest	$28,685	$27,770
Employee related costs	102,608	88,512
Income taxes payable	11,876	—
Other accrued expenses	61,617	15,008
Total accrued liabilities	$204,786	$131,290

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 10. Long-term Debt
The Company's long-term debt consists of:

	December 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Term loan A facility	$1,480,000	$880,000
Senior Notes:
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,780,000	2,180,000
Unamortized discount	(20,434)	(22,817)
Long-term debt, net	$2,759,566	$2,157,183
Current portion of long-term debt	$74,000	$—
Noncurrent portion of long-term debt	$2,685,566	$2,157,183
Amended and Restated Senior Secured Credit Facility
On December 16, 2013 (the “Refinancing Date”), AMC Networks and its subsidiary, AMC Network Entertainment LLC (the “Borrowers”), and certain of AMC Networks’ subsidiaries, as restricted subsidiaries, entered into an amended and restated credit agreement, which amended and restated AMC Networks’ original credit facility dated June 30, 2011 in its entirety (the "Original Credit Facility").
The amended and restated credit agreement provides the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility provided under the June 30, 2011 original credit agreement, (b) a subsequent $600,000 term loan A (collectively, the “Term Loan A Facility”)which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to the acquisition of Chellomedia (see Note 3 for further discussion regarding the acquisition of Chellomedia), and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility.”) The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018.
The revolving credit facility was not drawn upon at December 31, 2014. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
In connection with the subsequent $600,000 term loan A facility, AMC Networks incurred deferred financing costs of $9,266 and $12,669 as of December 31, 2014 and 2013, which are amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2014, the interest rate on the Term Loan A Facility was 1.91%, reflecting a Eurodollar Rate plus the additional rate as described herein.
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
AMC Networks was in compliance with all financial covenants under the Credit Facility as of December 31, 2014.
Original Credit Facility
On June 30, 2011, AMC Networks, as borrower, and substantially all of its subsidiaries, as restricted subsidiaries, entered into the Original Credit Facility. Under the terms of the Original Credit Facility, AMC Networks was provided with senior secured credit facilities consisting of a $1,130,000 term loan A facility, a $595,000 term loan B facility and a $500,000 revolving credit facility (collectively, the "Original Credit Facility"). The term loan A facility and the term loan B facility were discounted $5,650 and $12,986, respectively, upon original issuance.
On December 16, 2013, the Company used the proceeds from the borrowings under the Term Loan A Facility to repay the outstanding amount under the term loan A facility of the Original Credit Facility. Additionally, the Company recorded a write-off of deferred financing costs of $4,007 for the year ended December 31, 2013, which includes certain unamortized deferred financing costs associated with the Original Credit Facility of $3,719 and certain financing costs relating to the Credit Facility of $288 as well as a a loss on extinguishment of debt of $1,087 for the year ended December 31, 2013 related to a portion of the unamortized discount associated with the Original Credit Facility that was written off.
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
7.75% Senior Notes due 2021
On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “7.75% Notes”) to CSC Holdings, LLC ("CSC Holdings"), a subsidiary of Cablevision, as partial consideration for the transfer to AMC Networks of the businesses included in the Distribution in June 2011. CSC Holdings used the Company’s 7.75% Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the 7.75% Notes or their affiliates then offered the 7.75% Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the 7.75% Notes being held by third party investors.
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
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2014 are as follows:

Years Ending December 31,
2015	$74,000
2016	148,000
2017	222,000
2018	296,000
2019	740,000
Thereafter	1,300,000

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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

	Level I	Level II	Total
At December 31, 2014:
Assets:
Cash equivalents(a)	$11,058	$—	$11,058
Foreign currency derivatives	—	3,949	3,949
Liabilities:
Interest rate swap contracts	$—	$6,613	$6,613
Foreign currency derivatives	—	2,346	2,346
At December 31, 2013:
Assets:
Cash equivalents(a)	$63,029	$—	$63,029
Foreign currency option contracts	—	2,577	2,577
Liabilities:
Interest rate swap contracts	$—	$12,713	$12,713

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.
The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency derivatives (see Note 12) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level III.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. These nonrecurring valuations primarily include the valuation of affiliate and customer relationships intangible assets, advertiser relationship intangible assets and property and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in the Company’s discounted cash flow analyses, such as forecasts of future cash flows, are based on assumptions. The valuation of affiliate and customer relationships and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$1,404,659	$1,465,200
7.75% Notes due July 2021	689,659	761,250
4.75% Notes due December 2022	591,248	585,000
	$2,685,566	$2,811,450

	December 31, 2013
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$878,315	$876,700
7.75% Notes due July 2021	688,497	787,500
4.75% Notes due December 2022	590,371	571,500
	$2,157,183	$2,235,700
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
Note 12. Derivative Financial Instruments
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
As of December 31, 2014, the Company had interest rate swap contracts outstanding with notional amounts aggregating $519,313, which consists of interest rate swap contracts with notional amounts of $319,313 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At December 31, 2014, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Foreign Currency Exchange Rate Risk
Historically, the Company's exposure to foreign currency fluctuations has been limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, the Company is exposed to foreign currency risk to the extent that transactions are denominated in currencies other than a subsidiary's functional currency (non-funcional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency.
To manage foreign currency exchange rate risk, the Company may enter into foreign currency contracts from time to time with financial institutions to limit the exposure to fluctuations in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative or trading purposes.
During 2013, in order to mitigate the foreign currency exchange rate risk in fluctuations in the euro denominated purchase price of Chellomedia, the Company purchased euros and entered into foreign currency option contracts. At December 31, 2013, cash and cash equivalents included €250,000 and prepaid expense and other current assets included $2,577 representing the fair value of foreign currency option contracts with notional amounts aggregating €125,000. Prior to their expiration, and in connection with the purchase of Chellomedia on January 31, 2014, the Company settled these foreign currency option contracts with the counterparties resulting in a realized loss of $1,754 included in miscellaneous, net in the consolidated statement of income for the year ended December 31, 2014.
In connection with the acquisition of Chellomedia, the Company acquired certain contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element and changes in their fair values are included in miscellaneous, net in the consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

	Balance Sheet Location	December 31,
		2014	2013
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$2,388	$—
Interest rate swap contracts	Other liabilities	$—	$7,136
Derivatives not designated as hedging instruments:
Assets:
Foreign currency option contracts	Prepaid expenses and other current assets	—	2,577
Foreign currency derivatives	Prepaid expenses and other current assets	1,808	—
Foreign currency derivatives	Other assets	2,141	—
Liabilities:
Interest rate swap contracts	Other liabilities	4,225	5,577
Foreign currency derivatives	Accrued liabilities	914	—
Foreign currency derivatives	Other liabilities	1,432	—

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income(“OCI”) on Derivatives (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Years Ended December 31,			Years Ended December 31,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(762)	$(1,018)	Interest expense	$(5,082)	$(7,280)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2014 and 2013.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2014	2013
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(1,285)	$569
Foreign currency option contracts	Miscellaneous, net	(1,754)	1,151
Foreign currency derivatives	Miscellaneous, net	(130)	—
Total		$(3,169)	$1,720
Note 13. Leases
Operating Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2027. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $22,885, $15,640 and $14,814, respectively.
The future minimum annual payments for the Company’s operating leases related to continuing operations (with initial or remaining terms in excess of one year) during the next five years from January 1, 2015 through December 31, 2019 and thereafter, at rates now in force are as follows:

2015	$27,535
2016	27,094
2017	25,476
2018	22,844
2019	21,089
Thereafter	156,486

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Capital Leases
Future minimum capital lease payments as of December 31, 2014 are as follows:

2015	$6,145
2016	6,145
2017	6,145
2018	6,145
2019	5,228
Thereafter	17,970
Total minimum lease payments	47,778
Less amount representing interest (at 9.3%-12%)	(17,439)
Present value of net minimum future capital lease payments	30,339
Less principal portion of current installments	(2,953)
Long-term portion of obligations under capital leases	$27,386
Note 14. Income Taxes
Income from continuing operations before income taxes consists of the following components:

	Years Ended December 31,
	2014	2013	2012
Domestic	$384,853	$468,314	$221,941
Foreign	12,175	687	333
Total	$397,028	$469,001	$222,274
Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2014	2013	2012
Current expense (benefit):
Federal	$111,047	$(10,137)	$148,495
State	10,882	2,403	14,443
Foreign	13,837	5,104	4,393
	135,766	(2,630)	167,331
Deferred expense (benefit):
Federal	5,036	154,299	(77,360)
State	(1,373)	17,205	(11,154)
Foreign	(2,456)	—	—
	1,207	171,504	(88,514)
Tax (benefit) expense relating to uncertain tax positions, including accrued interest	(7,818)	9,967	7,241
Income tax expense	$129,155	$178,841	$86,058

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	2	2
Effect of foreign operations	(2)	—	—
Nontaxable income attributable to noncontrolling interests	(1)	—	—
Changes in the valuation allowance	1	1	(1)
Domestic production activity deduction	(2)	(1)	—
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(1)	2	2
Other	—	(1)	1
Effective income tax rate	32%	38%	39%
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$9,003	$5,130
Compensation and benefit plans	15,213	13,299
Allowance for doubtful accounts	286	316
Other liabilities	5,537	1,280
Deferred tax asset	30,039	20,025
Valuation allowance	(596)	(2,623)
Net deferred tax asset, current	29,443	17,402
Other assets	(4,662)	(1,734)
Deferred tax liability, current	(4,662)	(1,734)
Net deferred tax asset, current	24,781	15,668
Noncurrent
NOLs and tax credit carry forwards	68,042	26,413
Compensation and benefit plans	20,705	18,713
Fixed assets and intangible assets	43,751	—
Interest rate swap contracts	2,857	3,577
Accrued interest expense	10,522	—
Other liabilities	9,171	7,281
Deferred tax asset	155,048	55,984
Valuation allowance	(50,434)	(7,335)
Net deferred tax asset, noncurrent	104,614	48,649
Prepaid liabilities	(781)	(825)
Fixed assets and intangible assets	(64,762)	(8,595)
Investments in partnerships	(138,790)	(131,116)
Other assets	(13,803)	(3,388)
Deferred tax liability, noncurrent	(218,136)	(143,924)
Net deferred tax liability, noncurrent	(113,522)	(95,275)
Total net deferred tax liability	$(88,741)	$(79,607)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

At December 31, 2014, the Company had foreign tax credit carry forwards of approximately $34,400, expiring on various dates from 2015 through 2024, and net operating loss carry forwards of approximately $190,000 related primarily to our foreign subsidiaries. Although the majority of these net operating loss carry forwards have an unlimited carry forward period, the deferred tax assets of approximately $39,000 for these carry forwards have been reduced by a valuation allowance of approximately $29,000 as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2014 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2014, excess tax benefits of $6,798 relating to share-based compensation awards and  $1,600 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2014, the liability for uncertain tax positions was $17,099, excluding the related accrued interest liability of $1,388 and deferred tax assets of $3,760. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

Balance at December 31, 2013	$26,333
Increases related to current year tax positions	2,235
Increases related to prior year tax positions	999
Decreases related to prior year tax positions	(644)
Decreases due to settlements of prior year tax positions	(8,944)
Decreases due to payments related to prior year tax positions	(2,880)
Balance at December 31, 2014	$17,099
Interest expense (net of the related deferred tax benefit) of $786 offset by interest income of $1,225, related to the settlements of prior year tax positions, was recognized during the year ended December 31, 2014 and is included in income tax expense in the consolidated statement of income. At December 31, 2014 and 2013, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
Under the Company's Tax Disaffiliation Agreement with Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”), Cablevision is liable for all income taxes of the Company for periods prior to the spin-off from Cablevision except for New York City Unincorporated Business Tax. In 2014, the Company settled New York City Unincorporated Business tax audits for the year 2008 for $1,381, including accrued interest and for years 2009 through 2013 for $2,109, including accrued interest. The City of New York is currently auditing the Company’s General Corporation Tax Return for years 2011 and 2012 and the State of New York is currently auditing the Company’s General Business Corporation Franchise Tax Return for years 2011 and 2012. The State of Georgia is currently auditing the Company’s Corporation Tax Return for years 2011 through 2013. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2011.
Note 15. Commitments and Contingencies
Commitments

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$1,029,665	$256,239	$176,869	$89,563	$506,994
Guarantees (2)	87,933	87,933	—	—	—
Contract obligations (3)	61,987	32,155	25,145	4,308	379
Total	$1,179,585	$376,327	$202,014	$93,871	$507,373

(1)
Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations and transmission commitments that have not yet met the criteria to be recorded in the balance sheet.

(2)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.

(3)	Represents primarily accrued participation obligations and marketing commitments.

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
Note 16. Redeemable Noncontrolling Interests
In connection with the acquisition of New Video, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversary of the agreement.
In connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' deficiency on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the year ended December 31, 2014 is presented below.

Year ended December 31, 2014
Beginning balance	$268
Acquired	200,000
Net earnings	4,331
Non-cash contributions	12
Ending balance	$204,611
Note 17. Equity and Long-Term Incentive Plans
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
Equity Plans
Under the 2011 Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards. The Company may grant awards for up to 5,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Equity-based awards granted under the 2011 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. Restricted share awards that were awarded under the 2011 Employee Stock Plan are subject to three-year cliff vesting, and certain restricted share awards are also subject to certain performance conditions. Restricted share awards that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2014, there are 1,302,000 share awards available for future grant under the 2011 Employee Stock Plan.
Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, SARs and other equity-based awards. The Company may grant awards for up to 465,000 shares of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2014, there are 271,000 share awards available for future grant under the 2011 Non-Employee Director Plan.
Stock Option Award Activity
The following table summarizes activity relating to Company employees who held AMC Networks stock options for the year ended December 31, 2014:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2013	26,601	$15.33	2.07	$1,404
Exercised	(12,556)	$13.55
Balance, December 31, 2014	14,045	$16.93	1.27	$658
Options exercisable at December 31, 2014	14,045	$16.93	1.27	$658

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2014 or December 31, 2013, as indicated.

In addition, the following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks stock options for the year ended December 31, 2014:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, December 31, 2013	285,908	35,600	$16.26	2.27	$16,671
Exercised	(56,411)	(3,100)	$18.23
Balance, December 31, 2014	229,497	32,500	$15.81	1.14	$12,566
Options exercisable at December 31, 2014	229,497	32,500	$15.81	1.14	$12,566

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2014 or December 31, 2013, as indicated, and December 31, 2014 in the case of the stock options expected to vest in the future.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Restricted Share Award Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted shares for the year ended December 31, 2014:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2013	288,607	205,193	$36.38
Vested	(282,818)	(205,193)	$36.38
Forfeited	(5,789)	—	$36.90
Unvested award balance, December 31, 2014	—	—	$—
The following table summarizes activity relating to Cablevision employees who held AMC Networks restricted shares for the year ended December 31, 2014:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2013	152,271	59,150	$38.13
Vested	(151,557)	(59,150)	$38.13
Forfeited	(714)	—	$38.13
Unvested award balance, December 31, 2014	—	—	$—
During the year ended December 31, 2014, 698,718 shares of AMC Networks Class A Common Stock previously issued to employees of AMC Networks and Cablevision vested. In connection with the employees’ satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes, 305,321 of these shares, with an aggregate value of $22,192, were surrendered to the Company. These acquired shares, as well as 6,503 forfeited unvested restricted shares have been classified as treasury stock.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2014:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2013	604,833	180,142	$51.84
Granted	365,299	475,701	$72.94
Vested	(1,289)	—	$70.04
Forfeited	(69,989)	—	$61.12
Unvested award balance, December 31, 2014	898,854	655,843	$62.79
During 2014, AMC Networks granted 841,000 restricted stock units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. 418,738 of such restricted stock units vest on the third anniversary of the grant date, 68,505 of such restricted stock units vest in equal annual installments over a three-year period and 353,757 of such restricted stock units vest in December 2020.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2014:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2013	91,056	$40.63
Granted	23,634	$60.65
Vested award balance, December 31, 2014	114,690	$45.46
Share-based Compensation Expense
The following table presents the share-based compensation expense reduced for forfeitures recorded during the years ended December 31, 2014, 2013 and 2012. Forfeitures were estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts will be recorded as an adjustment in the period the estimates are revised.

	Years ended December 31,
	2014	2013	2012
Restricted shares/units (including performance based shares/units)	$28,363	$20,299	$17,133
Stock options (including performance based options)	—	—	69
Share-based compensation expense	$28,363	$20,299	$17,202
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
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2014, there was $55,735 of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 3.5 years. There were no costs related to share-based compensation that were capitalized.
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
Cash flows resulting from excess tax benefits are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax benefits of $6,798 and $4,975 were recorded for the years ended December 31, 2014 and 2013.
Long-Term Incentive Plans
Under the terms of the 2011 Cash Incentive Plan, the Company is authorized to grant a cash award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company’s Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $19,795, $17,516 and $11,001 for the years ended December 31, 2014, 2013 and 2012 respectively. Liabilities for long-term incentive awards of $34,430 and $29,047 are included in accrued liabilities and other liabilities in the consolidated balance sheets at December 31, 2014 and 2013, respectively. These liabilities include certain performance-based awards for which the performance criteria had not yet been met as of December 31, 2014 as such awards are based on achievement of certain performance criteria through December 31, 2015 or 2016. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such awards at that time.

Note 18. Benefit Plans
Certain employees of the Company participate in the AMC Networks 401(k) Savings Plan (the "401(k) Plan"), a qualified defined contribution plan, and the AMC Networks Excess Savings Plan (the "Excess Savings Plan"), a non-qualified deferred compensation plan. Under the 401(k) Plan, participating Company employees may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The Company makes matching contributions on behalf of participating employees in accordance with the terms of the 401(k) Plan. In addition to the matching contribution, the Company may make a discretionary year-end contribution to employee 401(k) Plan accounts equal to 4% of eligible compensation, subject to certain conditions. The Company provides a matching contribution to the Excess Savings Plan similar to the 401(k) Plan.
Total expense related to all benefit plans was $13,849, $10,371 and $8,929 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 19. Related Party Transactions
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
In connection with the Distribution, the Company entered into various agreements with Cablevision that govern certain of the Company’s relationships with Cablevision subsequent to the Distribution. These agreements include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company. In addition, the Company provides services to and receives services from Cablevision and MSG.
Revenues, net
The Company recorded affiliation fee revenues earned under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $28,089, $31,188, and $32,195 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $324 and $620 for the years ended December 31, 2013 and 2012, respectively. There were no amounts charged for the year ended December 31, 2014.
Selling, General and Administrative
Amounts charged (credited) to the Company, included in selling, general and administrative expenses, pursuant to the transition services agreement and for other transactions with its related parties amounted to $3,217, $2,721 and $(206) for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts charged to the Company for the year ended December 31, 2012 are net of shared legal fees charged to Cablevision associated with the DISH Network contract dispute. See DISH Network Proceeds Allocation discussion below.
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
In 2012, CSC Holdings and the Company settled the lawsuit (the “Settlement”) and agreed that, pending a final determination of the allocation of the proceeds, the $700,000 cash proceeds of the Settlement (the “Settlement Funds”) would be distributed equally to each of the Company and Cablevision.
In 2013, Cablevision and the Company entered into an agreement (the “DISH Network Proceeds Allocation Agreement”) in which a final allocation of the proceeds of the Settlement, including the Settlement Funds, was made. The principal terms of the DISH Network Proceeds Allocation Agreement were as follows: Cablevision received $525,000 of the Settlement Funds and the Company received $175,000 of the Settlement Funds representing the allocation of cash and non-cash proceeds (including the portion of the DISH Network affiliation agreement attributable to the Settlement). The DISH Network Proceeds Allocation Agreement was in full and final settlement of the allocation between Cablevision and the Company of the proceeds of the Settlement.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 20. Cash Flows
During 2014, 2013 and 2012, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2014	2013	2012
Non-Cash Investing and Financing Activities:
Continuing Operations:
Leasehold improvements paid by landlord	$—	$100	$2,938
Increase in capital lease obligations and related assets	18,747	865	1,398
Capital expenditures incurred but not yet paid	6,638	3,202	5,397
Promissory note payable	40,000	—	—
Deemed capital distribution related to the utilization of Cablevision tax losses	—	—	(1,794)
Deemed capital distribution related to adjustments to the liability for uncertain tax positions and net deferred tax assets as a result of the Distribution	—	—	(1,148)
Supplemental Data:
Cash interest paid—continuing operations	122,305	112,053	113,493
Income taxes paid, net—continuing operations	99,772	135,708	40,522
Note 21. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$—	$(4,495)	$(4,495)	$(8,446)	$(8,446)
Other comprehensive loss before reclassifications	(74,758)	(762)	(75,520)	(1,018)	(1,018)
Amounts reclassified from accumulated other comprehensive loss	—	5,082	5,082	7,280	7,280
Net current-period other comprehensive (loss) income, before income taxes	(74,758)	4,320	(70,438)	6,262	6,262
Income tax expense	(2,734)	(1,581)	(4,315)	(2,311)	(2,311)
Net current-period other comprehensive (loss) income, net of income taxes	(77,492)	2,739	(74,753)	3,951	3,951
Ending Balance	$(77,492)	$(1,756)	$(79,248)	$(4,495)	$(4,495)
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the consolidated statements of income.
Note 22. Segment Information
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
During 2014, the manner in which the President and Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The National Networks operating segment now includes the results of AMC and Sundance Channel in Canada and AMC Networks Broadcasting & Technology, the Company's network technical services business, which primarily services the nationally distributed programming networks of the Company. Previously, the results of these operations were included in the International and Other operating segment. The results of AMC Networks International are included in the International and Other operating segment. Operating segment information for prior periods has been recast to reflect these changes.

	Year Ended December 31, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$764,610	$55,726	$—	$820,336
Distribution	979,312	378,495	(2,502)	1,355,305
Consolidated revenues, net	$1,743,922	$434,221	$(2,502)	$2,175,641
Adjusted operating cash flow	$633,584	$24,421	$1,474	$659,479
Depreciation and amortization	(21,480)	(47,568)	—	(69,048)
Share-based compensation expense	(21,584)	(6,779)	—	(28,363)
Restructuring expense	(3,664)	(12,051)	—	(15,715)
Operating income (loss)	$586,856	$(41,977)	$1,474	$546,353
Capital expenditures	$13,462	$26,277	$—	$39,739

	Year Ended December 31, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$662,789	$—	$—	$662,789
Distribution	873,498	55,887	(316)	929,069
Consolidated revenues, net	$1,536,287	$55,887	$(316)	$1,591,858
Adjusted operating cash flow (deficit)	$576,772	$(56,476)	$3,893	$524,189
Depreciation and amortization	(42,036)	(12,631)	—	(54,667)
Share-based compensation expense	(17,783)	(2,516)	—	(20,299)
Litigation settlement gain	—	132,944	—	132,944
Operating income	$516,953	$61,321	$3,893	$582,167
Capital expenditures	$9,896	$14,407	$—	$24,303

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2012
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$522,917	$—	$—	$522,917
Distribution	774,234	57,612	(2,186)	829,660
Consolidated revenues, net	$1,297,151	$57,612	$(2,186)	$1,352,577
Adjusted operating cash flow (deficit)	$503,951	$(42,395)	$3,861	$465,417
Depreciation and amortization	(75,099)	(10,281)	—	(85,380)
Share-based compensation expense	(14,939)	(2,263)	—	(17,202)
Restructuring credit	—	3	—	3
Operating income (loss)	$413,913	$(54,936)	$3,861	$362,838
Capital expenditures	$8,269	$10,288	$—	$18,557
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as licensing revenues recognized between the National Networks and International and Other segments.

	Years Ended December 31,
	2014	2013	2012
Inter-segment revenues
National Networks	$(1,802)	$(193)	$(298)
International and Other	(700)	(123)	(1,888)
	$(2,502)	$(316)	$(2,186)
No customer accounted for more than 10% of consolidated revenues, net for the year ended December 31, 2014. One customer accounted for 10% and 11% of the consolidated revenues, net for the years ended December 31, 2013 and 2012, respectively.
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
The table below summarizes revenue based on customer location:

Year Ended December 31, 2014
Revenue
United States	$1,733,402
Europe	311,503
Other	130,736
$2,175,641
The table below summarizes property and equipment based on asset location:

December 31, 2014
Property and Equipment, net
United States	$79,832
Europe	33,380
Other	20,632
$133,844
Prior to 2014, substantially all revenues and assets of the Company were attributed to or located in the U.S.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 23. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $700,000 of 7.75% senior notes due July 2021 and $600,000 of 4.75% senior notes due December 2022 (see Note 10). All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,581	$83,676	$116,110	$—	$201,367
Accounts receivable, trade (less allowance for doubtful accounts)	—	443,720	143,473	—	587,193
Amounts due from related parties, net		3,846	256	—	4,102
Current portion of program rights, net	—	350,750	86,552	—	437,302
Prepaid expenses, other current assets and intercompany receivable	44,011	75,631	6,702	(52,050)	74,294
Deferred tax asset, net	22,221	—	2,601	—	24,822
Total current assets	67,813	957,623	355,694	(52,050)	1,329,080
Property and equipment, net	—	80,064	53,780	—	133,844
Investment in affiliates	1,851,065	1,237,919	—	(3,088,984)	—
Program rights, net	—	878,294	81,647	—	959,941
Long-term intercompany receivable	624,100	111,263	—	(735,363)	—
Deferred carriage fees, net	—	44,644	2,093	—	46,737
Intangible assets, net	—	199,785	391,039	—	590,824
Goodwill	—	74,224	660,132	—	734,356
Other assets	26,760	63,700	91,345	—	181,805
Total assets	$2,569,738	$3,647,516	$1,635,730	$(3,876,397)	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$15	$62,573	$39,278	$—	$101,866
Accrued liabilities and intercompany payable	39,566	155,569	61,701	(52,050)	204,786
Current portion of program rights obligations	—	212,310	58,889	—	271,199
Deferred revenue	—	30,184	6,704	—	36,888
Promissory note payable	—	—	40,000	—	40,000
Current portion of long-term debt	74,000	—	—	—	74,000
Current portion of capital lease obligations	—	2,226	727	—	2,953
Total current liabilities	113,581	462,862	207,299	(52,050)	731,692
Program rights obligations	—	453,343	12,329	—	465,672
Long-term debt	2,685,566	—	—	—	2,685,566
Capital lease obligations	—	11,884	15,502	—	27,386
Deferred tax liability, net	113,742	—	14,324	—	128,066
Other liabilities and intercompany payable	28,604	868,362	(76,100)	(735,363)	85,503
Total liabilities	2,941,493	1,796,451	173,354	(787,413)	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	—	—	204,611	—	204,611
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Total AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Non-redeemable noncontrolling interests	—	—	19,846	—	19,846
Total Stockholders' (deficiency) equity	(371,755)	1,851,065	1,257,765	(3,088,984)	(351,909)
Total liabilities and stockholders’ (deficiency) equity	$2,569,738	$3,647,516	$1,635,730	$(3,876,397)	$3,976,587

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Income
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,780,806	$394,835	$—	$2,175,641
Operating expenses:
Technical and operating	—	768,040	215,589	(54)	983,575
Selling, general and administrative	—	451,891	109,037	22	560,950
Restructuring expense	—	6,527	9,188	—	15,715
Depreciation and amortization	—	34,482	34,566	—	69,048
	—	1,260,940	368,380	(32)	1,629,288
Operating income	—	519,866	26,455	32	546,353
Other income (expense):
Interest expense, net	(79,150)	(43,608)	(6,071)	—	(128,829)
Share of affiliates income	552,836	(403)	—	(552,433)	—
Miscellaneous, net	(84,539)	74,176	(10,101)	(32)	(20,496)
	389,147	30,165	(16,172)	(552,465)	(149,325)
Income from continuing operations before income taxes	389,147	550,031	10,283	(552,433)	397,028
Income tax (expense) benefit	(128,350)	2,805	(3,610)	—	(129,155)
Income (loss) from continuing operations	260,797	552,836	6,673	(552,433)	267,873
Loss from discontinued operations, net of income taxes	—	—	(3,448)	—	(3,448)
Net income (loss) including noncontrolling interest	260,797	552,836	3,225	(552,433)	264,425
Net (income) loss attributable to noncontrolling interests	—	—	(3,628)	—	(3,628)
Net income (loss) attributable to AMC Networks' stockholders	$260,797	$552,836	$(403)	$(552,433)	$260,797

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$260,797	$552,836	$3,225	$(552,433)	$264,425
Other comprehensive income (loss):
Foreign currency translation adjustment	(81,980)	(81,980)	7,222	81,980	(74,758)
Unrealized gain on interest rate swaps	4,320	—	—	—	4,320
Other comprehensive (loss) income, before income taxes	(77,660)	(81,980)	7,222	81,980	(70,438)
Income tax expense	(4,315)	—	—	—	(4,315)
Other comprehensive (loss) income, net of income taxes	(81,975)	(81,980)	7,222	81,980	(74,753)
Comprehensive income	178,822	470,856	10,447	(470,453)	189,672
Comprehensive income attributable to noncontrolling interests	—	—	(1,304)	—	(1,304)
Comprehensive income attributable to AMC Networks' stockholders	$178,822	$470,856	$9,143	$(470,453)	$188,368

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	281,275	586,220	(116,690)	(375,043)	375,762
Cash flows from investing activities:
Capital expenditures	(1,418)	(27,230)	(11,091)	—	(39,739)
Payments for acquisitions, net of cash acquired	—	—	(1,184,587)	—	(1,184,587)
Acquisition of investments		(5,251)	(124)		(5,375)
(Increase) decrease to investment in affiliates	(149,582)	(143,481)		293,063	—
Proceeds from insurance settlements	—	654	—	—	654
Proceeds from the sale of an investment	—	—	5,837	—	5,837
Net cash (used in) provided by investing activities	(151,000)	(175,308)	(1,189,965)	293,063	(1,223,210)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Deemed repurchases of restricted stock	(22,192)	—	—	—	(22,192)
Proceeds from stock option exercises	1,103	—	—	—	1,103
Excess tax benefits from share-based compensation arrangements	6,798	—	—	—	6,798
Principal payments on capital lease obligations	—	(1,910)	(491)	—	(2,401)
Long-term intercompany debt	(624,099)	624,099	—	—	—
Cash contributions from member	—	(1,386,837)	1,386,837	—	—
Contributions from noncontrolling interest member	—	—	835	—	835
Net cash (used in) provided by financing activities	(47,656)	(764,648)	1,387,181	—	574,877
Net increase (decrease) in cash and cash equivalents from continuing operations	82,619	(353,736)	80,526	(81,980)	(272,571)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,955)	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,955)	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(81,980)	(81,980)	36,922	81,980	(45,058)
Cash and cash equivalents at beginning of year	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of year	$1,581	$83,676	$116,110	$—	$201,367

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 24. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2014 and 2013:

	For the three months ended,
2014:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	2014
Revenues, net	$524,554	$522,093	$519,550	$609,444	$2,175,641
Operating expenses	(376,921)	(392,618)	(409,321)	(450,428)	(1,629,288)
Operating income	$147,633	$129,475	$110,229	$159,016	$546,353
Income from continuing operations, net of income taxes	$71,987	$60,180	$54,069	$81,637	$267,873
Loss from discontinued operations, net of income taxes	$(750)	$(1,732)	$(966)	$—	$(3,448)
Net income including noncontrolling interests	$71,237	$58,448	$53,103	$81,637	$264,425
Net income attributable to AMC Networks’ stockholders	$71,367	$58,655	$53,160	$77,615	$260,797
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.00	$0.84	$0.75	$1.08	$3.67
Net income	$0.99	$0.81	$0.74	$1.08	$3.62
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.99	$0.83	$0.74	$1.06	$3.63
Net income	$0.98	$0.81	$0.73	$1.06	$3.58

	For the three months ended,
2013:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	2013
Revenues, net	$381,961	$379,322	$395,328	$435,247	$1,591,858
Operating expenses	(254,477)	(131,998)	(272,941)	(350,275)	(1,009,691)
Operating income	$127,484	$247,324	$122,387	$84,972	$582,167
Income from continuing operations, net of income taxes	$61,517	$135,731	$57,950	$34,962	$290,160
Net income including noncontrolling interests	$61,517	$135,731	$57,950	$34,962	$290,160
Net income attributable to AMC Networks’ stockholders	$61,517	$135,731	$58,111	$35,379	$290,738
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.86	$1.90	$0.81	$0.49	$4.06
Net income	$0.86	$1.90	$0.81	$0.49	$4.06
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.85	$1.87	$0.80	$0.49	$4.00
Net income	$0.85	$1.87	$0.80	$0.49	$4.00
The operating results of acquisitions are included from the date of the acquisition and impact quarter over quarter and year over year comparability. In addition, there have been changes in the level of the Company’s revenues, net from quarter to quarter and/or changes from year to year due primarily to increased distribution revenue and advertising revenue. In addition, the Company’s operating expenses have also changed from quarter to quarter and/or year over year due primarily to the timing of the exhibition, promotion and marketing of program rights and/or program rights write-downs based on management’s assessment of programming

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

usefulness and restructuring charges. In addition to the changes in operating income, non-operating income and expense items such as interest expense, net, restructuring charges, write-off of deferred financing costs, loss on extinguishment of debt and income tax expense also impact quarter over quarter and year over year net income.

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net		Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$931	$1,195	$2,150		$4,276
Year Ended December 31, 2013
Allowance for doubtful accounts	$1,378	$1,440	$(1,887)	*	$931
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,092	$(1,265)	$(449)	*	$1,378

*	Amounts represent primarily the write-off of certain uncollectible trade receivables that had previously been fully reserved.

S-1