Form 10-Q
period 2015-03-31
AMC Networks Inc.
filed 2015-05-04
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 27, 2015:

Class A Common Stock par value $0.01 per share	60,797,296
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$194,307	$201,367
Accounts receivable, trade (less allowance for doubtful accounts of $4,059 and $4,276)	667,771	587,193
Amounts due from related parties, net	3,691	4,102
Current portion of program rights, net	428,529	437,302
Prepaid expenses and other current assets	70,569	74,294
Deferred tax asset, net	17,354	24,822
Total current assets	1,382,221	1,329,080
Property and equipment, net of accumulated depreciation of $194,873 and $186,242	134,852	133,844
Program rights, net	997,911	959,941
Deferred carriage fees, net	59,458	46,737
Intangible assets, net	565,425	590,824
Goodwill	704,955	734,356
Other assets	204,602	181,805
Total assets	$4,049,424	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$129,066	$101,866
Accrued liabilities	184,165	204,786
Current portion of program rights obligations	284,866	271,199
Deferred revenue	51,307	36,888
Promissory note payable	40,000	40,000
Current portion of long-term debt	92,500	74,000
Current portion of capital lease obligations	2,781	2,953
Total current liabilities	784,685	731,692
Program rights obligations	476,420	465,672
Long-term debt	2,649,182	2,685,566
Capital lease obligations	26,490	27,386
Deferred tax liability, net	129,391	128,066
Other liabilities	72,615	85,503
Total liabilities	4,138,783	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	206,089	204,611
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,007,567 and 61,762,944 shares issued and 60,797,296 and 60,552,673 shares outstanding, respectively	620	618
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	98,885	100,642
Accumulated deficit	(220,969)	(341,889)
Treasury stock, at cost (1,210,271 shares Class A Common Stock, respectively)	(51,993)	(51,993)
Accumulated other comprehensive loss	(141,656)	(79,248)
Total AMC Networks stockholders’ deficiency	(314,998)	(371,755)
Non-redeemable noncontrolling interests	19,550	19,846
Total stockholders’ deficiency	(295,448)	(351,909)
Total liabilities and stockholders’ deficiency	$4,049,424	$3,976,587
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues, net (including revenues, net from related parties of $6,719 and $7,689, respectively)	$668,682	$524,554
Operating expenses:
Technical and operating (excluding depreciation and amortization)	262,173	217,170
Selling, general and administrative (including charges from related parties of $949 and $659, respectively)	154,579	145,357
Restructuring expense	656	—
Depreciation and amortization	20,527	14,394
	437,935	376,921
Operating income	230,747	147,633
Other income (expense):
Interest expense	(33,024)	(31,772)
Interest income	437	341
Miscellaneous, net	(10,230)	(5,110)
	(42,817)	(36,541)
Income from continuing operations before income taxes	187,930	111,092
Income tax expense	(61,254)	(39,105)
Income from continuing operations	126,676	71,987
Loss from discontinued operations, net of income taxes	—	(750)
Net income including noncontrolling interests	126,676	71,237
Net (income) loss attributable to noncontrolling interests	(5,756)	130
Net income attributable to AMC Networks’ stockholders	$120,920	$71,367

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.67	$1.00
Loss from discontinued operations	$—	$(0.01)
Net income	$1.67	$0.99

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.66	$0.99
Loss from discontinued operations	$—	$(0.01)
Net income	$1.66	$0.98

Weighted average common shares:
Basic weighted average common shares	72,206	71,775
Diluted weighted average common shares	72,970	72,759
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income including noncontrolling interests	$126,676	$71,237
Other comprehensive (loss) income:
Foreign currency translation adjustment	(60,825)	5,550
Unrealized gain on interest rate swaps	696	786
Other comprehensive (loss) income, before income taxes	(60,129)	6,336
Income tax expense	(2,279)	(290)
Other comprehensive (loss) income, net of income taxes	(62,408)	6,046
Comprehensive income	64,268	77,283
Comprehensive (income) loss attributable to noncontrolling interests	(4,332)	130
Comprehensive income attributable to AMC Networks’ stockholders	$59,936	$77,413
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$126,676	$71,237
Loss from discontinued operations	—	750
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	20,527	14,394
Share-based compensation expense related to equity classified awards	7,288	5,080
Amortization and write-off of program rights	170,038	149,371
Amortization of deferred carriage fees	4,004	2,750
Unrealized foreign currency transaction loss	8,807	1,718
Unrealized gain on derivative contracts, net	(306)	(856)
Amortization of deferred financing costs and discounts on indebtedness	2,230	2,012
Recovery of doubtful accounts	(114)	(216)
Deferred income taxes	7,350	22,037
Excess tax benefits from share-based compensation arrangements	(3,672)	(4,520)
Other, net	2,427	—
Changes in assets and liabilities:
Accounts receivable, trade	(98,392)	(16,326)
Amounts due from related parties, net	411	490
Prepaid expenses and other assets	(1,528)	25,384
Program rights and obligations, net	(178,203)	(185,447)
Income taxes payable	38,352	4,568
Deferred revenue	14,562	4,010
Deferred carriage fees, net	(16,817)	(3,050)
Accounts payable, accrued expenses and other liabilities	(23,445)	(18,787)
Net cash provided by operating activities	80,195	74,599
Cash flows from investing activities:
Capital expenditures	(18,248)	(6,189)
Payments for acquisition of a business, net of cash acquired	(6,581)	(993,210)
Purchases of investments	(25,210)	—
Proceeds from insurance settlements	—	654
Net cash used in investing activities	(50,039)	(998,745)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	600,000
Principal payments on long-term debt	(18,500)	—
Payments for financing costs	—	(9,036)
Deemed repurchases of restricted stock/units	(12,848)	(17,804)
Proceeds from stock option exercises	130	843
Excess tax benefits from share-based compensation arrangements	3,672	4,520
Principal payments on capital lease obligations	(1,420)	(414)
Net cash (used in) provided by financing activities	(28,966)	578,109
Net increase (decrease) in cash and cash equivalents from continuing operations	1,190	(346,037)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(485)
Net decrease in cash and cash equivalents from discontinued operations	—	(485)
Effect of exchange rate changes on cash and cash equivalents	(8,250)	(15,975)
Cash and cash equivalents at beginning of period	201,367	521,951
Cash and cash equivalents at end of period	$194,307	$159,454

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
AMC Networks Inc. (“AMC Networks”) and collectively with its subsidiaries (the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Principally includes five nationally distributed programming networks: AMC, WE tv, BBC AMERICA, IFC and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (we refer collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, which primarily services most of the nationally distributed programming networks.

•
International and Other: Principally includes AMC Networks International, the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC, the broadcast solutions unit of certain networks of AMC Networks International and third party networks; and various developing on-line content distribution initiatives.

Basis of Presentation
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of AMC Networks, its majority owned or controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Annual Report on Form 10-K (“2014 Form 10-K”) filed with the SEC. The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $9,596 and $3,603 were recorded for the three months ended March 31, 2015 and 2014, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Use of Estimates
These condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and intangible assets and income taxes.
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. ASU 2015-03 will be applied retrospectively and is effective for the fourth quarter of 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 is not expected to have a material effect on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends current GAAP principles relating to the requirements of the reporting entity to consolidate other legal entities, which will therefore require all reporting entities that hold variable interests in other legal entities to re-evaluate consolidation assessments and disclosures. The new standard states (i) limited partnerships will be VIEs, unless the limited partners have either substantive kick-out or participating rights, (ii) a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met, (iii) less frequent performance of the related-party tiebreaker test (and mandatory consolidation by one of the related parties) than under current GAAP, and (iv) for entities other than limited partnerships, ASU 2015-02 clarifies how to determine whether the equity holders have power over the entity. ASU 2015-02 is effective for the fourth quarter of 2015 and early adoption is permitted. The Company is currently in the process of assessing the impact, if any, the adoption of ASU 2015-02 will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to the first quarter of 2018, with an option that would permit companies to adopt the standard as early as the original effective date. A final decision on the effective date is expected in 2015. The Company is currently determining its implementation approach and assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
Note 2. Acquisitions
BBC AMERICA
In October 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000. The Company funded the purchase price with cash on hand and a $40,000 promissory note, which was paid on April 23, 2015. In addition to the purchase agreement, the Company entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the date of closing and included in the National Networks operating segment. The Company views this joint venture as an important addition to its overall channel portfolio and programming content strategy.

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
The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

Cash, net of cash acquired	$159,889
Promissory note	40,000
Total consideration transferred	199,889
Redeemable noncontrolling interest	200,000
$399,889
Preliminary allocation:
Prepaid expenses and other current assets	621
Accounts receivable, trade	32,241
Program rights	72,131
Deferred carriage fees	567
Property and equipment	111
Intangible assets	113,528
Other assets	46,000
Accounts payable and accrued liabilities	(5,218)
Program rights obligations	(30,461)
Deferred revenue	(3,378)
Other liabilities	(309)
Fair value of net assets acquired	225,833
Goodwill	174,056
$399,889
Chellomedia
In January 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.0 billion). AMC Networks funded the purchase price with cash on hand and also borrowed an additional $600 million under its Term Loan A Facility.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is based on (i) the historical consolidated financial statements of AMC Networks, (ii) the historical financial statements of New Video and (iii) the historical combined financial statements of Chellomedia and is intended to provide information about how the acquisitions and related financing may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2014. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement, estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Pro Forma Financial Information for the Three Months Ended March 31, 2014
Revenues, net	$593,272
Income from continuing operations, net of income taxes	$76,361
Net income per share, basic	$1.06
Net income per share, diluted	$1.05
Acquisition related costs of $14,031 (of which, $1,853 are included in the operating results of Chellomedia from the acquisition date to March 31, 2014) were incurred during the three months ended March 31, 2014 and are included in selling, general and administrative expense.
Other Acquisitions
In February 2015, a subsidiary of AMC Networks acquired the shares of a small international channel. This acquisition is included in the International and Other segment and builds on the Company's international expansion strategy and the potential to provide international long-term growth and value.
Pro forma financial information related to this acquisition is not provided as the impact was not material to our condensed consolidated financial statements.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	72,206,000	71,775,000
Effect of dilution:
Stock options	204,000	250,000
Restricted shares/units	560,000	734,000
Diluted weighted average common shares outstanding	72,970,000	72,759,000
For the three months ended March 31, 2015 and March 31, 2014, 312,252 and 327,023 restricted share units, respectively, have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive. Approximately 125,000 and 122,000 restricted stock units for the three months ended March 31, 2015 and March 31, 2014, respectively, have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards was not probable of being achieved in each of the respective periods.
Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in 2014. The operating results of discontinued operations included revenues, net of $6,637 and a net loss of $750 for the three months ended March 31, 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 5. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring expense recognized by operating segment:

Three Months Ended March 31, 2015
National Networks	$66
International & Other	590
Total restructuring expense	$656
The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2014	$6,525	$885	$7,410
Charges incurred	656	—	656
Cash payments	(4,904)	(156)	(5,060)
Non-cash adjustments	(13)	—	(13)
Currency translation	(100)	—	(100)
Balance at March 31, 2015	$2,164	$729	$2,893
Accrued liabilities for restructuring costs of $2,762 and $131 are included in accrued liabilities and other liabilities, respectively, in the condensed consolidated balance sheet at March 31, 2015. The Company expects that the restructuring will be substantially completed during 2015 and the majority of severance and other costs will be paid in 2015.
Note 6. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2014	$250,595	$483,761	$734,356
Additions and purchase accounting adjustments	(2,315)	3,637	1,322
Amortization of "second component" goodwill	(631)	—	(631)
Foreign currency translation	—	(30,092)	(30,092)
March 31, 2015	$247,649	$457,306	$704,955
The reduction of $631 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	March 31, 2015
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$542,166	$(87,056)	$455,110	17 to 25 years
Advertiser relationships	46,282	(1,835)	44,447	11 years
Trade names	48,504	(2,548)	45,956	20 years
Other amortizable intangible assets	14	(2)	12
Total amortizable intangible assets	636,966	(91,441)	545,525
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$656,866	$(91,441)	$565,425
	December 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$555,742	$(80,351)	$475,391
Advertiser relationships	45,827	(655)	45,172
Trade names	52,698	(2,351)	50,347
Other amortizable intangible assets	16	(2)	14
Total amortizable intangible assets	654,283	(83,359)	570,924
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$674,183	$(83,359)	$590,824
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2015 and 2014 was $10,773 and $5,872, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2015	$38,791
2016	37,390
2017	37,390
2018	37,390
2019	37,387
Note 7. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Interest	$22,119	$28,685
Employee related costs	70,247	102,608
Income taxes payable	46,195	11,876
Other accrued expenses	45,604	61,617
Total accrued liabilities	$184,165	$204,786

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 8. Long-term Debt
The Company's long-term debt consists of:

	March 31, 2015	December 31, 2014
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,461,500	$1,480,000
Senior Notes
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,761,500	2,780,000
Unamortized discount	(19,818)	(20,434)
Long-term debt, net	2,741,682	2,759,566
Current portion of long-term debt	92,500	74,000
Noncurrent portion of long-term debt	$2,649,182	$2,685,566

(a)	The Company’s $500,000 revolving credit facility remains undrawn at March 31, 2015. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At March 31, 2015:
Assets:
Cash equivalents (a)	$26,076	$—	$26,076
Foreign currency derivatives	$—	$5,408	$5,408
Liabilities:
Interest rate swap contracts	$—	$5,699	$5,699
Foreign currency derivatives	$—	$3,584	$3,584

At December 31, 2014:
Assets:
Cash equivalents (a)	$11,058	$—	$11,058
Foreign currency derivatives	$—	$3,949	$3,949
Liabilities:
Interest rate swap contracts	$—	$6,613	$6,613
Foreign currency derivatives	$—	$2,346	$2,346

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The Company’s cash equivalents represents investment in funds that invest primarily in money market securities and are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency derivatives (see Note 10) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,460,245	$1,443,231
7.75% Notes due July 2021	689,964	759,500
4.75% Notes due December 2022	591,473	592,500
	$2,741,682	$2,795,231

	December 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,659	$1,465,200
7.75% Notes due July 2021	689,659	761,250
4.75% Notes due December 2022	591,248	585,000
	$2,759,566	$2,811,450
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of March 31, 2015, the Company had interest rate swap contracts outstanding with notional amounts aggregating $487,531, which consists of interest rate swap contracts with notional amounts of $230,025 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $257,506 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At March 31, 2015, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$1,513	$2,388
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	2,767	1,808
Foreign currency derivatives	Other assets	2,642	2,141
Liabilities:
Interest rate swap contracts	Other liabilities	4,186	4,225
Foreign currency derivatives	Accrued liabilities	1,615	914
Foreign currency derivatives	Other liabilities	1,969	1,432
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(272)	$(295)	Interest expense	$968	$1,081

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March, 31, 2015 and 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2015	2014
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(421)	$(255)
Foreign currency option contracts	Miscellaneous, net	—	(1,754)
Foreign currency derivatives	Miscellaneous, net	493	—
Total		$72	$(2,009)
Note 11. Income Taxes
For the three months ended March 31, 2015, income tax expense attributable to continuing operations was $61,254, representing an effective tax rate of 33%. The items resulting in variances from the federal statutory rate of 35% include state income tax expense of $3,834, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5,262, tax benefit from the domestic production activities deduction of $5,168 and tax expense of $2,831 for an increase in valuation allowances for foreign taxes.
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
At March 31, 2015, the Company had foreign tax credit carry forwards of approximately $37,000, expiring on various dates from 2016 through 2025. For the three months ended March 31, 2015, excess tax benefits of $3,672 relating to share-based compensation awards and $400 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 12. Commitments
As of March 31, 2015, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet decreased $45,659 to $1,361,494 as compared to $1,407,153 at December 31, 2014. The decrease relates primarily to program rights obligations.
Note 13. Equity Plans
On March 6, 2015, AMC Networks granted 437,717 restricted stock units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan, that vest on the third anniversary of the grant date. The vesting criteria for 125,465 restricted stock units include the achievement of certain performance targets by the Company.
During the three months ended March 31, 2015, 403,491 restricted stock units of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 171,382 of the shares underlying the restricted stock units were retained by the Company to cover the required statutory tax withholding obligations and 232,109 new shares of the Company's Class A Common Stock were issued in respect of the remaining restricted stock units. The shares retained to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $12,848, and that amount has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2015.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2015 and 2014 was $7,288 and $5,080, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of March 31, 2015, there was $79,447 of total unrecognized share-based compensation cost related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 3.2 years.
Note 14. Redeemable Noncontrolling Interests
In connection with the acquisition of the Company's 49.9% interest in New Video, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversaries of the agreement.
Additionally, in connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.
Because exercise of these put rights is outside of the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' deficiency on the Company's condensed consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the three months ended March 31, 2015 is presented below.

Three Months Ended March 31, 2015
Beginning balance	$204,611
Net earnings	4,628
Distributions	(3,154)
Non-cash contributions	4
Ending balance	$206,089
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $6,719 and $7,689 for the three months ended March 31, 2015 and 2014, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $949 and $659 for the three months ended March 31, 2015 and 2014, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 16. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Three Months Ended March 31,
	2015	2014
Non-Cash Investing and Financing Activities:
Continuing Operations:
Capital expenditures incurred but not yet paid	$2,399	$1,018
Supplemental Data:
Cash interest paid — continuing operations	37,132	35,997
Income taxes paid, net — continuing operations	13,005	2,834
Note 17. Accumulated Other Comprehensive (Loss) Income
The following table details the components of accumulated other comprehensive (loss) income:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(77,492)	$(1,756)	$(79,248)	$—	$(4,495)	$(4,495)
Other comprehensive loss before reclassifications	(60,825)	(272)	(61,097)	5,550	(295)	5,255
Amounts reclassified from accumulated other comprehensive loss	—	968	968	—	1,081	1,081
Net current-period other comprehensive (loss) income, before income taxes	(60,825)	696	(60,129)	5,550	786	6,336
Income tax expense	(2,024)	(255)	(2,279)	—	(290)	(290)
Net current-period other comprehensive (loss) income, net of income taxes	(62,849)	441	(62,408)	5,550	496	6,046
Ending Balance	$(140,341)	$(1,315)	$(141,656)	$5,550	$(3,999)	$1,551
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, and restructuring expense or credit). The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure and other information as to the continuing operations of the Company’s reportable segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$260,439	$18,803	$—	$279,242
Distribution	302,409	87,552	(521)	389,440
Consolidated revenues, net	$562,848	$106,355	$(521)	$668,682
Adjusted operating cash flow	$253,258	$5,679	$281	$259,218
Depreciation and amortization	(7,361)	(13,166)	—	(20,527)
Share-based compensation expense	(5,410)	(1,878)	—	(7,288)
Restructuring expense	(66)	$(590)	$—	$(656)
Operating income (loss)	$240,421	$(9,955)	$281	$230,747
Capital expenditures	$7,135	$11,113	$—	$18,248

	Three Months Ended March 31, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$207,903	$8,015	$—	$215,918
Distribution	240,777	68,563	(704)	308,636
Consolidated revenues, net	$448,680	$76,578	$(704)	$524,554
Adjusted operating cash flow (deficit)	$177,745	$(11,047)	$409	$167,107
Depreciation and amortization	(4,907)	(9,487)	—	(14,394)
Share-based compensation expense	(4,167)	(913)	—	(5,080)
Operating income (loss)	$168,671	$(21,447)	$409	$147,633
Capital expenditures	$1,177	$5,012	$—	$6,189
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as distribution licensing revenues recognized between the National Networks and International and Other segments.

	Three Months Ended March 31,
	2015	2014
Inter-segment revenues
National Networks	$(452)	$(674)
International and Other	(69)	(30)
	$(521)	$(704)
The table below summarizes revenue based on customer location:

	Three Months Ended March 31,
	2015	2014
Revenue
United States	$563,825	$449,150
Europe	75,886	49,782
Other	28,971	25,622
	$668,682	$524,554

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	March 31, 2015	December 31, 2014
Property and equipment, net
United States	$82,743	$79,832
Europe	32,180	33,380
Other	19,929	20,632
	$134,852	$133,844
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$871	$94,868	$98,568	$—	$194,307
Accounts receivable, trade (less allowance for doubtful accounts)	—	526,436	141,335	—	667,771
Amounts due from related parties, net	—	3,433	258	—	3,691
Current portion of program rights, net	—	333,065	95,464	—	428,529
Prepaid expenses, other current assets and intercompany receivable	11,269	98,818	17,303	(56,821)	70,569
Deferred tax asset, net	14,840	—	2,514	—	17,354
Total current assets	26,980	1,056,620	355,442	(56,821)	1,382,221
Property and equipment, net of accumulated depreciation	—	82,937	51,915	—	134,852
Investment in affiliates	1,993,179	1,191,414	—	(3,184,593)	—
Program rights, net	—	900,817	97,094	—	997,911
Long-term intercompany notes receivable	592,408	110,563	—	(702,971)	—
Deferred carriage fees, net	—	56,336	3,122	—	59,458
Intangible assets, net	—	197,349	368,076	—	565,425
Goodwill	—	73,593	631,362	—	704,955
Other assets	25,145	68,511	110,946	—	204,602
Total assets	$2,637,712	$3,738,140	$1,617,957	$(3,944,385)	$4,049,424
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6	$90,914	$38,146	$—	$129,066
Accrued liabilities and intercompany payable	66,752	88,734	85,500	(56,821)	184,165
Current portion of program rights obligations	—	213,698	71,168	—	284,866
Deferred revenue	—	43,325	7,982	—	51,307
Promissory note payable	—	—	40,000	—	40,000
Current portion of long-term debt	92,500	—	—	—	92,500
Current portion of capital lease obligations	—	2,252	529	—	2,781
Total current liabilities	159,258	438,923	243,325	(56,821)	784,685
Program rights obligations	—	464,378	12,042	—	476,420
Long-term debt	2,649,182	—	—	—	2,649,182
Capital lease obligations	—	11,184	15,306	—	26,490
Deferred tax liability, net	118,271	—	11,120	—	129,391
Other liabilities and intercompany notes payable	25,999	830,476	(80,889)	(702,971)	72,615
Total liabilities	2,952,710	1,744,961	200,904	(759,792)	4,138,783
Commitments and contingencies
Redeemable noncontrolling interests	—	—	206,089	—	206,089
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(314,998)	1,993,179	1,191,414	(3,184,593)	(314,998)
Total AMC Networks stockholders’ (deficiency) equity	(314,998)	1,993,179	1,191,414	(3,184,593)	(314,998)
Non-redeemable noncontrolling interests	—	—	19,550	—	19,550
Total stockholders' (deficiency) equity	(314,998)	1,993,179	1,210,964	(3,184,593)	(295,448)
Total liabilities and stockholders’ (deficiency) equity	$2,637,712	$3,738,140	$1,617,957	$(3,944,385)	$4,049,424

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,581	$83,676	$116,110	$—	$201,367
Accounts receivable, trade (less allowance for doubtful accounts)	—	443,720	143,473	—	587,193
Amounts due from related parties, net	—	3,846	256	—	4,102
Current portion of program rights, net	—	350,750	86,552	—	437,302
Prepaid expenses, other current assets and intercompany receivable	44,011	75,631	6,702	(52,050)	74,294
Deferred tax asset, net	22,221	—	2,601	—	24,822
Total current assets	67,813	957,623	355,694	(52,050)	1,329,080
Property and equipment, net of accumulated depreciation	—	80,064	53,780	—	133,844
Investment in affiliates	1,851,065	1,237,919	—	(3,088,984)	—
Program rights, net	—	878,294	81,647	—	959,941
Long-term intercompany receivable	624,100	111,263	—	(735,363)	—
Deferred carriage fees, net	—	44,644	2,093	—	46,737
Intangible assets, net	—	199,785	391,039	—	590,824
Goodwill	—	74,224	660,132	—	734,356
Other assets	26,760	63,700	91,345	—	181,805
Total assets	$2,569,738	$3,647,516	$1,635,730	$(3,876,397)	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$15	$62,573	$39,278	$—	$101,866
Accrued liabilities and intercompany payable	39,566	155,569	61,701	(52,050)	204,786
Current portion of program rights obligations	—	212,310	58,889	—	271,199
Deferred revenue	—	30,184	6,704	—	36,888
Promissory note payable	—	—	40,000	—	40,000
Current portion of long-term debt	74,000	—	—	—	74,000
Current portion of capital lease obligations	—	2,226	727	—	2,953
Total current liabilities	113,581	462,862	207,299	(52,050)	731,692
Program rights obligations	—	453,343	12,329	—	465,672
Long-term debt	2,685,566	—	—	—	2,685,566
Capital lease obligations	—	11,884	15,502	—	27,386
Deferred tax liability, net	113,742	—	14,324	—	128,066
Other liabilities and intercompany payable	28,604	868,362	(76,100)	(735,363)	85,503
Total liabilities	2,941,493	1,796,451	173,354	(787,413)	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	—	—	204,611	—	204,611
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Total AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Non-redeemable noncontrolling interests	—	—	19,846	—	19,846
Total stockholders' (deficiency) equity	(371,755)	1,851,065	1,257,765	(3,088,984)	(351,909)
Total liabilities and stockholders’ (deficiency) equity	$2,569,738	$3,647,516	$1,635,730	$(3,876,397)	$3,976,587

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$539,444	$129,463	$(225)	$668,682
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	196,758	65,621	(206)	262,173
Selling, general and administrative	—	118,486	36,091	2	154,579
Restructuring expense	—	114	542	—	656
Depreciation and amortization	—	8,967	11,560	—	20,527
	—	324,325	113,814	(204)	437,935
Operating income	—	215,119	15,649	(21)	230,747
Other income (expense):
Interest expense, net	(20,353)	(10,466)	(1,768)	—	(32,587)
Share of affiliates' income	275,985	4,385	—	(280,370)	—
Miscellaneous, net	(76,315)	69,315	(3,251)	21	(10,230)
	179,317	63,234	(5,019)	(280,349)	(42,817)
Income (loss) from continuing operations before income taxes	179,317	278,353	10,630	(280,370)	187,930
Income tax expense	(58,398)	(2,367)	(489)	—	(61,254)
Income from continuing operations	120,919	275,986	10,141	(280,370)	126,676
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Net income including noncontrolling interest	120,919	275,986	10,141	(280,370)	126,676
Net (income) attributable to noncontrolling interests	—	—	(5,756)	—	(5,756)
Net income attributable to AMC Networks' stockholders	$120,919	$275,986	$4,385	$(280,370)	$120,920

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$460,088	$64,466	$—	$524,554
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	181,451	35,719	—	217,170
Selling, general and administrative	—	126,377	18,980	—	145,357
Depreciation and amortization	—	8,209	6,185	—	14,394
	—	316,037	60,884	—	376,921
Operating income	—	144,051	3,582	—	147,633
Other income (expense):
Interest expense, net	(22,232)	(8,372)	(827)	—	(31,431)
Share of affiliates' income (loss)	123,173	(3,592)	—	(119,581)	—
Miscellaneous, net	6,342	(6,795)	(4,657)	—	(5,110)
	107,283	(18,759)	(5,484)	(119,581)	(36,541)
Income (loss) from continuing operations before income taxes	107,283	125,292	(1,902)	(119,581)	111,092
Income tax expense	(35,916)	(2,541)	(648)	—	(39,105)
Income (loss) from continuing operations	71,367	122,751	(2,550)	(119,581)	71,987
Loss from discontinued operations, net of income taxes	—	—	(750)	—	(750)
Net income (loss) including noncontrolling interest	71,367	122,751	(3,300)	(119,581)	71,237
Net (income) loss attributable to noncontrolling interests	—	422	(292)	—	130
Net income (loss) attributable to AMC Networks' stockholders	$71,367	$123,173	$(3,592)	$(119,581)	$71,367

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non controlling interest	$120,919	$275,986	$10,141	$(280,370)	$126,676
Other comprehensive income (loss):
Foreign currency translation adjustment	(71,711)	(71,692)	10,886	71,692	(60,825)
Unrealized gain on interest rate swaps	696	—	—	—	696
Other comprehensive income (loss), before income taxes	(71,015)	(71,692)	10,886	71,692	(60,129)
Income tax expense	(2,279)	—	—	—	(2,279)
Other comprehensive (loss) income, net of income taxes	(73,294)	(71,692)	10,886	71,692	(62,408)
Comprehensive income	47,625	204,294	21,027	(208,678)	64,268
Comprehensive (income) attributable to noncontrolling interests	—	—	(4,332)	—	(4,332)
Comprehensive income attributable to AMC Networks' stockholders	$47,625	$204,294	$16,695	$(208,678)	$59,936

Condensed Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including non controlling interest	$71,367	$122,751	$(3,300)	$(119,581)	$71,237
Other comprehensive income (loss):
Foreign currency translation adjustment	6,153	6,153	(603)	(6,153)	5,550
Unrealized gain on interest rate swaps	786	—	—	—	786
Other comprehensive income (loss), before income taxes	6,939	6,153	(603)	(6,153)	6,336
Income tax expense	(290)	—	—	—	(290)
Other comprehensive (loss) income, net of income taxes	6,649	6,153	(603)	(6,153)	6,046
Comprehensive income (loss)	78,016	128,904	(3,903)	(125,734)	77,283
Comprehensive loss (income) attributable to noncontrolling interests	—	422	(292)	—	130
Comprehensive income (loss) attributable to AMC Networks' stockholders	$78,016	$129,326	$(4,195)	$(125,734)	$77,413

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	223,495	111,816	25,373	(280,489)	80,195
Cash flows from investing activities:
Capital expenditures	(9)	(13,416)	(4,823)	—	(18,248)
Payments for acquisitions, net of cash acquired	—	—	(6,581)	—	(6,581)
Acquisition of investments	—	(82)	(25,128)	—	(25,210)
(Increase) decrease to investment in affiliates	(122,915)	(14,892)	(70,990)	208,797	—
Net cash (used in) provided by investing activities	(122,924)	(28,390)	(107,522)	208,797	(50,039)
Cash flows from financing activities:
Principal payments on long-term debt	(18,500)	—	—	—	(18,500)
Deemed repurchases of restricted stock/units	(12,848)	—	—	—	(12,848)
Proceeds from stock option exercises	130	—	—	—	130
Excess tax benefits from share-based compensation arrangements	3,672	—	—	—	3,672
Principal payments on capital lease obligations	—	(542)	(878)	—	(1,420)
Net cash (used in) provided by financing activities	(27,546)	(542)	(878)	—	(28,966)
Net increase in cash and cash equivalents from continuing operations	73,025	82,884	(83,027)	(71,692)	1,190
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	—	—	—
Net decrease in cash and cash equivalents from discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(73,735)	(71,692)	65,485	71,692	(8,250)
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$871	$94,868	$98,568	$—	$194,307

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	89,738	(39,066)	25,279	(1,352)	74,599
Cash flows from investing activities:
Capital expenditures	(1,338)	(4,131)	(720)	—	(6,189)
Payment for acquisition of a business, net of cash acquired	—	(1,009,286)	16,076	—	(993,210)
(Increase) decrease to investment in affiliates	37,298	(63,824)	—	26,526	—
Proceeds from insurance settlements	—	654	—	—	654
Net cash used in investing activities	35,960	(1,076,587)	15,356	26,526	(998,745)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,036)	—	—	—	(9,036)
Deemed repurchases of restricted stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	843	—	—	—	843
Excess tax benefits from share-based compensation arrangements	4,520	—	—	—	4,520
Principal payments on capital lease obligations	—	(414)	—	—	(414)
Long-term intercompany debt	(710,481)	710,481	—	—	—
Cash contributions from member	—	(2,600)	2,600	—	—
Net cash provided by (used in) financing activities	(131,958)	707,467	2,600	—	578,109
Net (decrease) increase in cash and cash equivalents from continuing operations	(6,260)	(408,186)	43,235	25,174	(346,037)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(485)	—	(485)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(485)	—	(485)
Effect of exchange rate changes on cash and cash equivalents	6,153	6,151	(3,105)	(25,174)	(15,975)
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$835	$117,357	$41,262	$—	$159,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•    the level of our revenues;
•    market demand for our programming networks and our programming;
•    demand for advertising inventory;

•	the demand for our programming among cable and other video programming distributors and our ability to maintain and renew distribution or affiliation agreements with video programming distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and independent film distribution businesses;

•	market demand for our services internationally and for our independent film distribution business, and our ability to profitably provide those services;
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
•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate, and the additional factors described herein;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K (the "2014 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2014 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2015, as well as an analysis of our cash flows for the three months ended March 31, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2015 and December 31, 2014.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2014.
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

•
International and Other: Principally includes AMC Networks International, the Company’s international programming businesses consisting of a portfolio of programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC, the broadcast solutions unit of certain networks of AMC Networks International; and various developing on-line content distribution initiatives.

Items Impacting Comparability
The comparability of our results of operations between the three months ended March 31, 2015 and the three months ended March 31, 2014 have been impacted by the following significant acquisitions.
BBC AMERICA
In October 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which, such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA, for a purchase price of $200,000. The Company funded the purchase price with cash on hand and a $40,000 promissory note, which was paid April 23, 2015. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the acquisition date (October 23, 2014) and included in the National Networks operating segment.
Chellomedia
In January 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc. This acquisition has been included in our operating results since the acquisition date (January 31, 2014) and included in the International and Other operating segment. The operating businesses of Chellomedia were rebranded in 2014 as AMC Networks International.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Revenues, net
National Networks	$562,848	$448,680
International and Other	106,355	76,578
Inter-segment eliminations	(521)	(704)
Consolidated revenues, net	$668,682	$524,554
Operating income (loss)
National Networks	$240,421	$168,671
International and Other	(9,955)	(21,447)
Inter-segment eliminations	281	409
Consolidated operating income	$230,747	$147,633
AOCF (deficit)
National Networks	$253,258	$177,745
International and Other	5,679	(11,047)
Inter-segment eliminations	281	409
Consolidated AOCF	$259,218	$167,107
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOCF. We define AOCF, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, and restructuring expense or credit.
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Operating income	$230,747	$147,633
Share-based compensation expense	7,288	5,080
Restructuring expense	656	—
Depreciation and amortization	20,527	14,394
AOCF	$259,218	$167,107

National Networks

In our National Networks segment, which accounted for 84% of our consolidated revenues for the three months ended March 31, 2015, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $9,596 and $3,603 were recorded for the three months ended March 31, 2015 and 2014, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 16% of our consolidated revenues for the three months ended March 31, 2015, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under multi-year contracts, commonly referred to as “affiliation agreements,” which may provide for annual affiliation rate increases. For the three months ended March 31, 2015, distribution revenues represented 82% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
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

Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to international expansion include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in each territory. Our operating results are also impacted by changes in foreign currency exchange rates. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally” in our 2014 Form 10-K.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner's interest in the operating results of majority-owned subsidiaries are reflected in net (income) loss attributable to noncontrolling interests in our consolidated statement of operations.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$668,682	100.0%	$524,554	100.0%	$144,128	27.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	262,173	39.2	217,170	41.4	45,003	20.7
Selling, general and administrative	154,579	23.1	145,357	27.7	9,222	6.3
Restructuring expense	656	0.1	—	—	656	n/m
Depreciation and amortization	20,527	3.1	14,394	2.7	6,133	42.6
Total operating expenses	437,935	65.5	376,921	71.9	61,014	16.2
Operating income	230,747	34.5	147,633	28.1	83,114	56.3
Other income (expense):
Interest expense, net	(32,587)	(4.9)	(31,431)	(6.0)	(1,156)	3.7
Miscellaneous, net	(10,230)	(1.5)	(5,110)	(1.0)	(5,120)	n/m
Total other income (expense)	(42,817)	(6.4)	(36,541)	(7.0)	(6,276)	17.2
Income from continuing operations before income taxes	187,930	28.1	111,092	21.2	76,838	69.2
Income tax expense	(61,254)	(9.2)	(39,105)	(7.5)	(22,149)	56.6
Income from continuing operations	126,676	18.9	71,987	13.7	54,689	76.0
Loss from discontinued operations, net of income taxes	—	—	(750)	(0.1)	750	n/m
Net income including noncontrolling interests	126,676	18.9%	71,237	13.6%	55,439	77.8%
Net (income) loss attributable to noncontrolling interests	(5,756)	(0.9)%	130	—%	(5,886)	n/m
Net income attributable to AMC Networks’ stockholders	$120,920	18.1%	$71,367	13.6%	$49,553	69.4%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended March 31,
	2015	2014	$ change	% change
Operating income	$230,747	$147,633	$83,114	56.3%
Share-based compensation expense	7,288	5,080	2,208	43.5
Restructuring expense	656	—	656	n/m
Depreciation and amortization	20,527	14,394	6,133	42.6
Consolidated AOCF	$259,218	$167,107	$92,111	55.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$562,848	100.0%	$448,680	100.0%	$114,168	25.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	196,925	35.0	169,743	37.8	27,182	16.0
Selling, general and administrative	118,075	21.0	105,359	23.5	12,716	12.1
Restructuring expense	66	—	—	—	66	n/m
Depreciation and amortization	7,361	1.3	4,907	1.1	2,454	50.0
Operating income	$240,421	42.7%	$168,671	37.6%	$71,750	42.5
Share-based compensation expense	5,410	1.0%	4,167	0.9%	1,243	29.8
Depreciation and amortization	7,361	1.3%	4,907	1.1%	2,454	50.0
Restructuring expense	66	—%	—	—%	66	n/m
AOCF	$253,258	45.0%	$177,745	39.6%	$75,513	42.5%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$106,355	100.0%	$76,578	100.0%	$29,777	38.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	66,038	62.1	48,523	63.4	17,515	36.1
Selling, general and administrative	36,516	34.3	40,015	52.3	(3,499)	(8.7)
Restructuring expense	590	0.6	—	—	590	n/m
Depreciation and amortization	13,166	12.4	9,487	12.4	3,679	38.8
Operating loss	$(9,955)	(9.4)%	$(21,447)	(28.0)%	$11,492	(53.6)
Share-based compensation expense	1,878	1.8%	913	1.2%	965	105.7
Depreciation and amortization	13,166	12.4%	9,487	12.4%	3,679	38.8
Restructuring expense	590	0.6%	—	—%	590	n/m
AOCF (deficit)	$5,679	5.3%	$(11,047)	(14.4)%	$16,726	(151.4)%

Revenues, net
Revenues, net increased $144,128 to $668,682 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The net change by segment was as follows:

	Three Months Ended March 31,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$562,848	84.2%	$448,680	85.5%	$114,168	25.4%
International and Other	106,355	15.9	76,578	14.6	29,777	38.9
Inter-segment eliminations	(521)	(0.1)	(704)	(0.1)	183	(26.0)
Consolidated revenues, net	$668,682	100.0%	$524,554	100.0%	$144,128	27.5%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$260,439	46.3%	$207,903	46.3%	$52,536	25.3%
Distribution	302,409	53.7	240,777	53.7	61,632	25.6
	$562,848	100.0%	$448,680	100.0%	$114,168	25.4%

•
Advertising revenues increased $52,536 across all of our networks, with the largest increase at AMC. This increase resulted from higher pricing per unit sold due to an increased demand for our programming by advertisers at all of our networks, led by The Walking Dead and Better Call Saul. The increase in advertising revenues for the three months ended March 31, 2015 as compared to the same period in 2014 is not necessarily indicative of what we expect for the remainder of 2015. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $61,632 due to an increase of $43,923 principally from affiliation fee revenues across all of our networks, with the largest increase at AMC. The increase in affiliation fee revenues resulted from an increase in rates, primarily at AMC. Additionally, distribution revenues also increased due to an increase in digital distribution revenues derived from our original programming. Distribution revenues may vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•	Total revenues, net increased $36,635 due to the inclusion of the results of BBC AMERICA for the three months ended March 31, 2015.
The following table presents certain subscriber information at March 31, 2015, December 31, 2014 and March 31, 2014:

	Estimated Domestic Subscribers (1)
National Programming Networks:	March 31, 2015	December 31, 2014	March 31, 2014
AMC	94,600	95,000	96,900
WE tv	85,000	85,400	85,200
BBC AMERICA (2)	78,100	78,200	79,200
IFC	73,500	73,700	72,400
SundanceTV	57,400	56,600	57,200
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Acquired in October 2014 (see discussion above).

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$18,803	17.7%	$8,015	10.5%	$10,788	134.6%
Distribution	87,552	82.3	68,563	89.5	18,989	27.7
	$106,355	100.0%	$76,578	100.0%	$29,777	38.9%
The increase in advertising and distribution revenues is primarily due to an increase at AMC Networks International of $28,472 which is principally due to the the impact of the timing of the acquisition of Chellomedia which occurred on January 31, 2014. The impact of foreign currency fluctuations had an unfavorable impact to the change in revenues, net of approximately $10,500.
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
Technical and operating expense (excluding depreciation and amortization) increased $45,003 to $262,173 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The net change by segment was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
National Networks	$196,925	$169,743	$27,182	16.0%
International and Other	66,038	48,523	17,515	36.1
Inter-segment eliminations	(790)	(1,096)	306	(27.9)
Total	$262,173	$217,170	$45,003	20.7%
Percentage of revenues, net	39.2%	41.4%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $16,706 and an increase of $10,476 for other direct programming related costs, primarily including participation and residuals, and other development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series. Program rights amortization expense for the three months ended March 31, 2015 includes write-offs of $9,575 based on management's assessment of programming usefulness of certain pilot costs and unscripted series, as compared to write-offs of $3,589 for the three months ended March 31, 2014. The increase in technical and operating expense was also impacted by the inclusion of the results of BBC AMERICA for the three months ended March 31, 2015. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $16,116 which is principally attributable to the timing of acquisitions, driven by Chellomedia which occurred on January 31, 2014. In addition, the increase over the prior comparable period, excluding the impact of the timing of the Chellomedia acquisition, was primarily offset by the favorable impact of foreign currency fluctuations of approximately $6,500.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.

Selling, general and administrative expense increased $9,222 to $154,579 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The net change by segment was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
National Networks	$118,075	$105,359	$12,716	12.1%
International and Other	36,516	40,015	(3,499)	(8.7)
Inter-segment eliminations	(12)	(17)	5	(29.4)
Total	$154,579	$145,357	$9,222	6.3%
Percentage of revenues, net	23.1%	27.7%
National Networks
The increase in the National Networks segment was primarily attributable to the inclusion of the results of BBC AMERICA for the three months ended March 31, 2015. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a decrease at AMC Networks International of $7,928 principally due to a decrease in acquisition related costs of $14,334 primarily related to Chellomedia, partially offset by an increase in selling, general and administrative expense due to the timing of the Chellomedia acquisition date.
Restructuring expense
The restructuring expense of $66 in the National Networks segment and $590 in the International and Other segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company.
Depreciation and amortization
Depreciation and amortization increased $6,133 to $20,527 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The net change by segment was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
National Networks	$7,361	$4,907	$2,454	50.0%
International and Other	13,166	9,487	3,679	38.8
	$20,527	$14,394	$6,133	42.6%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in amortization expense of $2,169 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase in amortization expense of $2,257 related to the amortization of identifiable intangible assets acquired in connection with the Chellomedia acquisition.
AOCF
AOCF increased $92,111 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The net change by segment was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
National Networks	$253,258	$177,745	$75,513	42.5%
International and Other	5,679	(11,047)	16,726	(151.4)
Inter-segment eliminations	281	409	(128)	(31.3)
AOCF	$259,218	$167,107	$92,111	55.1%

National Networks AOCF increased due to an increase in revenues, net of $114,168, partially offset by an increase in technical and operating expenses of $27,182 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $11,473 both principally due to the inclusion of the results of BBC AMERICA for the three months ended March 31, 2015. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF increased primarily due to an increase in revenues, net of $29,777, partially offset by an increase in technical and operating expenses of $17,515 and a decrease in selling, general and administrative expenses of $4,464. The increase is due principally to the absence of transaction related costs incurred in 2014 related to the acquisition of Chellomedia, partially offset by the increase in expense due the inclusion of two additional months of operating results of Chellomedia given the acquisition date of January 31, 2014. The impact of foreign currency fluctuations had an unfavorable impact to AOCF of approximately $2,200.
Interest expense, net
The increase in interest expense, net of $1,156 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to higher average interest rates on our indebtedness.
Miscellaneous, net
The increase in miscellaneous, net of $5,120 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily the result of an increase in foreign currency transaction losses at AMC Networks International of $8,847 due to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, partially offset by a realized loss of $1,754 recorded in three months ended March 31, 2014 related to foreign currency option contracts which prior to their expiration, and in connection with the acquisition of Chellomedia on January 31, 2014, were settled with the counterparties.
Income tax expense
For the three months ended March 31, 2015, income tax expense attributable to continuing operations was $61,254, representing an effective tax rate of 33%. The items resulting in variances from the federal statutory rate of 35% include state income tax expense of $3,834, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5,262, tax benefit from the domestic production activities deduction of $5,168 and tax expense of $2,831 for an increase in valuation allowances for foreign taxes.
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
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the net earnings attributable to noncontrolling interests. The net change for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is due to the impact of the acquisitions of BBC AMERICA (October 23, 2014) and Chellomedia (January 31, 2014).
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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2015. Historically, our businesses have not required significant capital expenditures, however, we expect capital expenditures in 2015 will be higher than historical years primarily related to investments in our broadcasting and technology facilities. As of March 31, 2015, our consolidated cash and cash equivalents balance includes approximately $69,123 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2014 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2015. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2015.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the three months ended March 31:

	2015	2014
Continuing operations:
Cash provided by operating activities	$80,195	$74,599
Cash used in investing activities	(50,039)	(998,745)
Cash (used in) provided by financing activities	(28,966)	578,109
Net increase (decrease) in cash from continuing operations	1,190	(346,037)
Discontinued operations:
Net decrease in cash from discontinued operations	$—	$(485)
Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $80,195 for the three months ended March 31, 2015 as compared to $74,599 for the three months ended March 31, 2014. The March 31, 2015 net cash provided by operating activities resulted from $345,255 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $178,203. Additionally, changes in all other assets and liabilities resulted in a decrease of $86,857.
Net cash provided by operating activities amounted to $74,599 for the three months ended March 31, 2014 and resulted from $263,757 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $185,447. Additionally, changes in all other assets and liabilities resulted in a decrease of $3,711.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $50,039 and $998,745, respectively. Capital expenditures were $18,248 and $6,189 for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, net cash used in investing activities also included the payment for the acquisition of a small international channel, net of cash acquired of $6,581 and purchases of investments of $25,210. For the three months ended March 31, 2014, net cash used in investing activities primarily related to the payment for the acquisition of Chellomedia, net of cash acquired of $993,210.
Financing Activities
Net cash (used in) provided by financing activities amounted to $(28,966) for the three months ended March 31, 2015 as compared to $578,109 for the three months ended March 31, 2014. For the three months ended March 31, 2015, financing activities consisted of principal payments on long-term debt of $18,500, taxes paid in lieu of shares issued for equity-based compensation of $12,848 and principal payments on capital leases of $1,420, partially offset by the excess tax benefits from share-based compensation arrangements of $3,672 and proceeds from stock option exercises of $130.
Net cash provided by financing activities amounted to $578,109 for the three months ended March 31, 2014 and primarily consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price. Additionally, net cash provided by financing activities resulted from the excess tax benefits from share-based compensation arrangements of $4,520 and proceeds from stock option exercises of $843, partially offset by cash paid for the acquisition of restricted shares of $17,804, payments for financing costs of $9,036 and principal payments on capital leases of $414.
Contractual Obligations
As of March 31, 2015, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $45,659 to $1,361,494 as compared to $1,407,153 at December 31, 2014. The decrease relates primarily to program rights obligations.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2014 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2014 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2014.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. ASU 2015-03 will be applied retrospectively and is effective for the fourth quarter of 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 is not expected to have a material effect on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends current GAAP principles relating to the requirements of the reporting entity to consolidate other legal entities, which will therefore require all reporting entities that hold variable interest in other legal entities to re-evaluate consolidation assessments and disclosures. The new standard states (i) limited partnerships will be VIEs, unless the limited partners have either substantive kick-out or participating rights, (ii) a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met, (iii) less frequent performance of the related-party tiebreaker test (and mandatory consolidation by one of the related parties) than under current GAAP, and (iv) for entities other than limited partnerships, ASU 2015-02 clarifies how to determine whether the equity holders have power over the entity. ASU 2015-02 is effective for the fourth quarter of 2015 and early adoption is permitted. The Company is currently in the process of assessing the impact, if any, the adoption of ASU 2015-02 will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to the first quarter of 2018, with an option that would permit companies to adopt the standard as early as the original effective date. A final decision on the effective date is expected in 2015. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2015, the fair value of our fixed rate debt of $1,352,000 was more than its carrying value of $1,281,437 by $70,563. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2015 would increase the estimated fair value of our fixed rate debt by approximately $48,600 to approximately $1,400,600.
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
As of March 31, 2015, we had $2,741,682 of debt outstanding (excluding capital leases), of which $1,460,245 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2015, we had interest rate swap contracts outstanding with notional amounts aggregating $487,531. The aggregate fair value of interest rate swap contracts at March 31, 2015 was a liability of $5,699 (consisting of $1,513 included in accrued liabilities and $4,186 in other liabilities). As a result of these transactions, the interest rate paid on approximately 65% of the Company’s debt (excluding capital leases) as of March 31, 2015 is effectively fixed (47% being fixed rate obligations and 18% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $(1,315) of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At March 31, 2015, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2015 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
Historically, our exposure to foreign currency fluctuations was limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-funcional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
To manage foreign currency exchange rate risk, we may enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
The Company recognized $11,489 of foreign currency transaction losses, net for the three months ended March 31, 2015, which is resulting primarily from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2014 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 15, Commitments and Contingencies to the consolidated financial statements included in our 2014 Form 10-K.

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

AMC Networks Inc.

Date:	May 4, 2015	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer