Form 10-Q
period 2015-06-30
AMC Networks Inc.
filed 2015-08-06
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 31, 2015:

Class A Common Stock par value $0.01 per share	60,877,998
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$241,060	$201,367
Accounts receivable, trade (less allowance for doubtful accounts of $5,325 and $4,276)	607,026	587,193
Amounts due from related parties, net	3,975	4,102
Current portion of program rights, net	440,483	437,302
Prepaid expenses and other current assets	72,206	74,294
Deferred tax asset, net	21,741	24,822
Total current assets	1,386,491	1,329,080
Property and equipment, net of accumulated depreciation of $205,109 and $186,242	140,323	133,844
Program rights, net	1,028,927	959,941
Deferred carriage fees, net	55,578	46,737
Intangible assets, net	562,465	590,824
Goodwill	727,206	734,356
Other assets	208,620	181,805
Total assets	$4,109,610	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$146,260	$101,866
Accrued liabilities	154,099	204,786
Current portion of program rights obligations	280,641	271,199
Deferred revenue	70,604	36,888
Promissory note payable	—	40,000
Current portion of long-term debt	111,000	74,000
Current portion of capital lease obligations	3,083	2,953
Total current liabilities	765,687	731,692
Program rights obligations	459,650	465,672
Long-term debt	2,612,806	2,685,566
Capital lease obligations	25,708	27,386
Deferred tax liability, net	131,142	128,066
Other liabilities	74,700	85,503
Total liabilities	4,069,693	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	208,287	204,611
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,085,674 and 61,762,944 shares issued and 60,875,403 and 60,552,673 shares outstanding, respectively	621	618
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	107,477	100,642
Accumulated deficit	(137,960)	(341,889)
Treasury stock, at cost (1,210,271 shares Class A Common Stock, respectively)	(51,993)	(51,993)
Accumulated other comprehensive loss	(110,920)	(79,248)
Total AMC Networks stockholders’ deficiency	(192,660)	(371,755)
Non-redeemable noncontrolling interests	24,290	19,846
Total stockholders’ deficiency	(168,370)	(351,909)
Total liabilities and stockholders’ deficiency	$4,109,610	$3,976,587
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from related parties of $6,493, $7,525, $13,212 and $15,214, respectively)	$601,138	$522,093	$1,269,820	$1,046,647
Operating expenses:
Technical and operating (excluding depreciation and amortization)	259,730	232,044	521,903	449,215
Selling, general and administrative (including charges from related parties of $1,269, $890, $2,218 and $1,549, respectively)	158,880	141,890	313,459	287,246
Restructuring expense	2,654	1,153	3,310	1,153
Depreciation and amortization	21,040	17,531	41,567	31,925
	442,304	392,618	880,239	769,539
Operating income	158,834	129,475	389,581	277,108
Other income (expense):
Interest expense	(32,571)	(33,923)	(65,595)	(65,695)
Interest income	792	318	1,229	659
Miscellaneous, net	11,384	869	1,154	(4,241)
	(20,395)	(32,736)	(63,212)	(69,277)
Income from continuing operations before income taxes	138,439	96,739	326,369	207,831
Income tax expense	(50,997)	(36,559)	(112,251)	(75,664)
Income from continuing operations	87,442	60,180	214,118	132,167
Loss from discontinued operations, net of income taxes	—	(1,732)	—	(2,482)
Net income including noncontrolling interests	87,442	58,448	214,118	129,685
Net (income) loss attributable to noncontrolling interests	(4,433)	207	(10,189)	337
Net income attributable to AMC Networks’ stockholders	$83,009	$58,655	$203,929	$130,022

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.15	$0.84	$2.82	$1.84
Loss from discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$1.15	$0.81	$2.82	$1.81

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.14	$0.83	$2.81	$1.83
Loss from discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$1.14	$0.81	$2.81	$1.80

Weighted average common shares:
Basic weighted average common shares	72,447	72,043	72,327	71,910
Diluted weighted average common shares	73,128	72,802	72,685	72,343
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$87,442	$58,448	$214,118	$129,685
Other comprehensive income (loss):
Foreign currency translation adjustment	24,119	4,502	(36,706)	10,052
Unrealized gain on interest rate swaps	674	1,171	1,370	1,957
Other comprehensive income (loss), before income taxes	24,793	5,673	(35,336)	12,009
Income tax benefit (expense)	5,943	(432)	3,664	(722)
Other comprehensive income (loss), net of income taxes	30,736	5,241	(31,672)	11,287
Comprehensive income	118,178	63,689	182,446	140,972
Comprehensive (income) loss attributable to noncontrolling interests	(4,433)	207	(10,189)	337
Comprehensive income attributable to AMC Networks’ stockholders	$113,745	$63,896	$172,257	$141,309
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$214,118	$129,685
Loss from discontinued operations	—	2,482
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	41,567	31,925
Share-based compensation expense related to equity classified awards	16,089	13,839
Amortization and write-off of program rights	343,161	291,467
Amortization of deferred carriage fees	8,009	5,501
Unrealized foreign currency transaction (gain)	(8,345)	(1,338)
Unrealized loss (gain) on derivative contracts, net	791	(1,038)
Amortization of deferred financing costs and discounts on indebtedness	4,476	4,205
Bad debt expense	1,228	1,095
Deferred income taxes	10,069	5,300
Excess tax benefits from share-based compensation arrangements	(4,038)	(4,708)
Other, net	(246)	(339)
Changes in assets and liabilities:
Accounts receivable, trade	(18,182)	(4,326)
Amounts due from related parties, net	127	891
Prepaid expenses and other assets	(15,359)	35,989
Program rights and obligations, net	(412,205)	(336,284)
Income taxes payable	2,696	11,992
Deferred revenue	33,779	19,867
Deferred carriage fees, net	(17,138)	(13,110)
Accounts payable, accrued expenses and other liabilities	(10,356)	(15,644)
Net cash provided by operating activities	190,241	177,451
Cash flows from investing activities:
Capital expenditures	(33,124)	(18,755)
Payments for acquisition of a business, net of cash acquired	(6,545)	(993,210)
Purchases of investments	(24,250)	—
Proceeds from insurance settlements	—	654
Net cash used in investing activities	(63,919)	(1,011,311)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	600,000
Principal payments on long-term debt	(37,000)	—
Payment of Promissory Note	(40,000)	—
Payments for financing costs	—	(9,266)
Deemed repurchases of restricted stock/units	(14,320)	(17,804)
Proceeds from stock option exercises	1,031	925
Excess tax benefits from share-based compensation arrangements	4,038	4,708
Principal payments on capital lease obligations	(1,449)	(1,312)
Distributions to noncontrolling member	(3,154)	—
Contributions from noncontrolling member	1,373	835
Net cash (used in) provided by financing activities	(89,481)	578,086
Net increase (decrease) in cash and cash equivalents from continuing operations	36,841	(255,774)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(2,719)
Net decrease in cash and cash equivalents from discontinued operations	—	(2,719)
Effect of exchange rate changes on cash and cash equivalents	2,852	20,534
Cash and cash equivalents at beginning of period	201,367	521,951
Cash and cash equivalents at end of period	$241,060	$283,992
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

•
International and Other: Principally includes AMC Networks International, the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC, the broadcast solutions unit of certain networks of AMC Networks International and third party networks; and various developing digital content distribution initiatives.

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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Annual Report on Form 10-K (“2014 Form 10-K”) filed with the SEC. The condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in the National Networks segment technical and operating expense of $4,005 and $3,890 were recorded for the three months ended June 30, 2015 and 2014, respectively, and program rights write-offs of $13,580 and $7,493 were recorded for the six months ended June 30, 2015 and 2014, respectively.
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. ASU 2015-03 will be applied retrospectively and is effective for the fourth quarter of 2015 and early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends current GAAP principles relating to the requirements of the reporting entity to consolidate other legal entities, which will therefore require all reporting entities that hold variable interests in other legal entities to re-evaluate consolidation assessments and disclosures. The new standard states (i) limited partnerships will be variable interest entities, unless the limited partners have either substantive kick-out or participating rights, (ii) a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met, (iii) less frequent performance of the related-party tiebreaker test (and mandatory consolidation by one of the related parties) than under current GAAP, and (iv) for entities other than limited partnerships, ASU 2015-02 clarifies how to determine whether the equity holders have power over the entity. ASU 2015-02 is effective for the fourth quarter of 2015 and early adoption is permitted. The Company is currently in the process of assessing the impact, if any, the adoption of ASU 2015-02 will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. On July 9, 2015 the FASB voted to approve a one year delay of the effective date of the standard to the first quarter of 2018, and to permit companies to voluntarily adopt the new standard as of the original effective date of January 1, 2017. The new standard will be effective January 1, 2018 for the Company and management is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

Cash paid, net of cash acquired	$159,889
Promissory note	40,000
Total consideration transferred	199,889
Redeemable noncontrolling interest	200,000
$399,889
Preliminary allocation:
Prepaid expenses and other current assets	621
Accounts receivable, trade	32,240
Program rights	73,219
Deferred carriage fees	567
Property and equipment	111
Intangible assets	113,528
Other assets	46,000
Accounts payable and accrued liabilities	(5,528)
Program rights obligations	(30,868)
Deferred revenue	(3,378)
Fair value of net assets acquired	226,512
Goodwill	173,377
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

	Pro Forma Financial Information for the
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues, net	$564,330	$1,157,602
Income from continuing operations, net of income taxes	$62,812	$140,966
Net income per share, basic	$0.87	$1.96
Net income per share, diluted	$0.86	$1.95

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
Note 3. Net Income per Share
The condensed consolidated statements of income present basic and diluted net income per share (“EPS”). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks stock options (including those held by directors and employees of related parties of the Company) and AMC Networks restricted stock units (including those held by employees of related parties of the Company).
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	72,447,000	72,043,000	72,327,000	71,910,000
Effect of dilution:
Stock options	164,000	231,000	91,000	120,000
Restricted stock/units	517,000	528,000	267,000	313,000
Diluted weighted average common shares outstanding	73,128,000	72,802,000	72,685,000	72,343,000
For the three and six months ended June 30, 2015, there were no restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. For the three and six months ended June 30, 2014, approximately 326,000 restricted stock units have been excluded from diluted weighted average common shares outstanding since they would have been anti-dilutive. Approximately 125,000 and 476,000 restricted stock units for the three and six months ended June 30, 2015 and June 30, 2014, respectively, have been excluded from diluted weighted average common shares outstanding since the performance criteria on these awards was not probable of being achieved in each of the respective periods.
Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in 2014. The operating results of discontinued operations included revenues, net of $11,533 and $18,171, and a net loss of $1,732 and $2,482 for the three and six months ended June 30, 2014, respectively.
Note 5. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring expense recognized by operating segment:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
National Networks	$651	$717
International & Other	2,003	2,593
Total restructuring expense	$2,654	$3,310

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2014	$6,525	$885	$7,410
Charges incurred	1,568	1,742	3,310
Cash payments	(6,634)	(114)	(6,748)
Non-cash adjustments	(38)	(1,742)	(1,780)
Currency translation	(91)	(84)	(175)
Balance at June 30, 2015	$1,330	$687	$2,017
Accrued liabilities for restructuring costs of $1,949 and $68 are included in accrued liabilities and other liabilities, respectively, in the condensed consolidated balance sheet at June 30, 2015. The Company expects that the restructuring will be substantially completed during 2015 and the majority of severance and other costs will be paid in 2015.
Note 6. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2014	$250,595	$483,761	$734,356
Additions and purchase accounting adjustments	(2,994)	3,796	802
Amortization of "second component" goodwill	(1,262)	—	(1,262)
Foreign currency translation	—	(6,690)	(6,690)
June 30, 2015	$246,339	$480,867	$727,206
Additions and purchase accounting adjustments included in the National Networks and International and Other segments relate to the acquisition of New Video and a small international channel, respectively.
The reduction of $1,262 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	June 30, 2015
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$549,535	$(95,581)	$453,954	17 to 25 years
Advertiser relationships	46,282	(2,887)	43,395	11 years
Trade names	49,208	(4,004)	45,204	20 years
Other amortizable intangible assets	15	(3)	12
Total amortizable intangible assets	645,040	(102,475)	542,565
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$664,940	$(102,475)	$562,465
	December 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$555,742	$(80,351)	$475,391
Advertiser relationships	45,827	(655)	45,172
Trade names	52,698	(2,351)	50,347
Other amortizable intangible assets	16	(2)	14
Total amortizable intangible assets	654,283	(83,359)	570,924
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$674,183	$(83,359)	$590,824
Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2015 and 2014 was $21,912 and $13,792, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2015	$41,198
2016	38,025
2017	38,025
2018	38,022
2019	38,022
Note 7. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Interest	$28,513	$28,685
Employee related costs	77,020	102,608
Income taxes payable	10,143	11,876
Other accrued expenses	38,423	61,617
Total accrued liabilities	$154,099	$204,786

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 8. Long-term Debt
The Company's long-term debt consists of:

	June 30, 2015	December 31, 2014
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,443,000	$1,480,000
Senior Notes:
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,743,000	2,780,000
Unamortized discount	(19,194)	(20,434)
Long-term debt, net	2,723,806	2,759,566
Current portion of long-term debt	111,000	74,000
Noncurrent portion of long-term debt	$2,612,806	$2,685,566

(a)	The Company’s $500,000 revolving credit facility remains undrawn at June 30, 2015. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At June 30, 2015:
Assets:
Cash equivalents (a)	$21,081	$—	$21,081
Foreign currency derivatives	$—	$3,725	$3,725
Liabilities:
Interest rate swap contracts	$—	$4,452	$4,452
Foreign currency derivatives	$—	$3,992	$3,992

At December 31, 2014:
Assets:
Cash equivalents (a)	$11,058	$—	$11,058
Foreign currency derivatives	$—	$3,949	$3,949
Liabilities:
Interest rate swap contracts	$—	$6,613	$6,613
Foreign currency derivatives	$—	$2,346	$2,346

(a)	Represents the Company’s investment in funds that invest primarily in money market securities.

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
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. These nonrecurring valuations primarily include the valuation of affiliate and customer relationships intangible assets, advertiser relationship intangible assets and property and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in the Company’s discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of affiliate and customer relationships and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,441,831	$1,424,963
7.75% Notes due July 2021	690,274	758,625
4.75% Notes due December 2022	591,701	601,500
	$2,723,806	$2,785,088

	December 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,659	$1,465,200
7.75% Notes due July 2021	689,659	761,250
4.75% Notes due December 2022	591,248	585,000
	$2,759,566	$2,811,450
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

As of June 30, 2015, the Company had interest rate swap contracts outstanding with notional amounts aggregating $455,750, which consists of interest rate swap contracts with notional amounts of $204,600 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $251,150 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from September 2015 to July 2017. At June 30, 2015, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
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
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$666	$2,388
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,777	1,808
Foreign currency derivatives	Other assets	1,948	2,141
Liabilities:
Interest rate swap contracts	Other liabilities	3,786	4,225
Foreign currency derivatives	Accrued liabilities	1,852	914
Foreign currency derivatives	Other liabilities	2,140	1,432
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(197)	$(340)	Interest expense	$871	$(1,512)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2015 and 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(469)	$(636)	Interest expense	$1,839	$2,593

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2015 and 2014.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(74)	$(769)	$(495)	$(1,024)
Foreign currency option contracts	Miscellaneous, net	—	—	—	(1,754)
Foreign currency derivatives	Miscellaneous, net	(1,993)	182	(1,500)	(268)
Total		$(2,067)	$(587)	$(1,995)	$(3,046)
Note 11. Income Taxes
For the three and six months ended June 30, 2015, income tax expense attributable to continuing operations was $50,997 and $112,251, respectively, representing an effective tax rate of 37% and 34%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,726 and $6,560, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $939 and $6,201, tax benefit from the domestic production activities deduction of $5,015 and $10,183 and tax expense of $3,957 and $6,788 resulting from an increase in the valuation allowances for foreign and local taxes for the three and six months ended June 30, 2015, respectively.
For the three and six months ended June 30, 2014, income tax expense attributable to continuing operations was $36,559 and $75,664, respectively, representing an effective tax rate of 38% and 36%, respectively. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $1,914 and $3,803, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,303 and $7,190, tax expense of $3,090 and $6,424 relating to uncertain tax positions, including accrued interest, tax benefit from the domestic production activities deduction of $2,647 and $5,424, tax expense of $2,512 and $3,159 resulting from an increase in valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $1,134 and $2,151 for the effect of acquisition costs and other items for the three and six months ended June 30, 2014, respectively.
At June 30, 2015, the Company had foreign tax credit carry forwards of approximately $37,000, expiring on various dates from 2016 through 2025. For the six months ended June 30, 2015, excess tax benefits of $4,038 relating to share-based compensation awards and $800 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 12. Commitments
As of June 30, 2015, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $13,089 to $1,420,242 as compared to $1,407,153 at December 31, 2014. The increase relates primarily to program rights obligations and transmission commitments.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 13. Equity Plans
On June 9, 2015, AMC Networks granted 22,659 restricted stock units under the AMC Networks Inc. Amended and Restated 2011 Non-Employee Directors Plan to non-employee directors that vested on the date of grant.
On May 26, 2015, AMC Networks granted 39,099 restricted stock units to an employee under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan that vest in equal annual installments over a three year period.
On March 6, 2015, AMC Networks granted 437,717 restricted stock units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan that vest on the third anniversary of the grant date. The vesting criteria for 125,465 restricted stock units include the achievement of certain performance targets by the Company.
During the six months ended June 30, 2015, 403,491 restricted stock units of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 171,382 of the shares underlying the restricted stock units were retained by the Company to cover the required statutory tax withholding obligations and 232,109 new shares of the Company's Class A Common Stock were issued in respect of the remaining restricted stock units. The shares retained to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $14,320, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2015.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2015 was $8,801 and $16,089, respectively and $8,760 and $13,839 for the three and six ended June 30, 2014, respectively.
As of June 30, 2015, there was $73,455 of total unrecognized share-based compensation cost related to outstanding unvested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 3.0 years.
Note 14. Redeemable Noncontrolling Interests
In connection with the acquisition of the Company's 49.9% interest in New Video in 2014, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversaries of the agreement.
Additionally, in connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.
Because exercise of these put rights is outside of the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' deficiency in the Company's condensed consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the six months ended June 30, 2015 is presented below.

Six Months Ended June 30, 2015
Beginning balance	$204,611
Net earnings	6,778
Distributions	(3,154)
Non-cash contributions	52
Ending balance	$208,287
Note 15. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own less than 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 66% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of both Cablevision Systems Corporation and its subsidiaries ("Cablevision") and The Madison Square Garden Company and its subsidiaries (“MSG”).
In connection with the spin off from Cablevision in 2011, the Company entered into various agreements with Cablevision, and certain related party arrangements. These agreements govern certain of the Company’s relationships with Cablevision

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

subsequent to the spin-off and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the spin-off as well as a number of on-going commercial relationships. The distribution agreement provides that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $6,493 and $7,525 for the three months ended June 30, 2015 and 2014, respectively. Revenues, net from related parties amounted to $13,212 and $15,214 for the six months ended June 30, 2015 and 2014, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $1,269 and $890 for the three months ended June 30, 2015 and 2014, respectively. Selling, general and administrative expenses with its related parties amounted to $2,218 and $1,549 for the six months ended June 30, 2015 and 2014, respectively.
Note 16. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Six Months Ended June 30,
	2015	2014
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations and related assets	$—	$19,036
Capital expenditures incurred but not yet paid	1,957	656
Supplemental Data:
Cash interest paid — continuing operations	61,223	61,300
Income taxes paid, net — continuing operations	99,177	32,187
Note 17. Accumulated Other Comprehensive (Loss) Income
The following table details the components of accumulated other comprehensive (loss) income:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(77,492)	$(1,756)	$(79,248)	$—	$(4,495)	$(4,495)
Other comprehensive (loss) income before reclassifications	(36,706)	(469)	(37,175)	10,052	(636)	9,416
Amounts reclassified from accumulated other comprehensive loss	—	1,839	1,839	—	2,593	2,593
Net current-period other comprehensive (loss) income, before income taxes	(36,706)	1,370	(35,336)	10,052	1,957	12,009
Income tax expense	4,165	(501)	3,664	—	(722)	(722)
Net current-period other comprehensive (loss) income, net of income taxes	(32,541)	869	(31,672)	10,052	1,235	11,287
Ending Balance	$(110,033)	$(887)	$(110,920)	$10,052	$(3,260)	$6,792
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

	Three Months Ended June 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$185,712	$21,778	$—	$207,490
Distribution	302,896	91,105	(353)	393,648
Consolidated revenues, net	$488,608	$112,883	$(353)	$601,138
Adjusted operating cash flow	$182,553	$8,610	$166	$191,329
Depreciation and amortization	(7,212)	(13,828)	—	(21,040)
Share-based compensation expense	(7,043)	(1,758)	—	(8,801)
Restructuring expense	(651)	(2,003)	—	(2,654)
Operating income (loss)	$167,647	$(8,979)	$166	$158,834

	Three Months Ended June 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$163,836	$16,475	$—	$180,311
Distribution	234,168	108,125	(511)	341,782
Consolidated revenues, net	$398,004	$124,600	$(511)	$522,093
Adjusted operating cash flow	$136,918	$19,537	$464	$156,919
Depreciation and amortization	(5,046)	(12,485)	—	(17,531)
Share-based compensation expense	(6,624)	(2,136)	—	(8,760)
Restructuring expense	—	(1,153)	—	(1,153)
Operating income	$125,248	$3,763	$464	$129,475

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$446,151	$40,581	$—	$486,732
Distribution	605,304	178,658	(874)	783,088
Consolidated revenues, net	$1,051,455	$219,239	$(874)	$1,269,820
Adjusted operating cash flow	$435,811	$14,289	$447	$450,547
Depreciation and amortization	(14,574)	(26,993)	—	(41,567)
Share-based compensation expense	(12,453)	(3,636)	—	(16,089)
Restructuring expense	(717)	$(2,593)	$—	$(3,310)
Operating income (loss)	$408,067	$(18,933)	$447	$389,581
Capital expenditures	$11,484	$21,640	$—	$33,124

	Six Months Ended June 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$371,739	$24,489	$—	$396,228
Distribution	474,945	176,689	(1,215)	650,419
Consolidated revenues, net	$846,684	$201,178	$(1,215)	$1,046,647
Adjusted operating cash flow	$314,664	$8,488	$873	$324,025
Depreciation and amortization	(9,953)	(21,972)	—	(31,925)
Share-based compensation expense	(10,789)	(3,050)	—	(13,839)
Restructuring expense	—	(1,153)	—	(1,153)
Operating income (loss)	$293,922	$(17,687)	$873	$277,108
Capital expenditures	$7,204	$11,551	$—	$18,755
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as distribution licensing revenues recognized between the National Networks and International and Other segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Inter-segment revenues
National Networks	$(336)	$(316)	$(788)	$(990)
International and Other	(17)	(195)	(86)	(225)
	$(353)	$(511)	$(874)	$(1,215)
The table below summarizes revenues based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
United States	$472,258	$383,610	$1,036,083	$832,760
Europe	78,056	107,231	153,942	157,014
Other	50,824	31,252	79,795	56,873
	$601,138	$522,093	$1,269,820	$1,046,647

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	June 30, 2015	December 31, 2014
Property and equipment, net
United States	$84,940	$79,832
Europe	35,356	33,380
Other	20,027	20,632
	$140,323	$133,844
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$894	$122,665	$117,501	$—	$241,060
Accounts receivable, trade (less allowance for doubtful accounts)	—	453,121	153,905	—	607,026
Amounts due from related parties, net	—	3,721	254	—	3,975
Current portion of program rights, net	—	339,508	100,975	—	440,483
Prepaid expenses, other current assets and intercompany receivable	24,693	159,592	18,470	(130,549)	72,206
Deferred tax asset, net	19,660	—	2,081	—	21,741
Total current assets	45,247	1,078,607	393,186	(130,549)	1,386,491
Property and equipment, net of accumulated depreciation	—	85,013	55,310	—	140,323
Investment in affiliates	2,037,049	946,829	—	(2,983,878)	—
Program rights, net	—	929,806	99,121	—	1,028,927
Long-term intercompany notes receivable	615,906	400,258	201,598	(1,217,762)	—
Deferred carriage fees, net	—	53,370	2,208	—	55,578
Intangible assets, net	—	194,913	367,552	—	562,465
Goodwill	—	72,962	654,244	—	727,206
Other assets	23,525	73,060	112,035	—	208,620
Total assets	$2,721,727	$3,834,818	$1,885,254	$(4,332,189)	$4,109,610
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$12	$102,615	$43,633	$—	$146,260
Accrued liabilities and intercompany payable	36,994	101,626	146,028	(130,549)	154,099
Current portion of program rights obligations	—	225,383	55,258	—	280,641
Deferred revenue	—	62,868	7,736	—	70,604
Current portion of long-term debt	111,000	—	—	—	111,000
Current portion of capital lease obligations	—	2,312	771	—	3,083
Total current liabilities	148,006	494,804	253,426	(130,549)	765,687
Program rights obligations	—	441,316	18,334	—	459,650
Long-term debt	2,612,806	—	—	—	2,612,806
Capital lease obligations	—	10,603	15,105	—	25,708
Deferred tax liability, net	121,398	—	9,744	—	131,142
Other liabilities and intercompany notes payable	32,177	851,046	409,239	(1,217,762)	74,700
Total liabilities	2,914,387	1,797,769	705,848	(1,348,311)	4,069,693
Commitments and contingencies
Redeemable noncontrolling interests	—	—	208,287	—	208,287
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(192,660)	2,037,049	946,829	(2,983,878)	(192,660)
Total AMC Networks stockholders’ (deficiency) equity	(192,660)	2,037,049	946,829	(2,983,878)	(192,660)
Non-redeemable noncontrolling interests	—	—	24,290	—	24,290
Total stockholders' (deficiency) equity	(192,660)	2,037,049	971,119	(2,983,878)	(168,370)
Total liabilities and stockholders’ (deficiency) equity	$2,721,727	$3,834,818	$1,885,254	$(4,332,189)	$4,109,610

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,581	$83,676	$116,110	$—	$201,367
Accounts receivable, trade (less allowance for doubtful accounts)	—	443,720	143,473	—	587,193
Amounts due from related parties, net	—	3,846	256	—	4,102
Current portion of program rights, net	—	350,750	86,552	—	437,302
Prepaid expenses, other current assets and intercompany receivable	44,011	75,631	6,702	(52,050)	74,294
Deferred tax asset, net	22,221	—	2,601	—	24,822
Total current assets	67,813	957,623	355,694	(52,050)	1,329,080
Property and equipment, net of accumulated depreciation	—	80,064	53,780	—	133,844
Investment in affiliates	1,851,065	1,237,919	—	(3,088,984)	—
Program rights, net	—	878,294	81,647	—	959,941
Long-term intercompany notes receivable	624,100	111,263	198,304	(933,667)	—
Deferred carriage fees, net	—	44,644	2,093	—	46,737
Intangible assets, net	—	199,785	391,039	—	590,824
Goodwill	—	74,224	660,132	—	734,356
Other assets	26,760	63,700	91,345	—	181,805
Total assets	$2,569,738	$3,647,516	$1,834,034	$(4,074,701)	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$15	$62,573	$39,278	$—	$101,866
Accrued liabilities and intercompany payable	39,566	155,569	61,701	(52,050)	204,786
Current portion of program rights obligations	—	212,310	58,889	—	271,199
Deferred revenue	—	30,184	6,704	—	36,888
Promissory note payable	—	—	40,000	—	40,000
Current portion of long-term debt	74,000	—	—	—	74,000
Current portion of capital lease obligations	—	2,226	727	—	2,953
Total current liabilities	113,581	462,862	207,299	(52,050)	731,692
Program rights obligations	—	453,343	12,329	—	465,672
Long-term debt	2,685,566	—	—	—	2,685,566
Capital lease obligations	—	11,884	15,502	—	27,386
Deferred tax liability, net	113,742	—	14,324	—	128,066
Other liabilities and intercompany payable	28,604	868,362	122,204	(933,667)	85,503
Total liabilities	2,941,493	1,796,451	371,658	(985,717)	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	—	—	204,611	—	204,611
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Total AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Non-redeemable noncontrolling interests	—	—	19,846	—	19,846
Total stockholders' (deficiency) equity	(371,755)	1,851,065	1,257,765	(3,088,984)	(351,909)
Total liabilities and stockholders’ (deficiency) equity	$2,569,738	$3,647,516	$1,834,034	$(4,074,701)	$3,976,587

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$464,368	$136,948	$(178)	$601,138
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	189,500	70,401	(171)	259,730
Selling, general and administrative	—	114,080	44,819	(19)	158,880
Restructuring expense	—	557	2,097	—	2,654
Depreciation and amortization	—	9,203	11,837	—	21,040
	—	313,340	129,154	(190)	442,304
Operating income	—	151,028	7,794	12	158,834
Other income (expense):
Interest expense, net	(20,020)	(2,325)	(9,434)	—	(31,779)
Share of affiliates' income	126,287	3,368	—	(129,655)	—
Miscellaneous, net	23,961	(23,601)	11,036	(12)	11,384
	130,228	(22,558)	1,602	(129,667)	(20,395)
Income from continuing operations before income taxes	130,228	128,470	9,396	(129,655)	138,439
Income tax (expense) benefit	(47,219)	(2,183)	(1,595)	—	(50,997)
Income from continuing operations	83,009	126,287	7,801	(129,655)	87,442
Net income including noncontrolling interest	83,009	126,287	7,801	(129,655)	87,442
Net (income) attributable to noncontrolling interests	—	—	(4,433)	—	(4,433)
Net income attributable to AMC Networks' stockholders	$83,009	$126,287	$3,368	$(129,655)	$83,009

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$412,773	$109,320	$—	$522,093
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	175,522	56,522	—	232,044
Selling, general and administrative	—	114,963	26,917	10	141,890
Restructuring expense	—	—	1,153	—	1,153
Depreciation and amortization	—	8,511	9,020	—	17,531
	—	298,996	93,612	10	392,618
Operating income	—	113,777	15,708	(10)	129,475
Other income (expense):
Interest expense, net	(19,953)	(12,213)	(1,439)	—	(33,605)
Share of affiliates' income	115,703	9,663	—	(125,366)	—
Miscellaneous, net	(4,500)	6,461	(1,102)	10	869
	91,250	3,911	(2,541)	(125,356)	(32,736)
Income from continuing operations before income taxes	91,250	117,688	13,167	(125,366)	96,739
Income tax expense	(32,595)	(2,417)	(1,547)	—	(36,559)
Income from continuing operations	58,655	115,271	11,620	(125,366)	60,180
Loss from discontinued operations, net of income taxes	—	—	(1,732)	—	(1,732)
Net income including noncontrolling interest	58,655	115,271	9,888	(125,366)	58,448
Net (income) loss attributable to noncontrolling interests	—	432	(225)	—	207
Net income attributable to AMC Networks' stockholders	$58,655	$115,703	$9,663	$(125,366)	$58,655

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,003,811	$266,412	$(403)	$1,269,820
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	386,258	136,022	(377)	521,903
Selling, general and administrative	—	232,567	80,910	(18)	313,459
Restructuring expense	—	672	2,638	—	3,310
Depreciation and amortization	—	18,170	23,397	—	41,567
	—	637,667	242,967	(395)	880,239
Operating income	—	366,144	23,445	(8)	389,581
Other income (expense):
Interest expense, net	(40,374)	(12,790)	(11,202)	—	(64,366)
Share of affiliates' income	402,272	7,756	—	(410,028)	—
Miscellaneous, net	(52,352)	45,712	7,786	8	1,154
	309,546	40,678	(3,416)	(410,020)	(63,212)
Income from continuing operations before income taxes	309,546	406,822	20,029	(410,028)	326,369
Income tax (expense) benefit	(105,617)	(4,550)	(2,084)	—	(112,251)
Income from continuing operations	203,929	402,272	17,945	(410,028)	214,118
Net income including noncontrolling interest	203,929	402,272	17,945	(410,028)	214,118
Net (income) attributable to noncontrolling interests	—	—	(10,189)	—	(10,189)
Net income attributable to AMC Networks' stockholders	$203,929	$402,272	$7,756	$(410,028)	$203,929

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$872,861	$173,786	$—	$1,046,647
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	356,972	92,243	—	449,215
Selling, general and administrative	—	241,340	45,896	10	287,246
Restructuring expense	—	—	1,153	—	1,153
Depreciation and amortization	—	16,720	15,205	—	31,925
	—	615,032	154,497	10	769,539
Operating income	—	257,829	19,289	(10)	277,108
Other income (expense):
Interest expense, net	(42,185)	(20,585)	(2,266)	—	(65,036)
Share of affiliates' income	238,876	6,070	—	(244,946)	—
Miscellaneous, net	1,842	(334)	(5,759)	10	(4,241)
	198,533	(14,849)	(8,025)	(244,936)	(69,277)
Income from continuing operations before income taxes	198,533	242,980	11,264	(244,946)	207,831
Income tax expense	(68,511)	(4,958)	(2,195)	—	(75,664)
Income from continuing operations	130,022	238,022	9,069	(244,946)	132,167
Loss from discontinued operations, net of income taxes	—	—	(2,482)	—	(2,482)
Net income including noncontrolling interest	130,022	238,022	6,587	(244,946)	129,685
Net (income) loss attributable to noncontrolling interests	—	854	(517)	—	337
Net income attributable to AMC Networks' stockholders	$130,022	$238,876	$6,070	$(244,946)	$130,022

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$83,009	$126,287	$7,801	$(129,655)	$87,442
Other comprehensive income (loss):
Foreign currency translation adjustment	7,591	7,572	16,528	(7,572)	24,119
Unrealized gain on interest rate swaps	674	—	—	—	674
Other comprehensive income (loss), before income taxes	8,265	7,572	16,528	(7,572)	24,793
Income tax benefit	5,943	—	—	—	5,943
Other comprehensive income, net of income taxes	14,208	7,572	16,528	(7,572)	30,736
Comprehensive income	97,217	133,859	24,329	(137,227)	118,178
Comprehensive (income) attributable to noncontrolling interests	—	—	(4,433)	—	(4,433)
Comprehensive income attributable to AMC Networks' stockholders	$97,217	$133,859	$19,896	$(137,227)	$113,745

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$58,655	$115,271	$9,888	$(125,366)	$58,448
Other comprehensive income (loss):
Foreign currency translation adjustment	9,221	9,221	(4,719)	(9,221)	4,502
Unrealized gain on interest rate swaps	1,171	—	—	—	1,171
Other comprehensive income (loss), before income taxes	10,392	9,221	(4,719)	(9,221)	5,673
Income tax expense	(432)	—	—	—	(432)
Other comprehensive income (loss), net of income taxes	9,960	9,221	(4,719)	(9,221)	5,241
Comprehensive income	68,615	124,492	5,169	(134,587)	63,689
Comprehensive loss (income) attributable to noncontrolling interests	—	432	(225)	—	207
Comprehensive income attributable to AMC Networks' stockholders	$68,615	$124,924	$4,944	$(134,587)	$63,896

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$203,929	$402,272	$17,945	$(410,028)	$214,118
Other comprehensive income (loss):
Foreign currency translation adjustment	(64,120)	(64,120)	27,414	64,120	(36,706)
Unrealized gain on interest rate swaps	1,370	—	—	—	1,370
Other comprehensive (loss) income, before income taxes	(62,750)	(64,120)	27,414	64,120	(35,336)
Income tax benefit	3,664	—	—	—	3,664
Other comprehensive (loss) income, net of income taxes	(59,086)	(64,120)	27,414	64,120	(31,672)
Comprehensive income	144,843	338,152	45,359	(345,908)	182,446
Comprehensive (income) attributable to noncontrolling interests	—	—	(10,189)	—	(10,189)
Comprehensive income attributable to AMC Networks' stockholders	$144,843	$338,152	$35,170	$(345,908)	$172,257

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$130,022	$238,022	$6,587	$(244,946)	$129,685
Other comprehensive income (loss):
Foreign currency translation adjustment	15,374	15,374	(5,322)	(15,374)	10,052
Unrealized gain on interest rate swaps	1,957	—	—	—	1,957
Other comprehensive income (loss), before income taxes	17,331	15,374	(5,322)	(15,374)	12,009
Income tax expense	(722)	—	—	—	(722)
Other comprehensive income (loss), net of income taxes	16,609	15,374	(5,322)	(15,374)	11,287
Comprehensive income	146,631	253,396	1,265	(260,320)	140,972
Comprehensive loss (income) attributable to noncontrolling interests	—	854	(517)	—	337
Comprehensive income attributable to AMC Networks' stockholders	$146,631	$254,250	$748	$(260,320)	$141,309

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$238,455	$169	$362,865	$(411,248)	$190,241
Cash flows from investing activities:
Capital expenditures	(3)	(22,875)	(10,246)	—	(33,124)
Payments for acquisitions, net of cash acquired	—	—	(6,545)	—	(6,545)
Acquisition of investments	—	(369)	(23,881)	—	(24,250)
(Increase) decrease to investment in affiliates	(134,957)	127,384	(339,452)	347,025	—
Net cash (used in) provided by investing activities	(134,960)	104,140	(380,124)	347,025	(63,919)
Cash flows from financing activities:
Principal payments on long-term debt	(37,000)	—	—	—	(37,000)
Payment of Promissory Note	—	—	(40,000)	—	(40,000)
Deemed repurchases of restricted stock/units	(14,320)	—	—	—	(14,320)
Proceeds from stock option exercises	1,031	—	—	—	1,031
Excess tax benefits from share-based compensation arrangements	4,038	—	—	—	4,038
Principal payments on capital lease obligations	—	(1,097)	(352)	—	(1,449)
Distributions to noncontrolling member	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling member	—	—	1,373	—	1,373
Net cash (used in) provided by financing activities	(46,251)	(1,097)	(42,133)	—	(89,481)
Net increase in cash and cash equivalents from continuing operations	57,244	103,212	(59,392)	(64,223)	36,841
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	—	—	—
Net decrease in cash and cash equivalents from discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(57,931)	(64,223)	60,783	64,223	2,852
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$894	$122,665	$117,501	$—	$241,060

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$153,255	$141,858	$37,951	$(155,613)	$177,451
Cash flows from investing activities:
Capital expenditures	(1,371)	(13,086)	(4,298)	—	(18,755)
(Increase) decrease to investment in affiliates	(38,589)	(161,166)	28,768	170,987	—
Payment for acquisition of a business, net of cash acquired	—	(1,009,286)	16,076	—	(993,210)
Proceeds from insurance settlements	—	654	—	—	654
Net cash (used in) provided by investing activities	(39,960)	(1,182,884)	40,546	170,987	(1,011,311)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Purchase of treasury stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	925	—	—	—	925
Excess tax benefits from share-based compensation arrangements	4,708	—	—	—	4,708
Principal payments on capital lease obligations	—	(865)	(447)	—	(1,312)
Long-term intercompany debt	(706,190)	706,190	—	—	—
Cash contributions from member	—	(5,100)	5,100	—	—
Contributions from noncontrolling member	—	—	835	—	835
Net cash (used in) provided by financing activities	(127,627)	700,225	5,488	—	578,086
Net (decrease) increase in cash and cash equivalents from continuing operations	(14,332)	(340,801)	83,985	15,374	(255,774)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,719)	—	(2,719)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,719)	—	(2,719)
Effect of exchange rate changes on cash and cash equivalents	15,374	15,374	5,160	(15,374)	20,534
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$1,984	$193,965	$88,043	$—	$283,992

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2015, as well as an analysis of our cash flows for the six months ended June 30, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2015 as compared to December 31, 2014.
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

•
International and Other: Principally includes AMC Networks International, the Company’s international programming businesses consisting of a portfolio of programming networks in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMC Networks International - DMC, the broadcast solutions unit of certain networks of AMC Networks International; and various developing digital content distribution initiatives.

Items Impacting Comparability
The comparability of our results of operations between the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 have been impacted by the following significant acquisitions.
BBC AMERICA
In October 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which, such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the acquisition date (October 23, 2014) and included in the National Networks operating segment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net
National Networks	$488,608	$398,004	$1,051,455	$846,684
International and Other	112,883	124,600	219,239	201,178
Inter-segment eliminations	(353)	(511)	(874)	(1,215)
Consolidated revenues, net	$601,138	$522,093	$1,269,820	$1,046,647
Operating income (loss)
National Networks	$167,647	$125,248	$408,067	$293,922
International and Other	(8,979)	3,763	(18,933)	(17,687)
Inter-segment eliminations	166	464	447	873
Consolidated operating income	$158,834	$129,475	$389,581	$277,108
AOCF
National Networks	$182,553	$136,918	$435,811	$314,664
International and Other	8,610	19,537	14,289	8,488
Inter-segment eliminations	166	464	447	873
Consolidated AOCF	$191,329	$156,919	$450,547	$324,025
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income	$158,834	$129,475	$389,581	$277,108
Share-based compensation expense	8,801	8,760	16,089	13,839
Restructuring expense	2,654	1,153	3,310	1,153
Depreciation and amortization	21,040	17,531	41,567	31,925
AOCF	$191,329	$156,919	$450,547	$324,025
National Networks
In our National Networks segment, which accounted for 83% of our consolidated revenues for the six months ended June 30, 2015, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $4,005 and $3,890 were recorded for the three months ended June 30, 2015 and 2014, respectively, and program rights write-offs of $13,580 and $7,493 were recorded for the six months ended June 30, 2015 and 2014, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 17% of our consolidated revenues for the six months ended June 30, 2015, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under multi-year contracts, commonly referred to as “affiliation agreements,” which may provide for annual affiliation rate increases. For the six months ended June 30, 2015, distribution revenues represented 81% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner's interest in the operating results of majority-owned subsidiaries are reflected in net (income) loss attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$601,138	100.0%	$522,093	100.0%	$79,045	15.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	259,730	43.2	232,044	44.4	27,686	11.9
Selling, general and administrative	158,880	26.4	141,890	27.2	16,990	12.0
Restructuring expense	2,654	0.4	1,153	0.2	1,501	130.2
Depreciation and amortization	21,040	3.5	17,531	3.4	3,509	20.0
Total operating expenses	442,304	73.6	392,618	75.2	49,686	12.7
Operating income	158,834	26.4	129,475	24.8	29,359	22.7
Other income (expense):
Interest expense, net	(31,779)	(5.3)	(33,605)	(6.4)	1,826	(5.4)
Miscellaneous, net	11,384	1.9	869	0.2	10,515	n/m
Total other income (expense)	(20,395)	(3.4)	(32,736)	(6.3)	12,341	(37.7)
Income from continuing operations before income taxes	138,439	23.0	96,739	18.5	41,700	43.1
Income tax expense	(50,997)	(8.5)	(36,559)	(7.0)	(14,438)	39.5
Income from continuing operations	87,442	14.5	60,180	11.5	27,262	45.3
Loss from discontinued operations, net of income taxes	—	—	(1,732)	(0.3)	1,732	n/m
Net income including noncontrolling interests	87,442	14.5	58,448	11.2	28,994	49.6
Net (income) loss attributable to noncontrolling interests	(4,433)	(0.7)	207	—	(4,640)	n/m
Net income attributable to AMC Networks’ stockholders	$83,009	13.8%	$58,655	11.2%	$24,354	41.5%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended June 30,
	2015	2014	$ change	% change
Operating income	$158,834	$129,475	$29,359	22.7%
Share-based compensation expense	8,801	8,760	41	0.5
Restructuring expense	2,654	1,153	1,501	130.2
Depreciation and amortization	21,040	17,531	3,509	20.0
Consolidated AOCF	$191,329	$156,919	$34,410	21.9%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$488,608	100.0%	$398,004	100.0%	$90,604	22.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	192,188	39.3	162,060	40.7	30,128	18.6
Selling, general and administrative	120,910	24.7	105,650	26.5	15,260	14.4
Restructuring expense	651	0.1	—	—	651	n/m
Depreciation and amortization	7,212	1.5	5,046	1.3	2,166	42.9
Operating income	$167,647	34.3%	$125,248	31.5%	$42,399	33.9%
Share-based compensation expense	7,043	1.4	6,624	1.7	419	6.3
Depreciation and amortization	7,212	1.5	5,046	1.3	2,166	42.9
Restructuring expense	651	0.1	—	—	651	n/m
AOCF	$182,553	37.4%	$136,918	34.4%	$45,635	33.3%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$112,883	100.0%	$124,600	100.0%	$(11,717)	(9.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	68,057	60.3	70,947	56.9	(2,890)	(4.1)
Selling, general and administrative	37,974	33.6	36,252	29.1	1,722	4.8
Restructuring expense	2,003	1.8	1,153	0.9	850	73.7
Depreciation and amortization	13,828	12.2	12,485	10.0	1,343	10.8
Operating (loss) income	$(8,979)	(8.0)%	$3,763	3.0%	$(12,742)	(338.6)%
Share-based compensation expense	1,758	1.6	2,136	1.7	(378)	(17.7)
Depreciation and amortization	13,828	12.2	12,485	10.0	1,343	10.8
Restructuring expense	2,003	1.8	1,153	0.9	850	73.7
AOCF	$8,610	7.6%	$19,537	15.7%	$(10,927)	(55.9)%

Revenues, net
Revenues, net increased $79,045 to $601,138 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The net change by segment was as follows:

	Three Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$488,608	81.3%	$398,004	76.2%	$90,604	22.8%
International and Other	112,883	18.8	124,600	23.9	(11,717)	(9.4)
Inter-segment eliminations	(353)	(0.1)	(511)	(0.1)	158	(30.9)
Consolidated revenues, net	$601,138	100.0%	$522,093	100.0%	$79,045	15.1%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$185,712	38.0%	$163,836	41.2%	$21,876	13.4%
Distribution	302,896	62.0	234,168	58.8	68,728	29.3
	$488,608	100.0%	$398,004	100.0%	$90,604	22.8%

•
Advertising revenues increased $21,876 primarily due the inclusion of the results of BBC America as well as increases at WE tv, IFC and SundanceTV, partially offset by a decrease at AMC primarily due to a decline in ratings over the prior comparable period as well as the performance of certain original programming. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $68,728 due to an increase of $45,468 principally from affiliation fee revenues across all of our networks, with the largest increase at AMC. The increase in affiliation fee revenues resulted from an increase in rates, primarily at AMC. Additionally, distribution revenues also increased due to an increase in digital distribution, licensing and home video revenues derived from our original programming. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•	The increase in total revenues, net of $90,604 includes $40,914 due to the inclusion of the results of BBC AMERICA for the three months ended June 30, 2015.
The following table presents certain subscriber information at June 30, 2015, March 31, 2015 and June 30, 2014:

	Estimated Domestic Subscribers (1)
National Programming Networks:	June 30, 2015	March 31, 2015	June 30, 2014
AMC	94,500	94,600	96,600
WE tv	85,400	85,000	85,800
BBC AMERICA (2)	77,800	78,100	79,000
IFC	72,900	73,500	73,000
SundanceTV	60,800	57,400	57,100
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Acquired in October 2014 (see discussion above).

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$21,778	19.3%	$16,475	13.2%	$5,303	32.2%
Distribution	91,105	80.7	108,125	86.8	(17,020)	(15.7)
	$112,883	100.0%	$124,600	100.0%	$(11,717)	(9.4)%
The increase in advertising revenues is due to an increase at AMC Networks International which is principally due to increased demand for our programming by advertisers, which was partially offset by the unfavorable impact of foreign currency fluctuations of approximately $4,000. The decrease in distribution revenues is primarily due to a decrease at AMC Networks International of $17,657 which is principally due to the the unfavorable impact of foreign currency fluctuations of approximately $13,800 and a one-time contract termination benefit of approximately $9,700 recorded in the three months ended June 30, 2014, partially offset by growth in affiliate revenue.
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
Technical and operating expense (excluding depreciation and amortization) increased $27,686 to $259,730 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The net change by segment was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$192,188	$162,060	$30,128	18.6%
International and Other	68,057	70,947	(2,890)	(4.1)
Inter-segment eliminations	(515)	(963)	448	(46.5)
Total	$259,730	$232,044	$27,686	11.9%
Percentage of revenues, net	43.2%	44.4%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $19,381 and an increase of $10,747 for other direct programming related costs, primarily including participation and residuals, and other development costs. The increase in program rights amortization expense is primarily due to the inclusion of the results of BBC AMERICA for the three months ended June 30, 2015. Program rights amortization expense for the three months ended June 30, 2015 includes write-offs of $4,005 primarily related to management's assessment of programming usefulness of certain scripted series at SundanceTV, as compared to write-offs of $3,890 for the three months ended June 30, 2014 based on management's assessment of programming usefulness of certain pilot costs at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The decrease in the International and Other segment was primarily due to a decrease at AMC Networks International of $2,890. The decrease over the prior comparable period was primarily due to an increase in program rights amortization expense of $11,258 offset by a decrease of $3,748 in other direct programming related costs and a favorable impact of foreign currency fluctuations of approximately $10,400.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.

Selling, general and administrative expense increased $16,990 to $158,880 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The net change by segment was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$120,910	$105,650	$15,260	14.4%
International and Other	37,974	36,252	1,722	4.8
Inter-segment eliminations	(4)	(12)	8	(66.7)
Total	$158,880	$141,890	$16,990	12.0%
Percentage of revenues, net	26.4%	27.2%
National Networks
The increase in the National Networks segment was primarily attributable to the inclusion of the results of BBC AMERICA for the three months ended June 30, 2015. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to an increase in marketing and selling expenses at IFC Films of $4,840 due to the exploitation of certain films, partially offset by a decrease in selling, general and administrative expenses of $1,911 at AMC Networks International and a decrease of $1,607 in costs incurred for our developing of digital content distribution businesses. The impact of foreign currency fluctuations had a favorable impact of approximately $2,900.
Restructuring expense
The restructuring expense of $651 in the National Networks segment and $2,003 in the International and Other segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company and other exit costs.
Depreciation and amortization
Depreciation and amortization increased $3,509 to $21,040 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The net change by segment was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$7,212	$5,046	$2,166	42.9%
International and Other	13,828	12,485	1,343	10.8
	$21,040	$17,531	$3,509	20.0%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in amortization expense of $1,936 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase in amortization expense of $1,282 related to identifiable intangible assets at AMC Networks International including the impact of a smaller acquisition which occurred during the three months ended September 30, 2014.
AOCF
AOCF increased $34,410 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The net change by segment was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$182,553	$136,918	$45,635	33.3%
International and Other	8,610	19,537	(10,927)	(55.9)
Inter-segment eliminations	166	464	(298)	(64.2)
AOCF	$191,329	$156,919	$34,410	21.9%

National Networks AOCF increased due to an increase in revenues, net of $90,604, partially offset by an increase in technical and operating expenses of $30,128 resulting primarily from an increase in program rights expense driven by increased amortization and an increase in selling, general and administrative expenses of $14,841. Additionally, National Networks AOCF increased due to the inclusion of the results of BBC AMERICA for the three months ended June 30, 2015. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased primarily due to a decrease in revenues, net of $11,717 and an increase in selling, general and administrative expenses of $2,100, partially offset by a decrease in technical and operating expenses of $2,890. The decrease is principally due to the unfavorable impact of foreign currency fluctuations and a one-time contract termination benefit recorded in 2014. The impact of foreign currency fluctuations had an unfavorable impact to AOCF of approximately $4,600.
Interest expense, net
The decrease in interest expense, net of $1,826 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to a decrease in the loss related to interest rate swap contracts.
Miscellaneous, net
The increase in miscellaneous, net of $10,515 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily the result of foreign currency transaction gains in the International and Other segment of $12,181 due to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, partially offset by a realized loss of $2,175 on derivative contracts recorded in the International and Other segment for the three months ended June 30, 2015 as compared to the same period in 2014.
Income tax expense
For the three months ended June 30, 2015, income tax expense attributable to continuing operations was $50,997, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,726, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $939, tax benefit from the domestic production activities deduction of $5,015 and tax expense of $3,957 resulting from an increase in the valuation allowance for foreign and local taxes
For the three months ended June 30, 2014, income tax expense attributable to continuing operations was $36,559, representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $1,914, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,303, tax expense of $3,090 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,647, tax expense of $2,512 resulting from an increase in the valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax expense of $1,134 and for the effect of acquisition costs and other items.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the net earnings. The net change for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is due to the impact of the acquisitions of BBC AMERICA (October 23, 2014) and Chellomedia (January 31, 2014).

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,269,820	100.0%	$1,046,647	100.0%	$223,173	21.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	521,903	41.1	449,215	42.9	72,688	16.2
Selling, general and administrative	313,459	24.7	287,246	27.4	26,213	9.1
Restructuring expense	3,310	0.3	1,153	0.1	2,157	187.1
Depreciation and amortization	41,567	3.3	31,925	3.1	9,642	30.2
Total operating expenses	880,239	69.3	769,539	73.5	110,700	14.4
Operating income	389,581	30.7	277,108	26.5	112,473	40.6
Other income (expense):
Interest expense, net	(64,366)	(5.1)	(65,036)	(6.2)	670	(1.0)
Miscellaneous, net	1,154	0.1	(4,241)	(0.4)	5,395	(127.2)
Total other income (expense)	(63,212)	(5.0)	(69,277)	(6.6)	6,065	(8.8)
Income from continuing operations before income taxes	326,369	25.7	207,831	19.9	118,538	57.0
Income tax expense	(112,251)	(8.8)	(75,664)	(7.2)	(36,587)	48.4
Income from continuing operations	214,118	16.9	132,167	12.6	81,951	62.0
Loss from discontinued operations, net of income taxes	—	—	(2,482)	(0.2)	2,482	n/m
Net income including noncontrolling interests	214,118	16.9	129,685	12.4	84,433	65.1
Net (income) loss attributable to noncontrolling interests	(10,189)	(0.8)	337	—	(10,526)	n/m
Net income attributable to AMC Networks’ stockholders	$203,929	16.1%	$130,022	12.4%	$73,907	56.8%
The following is a reconciliation of our consolidated operating income to AOCF:

	Six Months Ended June 30,
	2015	2014	$ change	% change
Operating income	$389,581	$277,108	$112,473	40.6%
Share-based compensation expense	16,089	13,839	2,250	16.3
Restructuring expense	3,310	1,153	2,157	187.1
Depreciation and amortization	41,567	31,925	9,642	30.2
Consolidated AOCF	$450,547	$324,025	$126,522	39.0%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,051,455	100.0%	$846,684	100.0%	$204,771	24.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	389,112	37.0	331,803	39.2	57,309	17.3
Selling, general and administrative	238,985	22.7	211,006	24.9	27,979	13.3
Restructuring expense	717	0.1	—	—	717	n/m
Depreciation and amortization	14,574	1.4	9,953	1.2	4,621	46.4
Operating income	$408,067	38.8%	$293,922	34.7%	$114,145	38.8%
Share-based compensation expense	12,453	1.2	10,789	1.3	1,664	15.4
Depreciation and amortization	14,574	1.4	9,953	1.2	4,621	46.4
Restructuring expense	717	0.1	—	—	717	n/m
AOCF	$435,811	41.4%	$314,664	37.2%	$121,147	38.5%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$219,239	100.0%	$201,178	100.0%	$18,061	9.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	134,096	61.2	119,471	59.4	14,625	12.2
Selling, general and administrative	74,490	34.0	76,269	37.9	(1,779)	(2.3)
Restructuring expense	2,593	1.2	1,153	0.6	1,440	124.9
Depreciation and amortization	26,993	12.3	21,972	10.9	5,021	22.9
Operating loss	$(18,933)	(8.6)%	$(17,687)	(8.8)%	$(1,246)	7.0%
Share-based compensation expense	3,636	1.7	3,050	1.5	586	19.2
Depreciation and amortization	26,993	12.3	21,972	10.9	5,021	22.9
Restructuring expense	2,593	1.2	1,153	0.6	1,440	124.9
AOCF	$14,289	6.5%	$8,488	4.2%	$5,801	68.3%

Revenues, net
Revenues, net increased $223,173 to $1,269,820 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The net change by segment was as follows:

	Six Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$1,051,455	82.8%	$846,684	80.9%	$204,771	24.2%
International and Other	219,239	17.3	201,178	19.2	18,061	9.0
Inter-segment eliminations	(874)	(0.1)	(1,215)	(0.1)	341	(28.1)
Consolidated revenues, net	$1,269,820	100.0%	$1,046,647	100.0%	$223,173	21.3%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$446,151	42.4%	$371,739	43.9%	$74,412	20.0%
Distribution	605,304	57.6	474,945	56.1	130,359	27.4
	$1,051,455	100.0%	$846,684	100.0%	$204,771	24.2%

•
Advertising revenues increased $74,412 primarily due the inclusion of the results of BBC America as well as increases across all networks, primarily at AMC, resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $130,359 due to an increase of $40,968 principally from digital distribution and licensing revenues derived from our original programming, primarily at AMC and SundanceTV. In addition, affiliation fee revenues increased across all networks due to an increase in rates during the six months ended June 30, 2015 as compared to the same period in 2014. The increase in distribution revenues for the six months ended June 30, 2015 as compared to the same period in 2014 is not indicative of what we expect for the remainder of 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•	The increase in total revenues, net of $204,771 includes $77,549 due to the inclusion of the results of BBC AMERICA for the six months ended June 30, 2015.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$40,581	18.5%	$24,489	12.2%	$16,092	65.7%
Distribution	178,658	81.5	176,689	87.8	1,969	1.1
	$219,239	100.0%	$201,178	100.0%	$18,061	9.0%
The increase in advertising revenues is due to an increase at AMC Networks International which is principally due to the impact of increased demand for our programming by advertisers and the timing of the acquisition of Chellomedia, which occurred on January 31, 2014, partially offset by the unfavorable impact of foreign currency fluctuations of $6,100. The increase in distribution revenues is primarily due to an increase in revenues at IFC Films due to Boyhood, partially offset by a decrease at AMC Networks International of $1,698. The decrease at AMC Networks International is attributed to the unfavorable impact of foreign currency fluctuations of approximately $22,200 and a one-time contract termination benefit of approximately $9,700 recorded in 2014, partially offset by the timing of the acquisition of Chellomedia which occurred on January 31, 2014.

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
Technical and operating expense (excluding depreciation and amortization) increased $72,688 to $521,903 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The net change by segment was as follows:

	Six Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$389,112	$331,803	$57,309	17.3%
International and Other	134,096	119,471	14,625	12.2
Inter-segment eliminations	(1,305)	(2,059)	754	(36.6)
Total	$521,903	$449,215	$72,688	16.2%
Percentage of revenues, net	41.1%	42.9%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $36,087 and an increase of $21,222 for other direct programming related costs, primarily including participation and residuals, and other development costs. The increase in program rights amortization expense is due to the inclusion of the results of BBC AMERICA for the six months ended June 30, 2015 and our increased investment in owned scripted original series. Program rights amortization expense for the three months ended June 30, 2015 includes write-offs of $13,580 based on management's assessment of programming usefulness of certain scripted series at SundanceTV, pilot costs at AMC and an unscripted series at WE tv. Program rights amortization expense for the for the six months ended June 30, 2014 includes write-offs of $7,493 based on management's assessment of programming usefulness of certain pilot cost and unscripted series, primarily at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $13,118 due to an increase in program rights amortization expense of $13,074 principally due to the timing of the acquisition of Chellomedia which occurred on January 31, 2014. The impact of foreign currency fluctuations had an favorable impact to the change in technical and operating expense of approximately $16,900.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $26,213 to $313,459 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The net change by segment was as follows:

	Six Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$238,985	$211,006	$27,979	13.3%
International and Other	74,490	76,269	(1,779)	(2.3)
Inter-segment eliminations	(16)	(29)	13	(44.8)
Total	$313,459	$287,246	$26,213	9.1%
Percentage of revenues, net	24.7%	27.4%
National Networks
The increase in the National Networks segment was primarily attributable to the inclusion of the results of BBC AMERICA for the six months ended June 30, 2015. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a decrease at AMC Networks International of $9,036 due to the absence of acquisition and integration related professional fees of $15,451 incurred in 2014 related to the acquisition of Chellomedia, partially offset by an increase in selling, general and administrative expenses due to the timing of the acquisition of Chellomedia on January 31, 2014. The decrease in selling, general and administrative expense at AMC Networks International was partially offset by an increase at IFC Films of $9,771 principally due to an increase in marketing expenses for the promotion of certain films. The impact of foreign currency fluctuations had a favorable impact to the change in selling, general and administrative expenses of approximately $4,800.
Restructuring expense
The restructuring expense of $717 in the National Networks segment and $2,593 in the International and Other segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company and other exit costs.
Depreciation and amortization
Depreciation and amortization increased $9,642 to $41,567 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The net change by segment was as follows:

	Six Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$14,574	$9,953	$4,621	46.4%
International and Other	26,993	21,972	5,021	22.9
	$41,567	$31,925	$9,642	30.2%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in amortization expense of $4,092 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase in amortization expense of $4,028 related to identifiable intangible assets in connection with the timing of the Chellomedia acquisition which occurred on January 31, 2014 and a smaller acquisition which occurred during the three months ended September 30, 2014.
AOCF
AOCF increased $126,522 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The net change by segment was as follows:

	Six Months Ended June 30,
	2015	2014	$ change	% change
National Networks	$435,811	$314,664	$121,147	38.5%
International and Other	14,289	8,488	5,801	68.3
Inter-segment eliminations	447	873	(426)	(48.8)
AOCF	$450,547	$324,025	$126,522	39.0%
National Networks AOCF increased due to an increase in revenues, net of $204,771, partially offset by an increase in technical and operating expenses of $57,309 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $26,315 both principally due to the inclusion of the results of BBC AMERICA for the six months ended June 30, 2015. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF increased primarily due to an increase in revenues, net of $18,061, partially offset by an increase in technical and operating expenses of $14,625 and a decrease in selling, general and administrative expenses of $2,365. The increase is due principally to the absence of transaction related costs incurred in 2014 related to the acquisition of Chellomedia. The impact of foreign currency fluctuations had an unfavorable impact to AOCF of approximately $6,700.

Interest expense, net
The decrease in interest expense, net of $670 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to a decrease in the loss related to interest rate swap contracts.
Miscellaneous, net
The increase in miscellaneous, net of $5,395 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily the result of an increase in foreign currency transaction gains at AMC Networks International of $3,634 due to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity and a gain on derivative contracts of $1,232, partially offset by a realized loss of $1,754 recorded in the six months ended June 30, 2014 related to foreign currency option contracts which prior to their expiration, and in connection with the acquisition of Chellomedia on January 31, 2014, were settled with the counterparties.
Income tax expense
For the six months ended June 30, 2015, income tax expense attributable to continuing operations was $112,251, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $6,560, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $6,201, tax benefit from the domestic production activities deduction of $10,183 and tax expense of $6,788 resulting from an increase in the valuation allowance for foreign and local taxes.
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
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the net earnings. The net change for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is due to the impact of the acquisitions of BBC AMERICA (October 23, 2014) and Chellomedia (January 31, 2014).

Liquidity and Capital Resources
Our operations have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (as described below) and access to capital markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. As a public company, we may have access to other sources of capital such as the public bond markets. We have a Registration Statement on Form S-3 ("Shelf Registration") filed with the SEC in which we registered debt securities.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2015. The required principal payments on our Term Loan A facility over the next twelve months will be $111,000. Historically, our businesses have not required significant capital expenditures, however, we expect capital expenditures in 2015 will be higher than historical years primarily related to investments in our broadcasting and technology facilities. As of June 30, 2015, our consolidated cash and cash equivalents balance includes approximately $71,259 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
The revolving credit facility was not drawn upon at June 30, 2015. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2015.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the six months ended June 30:

	2015	2014
Continuing operations:
Cash provided by operating activities	$190,241	$177,451
Cash used in investing activities	(63,919)	(1,011,311)
Cash (used in) provided by financing activities	(89,481)	578,086
Net increase (decrease) in cash from continuing operations	36,841	(255,774)
Discontinued operations:
Net decrease in cash from discontinued operations	$—	$(2,719)

Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $190,241 for the six months ended June 30, 2015 as compared to $177,451 for the six months ended June 30, 2014. Net cash provided by operating activities for the six months ended June 30, 2015 primarily resulted from $626,879 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $412,205. Additionally, net cash provided by operating activities increased due to an increase in deferred revenue of $33,779 primarily related to advertising arrangements. Decreases to operating cash flows consisted of an increase in accounts receivable, trade of $18,182 primarily driven by higher revenues as well as the timing of cash receipts, an increase in prepaid expenses and other assets of $15,359 primarily related to income taxes paid, a decrease in accounts payable, accrued expenses and other liabilities of $10,356 due primarily to lower employee related liabilities and a decrease in deferred carriage fees, net of $17,138 related to deferred carriage payments. Changes in all other assets and liabilities during the six months ended June 30, 2015 resulted in an increase in cash of $2,823.
Net cash provided by operating activities for the six months ended June 30, 2014 primarily resulted from $478,076 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $336,284. Additionally, net cash provided by operating activities increased due to a decrease in prepaid expenses and other assets of $35,989 primarily related to income tax payments. Changes in all other assets and liabilities during the six months ended June 30, 2014 resulted in a decrease in cash of $330.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $63,919 and $1,011,311, respectively. Capital expenditures were $33,124 and $18,755 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, net cash used in investing activities also included the payment for the acquisition of a small international channel, net of cash acquired of $6,545 and purchases of investments of $24,250. For the six months ended June 30, 2014, net cash used in investing activities primarily related to the payment for the acquisition of Chellomedia, net of cash acquired of $993,210.
Financing Activities
Net cash (used in) provided by financing activities amounted to $(89,481) for the six months ended June 30, 2015 as compared to $578,086 for the six months ended June 30, 2014. For the six months ended June 30, 2015, financing activities consisted the repayment of the $40,000 promissory note issued in connection with the acquisition of New Video, payment of principal payments on long-term debt of $37,000, taxes paid in lieu of shares issued for equity-based compensation of $14,320, distributions to a noncontrolling member of $3,154 and principal payments on capital leases of $1,449, partially offset by the excess tax benefits from share-based compensation arrangements of $4,038, contributions from a noncontrolling member of $1,373 and proceeds from stock option exercises of $1,031.
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
Contractual Obligations
As of June 30, 2015, our contractual obligations not reflected on the condensed consolidated balance sheet increased $13,089 to $1,420,242 as compared to $1,407,153 at December 31, 2014. The increase relates primarily to program rights obligations and transmission commitments.
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
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2015, the fair value of our fixed rate debt of $1,360,125 was more than its carrying value of $1,281,975 by $78,150. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2015 would increase the estimated fair value of our fixed rate debt by approximately $37,300 to approximately $1,397,400.
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
As of June 30, 2015, we had $2,723,806 of debt outstanding (excluding capital leases), of which $1,441,831 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2015, we had interest rate swap contracts outstanding with notional amounts aggregating $455,750. The aggregate fair value of interest rate swap contracts at June 30, 2015 was a liability of $4,452 (consisting of $666 included in accrued liabilities and $3,786 in other liabilities). As a result of these transactions, the interest rate paid on approximately 64% of the Company’s debt (excluding capital leases) as of June 30, 2015 is effectively fixed (47% being fixed rate obligations and 17% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $887 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At June 30, 2015, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2015 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
Historically, our exposure to foreign currency fluctuations was limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-funcional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity will result in unrealized transaction gains and losses (based upon period-end exchange rates). Unrealized foreign currency transaction gains or losses are non-cash in nature until such time as the amounts are settled. Realized foreign currency transaction gains and losses will result upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $1,608 of foreign currency transaction gains, net for the six months ended June 30, 2015. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2015, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMC Networks Inc.

Date:	August 6, 2015	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer