Form 10-Q
period 2015-09-30
AMC Networks Inc.
filed 2015-11-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 31, 2015:

Class A Common Stock par value $0.01 per share	60,904,498
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$307,555	$201,367
Accounts receivable, trade (less allowance for doubtful accounts of $4,498 and $4,276)	571,460	587,193
Amounts due from related parties, net	4,033	4,102
Current portion of program rights, net	477,218	437,302
Prepaid expenses and other current assets	83,531	74,294
Deferred tax asset, net	37,537	24,822
Total current assets	1,481,334	1,329,080
Property and equipment, net of accumulated depreciation of $215,324 and $186,242	145,217	133,844
Program rights, net	996,206	959,941
Deferred carriage fees, net	53,199	46,737
Intangible assets, net	549,599	590,824
Goodwill	717,057	734,356
Other assets	227,199	181,805
Total assets	$4,169,811	$3,976,587
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$135,788	$101,866
Accrued liabilities	184,243	204,786
Current portion of program rights obligations	302,473	271,199
Deferred revenue	52,250	36,888
Promissory note payable	—	40,000
Current portion of long-term debt	129,500	74,000
Current portion of capital lease obligations	2,921	2,953
Total current liabilities	807,175	731,692
Program rights obligations	422,930	465,672
Long-term debt	2,576,446	2,685,566
Capital lease obligations	24,815	27,386
Deferred tax liability, net	127,455	128,066
Other liabilities	94,019	85,503
Total liabilities	4,052,840	4,123,885
Commitments and contingencies
Redeemable noncontrolling interests	210,420	204,611
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,108,853 and 61,762,944 shares issued and 60,898,582 and 60,552,673 shares outstanding, respectively	621	618
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	115,579	100,642
Accumulated deficit	(65,190)	(341,889)
Treasury stock, at cost (1,210,271 shares Class A Common Stock, respectively)	(51,993)	(51,993)
Accumulated other comprehensive loss	(118,010)	(79,248)
Total AMC Networks stockholders’ deficiency	(118,878)	(371,755)
Non-redeemable noncontrolling interests	25,429	19,846
Total stockholders’ deficiency	(93,449)	(351,909)
Total liabilities and stockholders’ deficiency	$4,169,811	$3,976,587
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from related parties of $6,407, $6,475, $19,619 and $21,689, respectively)	$632,165	$519,550	$1,901,985	$1,566,197
Operating expenses:
Technical and operating (excluding depreciation and amortization)	293,096	252,556	814,999	701,771
Selling, general and administrative (including charges from related parties of $972, $928, $3,190 and $2,477, respectively)	156,308	132,851	469,767	420,097
Restructuring expense	2,631	5,619	5,941	6,772
Depreciation and amortization	20,862	18,295	62,429	50,220
Total operating expenses	472,897	409,321	1,353,136	1,178,860
Operating income	159,268	110,229	548,849	387,337
Other income (expense):
Interest expense	(31,927)	(31,665)	(97,522)	(97,360)
Interest income	557	349	1,786	1,008
Miscellaneous, net	(7,640)	(11,766)	(6,486)	(16,007)
Total other income (expense)	(39,010)	(43,082)	(102,222)	(112,359)
Income from continuing operations before income taxes	120,258	67,147	446,627	274,978
Income tax expense	(43,358)	(13,078)	(155,609)	(88,742)
Net income from continuing operations	76,900	54,069	291,018	186,236
Loss from discontinued operations, net of income taxes	—	(966)	—	(3,448)
Net income including noncontrolling interests	76,900	53,103	291,018	182,788
Net (income) loss attributable to noncontrolling interests	(4,130)	57	(14,319)	394
Net income attributable to AMC Networks’ stockholders	$72,770	$53,160	$276,699	$183,182

Basic net income per share attributable to AMC Networks’ stockholders:
Net income from continuing operations	$1.00	$0.75	$3.82	$2.59
Loss from discontinued operations	$—	$(0.01)	$—	$(0.04)
Net income	$1.00	$0.74	$3.82	$2.55

Diluted net income per share attributable to AMC Networks’ stockholders:
Net income from continuing operations	$0.99	$0.74	$3.78	$2.57
Loss from discontinued operations	$—	$(0.01)	$—	$(0.05)
Net income	$0.99	$0.73	$3.78	$2.52

Weighted average common shares:
Basic weighted average common shares	72,503	72,075	72,386	71,966
Diluted weighted average common shares	73,222	72,890	73,108	72,604
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$76,900	$53,103	$291,018	$182,788
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,086)	(52,181)	(39,792)	(42,129)
Unrealized gain on interest rate swaps	528	1,571	1,898	3,528
Other comprehensive loss, before income taxes	(2,558)	(50,610)	(37,894)	(38,601)
Income tax expense	(4,532)	(569)	(868)	(1,291)
Other comprehensive loss, net of income taxes	(7,090)	(51,179)	(38,762)	(39,892)
Comprehensive income	69,810	1,924	252,256	142,896
Comprehensive (income) loss attributable to noncontrolling interests	(4,130)	2,467	(14,319)	1,957
Comprehensive income attributable to AMC Networks’ stockholders	$65,680	$4,391	$237,937	$144,853
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$291,018	$182,788
Loss from discontinued operations	—	3,448
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	62,429	50,220
Share-based compensation expense related to equity classified awards	23,910	21,569
Amortization and write-off of program rights	525,609	458,176
Amortization of deferred carriage fees	12,013	8,148
Unrealized foreign currency transaction loss	5,739	14,997
Unrealized loss (gain) on derivative contracts, net	1,355	(2,417)
Amortization of deferred financing costs and discounts on indebtedness	6,743	6,436
Bad debt expense	2,151	2,357
Deferred income taxes	(9,849)	(23,926)
Excess tax benefits from share-based compensation arrangements	(4,297)	(5,662)
Other, net	(2,073)	(2,113)
Changes in assets and liabilities:
Accounts receivable, trade	6,155	7,712
Amounts due from related parties, net	69	3,301
Prepaid expenses and other assets	(43,665)	600
Program rights and obligations, net	(616,047)	(510,384)
Income taxes payable	16,107	18,553
Deferred revenue	15,446	16,219
Deferred carriage fees, net	(18,825)	(13,234)
Accounts payable, accrued expenses and other liabilities	26,985	25,042
Net cash provided by operating activities	300,973	261,830
Cash flows from investing activities:
Capital expenditures	(48,810)	(24,340)
Payments for acquisition of a business, net of cash acquired	(6,545)	(1,024,427)
Purchases of investments	(24,250)	(3,984)
Proceeds from insurance settlements	—	654
Net cash used in investing activities	(79,605)	(1,052,097)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	600,000
Principal payments on long-term debt	(55,500)	—
Payment of Promissory Note	(40,000)	—
Payments for financing costs	—	(9,266)
Deemed repurchases of restricted stock/units	(14,454)	(17,804)
Proceeds from stock option exercises	1,183	1,070
Excess tax benefits from share-based compensation arrangements	4,297	5,662
Principal payments on capital lease obligations	(2,392)	(2,707)
Distributions to noncontrolling interest	(3,154)	—
Contributions from noncontrolling interest	1,354	835
Net cash (used in) provided by financing activities	(108,666)	577,790
Net increase (decrease) in cash and cash equivalents from continuing operations	112,702	(212,477)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(6,514)	(9,897)
Cash and cash equivalents at beginning of period	201,367	521,951
Cash and cash equivalents at end of period	$307,555	$296,622
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(unaudited)

Note 1. Description of Business and Basis of Presentation
Description of Business
AMC Networks Inc. (“AMC Networks”) and its subsidiaries (collectively referred to as the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Principally includes five nationally distributed programming networks: AMC, WE tv, BBC AMERICA, IFC and SundanceTV. These programming networks are distributed throughout the United States (“U.S.”) via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (the Company refers collectively to these cable and other multichannel video programming distributors as “multichannel video programming distributors” or “distributors”). AMC, IFC and SundanceTV are also distributed in Canada. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, which primarily services most of the nationally distributed programming networks.

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

Basis of Presentation
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of AMC Networks and its majority owned or controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Annual Report on Form 10-K (“2014 Form 10-K”) filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in technical and operating expense of $13,199 and $9,030 were recorded for the three months ended September 30, 2015 and 2014, respectively, and program rights write-offs of $26,800 and $16,523 were recorded for the nine months ended September 30, 2015 and 2014, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and intangible assets and income tax assets and liabilities.
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. ASU 2015-03 will be applied retrospectively and is effective for the first quarter of 2016 with early adoption permitted. The adoption of ASU 2015-03, which is planned in the fourth quarter of 2015, is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends current GAAP principles relating to the requirements of the reporting entity to consolidate other legal entities, and may require reporting entities that hold variable interests in other legal entities to re-evaluate consolidation assessments and disclosures. The new standard (i) introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights, (ii) changes the manner in which a reporting entity assesses if an entity is a variable interest entity when decision-making over the entity's most significant activities has been outsourced, (iii) modifies the related-party requirement for the power and economics test when determining the primary beneficiary, and (iv) reduces situations where the related-party tiebreaker test is performed. ASU 2015-02 is effective for the first quarter of 2016 with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money, and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. On July 9, 2015, the FASB voted to approve a one year delay of the effective date of the standard to the first quarter of 2018, and to permit companies to voluntarily adopt the new standard as of the original effective date of January 1, 2017. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
Note 2. Acquisitions
BBC AMERICA
In October 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000. The Company funded the purchase price with cash on hand and a $40,000 promissory note, which was paid on April 23, 2015. In addition to the purchase agreement, such subsidiary entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel and as a result consolidates the results of the joint venture from the date of closing. The joint venture is included in the National Networks operating segment. The Company views this joint venture as an important addition to its overall channel portfolio and programming content strategy.
The acquisition accounting for New Video as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of program rights and related obligations and accrued liabilities.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

Cash paid, net of cash acquired	$159,889
Promissory note	40,000
Total consideration transferred	199,889
Redeemable noncontrolling interest	200,000
$399,889
Preliminary allocation:
Prepaid expenses and other current assets	621
Accounts receivable, trade	32,211
Program rights	73,242
Deferred carriage fees	567
Property and equipment	111
Intangible assets	113,528
Other assets	46,000
Accounts payable and accrued liabilities	(5,376)
Program rights obligations	(30,645)
Deferred revenue	(3,378)
Fair value of net assets acquired	226,881
Goodwill	173,008
$399,889
Chellomedia
In January 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.0 billion). The Company funded the purchase price with cash on hand and an additional $600 million borrowed under its Term Loan A Facility.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is based on (i) the historical consolidated financial statements of the Company, (ii) the historical financial statements of New Video and (iii) the historical combined financial statements of Chellomedia, and is intended to provide information about how these acquisitions and related financing may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2014. The unaudited pro forma financial information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement, estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations (see Note 4). The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had these acquisitions taken place on the date indicated or that may result in the future.

	Pro Forma Financial Information for the
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues, net	$560,315	$1,717,917
Income from continuing operations, net of income taxes	$57,011	$197,201
Net income per share, basic	$0.79	$2.74
Net income per share, diluted	$0.78	$2.72

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Other Acquisitions
In February 2015 and July 2014, the Company acquired the shares of two small international channels. These acquisitions are included in the International and Other segment and build on the Company's international expansion strategy and the potential to provide international long-term growth and value.
Pro forma financial information related to these acquisitions is not provided as the impact was not material to the Company's condensed consolidated financial statements.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	72,503,000	72,075,000	72,386,000	71,966,000
Effect of dilution:
Stock options	117,000	214,000	162,000	174,000
Restricted stock/units	602,000	601,000	560,000	464,000
Diluted weighted average common shares outstanding	73,222,000	72,890,000	73,108,000	72,604,000
For the three and nine months ended September 30, 2015 and September 30, 2014, there were no restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 125,000 and 476,000 restricted stock units for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition on these awards was not met in each of the respective periods.
Note 4. Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 2), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in August 2014. The operating results of discontinued operations included revenues, net of $4,117 and $22,288, and a net loss of $966 and $3,448 for the three and nine months ended September 30, 2014, respectively.
Note 5. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company and the elimination of distribution in certain territories.
The following table summarizes the restructuring expense recognized by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
National Networks	$100	$2,462	$817	$2,462
International & Other	2,531	3,157	5,124	4,310
Total restructuring expense	$2,631	$5,619	$5,941	$6,772

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2014	$6,525	$885	$7,410
Charges incurred	2,380	3,561	5,941
Cash payments	(7,778)	(342)	(8,120)
Non-cash adjustments	—	(3,401)	(3,401)
Currency translation	(35)	(171)	(206)
Balance at September 30, 2015	$1,092	$532	$1,624
Liabilities for restructuring costs of $1,556 and $68 are included in accrued liabilities and other liabilities, respectively, in the condensed consolidated balance sheet at September 30, 2015. The Company expects that the restructuring will be substantially completed during 2015 and the majority of severance and other costs will be paid in 2015.
Note 6. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2014	$250,595	$483,761	$734,356
Additions and purchase accounting adjustments	(3,363)	3,796	433
Amortization of "second component" goodwill	(1,893)	—	(1,893)
Foreign currency translation	—	(15,839)	(15,839)
September 30, 2015	$245,339	$471,718	$717,057
Additions and purchase accounting adjustments included in the National Networks and the International and Other segments relate to the acquisition of New Video and a small international channel, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	September 30, 2015
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$547,531	$(103,141)	$444,390	17 to 25 years
Advertiser relationships	46,282	(3,939)	42,343	11 years
Trade names	46,743	(3,788)	42,955	20 years
Other amortizable intangible assets	15	(4)	11
Total amortizable intangible assets	640,571	(110,872)	529,699
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$660,471	$(110,872)	$549,599
	December 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$555,742	$(80,351)	$475,391
Advertiser relationships	45,827	(655)	45,172
Trade names	52,698	(2,351)	50,347
Other amortizable intangible assets	16	(2)	14
Total amortizable intangible assets	654,283	(83,359)	570,924
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$674,183	$(83,359)	$590,824
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2015 and 2014 was $32,482 and $21,807, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2015	$41,755
2016	37,972
2017	37,972
2018	37,969
2019	37,969
Note 7. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Interest	$21,687	$28,685
Employee related costs	95,066	102,608
Income taxes payable	22,917	11,876
Other accrued expenses	44,573	61,617
Total accrued liabilities	$184,243	$204,786

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 8. Long-term Debt
The Company's long-term debt consists of:

	September 30, 2015	December 31, 2014
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,424,500	$1,480,000
Senior Notes:
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,724,500	2,780,000
Unamortized discount	(18,554)	(20,434)
Long-term debt, net	2,705,946	2,759,566
Current portion of long-term debt	129,500	74,000
Noncurrent portion of long-term debt	$2,576,446	$2,685,566

(a)	The Company’s $500,000 revolving credit facility remains undrawn at September 30, 2015. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
 The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At September 30, 2015:
Assets:
Cash equivalents	$36,112	$—	$36,112
Foreign currency derivatives	$—	$3,665	$3,665
Liabilities:
Interest rate swap contracts	$—	$3,359	$3,359
Foreign currency derivatives	$—	$2,853	$2,853

At December 31, 2014:
Assets:
Cash equivalents	$11,058	$—	$11,058
Foreign currency derivatives	$—	$3,949	$3,949
Liabilities:
Interest rate swap contracts	$—	$6,613	$6,613
Foreign currency derivatives	$—	$2,346	$2,346

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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,423,417	$1,410,255
7.75% Notes due July 2021	690,594	740,320
4.75% Notes due December 2022	591,935	573,000
	$2,705,946	$2,723,575

	December 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,478,659	$1,465,200
7.75% Notes due July 2021	689,659	761,250
4.75% Notes due December 2022	591,248	585,000
	$2,759,566	$2,811,450
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
As of September 30, 2015, the Company had interest rate swap contracts outstanding with notional amounts aggregating $269,188, which consists of interest rate swap contracts with notional amounts of $69,188 that are designated as cash flow hedges

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from October 2015 to July 2017. At September 30, 2015, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
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
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$17	$2,388
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,520	1,808
Foreign currency derivatives	Other assets	2,145	2,141
Liabilities:
Interest rate swap contracts	Accrued liabilities	924	—
Interest rate swap contracts	Other liabilities	2,418	4,225
Foreign currency derivatives	Accrued liabilities	1,292	914
Foreign currency derivatives	Other liabilities	1,561	1,432
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(126)	$185	Interest expense	$654	$(1,386)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2015 and 2014.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)(a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(595)	$(451)	Interest expense	$2,493	$3,979

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2015 and 2014.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(89)	$247	$(584)	$(777)
Foreign currency option contracts	Miscellaneous, net	—	—	—	(1,754)
Foreign currency derivatives	Miscellaneous, net	1,501	683	—	415
Total		$1,412	$930	$(584)	$(2,116)
Note 11. Income Taxes
For the three and nine months ended September 30, 2015, income tax expense attributable to continuing operations was $43,358 and $155,609, respectively, representing an effective tax rate of 36% and 35%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,775 and $9,335, tax benefit of $409 and $6,610 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $4,332 and $14,515 and tax expense of $3,261 and $10,049 resulting from an increase in the valuation allowances for foreign and local taxes for the three and nine months ended September 30, 2015, respectively.
For the three and nine months ended September 30, 2014, income tax expense attributable to continuing operations was $13,078 and $88,742, respectively, representing an effective tax rate of 20% and 32%, respectively. The effective tax rate differs from the federal statutory rate of 35% due to state and local income tax expense of $872 and $4,675, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,176 and $10,367, tax benefit of $5,709 and tax expense of $715 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,990 and $8,414, tax expense of $1,930 and $5,089 resulting from an increase in valuation allowances for foreign and local taxes partially offset by a decrease in the valuation allowance for foreign tax credits and tax benefit of $1,350 and tax expense of $802 for the effect of acquisition costs and other items for the three and nine months ended September 30, 2014. The tax benefit relating to reductions in uncertain tax positions is primarily due to an audit settlement and a re-evaluation of certain prior year positions.
At September 30, 2015, the Company had foreign tax credit carry forwards of approximately $35,000, expiring on various dates from 2016 through 2025. For the nine months ended September 30, 2015, excess tax benefits of $4,297 relating to share-based compensation awards and $1,200 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 12. Commitments
As of September 30, 2015, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $66,074 to $1,473,227 as compared to $1,407,153 at December 31, 2014. The increase relates primarily to program rights obligations and transmission commitments.
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
During the nine months ended September 30, 2015, 416,945 restricted stock units of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 172,947 restricted stock units were surrendered to the Company to cover the required statutory tax withholding obligations and 243,998 new shares of the Company's Class A Common Stock were issued in respect of the remaining restricted stock units. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $14,454, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2015 was $7,821 and $23,910, respectively and $7,730 and $21,569 for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015, there was $64,451 of total unrecognized share-based compensation cost related to outstanding unvested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.9 years.
Note 14. Redeemable Noncontrolling Interests
In connection with the acquisition of the 49.9% interest in New Video in October 2014, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversaries of the Joint Venture Agreement.
Additionally, in connection with the creation of another joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.
Because exercise of these put rights is outside of the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interests outside of stockholders' deficiency in the Company's condensed consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the nine months ended September 30, 2015 is presented below.

Nine Months Ended September 30, 2015
Beginning balance	$204,611
Net earnings	8,988
Distributions	(3,154)
Other	(25)
Ending balance	$210,420
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
The Company records revenues, net from subsidiaries of Cablevision and MSG. Revenues, net from related parties amounted to $6,407 and $6,475 for the three months ended September 30, 2015 and 2014, respectively. Revenues, net from related parties amounted to $19,619 and $21,689 for the nine months ended September 30, 2015 and 2014, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $972 and $928 for the three months ended September 30, 2015 and 2014, respectively. Selling, general and administrative expenses with its related parties amounted to $3,190 and $2,477 for the nine months ended September 30, 2015 and 2014, respectively.
Note 16. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Nine Months Ended September 30,
	2015	2014
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations	—	9,599
Capital expenditures incurred but not yet paid	1,393	1,461
Supplemental Data:
Cash interest paid — continuing operations	98,028	98,592
Income taxes paid, net — continuing operations	146,264	75,656
Note 17. Accumulated Other Comprehensive (Loss) Income
The following table details the components of accumulated other comprehensive (loss) income:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(77,492)	$(1,756)	$(79,248)	$—	$(4,495)	$(4,495)
Other comprehensive (loss) income before reclassifications	(39,792)	(595)	(40,387)	(42,129)	(451)	(42,580)
Amounts reclassified from accumulated other comprehensive loss	—	2,493	2,493	—	3,979	3,979
Net current-period other comprehensive (loss) income, before income taxes	(39,792)	1,898	(37,894)	(42,129)	3,528	(38,601)
Income tax expense	(174)	(694)	(868)	—	(1,291)	(1,291)
Net current-period other comprehensive (loss) income, net of income taxes	(39,966)	1,204	(38,762)	(42,129)	2,237	(39,892)
Ending balance	$(117,458)	$(552)	$(118,010)	$(42,129)	$(2,258)	$(44,387)

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

	Three Months Ended September 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$210,194	$20,645	$—	$230,839
Distribution	311,446	93,458	(3,578)	401,326
Consolidated revenues, net	$521,640	$114,103	$(3,578)	$632,165
Adjusted operating cash flow	$186,574	$6,749	$(2,741)	$190,582
Depreciation and amortization	(7,337)	(13,525)	—	(20,862)
Share-based compensation expense	(6,039)	(1,782)	—	(7,821)
Restructuring expense	(100)	(2,531)	—	(2,631)
Operating income (loss)	$173,098	$(11,089)	$(2,741)	$159,268

	Three Months Ended September 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$137,993	$15,991	$—	$153,984
Distribution	259,422	106,721	(577)	365,566
Consolidated revenues, net	$397,415	$122,712	$(577)	$519,550
Adjusted operating cash flow	$128,582	$12,875	$416	$141,873
Depreciation and amortization	(5,205)	(13,090)	—	(18,295)
Share-based compensation expense	(5,661)	(2,069)	—	(7,730)
Restructuring expense	(2,462)	(3,157)	—	(5,619)
Operating income (loss)	$115,254	$(5,441)	$416	$110,229

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$656,345	$61,226	$—	$717,571
Distribution	916,751	272,115	(4,452)	1,184,414
Consolidated revenues, net	$1,573,096	$333,341	$(4,452)	$1,901,985
Adjusted operating cash flow	$622,385	$21,038	$(2,294)	$641,129
Depreciation and amortization	(21,911)	(40,518)	—	(62,429)
Share-based compensation expense	(18,492)	(5,418)	—	(23,910)
Restructuring expense	(817)	(5,124)	—	(5,941)
Operating income (loss)	$581,165	$(30,022)	$(2,294)	$548,849
Capital expenditures	$17,095	$31,715	$—	$48,810

	Nine Months Ended September 30, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$509,733	$40,481	$—	$550,214
Distribution	734,366	283,409	(1,792)	1,015,983
Consolidated revenues, net	$1,244,099	$323,890	$(1,792)	$1,566,197
Adjusted operating cash flow	$443,246	$21,363	$1,289	$465,898
Depreciation and amortization	(15,158)	(35,062)	—	(50,220)
Share-based compensation expense	(16,450)	(5,119)	—	(21,569)
Restructuring expense	(2,462)	(4,310)	—	(6,772)
Operating income (loss)	$409,176	$(23,128)	$1,289	$387,337
Capital expenditures	$7,744	$16,596	$—	$24,340
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as distribution licensing revenues recognized between the National Networks and International and Other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Inter-segment revenues
National Networks	$(3,563)	$(407)	$(4,351)	$(1,397)
International and Other	(15)	(170)	(101)	(395)
	$(3,578)	$(577)	$(4,452)	$(1,792)
The table below summarizes revenues based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
United States	$512,062	$399,597	$1,548,145	$1,232,357
Europe	84,415	89,088	238,357	252,724
Other	35,688	30,865	115,483	81,116
	$632,165	$519,550	$1,901,985	$1,566,197

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	September 30, 2015	December 31, 2014
Property and equipment, net
United States	$86,024	$79,832
Europe	39,130	33,380
Other	20,063	20,632
	$145,217	$133,844
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$485	$155,366	$151,704	$—	$307,555
Accounts receivable, trade (less allowance for doubtful accounts)	—	422,052	149,408	—	571,460
Amounts due from related parties, net	—	3,786	247	—	4,033
Current portion of program rights, net	—	348,128	129,090	—	477,218
Prepaid expenses, other current assets and intercompany receivable	35,425	152,822	17,466	(122,182)	83,531
Deferred tax asset, net	35,834	—	1,703	—	37,537
Total current assets	71,744	1,082,154	449,618	(122,182)	1,481,334
Property and equipment, net of accumulated depreciation	—	86,026	59,191	—	145,217
Investment in affiliates	2,064,388	778,605	—	(2,842,993)	—
Program rights, net	—	890,235	105,971	—	996,206
Long-term intercompany notes receivable	617,567	400,204	(864)	(1,016,907)	—
Deferred carriage fees, net	—	50,404	2,795	—	53,199
Intangible assets, net	—	192,477	357,122	—	549,599
Goodwill	—	72,331	644,726	—	717,057
Other assets	21,898	97,428	107,873	—	227,199
Total assets	$2,775,597	$3,649,864	$1,726,432	$(3,982,082)	$4,169,811
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6	$97,973	$37,809	$—	$135,788
Accrued liabilities and intercompany payable	43,192	134,803	128,430	(122,182)	184,243
Current portion of program rights obligations	—	222,708	79,765	—	302,473
Deferred revenue	—	42,918	9,332	—	52,250
Current portion of long-term debt	129,500	—	—	—	129,500
Current portion of capital lease obligations	—	2,346	575	—	2,921
Total current liabilities	172,698	500,748	255,911	(122,182)	807,175
Program rights obligations	—	403,332	19,598	—	422,930
Long-term debt	2,576,446	—	—	—	2,576,446
Capital lease obligations	—	9,918	14,897	—	24,815
Deferred tax liability, net	114,085	—	13,370	—	127,455
Other liabilities and intercompany notes payable	31,246	671,478	408,202	(1,016,907)	94,019
Total liabilities	2,894,475	1,585,476	711,978	(1,139,089)	4,052,840
Commitments and contingencies
Redeemable noncontrolling interests	—	—	210,420	—	210,420
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(118,878)	2,064,388	778,605	(2,842,993)	(118,878)
Total AMC Networks stockholders’ (deficiency) equity	(118,878)	2,064,388	778,605	(2,842,993)	(118,878)
Non-redeemable noncontrolling interests	—	—	25,429	—	25,429
Total stockholders' (deficiency) equity	(118,878)	2,064,388	804,034	(2,842,993)	(93,449)
Total liabilities and stockholders’ (deficiency) equity	$2,775,597	$3,649,864	$1,726,432	$(3,982,082)	$4,169,811

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$494,636	$137,704	$(175)	$632,165
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	220,918	72,366	(188)	293,096
Selling, general and administrative	—	112,607	43,727	(26)	156,308
Restructuring expense	—	230	2,401	—	2,631
Depreciation and amortization	—	9,344	11,518	—	20,862
Total operating expenses	—	343,099	130,012	(214)	472,897
Operating income	—	151,537	7,692	39	159,268
Other income (expense):
Interest expense, net	(19,197)	(2,898)	(9,275)	—	(31,370)
Share of affiliates' income	119,870	(25,028)	—	(94,842)	—
Miscellaneous, net	1,707	(1,291)	(8,017)	(39)	(7,640)
Total other income (expense)	102,380	(29,217)	(17,292)	(94,881)	(39,010)
Income from continuing operations before income taxes	102,380	122,320	(9,600)	(94,842)	120,258
Income tax expense	(29,610)	(2,450)	(11,298)	—	(43,358)
Income (loss) from continuing operations	72,770	119,870	(20,898)	(94,842)	76,900
Net income (loss) including noncontrolling interest	72,770	119,870	(20,898)	(94,842)	76,900
Net income attributable to noncontrolling interests	—	—	(4,130)	—	(4,130)
Net income (loss) attributable to AMC Networks' stockholders	$72,770	$119,870	$(25,028)	$(94,842)	$72,770

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$420,227	$99,323	$—	$519,550
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	196,783	55,773	—	252,556
Selling, general and administrative	—	104,176	28,675	—	132,851
Restructuring expense	—	4,746	873	—	5,619
Depreciation and amortization	—	9,045	9,250	—	18,295
Total operating expenses	—	314,750	94,571	—	409,321
Operating income	—	105,477	4,752	—	110,229
Other income (expense):
Interest expense, net	(17,512)	(11,904)	(1,900)	—	(31,316)
Share of affiliates' income	151,603	(1,538)	—	(150,065)	—
Miscellaneous, net	(57,230)	50,264	(4,800)	—	(11,766)
Total other income (expense)	76,861	36,822	(6,700)	(150,065)	(43,082)
Income (loss) from continuing operations before income taxes	76,861	142,299	(1,948)	(150,065)	67,147
Income tax (expense) benefit	(23,701)	8,853	1,770	—	(13,078)
Income (loss) from continuing operations	53,160	151,152	(178)	(150,065)	54,069
Loss from discontinued operations, net of income taxes	—	—	(966)	—	(966)
Net income (loss) including noncontrolling interest	53,160	151,152	(1,144)	(150,065)	53,103
Net (income) loss attributable to noncontrolling interests	—	451	(394)	—	57
Net income (loss) attributable to AMC Networks' stockholders	$53,160	$151,603	$(1,538)	$(150,065)	$53,160

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,498,447	$404,116	$(578)	$1,901,985
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	607,176	208,388	(565)	814,999
Selling, general and administrative	—	345,174	124,637	(44)	469,767
Restructuring expense	—	902	5,039	—	5,941
Depreciation and amortization	—	27,514	34,915	—	62,429
Total operating expenses	—	980,766	372,979	(609)	1,353,136
Operating income	—	517,681	31,137	31	548,849
Other income (expense):
Interest expense, net	(59,571)	(15,688)	(20,477)	—	(95,736)
Share of affiliates' income	522,142	(17,272)	—	(504,870)	—
Miscellaneous, net	(50,645)	44,421	(231)	(31)	(6,486)
Total other income (expense)	411,926	11,461	(20,708)	(504,901)	(102,222)
Income from continuing operations before income taxes	411,926	529,142	10,429	(504,870)	446,627
Income tax expense	(135,227)	(7,000)	(13,382)	—	(155,609)
Income (loss) from continuing operations	276,699	522,142	(2,953)	(504,870)	291,018
Net income (loss) including noncontrolling interest	276,699	522,142	(2,953)	(504,870)	291,018
Net income attributable to noncontrolling interests	—	—	(14,319)	—	(14,319)
Net income (loss) attributable to AMC Networks' stockholders	$276,699	$522,142	$(17,272)	$(504,870)	$276,699

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,293,088	$273,109	$—	$1,566,197
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	553,755	148,016	—	701,771
Selling, general and administrative	—	345,516	74,571	10	420,097
Restructuring expense	—	4,746	2,026	—	6,772
Depreciation and amortization	—	25,765	24,455	—	50,220
Total operating expenses	—	929,782	249,068	10	1,178,860
Operating income	—	363,306	24,041	(10)	387,337
Other income (expense):
Interest expense, net	(59,697)	(32,489)	(4,166)	—	(96,352)
Share of affiliates' income	390,479	4,532	—	(395,011)	—
Miscellaneous, net	(55,388)	49,930	(10,559)	10	(16,007)
Total other income (expense)	275,394	21,973	(14,725)	(395,001)	(112,359)
Income from continuing operations before income taxes	275,394	385,279	9,316	(395,011)	274,978
Income tax (expense) benefit	(92,212)	3,895	(425)	—	(88,742)
Income from continuing operations	183,182	389,174	8,891	(395,011)	186,236
Loss from discontinued operations, net of income taxes	—	—	(3,448)	—	(3,448)
Net income including noncontrolling interest	183,182	389,174	5,443	(395,011)	182,788
Net (income) loss attributable to noncontrolling interests	—	1,305	(911)	—	394
Net income attributable to AMC Networks' stockholders	$183,182	$390,479	$4,532	$(395,011)	$183,182

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$72,770	$119,870	$(20,898)	$(94,842)	$76,900
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,121)	(5,121)	2,035	5,121	(3,086)
Unrealized gain on interest rate swaps	528	—	—	—	528
Other comprehensive (loss) income, before income taxes	(4,593)	(5,121)	2,035	5,121	(2,558)
Income tax expense	(4,532)	—	—	—	(4,532)
Other comprehensive (loss) income, net of income taxes	(9,125)	(5,121)	2,035	5,121	(7,090)
Comprehensive income (loss)	63,645	114,749	(18,863)	(89,721)	69,810
Comprehensive (income) attributable to noncontrolling interests	—	—	(4,130)	—	(4,130)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$63,645	$114,749	$(22,993)	$(89,721)	$65,680

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$53,160	$151,152	$(1,144)	$(150,065)	$53,103
Other comprehensive income (loss):
Foreign currency translation adjustment	(57,503)	(61,207)	5,322	61,207	(52,181)
Unrealized gain on interest rate swaps	1,571	—	—	—	1,571
Other comprehensive (loss) income, before income taxes	(55,932)	(61,207)	5,322	61,207	(50,610)
Income tax expense	(569)	—	—	—	(569)
Other comprehensive (loss) income, net of income taxes	(56,501)	(61,207)	5,322	61,207	(51,179)
Comprehensive (loss) income	(3,341)	89,945	4,178	(88,858)	1,924
Comprehensive loss attributable to noncontrolling interests	—	451	2,016	—	2,467
Comprehensive (loss) income attributable to AMC Networks' stockholders	$(3,341)	$90,396	$6,194	$(88,858)	$4,391

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$276,699	$522,142	$(2,953)	$(504,870)	$291,018
Other comprehensive income (loss):
Foreign currency translation adjustment	(69,241)	(69,241)	29,449	69,241	(39,792)
Unrealized gain on interest rate swaps	1,898	—	—	—	1,898
Other comprehensive (loss) income, before income taxes	(67,343)	(69,241)	29,449	69,241	(37,894)
Income tax expense	(868)	—	—	—	(868)
Other comprehensive (loss) income, net of income taxes	(68,211)	(69,241)	29,449	69,241	(38,762)
Comprehensive income (loss)	208,488	452,901	26,496	(435,629)	252,256
Comprehensive (income) attributable to noncontrolling interests	—	—	(14,319)	—	(14,319)
Comprehensive income attributable to AMC Networks' stockholders	$208,488	$452,901	$12,177	$(435,629)	$237,937

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$183,182	$389,174	$5,443	$(395,011)	$182,788
Other comprehensive income (loss):
Foreign currency translation adjustment	(42,129)	(45,833)	—	45,833	(42,129)
Unrealized gain on interest rate swaps	3,528	—	—	—	3,528
Other comprehensive loss, before income taxes	(38,601)	(45,833)	—	45,833	(38,601)
Income tax expense	(1,291)	—	—	—	(1,291)
Other comprehensive loss, net of income taxes	(39,892)	(45,833)	—	45,833	(39,892)
Comprehensive income	143,290	343,341	5,443	(349,178)	142,896
Comprehensive loss attributable to noncontrolling interests	—	1,305	652	—	1,957
Comprehensive income attributable to AMC Networks' stockholders	$143,290	$344,646	$6,095	$(349,178)	$144,853

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$287,714	$171,707	$344,993	$(503,441)	$300,973
Cash flows from investing activities:
Capital expenditures	(9)	(31,276)	(17,525)	—	(48,810)
Payments for acquisitions, net of cash acquired	—	—	(6,545)	—	(6,545)
Acquisition of investments	—	—	(24,250)	—	(24,250)
(Increase) decrease to investment in affiliates	(152,175)	2,238	(284,160)	434,097	—
Net cash used in investing activities	(152,184)	(29,038)	(332,480)	434,097	(79,605)
Cash flows from financing activities:
Principal payments on long-term debt	(55,500)	—	—	—	(55,500)
Payment of Promissory Note	—	—	(40,000)		(40,000)
Deemed repurchases of restricted stock/units	(14,454)	—	—	—	(14,454)
Proceeds from stock option exercises	1,183	—	—	—	1,183
Excess tax benefits from share-based compensation arrangements	4,297	—	—	—	4,297
Principal payments on capital lease obligations	—	(1,635)	(757)	—	(2,392)
Distributions to noncontrolling interest	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling interest	—	—	1,354	—	1,354
Net cash used in financing activities	(64,474)	(1,635)	(42,557)	—	(108,666)
Net increase (decrease) in cash and cash equivalents from continuing operations	71,056	141,034	(30,044)	(69,344)	112,702
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	—	—	—
Net decrease in cash and cash equivalents from discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(72,152)	(69,344)	65,638	69,344	(6,514)
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$485	$155,366	$151,704	$—	$307,555

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$166,339	$292,623	$25,668	$(222,800)	$261,830
Cash flows from investing activities:
Capital expenditures	(1,426)	(16,144)	(6,770)	—	(24,340)
Payment for acquisition of a business, net of cash acquired	—	—	(1,024,427)	—	(1,024,427)
Acquisition of investments	—	(3,482)	(502)	—	(3,984)
Proceeds from insurance settlements	—	654	—	—	654
(Increase) decrease to investment in affiliates	(43,581)	(133,386)	—	176,967	—
Net cash used in investing activities	(45,007)	(152,358)	(1,031,699)	176,967	(1,052,097)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Purchase of treasury stock	(17,804)	—	—	—	(17,804)
Proceeds from stock option exercises	1,070	—	—	—	1,070
Excess tax benefits from share-based compensation arrangements	5,662	—	—	—	5,662
Principal payments on capital lease obligations	—	(1,382)	(1,325)	—	(2,707)
Long-term intercompany debt	(651,405)	651,405	—	—	—
Cash contributions from member	—	(1,046,413)	1,046,413	—	—
Contributions from noncontrolling interest	—	—	835	—	835
Net cash (used in) provided by financing activities	(71,743)	(396,390)	1,045,923	—	577,790
Net increase (decrease) in cash and cash equivalents from continuing operations	49,589	(256,125)	39,892	(45,833)	(212,477)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,955)	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,955)	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(45,833)	(45,833)	35,936	45,833	(9,897)
Cash and cash equivalents at beginning of period	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of period	$4,698	$217,434	$74,490	$—	$296,622

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•    the level of our revenues;
•    market demand for our programming networks and our programming;
•    demand for advertising inventory;

•	our ability to maintain and renew distribution or affiliation agreements with video programming distributors;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and independent film distribution businesses;

•	market demand for our independent film distribution business;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2015, as well as an analysis of our cash flows for the nine months ended September 30, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2015 as compared to December 31, 2014.
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

Items Impacting Comparability
The comparability of our results of operations between the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 have been impacted by the following significant acquisitions.
BBC AMERICA
On October 23, 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which, such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA. The Company has operational control of New Video and the BBC AMERICA channel. The joint venture’s results are consolidated in the financial results of AMC Networks from the acquisition date and included in the National Networks operating segment.
Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc. This acquisition has been included in our operating results since the acquisition date and included in the International and Other operating segment. The operating businesses of Chellomedia were rebranded in 2014 as AMC Networks International.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net
National Networks	$521,640	$397,415	$1,573,096	$1,244,099
International and Other	114,103	122,712	333,341	323,890
Inter-segment eliminations	(3,578)	(577)	(4,452)	(1,792)
Consolidated revenues, net	$632,165	$519,550	$1,901,985	$1,566,197
Operating income (loss)
National Networks	$173,098	$115,254	$581,165	$409,176
International and Other	(11,089)	(5,441)	(30,022)	(23,128)
Inter-segment eliminations	(2,741)	416	(2,294)	1,289
Consolidated operating income	$159,268	$110,229	$548,849	$387,337
AOCF
National Networks	$186,574	$128,582	$622,385	$443,246
International and Other	6,749	12,875	21,038	21,363
Inter-segment eliminations	(2,741)	416	(2,294)	1,289
Consolidated AOCF	$190,582	$141,873	$641,129	$465,898
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income	$159,268	$110,229	$548,849	$387,337
Share-based compensation expense	7,821	7,730	23,910	21,569
Restructuring expense	2,631	5,619	5,941	6,772
Depreciation and amortization	20,862	18,295	62,429	50,220
AOCF	$190,582	$141,873	$641,129	$465,898
National Networks
In our National Networks segment, which accounted for 83% of our consolidated revenues for the nine months ended September 30, 2015, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit for which our programming networks generally guarantee specified viewer ratings for their programming.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $12,087 and $8,877 were recorded for the three months ended September 30, 2015 and 2014, respectively, and program rights write-offs of $25,667 and $16,319 were recorded for the nine months ended September 30, 2015 and 2014, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 17% of our consolidated revenues for the nine months ended September 30, 2015, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under multi-year contracts, commonly referred to as “affiliation agreements,” which may provide for annual affiliation rate increases. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
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

Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in some territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally” in our 2014 Form 10-K.
Corporate Expenses
We allocate corporate overhead to each segment based upon its proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$632,165	100.0%	$519,550	100.0%	$112,615	21.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	293,096	46.4	252,556	48.6	40,540	16.1
Selling, general and administrative	156,308	24.7	132,851	25.6	23,457	17.7
Restructuring expense	2,631	0.4	5,619	1.1	(2,988)	(53.2)
Depreciation and amortization	20,862	3.3	18,295	3.5	2,567	14.0
Total operating expenses	472,897	74.8	409,321	78.8	63,576	15.5
Operating income	159,268	25.2	110,229	21.2	49,039	44.5
Other income (expense):
Interest expense, net	(31,370)	(5.0)	(31,316)	(6.0)	(54)	0.2
Miscellaneous, net	(7,640)	(1.2)	(11,766)	(2.3)	4,126	(35.1)%
Total other income (expense)	(39,010)	(6.2)	(43,082)	(8.3)	4,072	(9.5)
Net income from continuing operations before income taxes	120,258	19.0	67,147	12.9	53,111	79.1
Income tax expense	(43,358)	(6.9)	(13,078)	(2.5)	(30,280)	231.5
Income from continuing operations	76,900	12.2	54,069	10.4	22,831	42.2
Loss from discontinued operations, net of income taxes	—	—	(966)	(0.2)	966	n/m
Net income including noncontrolling interests	76,900	12.2	53,103	10.2	23,797	44.8
Net (income) loss attributable to noncontrolling interests	(4,130)	(0.7)	57	—	(4,187)	n/m
Net income attributable to AMC Networks’ stockholders	$72,770	11.5%	$53,160	10.2%	$19,610	36.9%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended September 30,
	2015	2014	$ change	% change
Operating income	$159,268	$110,229	$49,039	44.5%
Share-based compensation expense	7,821	7,730	91	1.2
Restructuring expense	2,631	5,619	(2,988)	(53.2)
Depreciation and amortization	20,862	18,295	2,567	14.0
Consolidated AOCF	$190,582	$141,873	$48,709	34.3%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$521,640	100.0%	$397,415	100.0%	$124,225	31.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	223,521	42.8	185,122	46.6	38,399	20.7
Selling, general and administrative	117,584	22.5	89,372	22.5	28,212	31.6
Restructuring expense	100	—	2,462	0.6	(2,362)	n/m
Depreciation and amortization	7,337	1.4	5,205	1.3	2,132	41.0
Operating income	$173,098	33.2%	$115,254	29.0%	$57,844	50.2%
Share-based compensation expense	6,039	1.2	5,661	1.4	378	6.7
Depreciation and amortization	7,337	1.4	5,205	1.3	2,132	41.0
Restructuring expense	100	—	2,462	0.6	(2,362)	n/m
AOCF	$186,574	35.8%	$128,582	32.4%	$57,992	45.1%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$114,103	100.0%	$122,712	100.0%	$(8,609)	(7.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	70,400	61.7	68,411	55.7	1,989	2.9
Selling, general and administrative	38,736	33.9	43,495	35.4	(4,759)	(10.9)
Restructuring expense	2,531	2.2	3,157	2.6	(626)	(19.8)
Depreciation and amortization	13,525	11.9	13,090	10.7	435	3.3
Operating loss	$(11,089)	(9.7)%	$(5,441)	(4.4)%	$(5,648)	103.8%
Share-based compensation expense	1,782	1.6	2,069	1.7	(287)	(13.9)
Depreciation and amortization	13,525	11.9	13,090	10.7	435	3.3
Restructuring expense	2,531	2.2	3,157	2.6	(626)	(19.8)
AOCF	$6,749	5.9%	$12,875	10.5%	$(6,126)	(47.6)%

Revenues, net
Revenues, net increased $112,615 to $632,165 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The net change by segment was as follows:

	Three Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$521,640	82.5%	$397,415	76.5%	$124,225	31.3%
International and Other	114,103	18.0	122,712	23.6	(8,609)	(7.0)
Inter-segment eliminations	(3,578)	(0.6)	(577)	(0.1)	(3,001)	n/m
Consolidated revenues, net	$632,165	100.0%	$519,550	100.0%	$112,615	21.7%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$210,194	40.3%	$137,993	34.7%	$72,201	52.3%
Distribution	311,446	59.7	259,422	65.3	52,024	20.1
	$521,640	100.0%	$397,415	100.0%	$124,225	31.3%

•
Advertising revenues increased $72,201 across all of our networks, with the largest increase at AMC as well as the inclusion of the results of BBC AMERICA. This increase resulted from higher pricing per unit sold due to an increased demand for our programming by advertisers at all of our networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $52,024 due to an increase of $39,088 principally from affiliation fee revenues across all of our networks, with the largest increase at AMC as well as the inclusion of the results of BBC AMERICA. The increase in affiliation fee revenues resulted from an increase in rates, primarily at AMC, from recent renewals. Additionally, digital distribution and licensing revenues derived from our original programming increased. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•	The increase in total revenues, net of $124,225 includes $37,493 due to the inclusion of the results of BBC AMERICA for the three months ended September 30, 2015.
The following table presents certain subscriber information at September 30, 2015, June 30, 2015 and September 30, 2014:

	Estimated Domestic Subscribers (1)
National Programming Networks:	September 30, 2015	June 30, 2015	September 30, 2014
AMC	93,800	94,500	95,600
WE tv	86,500	85,400	85,300
BBC AMERICA (2)	77,100	77,800	78,500
IFC	71,700	72,900	73,000
SundanceTV	60,100	60,800	56,700
_________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

(2)	Acquired in October 2014 (see discussion above).

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$20,645	18.1%	$15,991	13.0%	$4,654	29.1%
Distribution	93,458	81.9	106,721	87.0	(13,263)	(12.4)
	$114,103	100.0%	$122,712	100.0%	$(8,609)	(7.0)%
The increase in advertising revenues is due to an increase at AMC Networks International principally due to increased demand for our programming by advertisers, which was partially offset by the unfavorable impact of foreign currency fluctuations of approximately $2,100. The decrease in distribution revenues is primarily due to a net decrease at AMC Networks International of $7,366 principally due to the unfavorable impact of foreign currency translation of approximately $10,700, partially offset by growth in distribution revenues. In addition, distribution revenues at IFC Films decreased $6,135 primarily due to the release of Boyhood in July 2014.
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
Technical and operating expense (excluding depreciation and amortization) increased $40,540 to $293,096 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The net change by segment was as follows:

	Three Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$223,521	$185,122	$38,399	20.7%
International and Other	70,400	68,411	1,989	2.9
Inter-segment eliminations	(825)	(977)	152	(15.6)
Total	$293,096	$252,556	$40,540	16.1%
Percentage of revenues, net	46.4%	48.6%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $21,442 and an increase of $16,957 for other direct programming related costs, primarily participation and residuals, and other development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series and the inclusion of the results of BBC AMERICA for the three months ended September 30, 2015. Program rights amortization expense for the three months ended September 30, 2015 includes write-offs of $12,087 primarily related to management's assessment of programming usefulness of certain scripted series at SundanceTV and unscripted series at WE tv, as compared to write-offs of $8,877 for the three months ended September 30, 2014 based on management's assessment of programming usefulness of certain unscripted series, primarily at AMC. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $586 and an increase in content acquisition costs at IFC Films of $958. The increase at AMC Networks International was due to an increase in program rights amortization expense and other direct programming related costs, which was substantially offset by a favorable impact of foreign currency translation of approximately $7,200.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $23,457 to $156,308 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The net change by segment was as follows:

	Three Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$117,584	$89,372	$28,212	31.6%
International and Other	38,736	43,495	(4,759)	(10.9)
Inter-segment eliminations	(12)	(16)	4	(25.0)
Total	$156,308	$132,851	$23,457	17.7%
Percentage of revenues, net	24.7%	25.6%
National Networks
The increase in the National Networks segment was primarily attributable to an increase in marketing costs of $14,275 attributable to the promotion of our original programming, an increase in advertising sales related expenses of $4,565 due to the overall increase in advertising sales revenue, an increase in general and administrative expenses of $4,980 primarily due to increased corporate allocations, and an increase in share-based compensation expense and expenses relating to long-term incentive compensation of $4,065. These increases are affected by the inclusion of the results of BBC AMERICA for the three months ended September 30, 2015. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a decrease in marketing and selling expenses at IFC Films of $7,090 principally due to the exploitation of Boyhood released in July 2014, partially offset by an increase in selling, general and administrative expenses of $2,570, net of favorable foreign currency translation of approximately $2,600 at AMC Networks International.
Restructuring expense
The restructuring expense of $2,631 during the three months ended September 30, 2015 is principally due to a charge of $2,531 in the International and Other segment related to the elimination of distribution in certain territories and severance charges incurred related to employee terminations associated with the elimination of certain positions.
The restructuring expense of $5,619 during the three months ended September 30, 2014 is principally due to severance charges incurred related to employee terminations associated with the elimination of certain positions.
Depreciation and amortization
Depreciation and amortization increased $2,567 to $20,862 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The net change by segment was as follows:

	Three Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$7,337	$5,205	$2,132	41.0%
International and Other	13,525	13,090	435	3.3
	$20,862	$18,295	$2,567	14.0%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in amortization expense of $1,937 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition.

AOCF
AOCF increased $48,709 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The net change by segment was as follows:

	Three Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$186,574	$128,582	$57,992	45.1%
International and Other	6,749	12,875	(6,126)	(47.6)
Inter-segment eliminations	(2,741)	416	(3,157)	n/m
AOCF	$190,582	$141,873	$48,709	34.3%
National Networks AOCF increased due to an increase in revenues, net of $124,225, partially offset by an increase in technical and operating expenses of $38,399 resulting primarily from an increase in program rights expense driven by increased amortization and an increase in selling, general and administrative expenses of $27,834. Additionally, National Networks AOCF increased due to the inclusion of the results of BBC AMERICA for the three months ended September 30, 2015. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased primarily due to a decrease in revenues, net of $8,609 and an increase in technical and operating expenses of $1,989, partially offset by a decrease in selling, general and administrative expenses of $4,472. In addition to these factors, foreign currency translation had an unfavorable impact to AOCF of approximately $3,000.
Miscellaneous, net
The decrease in miscellaneous, net of $4,126 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily the result of a decrease in foreign currency transaction losses of $1,878 due to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, an increase in the net earnings of our equity method investments of $1,256, and an increase in a gain of $818 on derivative contracts.
Income tax expense
For the three months ended September 30, 2015, income tax expense attributable to continuing operations was $43,358 representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,775, tax benefit of $409 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $4,332 and tax expense of $3,261 resulting from an increase in the valuation allowances for foreign and local taxes for the three months ended September 30, 2015.
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
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests consists of the noncontrolling parties' share of net earnings of consolidated joint ventures. The net change for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is due to the impact of the acquisition of BBC AMERICA (October 23, 2014).

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,901,985	100.0%	$1,566,197	100.0%	$335,788	21.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	814,999	42.8	701,771	44.8	113,228	16.1
Selling, general and administrative	469,767	24.7	420,097	26.8	49,670	11.8
Restructuring expense	5,941	0.3	6,772	0.4	(831)	(12.3)
Depreciation and amortization	62,429	3.3	50,220	3.2	12,209	24.3
Total operating expenses	1,353,136	71.1	1,178,860	75.3	174,276	14.8
Operating income	548,849	28.9	387,337	24.7	161,512	41.7
Other income (expense):
Interest expense, net	(95,736)	(5.0)	(96,352)	(6.2)	616	(0.6)
Miscellaneous, net	(6,486)	(0.3)	(16,007)	(1.0)	9,521	(59.5)
Total other income (expense)	(102,222)	(5.4)	(112,359)	(7.2)	10,137	(9.0)
Net income from continuing operations before income taxes	446,627	23.5	274,978	17.6	171,649	62.4
Income tax expense	(155,609)	(8.2)	(88,742)	(5.7)	(66,867)	75.3
Income from continuing operations	291,018	15.3	186,236	11.9	104,782	56.3
Loss from discontinued operations, net of income taxes	—	—	(3,448)	(0.2)	3,448	n/m
Net income including noncontrolling interests	291,018	15.3	182,788	11.7	108,230	59.2
Net (income) loss attributable to noncontrolling interests	(14,319)	(0.8)	394	—	(14,713)	n/m
Net income attributable to AMC Networks’ stockholders	$276,699	14.5%	$183,182	11.7%	$93,517	51.1%
The following is a reconciliation of our consolidated operating income to AOCF:

	Nine Months Ended September 30,
	2015	2014	$ change	% change
Operating income	$548,849	$387,337	$161,512	41.7%
Share-based compensation expense	23,910	21,569	2,341	10.9
Restructuring expense	5,941	6,772	(831)	(12.3)
Depreciation and amortization	62,429	50,220	12,209	24.3
Consolidated AOCF	$641,129	$465,898	$175,231	37.6%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,573,096	100.0%	$1,244,099	100.0%	$328,997	26.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	612,633	38.9	516,925	41.6	95,708	18.5
Selling, general and administrative	356,570	22.7	300,378	24.1	56,192	18.7
Restructuring expense	817	0.1	2,462	0.2	(1,645)	(66.8)
Depreciation and amortization	21,911	1.4	15,158	1.2	6,753	44.6
Operating income	$581,165	36.9%	$409,176	32.9%	$171,989	42.0%
Share-based compensation expense	18,492	1.2	16,450	1.3	2,042	12.4
Depreciation and amortization	21,911	1.4	15,158	1.2	6,753	44.6
Restructuring expense	817	0.1	2,462	0.2	(1,645)	(66.8)
AOCF	$622,385	39.6%	$443,246	35.6%	$179,139	40.4%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$333,341	100.0%	$323,890	100.0%	$9,451	2.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	204,495	61.3	187,882	58.0	16,613	8.8
Selling, general and administrative	113,226	34.0	119,764	37.0	(6,538)	(5.5)
Restructuring expense	5,124	1.5	4,310	1.3	814	18.9
Depreciation and amortization	40,518	12.2	35,062	10.8	5,456	15.6
Operating loss	$(30,022)	(9.0)%	$(23,128)	(7.1)%	$(6,894)	29.8%
Share-based compensation expense	5,418	1.6	5,119	1.6	299	5.8
Depreciation and amortization	40,518	12.2	35,062	10.8	5,456	15.6
Restructuring expense	5,124	1.5	4,310	1.3	814	18.9
AOCF	$21,038	6.3%	$21,363	6.6%	$(325)	(1.5)%

Revenues, net
Revenues, net increased $335,788 to $1,901,985 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The net change by segment was as follows:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$1,573,096	82.7%	$1,244,099	79.4%	$328,997	26.4%
International and Other	333,341	17.5	323,890	20.7	9,451	2.9
Inter-segment eliminations	(4,452)	(0.2)	(1,792)	(0.1)	(2,660)	148.4
Consolidated revenues, net	$1,901,985	100.0%	$1,566,197	100.0%	$335,788	21.4%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$656,345	41.7%	$509,733	41.0%	$146,612	28.8%
Distribution	916,751	58.3	734,366	59.0	182,385	24.8
	$1,573,096	100.0%	$1,244,099	100.0%	$328,997	26.4%

•
Advertising revenues increased $146,612 across all of our networks, with the largest increase at AMC as well as the inclusion of the results of BBC AMERICA. This increase resulted from higher pricing per unit sold due to an increased demand for our programming by advertisers at all of our networks, led by The Walking Dead. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $182,385 due to an increase of $53,906 principally from digital distribution and licensing revenues derived from our original programming, primarily at AMC and SundanceTV, as well as the inclusion of the results of BBC AMERICA. In addition, affiliation fee revenues increased across all networks due to an increase in rates during the nine months ended September 30, 2015 as compared to the same period in 2014. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•	The increase in total revenues, net of $328,997 includes $115,042 due to the inclusion of the results of BBC AMERICA for the nine months ended September 30, 2015.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$61,226	18.4%	$40,481	12.5%	$20,745	51.2%
Distribution	272,115	81.6	283,409	87.5	(11,294)	(4.0)
	$333,341	100.0%	$323,890	100.0%	$9,451	2.9%
The increase in advertising revenues is due to an increase at AMC Networks International which is principally due to the impact of increased demand for our programming by advertisers and the timing of the acquisition of Chellomedia, which occurred on January 31, 2014, partially offset by the unfavorable impact of foreign currency fluctuations of $8,200. The decrease in distribution revenues is primarily due to a decrease at AMC Networks International of $9,064 and a net decrease at IFC Films of$2,534 primarily due to the release of Boyhood in July 2014. The decrease in distribution revenues at AMC Networks International is primarily due to a one-time contract termination benefit of approximately $9,700 recorded in 2014. In addition, foreign currency translation had a unfavorable impact of approximately $32,900, which was substantially offset by the timing of the acquisition of Chellomedia which occurred on January 31, 2014.

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
Technical and operating expense (excluding depreciation and amortization) increased $113,228 to $814,999 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The net change by segment was as follows:

	Nine Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$612,633	$516,925	$95,708	18.5%
International and Other	204,495	187,882	16,613	8.8
Inter-segment eliminations	(2,129)	(3,036)	907	(29.9)
Total	$814,999	$701,771	$113,228	16.1%
Percentage of revenues, net	42.8%	44.8%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $57,529 and an increase of $38,179 for other direct programming related costs, primarily participation and residuals, and other development costs. The increase in program rights amortization expense is due to our increased investment in owned scripted original series and the inclusion of the results of BBC AMERICA for the nine months ended September 30, 2015. Program rights amortization expense for the nine months ended September 30, 2015 includes write-offs of $25,667 based on management's assessment of programming usefulness of certain scripted series at SundanceTV, unscripted series at WE tv and pilot costs at AMC. Program rights amortization expense for the nine months ended September 30, 2014 includes write-offs of $16,319 primarily at AMC related to unscripted series and certain pilot costs based on management's decision to focus on scripted programming. There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $13,982 due to an increase in program rights amortization expense and other direct programming related costs due to the increased investment in original programming and timing of the acquisition of Chellomedia which occurred on January 31, 2014. The impact of foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $24,177.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $49,670 to $469,767 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The net change by segment was as follows:

	Nine Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$356,570	$300,378	$56,192	18.7%
International and Other	113,226	119,764	(6,538)	(5.5)
Inter-segment eliminations	(29)	(45)	16	(35.6)
Total	$469,767	$420,097	$49,670	11.8%
Percentage of revenues, net	24.7%	26.8%
National Networks
The increase in the National Networks segment was primarily attributable to the inclusion of the results of BBC AMERICA and an increase in share-based compensation expense and expenses relating to long-term incentive compensation of $8,667 for the nine months ended September 30, 2015. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to a decrease at AMC Networks International of $6,603 due to the absence of acquisition and integration related professional fees of $16,251 incurred in 2014 related to the acquisition of Chellomedia, partially offset by an increase in selling, general and administrative expenses and the timing of the acquisition of Chellomedia on January 31, 2014. The impact of foreign currency translation had a favorable impact to the change in selling, general and administrative expenses of approximately $7,400.
Restructuring expense
The restructuring expense of $817 for the nine months ended September 30, 2015 in the National Networks segment primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions. The restructuring expense of $5,124 for the nine months ended September 30, 2015 in the International and Other segment primarily represents the costs related to the elimination of distribution in certain territories and severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company and other exit costs.
The restructuring expense of $6,772 for the nine months ended September 30, 2014 primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions across the Company.
Depreciation and amortization
Depreciation and amortization increased $12,209 to $62,429 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The net change by segment was as follows:

	Nine Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$21,911	$15,158	$6,753	44.6%
International and Other	40,518	35,062	5,456	15.6
	$62,429	$50,220	$12,209	24.3%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in amortization expense of $6,042 related to identifiable intangible assets acquired in connection with the BBC AMERICA acquisition and an increase in depreciation expense due to fixed asset additions.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase of $4,356 in depreciation and amortization of fixed assets and identifiable intangible assets related to the timing of the Chellomedia acquisition which occurred on January 31, 2014.
AOCF
AOCF increased $175,231 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The net change by segment was as follows:

	Nine Months Ended September 30,
	2015	2014	$ change	% change
National Networks	$622,385	$443,246	$179,139	40.4%
International and Other	21,038	21,363	(325)	(1.5)
Inter-segment eliminations	(2,294)	1,289	(3,583)	n/m
AOCF	$641,129	$465,898	$175,231	37.6%
National Networks AOCF increased due to an increase in revenues, net of $328,997, partially offset by an increase in technical and operating expenses of $95,708 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $54,150. Additionally, National Networks AOCF increased due to the inclusion of the results of BBC AMERICA for the nine months ended September 30, 2015. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased primarily due to an increase in revenues, net of $9,451 and a decrease in selling, general and administrative expenses of $6,837, partially offset by an increase in technical and operating expenses of $16,613. These changes are affected by the timing of the acquisition of Chellomedia on January 31, 2014 and a smaller acquisition which occurred during the three months ended September 30, 2014. In addition, foreign currency translation had an unfavorable impact to AOCF of approximately $9,800.
Miscellaneous, net
The decrease in miscellaneous, net of $9,521 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily the result of a decrease in foreign currency transaction losses of $5,307 due to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, an increase in the net earnings of our equity method investments of $3,120, and a net decrease in the loss on derivative contracts of $1,313.
Income tax expense
For the nine months ended September 30, 2015, income tax expense attributable to continuing operations was $155,609 representing an effective tax rate of 35%. The items resulting in variances from the federal statutory rate of 35% primarily consist of state and local income tax expense of $9,335, tax benefit of $6,610 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $14,515 and tax expense of $10,049 resulting from an increase in the valuation allowances for foreign and local taxes for the nine months ended September 30, 2015.
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
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests consists of the noncontrolling parties' share of net earnings of consolidated joint ventures. The net change for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is due to the impact of the acquisitions of BBC AMERICA (October 23, 2014) and Chellomedia (January 31, 2014).

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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2015. The required principal payments on our Term Loan A facility over the next twelve months will be $129,500. Historically, our businesses have not required significant capital expenditures, however, we expect capital expenditures in 2015 will be higher than historical years primarily related to investments in our broadcasting and technology facilities. As of September 30, 2015, our consolidated cash and cash equivalents balance includes approximately $80,339 held by foreign subsidiaries, which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. taxes on such amount. However, we intend to either permanently reinvest these funds or repatriate them in a tax-free manner.
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
The revolving credit facility was not drawn upon at September 30, 2015. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2015.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the nine months ended September 30:

	2015	2014
Continuing operations:
Cash provided by operating activities	$300,973	$261,830
Cash used in investing activities	(79,605)	(1,052,097)
Cash (used in) provided by financing activities	(108,666)	577,790
Net increase (decrease) in cash from continuing operations	112,702	(212,477)
Discontinued operations:
Net decrease in cash from discontinued operations	$—	$(2,955)

Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $300,973 for the nine months ended September 30, 2015 as compared to $261,830 for the nine months ended September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 primarily resulted from $914,748 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $616,047. Additionally, net cash provided by operating activities increased due to an increase in accounts payable, accrued expenses and other liabilities of $26,985 primarily related to timing of cash payments, an increase in taxes payable of $16,107, an increase in deferred revenue of $15,446 primarily related to advertising arrangements and a decrease in accounts receivable, trade of $6,155 primarily related to timing of cash receipts. Decreases to operating cash flows consisted of an increase in prepaid expenses and other assets of $43,665 primarily related to long-term receivables and payments related to deferred carriage fees, net of $18,825.
Net cash provided by operating activities amounted to $261,830 for the nine months ended September 30, 2014 resulted from $714,021 of net income before amortization of program rights, deferred taxes, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $510,384. Additionally, net cash provided by operating activities increased due to an increase in accounts payable, accrued expenses and other liabilities of $25,042 primarily related to timing of cash payments, an increase in taxes payable of $18,553, and a decrease in accounts receivable, trade of $7,712 primarily related to the timing of cash receipts.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $79,605 and $1,052,097, respectively. Capital expenditures were $48,810 and $24,340 for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, net cash used in investing activities included purchases of investments of $24,250 and the payment for the acquisition of a small international channel, net of cash acquired of $6,545. For the nine months ended September 30, 2014, net cash used in investing activities primarily related to the payment for the acquisition of Chellomedia and a small international channel, net of cash acquired of $1,024,427.
Financing Activities
Net cash used in financing activities amounted to $108,666 for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $577,790 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, financing activities consisted of the payment of a $40,000 promissory note issued in connection with the acquisition of New Video, principal payments on long-term debt of $55,500, taxes paid in lieu of shares issued for equity-based compensation of $14,454, distributions to noncontrolling interest of $3,154 and principal payments on capital leases of $2,392, partially offset by the excess tax benefits from share-based compensation arrangements of $4,297, contributions from noncontrolling interest of $1,354 and proceeds from stock option exercises of $1,183.
Net cash provided by financing activities amounted to $577,790 for the nine months ended September 30, 2014. Financing activities consisted of proceeds from the issuance of long-term debt of $600,000, which was used to fund a portion of the Chellomedia purchase price, the excess tax benefits from share-based compensation arrangements of $5,662, and proceeds from stock option exercises of $1,070, partially offset by treasury stock acquired from the acquisition of restricted shares of $17,804, payments for financing costs of $9,266, and principal payments on capital leases of $2,707.
Contractual Obligations
As of September 30, 2015, our contractual obligations not reflected on the condensed consolidated balance sheet increased $66,074 to $1,473,227 as compared to $1,407,153 at December 31, 2014. The increase relates primarily to program rights obligations and transmission commitments.
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
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2015, the fair value of our fixed rate debt of $1,313,320 was more than its carrying value of $1,282,529 by $30,791. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2015 would increase the estimated fair value of our fixed rate debt by approximately $41,300 to approximately $1,354,700.
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
As of September 30, 2015, we had $2,705,946 of debt outstanding (excluding capital leases), of which $1,423,417 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2015, we had interest rate swap contracts outstanding with notional amounts aggregating $269,188. The aggregate fair value of interest rate swap contracts at September 30, 2015 was a liability of $3,359 (consisting of $941 included in accrued liabilities and $2,418 in other liabilities). As a result of these transactions, the interest rate paid on approximately 57% of the Company’s debt (excluding capital leases) as of September 30, 2015 is effectively fixed (47% being fixed rate obligations and 10% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive income (loss) consists of $552 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At September 30, 2015, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2015 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
Historically, our exposure to foreign currency fluctuations was limited to certain trade receivables from the distribution of our programming in certain territories outside of the U.S. that are denominated in a foreign currency. Following the Chellomedia acquisition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity will result in unrealized transaction gains and losses (based upon period-end exchange rates). Unrealized foreign currency transaction gains or losses are non-cash in nature until such time as the amounts are settled. Realized foreign currency transaction gains and losses will result upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $8,967 of foreign currency transaction losses, net for the nine months ended September 30, 2015. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2015, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMC Networks Inc.

Date:	November 5, 2015	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer