Form 10-K
period 2015-12-31
AMC Networks Inc.
filed 2016-02-25
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.9 billion.
The number of shares of common stock outstanding as of February 10, 2016:

Class A Common Stock par value $0.01 per share	60,909,831
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

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
•    the highly competitive nature of the cable, telecommunications and digital programming industries;

•	our ability to maintain and renew distribution or affiliation agreements with video programming distributors;

•
the cost of, and our ability to obtain or produce, desirable programming content for our networks, other forms of distribution, including digital and licensing in international markets, as well as our independent film distribution business;

•	market demand for our owned original programming and our independent film content;
•    the security of our program rights and other electronic data;
•    the loss of any of our key personnel and artistic talent;
•    changes in domestic or foreign laws or regulations under which we operate;
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
•    the level of our expenses;
•    the level of our capital expenditures;
•    future acquisitions and dispositions of assets;

•	our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;
•changes in the nature of key strategic relationships with partners and joint ventures;

•	the outcome of litigation and other proceedings;

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming and distribution business;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, “Risk Factors” in this Annual Report.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Part I
Item 1. Business.
General
AMC Networks Inc. is a Delaware corporation with our principal executive offices located at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its majority owned or controlled subsidiaries. Unless the context otherwise requires, all references to “we,” “our,” “us,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its direct and indirect subsidiaries. “AMC Networks Inc.” refers to AMC Networks Inc. individually as a separate entity. Our telephone number is (212) 324-8500. Our corporate website is http://www.amcnetworks.com and the investor relations section of our website is located at http://investor.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this Annual Report on Form 10-K (this “Annual Report”) are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”). On June 30, 2011, Cablevision spun off the Company (the “Distribution”), and AMC Networks Inc. became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family-related entities (collectively the “Dolan Family”).
Our Company
AMC Networks owns and operates several of the most recognized brands in television, delivering high quality content to audiences and a valuable platform to distributors and advertisers. We have operated in the cable programming industry for more than 30 years, and, over this time, we have continually enhanced the value of our network portfolio. Our programming networks are well known and well regarded by our key constituents — our viewers, distributors and advertisers — and have developed strong followings within their respective targeted demographics, increasing their value to distributors and advertisers.
In the United States (“U.S.”), our programming channels are AMC, WE tv, BBC AMERICA (our joint venture with BBC Worldwide Americas, Inc.), IFC and SundanceTV. Each of our programming channels have established themselves within their respective markets. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards and other honors lend us a high degree of credibility with distributors and content producers, and help provide us with stable affiliate and studio relationships, advantageous channel placements and heightened viewer engagement. Over the past several years, we have begun to produce some of our own original programming. Our ability to produce owned high quality content has provided us with the opportunity to distribute such content on platforms other than our domestic networks. We have principally licensed content for linear distribution internationally, digital distribution, home video and syndication.
Internationally, we deliver programming that reaches subscribers in more than 140 countries and territories, including countries and territories in Europe, Latin America, the Middle East and parts of Asia and Africa. The global division of the Company, AMC Networks International (“AMCNI”) consists of global brands, including Sundance Channel and AMC, in the movie and entertainment programming genres, as well as popular, locally recognized channels in various other programming genres.
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
Increased Global Distribution. We are expanding the distribution of our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and Sundance Channel in Europe (in 2010). In 2014, AMC was launched internationally and is now available in over 120 countries, replacing the

MGM channel in certain territories. Additionally, Sundance Channel has expanded its distribution to over 70 countries. AMC Networks International's channels are available in over 390 million homes worldwide.
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
Exploitation of Other Media Platforms. The technological landscape surrounding the distribution of entertainment content has expanded to include other digital platforms. We distribute our content across many of these platforms, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video-on-demand platforms, all of which permit subscribers to access programs at their convenience. We also make our IFC Films library and certain of our other content available on third-party digital platforms such as Netflix, Hulu, Amazon Prime and iTunes. We recently launched two subscription based, digital video-on-demand services called SundanceNow DocClubTM, featuring independent films and documentaries, and ShudderTM, dedicated to the horror genre. In addition to amc.com, which delivers approximately 5 million unique browsers each month, our networks each host dedicated websites that promote their brands, provide programming information and provide access to content.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include affiliation fees paid by distributors to carry our programming networks as well as revenue earned from the licensing of original programming for digital, foreign and home video distribution. In 2015, distribution revenues and advertising sales accounted for 60% and 40% of our consolidated revenues, net, respectively. No customer accounted for more than 10% of consolidated revenues, net for the year ended December 31, 2015.
Distribution Revenue
Affiliation Agreements. Our programming networks are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (collectively “distributors”) pursuant to affiliation agreements with the distributors. These agreements, which typically have durations of several years, require us to deliver programming that meets certain standards set forth in the agreement. We earn affiliation fees under these agreements, generally based upon the number of each distributor’s subscribers or, in some cases, based on a fixed contractual monthly fee. Our affiliation agreements also give us the right to sell a specific amount of advertising time on our programming networks. Our programming networks’ existing affiliation agreements expire at various dates through 2024.
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
Licensing Agreements: Our programming businesses sell rights to our owned original programming and related brands for distribution in a variety of forms including television markets worldwide, subscription video-on-demand (SVOD) services, such as Netflix, Hulu, Amazon Prime and physical (DVD and Blu-ray) formats.
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are represented by third-party sales agents in a number of markets.
Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In most domestic advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. In the U.S., most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.
Our programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance and entertainment industries. All of our National Networks use a traditional advertising sales model.
Programming
We obtain programming through a combination of development, production and licensing; and we distribute programming directly to consumers in the U.S. and throughout the world through our programming networks as well as theatrical release. Our programming includes original programming that we control, either through outright ownership or through long-term licensing arrangements, as well as acquired programming that we license from studios and other rights holders. Since our founding in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry’s leading programming networks, with a focus on programming of film and original productions. AMC, which was created in 1984, features original programming that includes critically-acclaimed original scripted dramatic series.
Original Programming
We contract with some of the industry’s leading production companies to produce most of the original programming that appears on our programming networks. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. The license agreements are typically of multi-season duration and provide us with a right of first negotiation or a right of first refusal on the renewal of the license for additional programming seasons.
We also produce certain original programming through our AMC Studios operation, which we license to third-parties as well as amongst our operating segments for distribution. Decisions as to how to distribute programming are made on the basis of a variety of factors including the relative value of any particular alternative.
Acquired Programming
The majority of the content on our programming networks consists of films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as Law and Order, CSI: Miami, Will & Grace, Roseanne, Malcolm in the Middle and Batman, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks to carry these series, films and other programming during certain window periods.
Segments
We manage our business through the following two operating segments:

•
National Networks: Principally includes activities of our programming businesses which include our five programming networks distributed in the U.S. and Canada. These programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC and Sundance Channel in Canada. Our programming businesses within the National Networks segment may also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

•
International and Other: Principally includes AMC Networks International, the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI- DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks, and various developing on-line content distribution initiatives.
For financial information of the Company by operating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations” and Note 21 to the accompanying consolidated financial statements.
National Networks
AMC
Whether commemorating favorite films from various genres and decades or creating acclaimed original programming, AMC is a television network dedicated to the highest-quality storytelling in keeping with its "Something More" brand. AMC, launched in 1984, has garnered many of the industry’s highest honors, including multiple Emmy Awards, Golden Globe Awards, Screen Actors Guild Awards, Peabody Awards, and American Film Institute (AFI) Awards for Top 10 Most Outstanding Television Programs of the Year. The network is the only cable network in history to win the Emmy Award for Outstanding Drama Series four years in a row (Mad Men from 2008-2011), and for six out of the last eight years (Breaking Bad in 2013 and 2014). Also in 2015, Mad Men's Jon Hamm received the Emmy Award for Outstanding Lead Actor in a Drama Series and in 2014, Breaking Bad’s Bryan Cranston received the Emmy Award for Outstanding Lead Actor in a Drama Series, Aaron Paul received the Emmy Award for Outstanding Supporting Actor in a Drama Series, and Anna Gunn received the Emmy Award for Outstanding Supporting Actress in a Drama Series. In addition, AMC is home to The Walking Dead, the highest-rated drama series in basic cable history and the number one show on all of television among adults 18-49 in 2015.
AMC’s original drama series include The Walking Dead, Better Call Saul, Hell on Wheels, TURN: Washington’s Spies, Halt and Catch Fire, Fear the Walking Dead, Into the Badlands and Humans. The network will premiere five new series in 2016: The Night Manager, based on the John le Carré novel; the drama Feed the Beast; Preacher, based on the popular comic book franchise; Ride with Norman Reedus, a non-fiction series that will explore motorcycle culture; and The American West, another non-fiction series that will chronicle the little-known stories of Western legends. Additionally, AMC's programming includes the unscripted original shows Talking Dead, The Making of The Mob and Comic Book Men.
AMC’s film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC Subscribers and Affiliation Agreements. As of December 31, 2015, AMC had affiliation agreements with all major U.S. distributors and reached approximately 94 million Nielsen subscribers.
Historical Subscribers—AMC

(in millions)	2015	2014	2013
Nielsen Subscribers (at year-end)	93.6	95.0	97.4
Change from Prior Year-end	(1)%	(2)%	(2)%
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
WE tv Subscribers and Affiliation Agreements. As of December 31, 2015, WE tv had affiliation agreements with all major U.S. distributors and reached approximately 87 million Nielsen subscribers.

Historical Subscribers—WE tv

(in millions)	2015	2014	2013
Nielsen Subscribers (at year-end)	86.5	85.4	84.0
Change from Prior Year-end	1%	2%	3%
The increase in Nielsen subscribers noted in the above table primarily reflects the repositioning of carriage of WE tv with certain operators to more widely distributed tiers of service. Additionally, year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
BBC AMERICA
BBC AMERICA delivers U.S. audiences high-quality, innovative and intelligent programming. Established in 1998, it has been the launch pad for talent embraced by American mainstream pop culture, including Ricky Gervais, Gordon Ramsay, Graham Norton, and successful programming formats including the dramatic conspiracy thriller, Orphan Black, ground-breaking non-scripted television such as Top Gear, landmark natural history programming such as the upcoming new series, The Hunt, and top-rated science-fiction such as Doctor Who. BBC AMERICA has attracted both critical acclaim and major awards, including four Emmy Awards, five Golden Globes and 12 Peabody Awards.
BBC AMERICA Subscribers and Affiliation Agreements. As of December 31, 2015, BBC AMERICA had affiliation agreements with all major U.S. distributors and reached approximately 77 million Nielsen subscribers.
Historical Subscribers—BBC AMERICA

(in millions)	2015	2014	2013
Nielsen Subscribers (at year-end)	77.1	78.2	79.5
Change from Prior Year-end	(1)%	(2)%	(1)%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
IFC
IFC creates original comedies that are in keeping with the network’s “Always On. Slightly Off” brand and which air alongside a collection of films and comedic cult TV shows.
The network’s original content includes the comedy series, Portlandia, created by and starring Fred Armisen and Carrie Brownstein, and executive produced by Saturday Night Live's Lorne Michaels. Other IFC originals include Comedy Bang! Bang!, Documentary Now!, and Maron. IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.
IFC Subscribers and Affiliation Agreements. As of December 31, 2015, IFC had affiliation agreements with all major U.S. distributors and reached approximately 71 million Nielsen subscribers.
Historical Subscribers—IFC

(in millions)	2015	2014	2013
Nielsen Subscribers (at year-end)	71.2	73.7	69.9
Change from Prior Year-end	(3)%	5%	—%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
SundanceTV
SundanceTV delivers on the spirit of founder Robert Redford’s mission to celebrate creativity by bringing viewers television as distinctive as the best independent films. Working with today’s most innovative talent, SundanceTV is attracting viewer and critical acclaim for its original scripted and unscripted programming, including Rectify, Hap and Leonard, The Last Panthers, and Top of the Lake, among others.
In 2015, SundanceTV's mini-series The Honorable Woman, lead actress, Maggie Gyllenhaal, won the Golden Globe award for Best Actress in a Mini-Series or a Motion Picture Made for Television category.
SundanceTV also has a slate of original unscripted series, each exploring aspects of contemporary culture.
SundanceTV Subscribers and Affiliation Agreements. As of December 31, 2015, SundanceTV had affiliation agreements with all major U.S. distributors and reached approximately 60 million Nielsen subscribers.

Historical Subscribers—SundanceTV

(in millions)	2015	2014	2013
Nielsen Subscribers (at year-end)	59.6	56.6	56.2
Change from Prior Year-end	5%	1%	4%
The increase in Nielsen subscribers noted in the above table primarily reflects the repositioning of carriage of our SundanceTV with certain operators to more widely distributed tiers of service. Additionally, year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
AMC and Sundance Channel Canada
We provide programming to the Canadian market through our AMC and Sundance Channel brands. AMC is distributed through affiliation arrangements with all major Canadian multichannel video programming distributors and Sundance Channel is distributed through trademark license and content distribution arrangements with Canadian programming outlets.
AMC Networks Broadcasting & Technology
AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, which primarily services most of the national programming networks of the Company. AMC Networks Broadcasting & Technology’s operations are located in Bethpage, New York, where AMC Networks Broadcasting & Technology consolidates origination and satellite communications functions in a 67,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has 30 plus years of experience across its network services groups, including network origination, affiliate engineering, network transmission, traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.
Currently, AMC Networks Broadcasting & Technology is responsible for the origination and transmission of multiple highly acclaimed network programming feeds for both national and international distribution. In addition to serving most of the programming networks of the Company, AMC Networks Broadcasting & Technology’s affiliated and third-party clients include fuse, MSG Network, MSG+, SNY and Mid Atlantic Sports Network.
International and Other
Our International and Other segment includes the operations of AMCNI, AMCNI - DMC and IFC Films.
AMC Networks International
AMCNI, the global division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 140 countries and territories, including countries and territories in Europe, Latin America, the Middle East and parts of Asia and Africa. AMCNI consists of global brands, Sundance Channel and AMC, as well as popular, locally recognized channels in various programming genres.
AMCNI - UK
AMCNI - UK distributes television programming throughout the United Kingdom and other countries in Europe, the Middle East and Africa (“EMEA”) and Asia and manages a portfolio of 20 channel brands, including AMC, Extreme Sports Channel and Jim Jam. The portfolio includes a number of channels owned through joint ventures in the EMEA region, including the Outdoor Channel and Polsat Jim Jam entertainment channels, as well as CBS Drama, CBS Action, CBS Reality and CBS Europa.
AMCNI - Iberia
AMCNI - Iberia is the largest distributor of thematic television channels in Spain and Portugal. The current portfolio consists of 18 television channels including AMC, Sundance Channel, Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa, and a number of channels owned through joint ventures. The channels are programmed for local audiences, languages and markets.
AMCNI - Central Europe
AMCNI - Central Europe operates a portfolio of thematic television channels with a focus on the Central and Eastern European markets, including 14 television brands in four genres: sport: Sport1, Sport2, SportM, kids: Minimax, Megamax, infotainment: Spektrum, TVPaprika, Spektrum Home, OBN and film: AMC, Film Mánia, Film Café and Film+. The channels are programmed for local audiences, languages and markets.
AMCNI - Latin America
AMCNI - Latin America produces and distributes high quality television programming throughout Spanish and Portuguese speaking Latin America, the Caribbean and other territories. The portfolio consists of five channels including AMC, Sundance Channel, Film&Arts, Europa Europa, Mas Chic and El Gourmet.

AMCNI - Other
AMCNI also distributes television programming in the Middle East and Asia focusing on the global versions of Sundance Channel. An internationally recognized brand, Sundance Channel's global services provide not only the best of the independent film world but also features certain content from AMC, IFC, SundanceTV and IFC Films, as well as a unique pipeline of international content, in an effort to provide distinctive programming to an upscale audience.
AMCNI - DMC
AMCNI - DMC is a media logistics service provider of playout services, content distribution, video on demand and TV everywhere services. The Amsterdam-based advanced digital media facility specializes in the enrichment, publishing and delivery of multi-lingual and multi-platform content. AMCNI-DMC currently transmits over 100 channels across continental Europe, the UK, Middle East, Asia and South Africa. AMCNI- DMC's third-party clients include Fox International Channels, A&E Networks, Sony Pictures Television Entertainment and Liberty Global.
IFC Films
IFC Films, our independent film distribution business, makes independent films available to a worldwide audience. IFC Films operates three distribution labels: Sundance Selects, IFC Films and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video-on-demand (reaching approximately 50 million homes), DVDs and cable network television, and streaming/downloading to computers and other electronic devices. IFC Films has a film library consisting of more than 700 titles. Recent successes include 45 Years (Sundance Selects) starring Charlotte Rampling (Oscar-nominated for best performance by an actress in a leading role), Oscar-nominated Boyhood (IFC Films) from writer-director Richard Linklater, Two Days, One Night (Sundance Selects) starring Marion Cotillard (Oscar-nominated for best performance by an actress in a leading role), and Oscar-nominated documentary Finding Vivian Maier (IFC Films).
As part of its strategy to encourage the growth of the marketplace for independent films, IFC Films also operates the IFC Center and the DOC NYC Film Festival. IFC Center is a state-of-the-art independent movie theater located in the heart of New York City’s Greenwich Village. DOC NYC, which has grown to be the largest non-fiction film festival in the U.S., is an annual festival also located in New York City celebrating documentary storytelling in film, photography, prose and other media.
Regulation
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the “FCC”) regulates U.S. programming networks in some respects and in certain other respects when they are affiliated with a cable television operator, as we currently are with Cablevision. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Program Carriage
The FCC has sought comment on proposed changes to the rules governing carriage agreements between cable programming networks and cable operators or other multichannel video programming distributors. The FCC also has launched a new proceeding examining how programming networks not affiliated with any distributor gain access to distribution, including online distribution. Any changes could give an advantage to cable programming networks that are not affiliated with any distributor and make it easier for those programming networks to challenge a distributor’s decision to terminate a carriage agreement or to decline to carry a network in the first place.
Packaging Programming and Volume Discounts
The FCC periodically considers opening a rulemaking proceeding to examine whether to adopt rules restricting how programmers package and price their networks. We do not currently require distributors to carry more than one of our national programming networks in order to obtain the right to carry a particular national programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently, and we offer volume discounts to distributors who make our programming available to larger numbers of subscribers or who carry more of our programming networks.
The FCC has launched a proceeding to consider allowing third party set-top box providers access to the content in multichannel video programming distributors programming line-up. The proposal could allow those third parties to dismantle those line-ups and repackage content like ours as they choose, without regard to the contractual restrictions we have negotiated with multichannel video programming distributors.
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space, and FCC rules allow broadcasters to require cable and DBS operators to carry broadcast-affiliated networks as a condition of access to the local broadcast station. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.
Satellite Carriage
All satellite carriers must under federal law offer their service to deliver our and our competitor’s programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.
Media Ownership Restrictions
FCC rules set media ownership limits that restrict, among other things, the number of daily newspapers and radio and television stations in which a single entity may hold an attributable interest as that term is defined by the FCC. Pursuant to a Congressional mandate, the FCC must review these rules every four years. Such a review is currently underway. Cablevision currently owns Newsday, a daily newspaper published on Long Island, New York. The fact that the common directors and five percent or greater voting stockholders of Cablevision and AMC Networks currently hold attributable interests in each of the companies for purposes of these rules means that these cross-ownership rules may have the effect of limiting the activities or strategic business alternatives available to us, at least for as long as we continue to have common directors and major stockholders with Cablevision. Although we have no plans or intentions to become involved in the businesses affected by these restrictions, we would need to be mindful of these rules if we were to consider engaging in any such business in the future.
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety and consumer protection regulations.
Other Regulation
The FCC also imposes rules regarding political broadcasts and telemarketing. Programming businesses are subject to regulation of the country in which they operate, as well as international bodies, such as the European Union. These regulations may include restrictions on types of advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas.
Competition
Our programming networks operate in two highly competitive markets. First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers. Second, our programming networks compete with other programming networks and other sources of video content, including broadcast networks, to secure desired entertainment programming. Additionally, video content delivered directly or through online video distributors to viewers over the Internet competes with our programming networks for viewership. The success of our businesses depends on our ability to license and produce content for our programming networks that is adequate in quantity and quality and will generate satisfactory viewer ratings. In each of these cases, some of our competitors are large publicly held companies that have greater financial resources than we do. In addition, we compete with these entities for advertising revenue.
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
Employees
As of December 31, 2015 we had 2,175 full-time employees and 331 part-time employees. In addition, certain of our U.S. subsidiaries engage the services of writers who are subject to a collective bargaining agreement. Approximately 287 of our employees outside of the U.S. are covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions and our employees are generally good.
Item 1A. Risk Factors.
A wide range of risks may affect our business, financial condition and results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
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
Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video-on-demand services and Internet-based content delivery services, such as Netflix, Hulu and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
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
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, from time to time we have disputes with writers, producers and other creative talent over the amount of royalty and other payments. For example, we are involved in litigation with Frank Darabont, the creator of The Walking Dead, and one other party with respect to the participations to be paid to them in the future in respect of that series. The Company believes that disputes of this type are endemic to its business and similar disputes may arise from time to time in the future. An increase in the costs of programming may lead to decreased profitability or otherwise adversely affect our business.
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
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. Most of our U.S. revenues come from a handful of the largest distributors. The four largest distributors provide service to approximately 73% of U.S. households receiving multichannel video programming distribution. In certain countries outside the U.S., one or a small number of distributors have a dominant market position. Continued consolidation within the industry could further reduce the number of distributors available to carry our content and increase the negotiating leverage of our distributors which could adversely affect our revenue.
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
Certain programming networks affiliated with broadcast networks like NBC, ABC, CBS or Fox or other key free-to-air programming networks in countries where our networks are distributed may have a competitive advantage over our programming networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor's right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the cable television or other multichannel video programming distributors through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased affiliation and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier, thereby giving their affiliated programming network a competitive advantage over our own. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
It is difficult to predict the future effect of technology on many of the factors affecting AMC Networks’ competitive position. For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which has reduced the competition among programming networks and broadcasters for channel space. On the other hand, the addition of channel space has increased competition for desired entertainment programming and ultimately, for viewing by subscribers. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors has become increasingly important. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of digital distributors and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video-on-demand, Internet-based content delivery, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime and mobile devices. Gaming and other consoles such as Microsoft’s Xbox, Sony’s Playstation and Nintendo’s Wii and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by emerging technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
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
General Risks
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
Decreases in consumer discretionary spending in the U.S and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multichannel video programming distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our advertisers on our networks and reduce their spending on advertising. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets where we operate may be more adversely affected by economic conditions than those prevailing in the U.S. or other countries.
Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which have had, and may in the future have, an adverse effect on our results of operations in a given period or in specific markets.
Specifically, we are exposed to foreign currency exchange rate risk to the extent that we enter into transactions denominated in currencies other than ours or our subsidiaries’ respective functional currencies (non-functional currency risk), such as trade receivables, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
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
Programming businesses are subject to the regulations of the countries in which they operate as well as international bodies, such as the European Union. These regulations may include advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Adverse changes in rules and regulations could have a significant adverse impact on our profitability.
We face continually evolving cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

If our technology facilities fail or their operations are disrupted, or if we lose access to third party satellites, our performance could be hindered.
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. In September 2015, we launched a full time disaster recovery site in Chandler, Arizona. The facility provides simultaneous playout of AMC and evergreen programming for SundanceTV, IFC and WE tv. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery site can be operational within 1-2 hours. Evergreen programming would be replaced with scheduled programming within 12-24 hours for SundanceTV, IFC and WE tv.
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
We believe that our success depends to a significant extent upon the performance of our senior executives. We generally do not maintain “key man” insurance. In addition, we depend on the availability of third-party production companies to create most of our original programming. Some of the writers employed by certain of our subsidiaries and some of the employees of third party production companies that create our original programming are subject to collective bargaining agreements. Any labor disputes or a strike by one or more unions representing our subsidiary's writers or employees of third-party production companies who are essential to our original programming could have a material adverse effect on our original programming and on our business as a whole. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our business, financial condition or operating results.
Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Any acquisitions and strategic investments that we are able to identify and complete may be accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and operating expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected or to meet financial projections;

•	the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;

•	litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;

•
the impairment or loss of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•	the difficulty of integrating operations, systems, and controls as a result of cultural, regulatory, systems, and operational differences;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

•	the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.
Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, financial condition and results of operations.
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
At December 31, 2015, our consolidated financial statements included approximately $4.3 billion of consolidated total assets, of which approximately $1.3 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
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
The tax disaffiliation agreement with Cablevision limits our ability to prepay certain of our indebtedness.
The tax disaffiliation agreement with Cablevision limits our ability to prepay, pay down, redeem, retire, or otherwise acquire the 7.75% Notes or the 4.75% Notes. These restrictions may for a time limit our ability to optimize our capital structure or to pursue other transactions that could increase the value of our business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2015, we have $2,706 million principal amount of total long-term debt (excluding capital leases), $1,406 million of which is senior secured debt under our Credit Facility and $1,300 million of which is senior unsecured debt.
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
Risks Relating to Our Controlled Ownership
We are controlled by the Dolan family which may create certain conflicts of interest. In addition, as a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.
As of December 31, 2015, Charles F. Dolan, our Executive Chairman, and the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, less than 2% of our outstanding Class A Common Stock and approximately 66% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have entered into a stockholders agreement pursuant to which, among other things, the voting power of the holders of our Class B Common Stock will be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.
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
We share certain executives and directors with Cablevision, The Madison Square Garden Company("MSG") and MSG Networks Inc.("MSG Networks"), which may give rise to conflicts.
Our Executive Chairman, Charles F. Dolan, also serves as the Chairman of Cablevision. In addition, Gregg G. Seibert serves as a Vice Chairman of the Company and he serves as a Vice Chairman of Cablevision, MSG and MSG Networks (collectively Cablevision, MSG and MSG Networks, the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, two of our executives will not be devoting their full time and attention to the Company’s affairs. In addition, eight members of our Board of Directors are also directors of Cablevision, six members of our Board are also directors of MSG and five members of our Board are also directors of MSG Networks. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and an Other Entity on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units, options to purchase stock and stock appreciation rights in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See “Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest” in our proxy statement filed with the SEC on April 30, 2015 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries or MSG and its subsidiaries and that the Company may engage in material business transactions with such entities. Our policy concerning certain matters relating to MSG, including responsibilities of overlapping directors and officers (the “overlap policy” and together with the applicable provisions of the amended and restated certificate of incorporation, the “Overlap Provisions”) acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries or MSG Networks and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 712,000 square feet of space in the U.S., including approximately 405,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms of up to twelve years. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a remaining term of four years, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California and Florida.
We lease approximately 304,000 square feet of space outside of the U.S., including in the Netherlands, Hungary, Spain, and the United Kingdom that support our international operations.
We believe our properties are adequate for our use.
Item 3. Legal Proceedings.
The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company’s results of operations in any particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Common Stock is listed on NASDAQ under the symbol “AMCX.” Our Class B Common Stock is not listed on any exchange. Our Class A Common Stock began trading on NASDAQ on July 1, 2011.
Performance Graph
The following graph compares the performance of the Company’s Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the “Peer Group Index”) by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2015. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, Scripps Networks Interactive Inc., Starz, Time Warner Inc., Twenty-First Century Fox Inc. and Viacom Inc. The chart assumes $100 was invested on July 1, 2011 in each of: i) Company’s Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 7/01/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
AMC Networks Inc.	100	94.30	124.22	170.92	160.03	187.40
S&P MidCap 400 Index	100	89.03	104.94	140.10	153.78	150.44
Peer Group	100	95.90	131.22	206.25	235.19	211.33

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 10, 2016 there were 779 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock. We did not pay any cash dividend on our common stock during 2015 and do not expect to pay a cash dividend on our common stock for the foreseeable future. Our Amended and Restated Credit Facility, the 7.75% Notes Indenture and the 4.75% Notes Indenture restrict our ability to declare dividends in certain situations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financing Agreements” and Note 9 to the accompanying consolidated financial statements.
Price Range of AMC Networks' Class A Common Stock
The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the AMCX Class A Common Stock as reported on the NASDAQ:

Year Ended December 31, 2015	High	Low
First Quarter	$77.20	$60.60
Second Quarter	$83.78	$74.08
Third Quarter	$87.18	$63.37
Fourth Quarter	$83.78	$66.76

Year Ended December 31, 2014	High	Low
First Quarter	$78.39	$61.27
Second Quarter	$77.30	$53.99
Third Quarter	$65.52	$58.06
Fourth Quarter	$65.48	$52.73

Item 6. Selected Financial Data.
The operating data for each of the three years ended December 31, 2015 and balance sheet data as of December 31, 2015 and 2014 included in the table below have been derived from the audited consolidated financial statements of the Company included in this Annual Report and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes. The operating data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 included in the table below have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues, net	$2,580,935	$2,175,641	$1,591,858	$1,352,577	$1,187,741
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	1,137,133	983,575	662,233	507,436	425,961
Selling, general and administrative	636,580	560,950	425,735	396,926	335,656
Restructuring expense (credit)	14,998	15,715	—	(3)	(240)
Depreciation and amortization	83,031	69,048	54,667	85,380	99,848
Litigation settlement gain	—	—	(132,944)	—	—
Total operating expenses	1,871,742	1,629,288	1,009,691	989,739	861,225
Operating income	709,193	546,353	582,167	362,838	326,516
Other income (expense)	(126,399)	(149,325)	(113,166)	(140,564)	(115,906)
Income from continuing operations before income taxes	582,794	397,028	469,001	222,274	210,610
Income tax expense	(201,090)	(129,155)	(178,841)	(86,058)	(84,248)
Income from continuing operations	381,704	267,873	290,160	136,216	126,362
(Loss) income from discontinued operations, net of income taxes	—	(3,448)	—	314	92
Net income including noncontrolling interests	381,704	264,425	290,160	136,530	126,454
Net (income) loss attributable to noncontrolling interests	(14,916)	(3,628)	578	—	—
Net income attributable to AMC Networks' stockholders	$366,788	$260,797	$290,738	$136,530	$126,454
Income from continuing operations per share:
Basic	$5.06	$3.67	$4.06	$1.94	$1.82
Diluted	$5.01	$3.63	$4.00	$1.89	$1.79
Balance Sheet Data, at period end:
Cash and cash equivalents	$316,321	$201,367	$521,951	$610,970	$215,836
Total assets	4,264,915	3,949,826	2,612,641	2,576,639	2,159,514
Long-term debt (including capital leases)	2,701,148	2,763,144	2,147,240	2,149,397	2,282,537
Stockholders’ deficiency	(39,277)	(371,755)	(571,519)	(882,352)	(1,036,995)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, recent developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.
Introduction
Our MD&A is provided to enhance the understanding of our financial condition, changes in financial condition and results of our operations and is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2015, 2014 and 2013. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2015 as well as an analysis of our cash flows for the years ended December 31, 2015, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2015.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
We own and operate entertainment businesses and assets. We manage our business through the following two operating segments:

•
National Networks: Principally includes activities of our programming businesses which include our five programming networks distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our programming businesses within the National Networks segment may also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

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

Items Impacting Comparability
The comparability of our results of operations have been impacted by the the timing of the following significant events:
BBC AMERICA
On October 23, 2014, a subsidiary of AMC Networks entered into a membership interest purchase agreement with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which such subsidiary acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), owner of the cable channel BBC AMERICA. The Company has operational control of New Video and the BBC AMERICA channel. The results of the joint venture are consolidated in the financial results of AMC Networks from the acquisition date and included in the National Networks operating segment.

Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia, the international content division of Liberty Global plc. This acquisition has been included in our operating results since the acquisition date and included in the International and Other operating segment. The operating businesses of Chellomedia were rebranded in 2014 to AMC Networks International.
DISH Network
DISH Network L.L.C. (“DISH Network”), VOOM HD Holdings LLC (“VOOM HD”) and CSC Holdings, LLC (“CSC Holdings”), a wholly owned subsidiary of Cablevision, entered into a confidential settlement agreement on October 21, 2012 (the “Settlement Agreement”) to settle the litigation between VOOM HD and DISH Network (see Note 18 to the accompanying consolidated financial statements). In 2013, we entered into an an agreement with Cablevision (the “DISH Network Proceeds Allocation Agreement”) to allocate the settlement proceeds. As a result, we recorded a litigation settlement gain of approximately $133,000, included in operating income within the International and Other segment.
Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Years Ended December 31,
	2015	2014	2013
Revenues, net
National Networks	$2,135,367	$1,743,922	$1,536,287
International and Other	452,578	434,221	55,887
Inter-segment eliminations	(7,010)	(2,502)	(316)
Consolidated revenues, net	$2,580,935	$2,175,641	$1,591,858
Operating income (loss)
National Networks	$754,243	$586,856	$516,953
International and Other (a)	(42,542)	(41,977)	61,321
Inter-segment eliminations	(2,508)	1,474	3,893
Consolidated operating income	$709,193	$546,353	$582,167
AOCF (deficit)
National Networks	$810,993	$633,584	$576,772
International and Other	29,757	24,421	(56,476)
Inter-segment eliminations	(2,508)	1,474	3,893
Consolidated AOCF	$838,242	$659,479	$524,189
(a) Amounts for the year ended December 31, 2013 include the litigation settlement gain of approximately $133,000 recorded in connection with the settlement with DISH Network. See DISH Network discussion above.
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

The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Operating income	$709,193	$546,353	$582,167
Share-based compensation expense	31,020	28,363	20,299
Depreciation and amortization	83,031	69,048	54,667
Litigation settlement gain	—	—	(132,944)
Restructuring expense	14,998	15,715	—
AOCF	$838,242	$659,479	$524,189
National Networks
In our National Networks segment, which accounted for 83% of our consolidated revenues, net for the year ended December 31, 2015, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $40,987, $44,000 and $61,005 were recorded for the years ended December 31, 2015, 2014 and 2013, respectively (see further discussion below).
See “— Critical Accounting Policies and Estimates” for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 17% of our consolidated revenues for the year ended December 31, 2015, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Affiliation fees paid by distributors represents the largest component of distribution revenue. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the year ended December 31, 2015, distribution revenues represented 82% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, participation and residuals. Program operating costs include costs such as origination, transmission, uplinking and encryption.  Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
We view our international expansion as an important long-term strategy. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment by the Company. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the growth of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally.” in in this Annual Report.

Corporate Expenses
We allocate corporate overhead within operating expenses to each segment based upon its proportionate estimated usage of services. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,580,935	100.0%	$2,175,641	100.0%	$405,294	18.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,137,133	44.1	983,575	45.2	153,558	15.6
Selling, general and administrative	636,580	24.7	560,950	25.8	75,630	13.5
Restructuring expense	14,998	0.6	15,715	0.7	(717)	(4.6)
Depreciation and amortization	83,031	3.2	69,048	3.2	13,983	20.3
Total operating expenses	1,871,742	72.5	1,629,288	74.9	242,454	14.9
Operating income	709,193	27.5	546,353	25.1	162,840	29.8%
Other income (expense):
Interest expense, net	(125,708)	(4.9)	(128,829)	(5.9)	3,121	(2.4)
Miscellaneous, net	(691)	—	(20,496)	(0.9)	19,805	(96.6)
Total other income (expense)	(126,399)	(4.9)	(149,325)	(6.9)	22,926	(15.4)
Net income from continuing operations before income taxes	582,794	22.6	397,028	18.2	185,766	46.8
Income tax expense	(201,090)	(7.8)	(129,155)	(5.9)	(71,935)	55.7
Income from continuing operations	381,704	14.8	267,873	12.3	113,831	42.5
Loss from discontinued operations, net of income taxes	—	—	(3,448)	(0.2)	3,448	(100.0)
Net income including noncontrolling interests	381,704	14.8%	264,425	12.2%	117,279	44.4
Net income attributable to noncontrolling interests	(14,916)	(0.6)%	(3,628)	(0.2)%	(11,288)	311.1
Net income attributable to AMC Networks’ stockholders	$366,788	14.2%	$260,797	12.0%	$105,991	40.6%
The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2015	2014	$ change	% change
Operating income	$709,193	$546,353	$162,840	29.8%
Share-based compensation expense	31,020	28,363	2,657	9.4
Depreciation and amortization	83,031	69,048	13,983	20.3
Restructuring expense	14,998	15,715	(717)	(4.6)
Consolidated AOCF	$838,242	$659,479	$178,763	27.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,135,367	100.0%	$1,743,922	100.0%	$391,445	22.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	863,704	40.4	728,690	41.8	135,014	18.5
Selling, general and administrative	484,484	22.7	403,232	23.1	81,252	20.2
Restructuring expense	3,194	0.1	3,664	0.2	(470)	(12.8)
Depreciation and amortization	29,742	1.4	21,480	1.2	8,262	38.5
Operating income	$754,243	35.3%	$586,856	33.7%	$167,387	28.5%
Share-based compensation expense	23,814	1.1	21,584	1.2	2,230	10.3
Depreciation and amortization	29,742	1.4	21,480	1.2	8,262	38.5
Restructuring expense	3,194	0.1	3,664	0.2	(470)	(12.8)
AOCF	$810,993	38.0%	$633,584	36.3%	$177,409	28.0%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$452,578	100.0%	$434,221	100.0%	$18,357	4.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	277,895	61.4	258,803	59.6	19,092	7.4
Selling, general and administrative	152,132	33.6	157,776	36.3	(5,644)	(3.6)
Restructuring expense	11,804	2.6	12,051	2.8	(247)	(2.0)
Depreciation and amortization	53,289	11.8	47,568	11.0	5,721	12.0
Operating loss	$(42,542)	(9.4)%	$(41,977)	(9.7)%	$(565)	1.3%
Share-based compensation expense	7,206	1.6	6,779	1.6	427	6.3
Depreciation and amortization	53,289	11.8	47,568	11.0	5,721	12.0
Restructuring expense	11,804	2.6	12,051	2.8	(247)	(2.0)
AOCF	$29,757	6.6%	$24,421	5.6%	$5,336	21.9%

Revenues, net
Revenues, net increased $405,294 to $2,580,935 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	% of total	2014	% of total	$ change	% change
National Networks	$2,135,367	82.7%	$1,743,922	80.2%	$391,445	22.4%
International and Other	452,578	17.5	434,221	20.0	18,357	4.2
Inter-segment eliminations	(7,010)	(0.3)	(2,502)	(0.1)	(4,508)	180.2
Consolidated revenues, net	$2,580,935	100.0%	$2,175,641	100.0%	$405,294	18.6%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$945,288	44.3%	$764,610	43.8%	$180,678	23.6%
Distribution	1,190,079	55.7	979,312	56.2	210,767	21.5
	$2,135,367	100.0%	$1,743,922	100.0%	$391,445	22.4%

•
Advertising revenues increased $180,678 across all of our networks, with the largest increase at AMC resulting from higher pricing per unit sold due to an increased demand for our programming by advertisers, led by The Walking Dead. In addition, the increase reflects the impact of a full twelve months of results in 2015 from the acquisition of BBC AMERICA as compared to approximately two months in 2014. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $210,767 principally due to an increase of $58,273 principally from digital distribution and licensing revenues derived from our original programming, primarily at AMC and SundanceTV, as well as the impact of a full twelve months of results in 2015 from the acquisition of BBC AMERICA as compared to approximately two months in 2014. In addition, affiliation fee revenues increased across all networks due to an increase in rates during the year ended December 31, 2015 as compared to the same period in 2014. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

•
The increase in total revenues, net of $391,445 includes $125,834 due to the impact of a full twelve months of results in 2015 from the acquisition of BBC AMERICA as compared to approximately two months in 2014.

The following table presents certain subscriber information at December 31, 2015 and December 31, 2014:

	Estimated Domestic Subscribers (1)
	December 31, 2015	December 31, 2014
National Programming Networks:
AMC	93,600	95,000
WE tv	86,500	85,400
BBC AMERICA	77,100	78,200
IFC	71,200	73,700
SundanceTV	59,600	56,600
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$82,972	18.3%	$55,726	12.8%	$27,246	48.9%
Distribution	369,606	81.7	378,495	87.2	(8,889)	(2.3)
	$452,578	100.0%	$434,221	100.0%	$18,357	4.2%
The increase in advertising revenues is due to an increase at AMC Networks International principally from increased demand for our programming by advertisers. The decrease in distribution revenues is primarily due to a decrease at AMC Networks International related to a one-time contract termination benefit of approximately $9,700 recorded in 2014, partially offset by an increase at IFC Films of $3,160 due to an increase in home video and licensing revenues. In addition, foreign currency translation had an unfavorable impact on total revenues of approximately $51,000, which was partially offset by the comparison of twelve months of results from the acquisition of Chellomedia in 2015 as compared to eleven months in 2014.
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
Technical and operating expense (excluding depreciation and amortization) increased $153,558 to $1,137,133 for 2015 as compared to 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$863,704	$728,690	$135,014	18.5%
International and Other	277,895	258,803	19,092	7.4
Inter-segment eliminations	(4,466)	(3,918)	(548)	14.0
Total	$1,137,133	$983,575	$153,558	15.6%
Percentage of revenues, net	44.1%	45.2%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $102,181 and an increase of $32,833 for other direct programming related costs, primarily including development costs, participation and residuals. The increase in program rights amortization expense is due to our increased investment in owned original series primarily at AMC and the impact of a full twelve months of results in 2015 from the acquisition of BBC AMERICA as compared to approximately two months in 2014. Program rights amortization expense in 2015 includes write-offs of $40,987 based on management's assessment of programming usefulness of certain scripted series at SundanceTV, original series at WE tv, and pilot costs at AMC. Program rights amortization expense in 2014 includes write-offs of $44,000 primarily related to management's assessment of programming usefulness of certain pilot costs and unscripted series at AMC based on management's decision to focus on scripted series and a canceled scripted original series at WE tv. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an increase at AMC Networks International of $13,151 due to an increase in program rights amortization expense and other direct programming related costs due to the increased investment in original programming as well as the comparison of twelve months of results from the acquisition of Chellomedia in 2015 as compared to eleven months in 2014. In addition, technical and operating expense increased $6,801 at IFC Films principally due to increased participation expense related to the film, Boyhood. Foreign currency translation had a favorable impact on the change in technical and operating expense of approximately $29,800.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $75,630 to $636,580 for 2015 as compared to 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$484,484	$403,232	$81,252	20.2%
International and Other	152,132	157,776	(5,644)	(3.6)
Inter-segment eliminations	(36)	(58)	22	(37.9)
Total	$636,580	$560,950	$75,630	13.5%
Percentage of revenues, net	24.7%	25.8%
National Networks
The increase in the National Networks segment was primarily attributable to the impact of a full twelve months of results from the acquisition of BBC AMERICA as compared to approximately two months in 2014, an increase in marketing expense of $32,670 (excluding BBC AMERICA) primarily at AMC due to the promotion of our original programming series and an increase in share-based compensation expense and expenses relating to long-term incentive compensation of $13,653. There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease in the International and Other segment was primarily due to acquisition and integration related professional fees incurred in 2014 of $16,552, partially offset by the comparison of twelve months of results in 2015 from the acquisition of Chellomedia as compared to eleven months in 2014. Foreign currency translation had a favorable impact on the change in selling, general and administrative expenses of approximately $8,600.
Restructuring expense
Restructuring expense of $14,998 is due to $3,194 in the National Networks segment and $11,804 in the International and Other segment, which includes corporate headquarter related charges. Restructuring expense at the National Networks segment represents severance charges incurred related to employee terminations associated with the elimination of certain positions. Restructuring expense at the International and Other segment primarily represents $7,899 of severance charges incurred related to employee terminations associated with the elimination of certain positions and $3,905 of costs related to the elimination of distribution in certain territories.
Depreciation and amortization
Depreciation and amortization increased $13,983 to $83,031 for 2015 as compared to 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$29,742	$21,480	$8,262	38.5%
International and Other	53,289	47,568	5,721	12.0
	$83,031	$69,048	$13,983	20.3%
The increase in depreciation and amortization expense at the National Networks segment was primarily attributable to an increase in amortization expense of $6,747 related to identifiable intangible assets acquired as a result of the impact of a full twelve months of results in 2015 from the acquisition of BBC AMERICA as compared to approximately two months in 2014 and an increase in depreciation expense of $1,514 due to fixed asset additions.
The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to an increase of $3,617 in depreciation of fixed assets and amortization of identifiable intangible assets related to the timing of the Chellomedia acquisition which occurred on January 31, 2014 as well as the impact of other smaller acquisitions and the impact of acceleration of amortization of certain identifiable intangible assets associated with certain channel closures. In addition, foreign currency translation had a favorable impact on depreciation and amortization of $3,992.

AOCF
AOCF increased $178,763 to $838,242 for 2015 as compared to 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$810,993	$633,584	$177,409	28.0%
International and Other	29,757	24,421	5,336	21.9
Inter-segment eliminations	(2,508)	1,474	(3,982)	(270.1)
AOCF	$838,242	$659,479	$178,763	27.1%
National Networks AOCF increased due to an increase in revenues, net of $391,445, partially offset by an increase in technical and operating expenses of $135,014 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $79,022. These changes are affected by the timing of the acquisition of BBC AMERICA on October 23, 2014. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF increased due to an increase in revenues, net of $18,357 and a decrease in selling, general and administrative expenses of $6,071, partially offset by an increase in technical and operating expenses of $19,092. These changes are affected by the timing of the acquisition of Chellomedia on January 31, 2014 and smaller acquisitions which occurred in 2015 and 2014. In addition, foreign currency translation had an unfavorable impact on AOCF of approximately $12,000.
Interest expense, net
The decrease in interest expense, net of $3,121 from 2014 to 2015 was attributable to a combination of changes in the fair value of interest rate swap contracts and an increase in interest income.
Miscellaneous, net
The decrease in miscellaneous expense, net of $19,805 is primarily the result of a gain recorded in 2015 on the acquisition of a controlling interest in a previously non-consolidated joint-venture of approximately $16,137, an increase in earnings of equity method investments of $4,866, a decrease in net foreign currency transaction losses of $1,738 principally from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, a net decrease in the loss on derivative contracts of $2,361 primarily related to a loss on foreign currency option contracts recorded in 2014 due to such contracts being settled with the counterparties prior to their expiration, partially offset by a gain of $4,789 realized on the sale of an investment in 2014.
Income tax expense
Income tax expense attributable to continuing operations was $201,090 for the year ended December 31, 2015, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state income tax expense of $11,555, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $10,996, tax benefit from the domestic production activities deduction of $15,229, tax expense of $2,841 related to uncertain tax positions, including accrued interest and tax expense of $7,944 resulting from an increase in the valuation allowance relating primarily to certain foreign and local income tax credit carry forwards.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests consists of the noncontrolling parties' share of net earnings of consolidated joint ventures. The net change for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to the impact of the acquisitions of BBC AMERICA (October 23, 2014) and Chellomedia (January 31, 2014).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,175,641	100.0%	$1,591,858	100.0%	$583,783	36.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	983,575	45.2	662,233	41.6	321,342	48.5
Selling, general and administrative	560,950	25.8	425,735	26.7	135,215	31.8
Restructuring expense	15,715	0.7	—	—	15,715	n/m
Depreciation and amortization	69,048	3.2	54,667	3.4	14,381	26.3
Litigation settlement gain	—	—	(132,944)	(8.4)	132,944	(100.0)
Total operating expenses	1,629,288	74.9	1,009,691	63.4	619,597	61.4
Operating income	546,353	25.1	582,167	36.6	(35,814)	(6.2)%
Other income (expense):
Interest expense, net	(128,829)	(5.9)	(115,041)	(7.2)	(13,788)	12.0
Write-off of deferred financing costs	—	—	(4,007)	(0.3)	4,007	(100.0)
Loss on extinguishment of debt	—	—	(1,087)	(0.1)	1,087	(100.0)
Miscellaneous, net	(20,496)	(0.9)	6,969	0.4	(27,465)	(394.1)
Total other income (expense)	(149,325)	(6.9)	(113,166)	(7.1)	(36,159)	32.0
Income from continuing operations before income taxes	397,028	18.2	469,001	29.5	(71,973)	(15.3)
Income tax expense	(129,155)	(5.9)	(178,841)	(11.2)	49,686	(27.8)
Income from continuing operations	267,873	12.3	290,160	18.2	(22,287)	(7.7)
Income from discontinued operations, net of income taxes	(3,448)	(0.2)	—	—	(3,448)	n/m
Net income including noncontrolling interests	264,425	12.2%	290,160	18.2%	(25,735)	(8.9)
Net (income) loss attributable to noncontrolling interests	(3,628)	(0.2)%	578	—%	(4,206)	(727.7)%
Net income attributable to AMC Networks’ stockholders	$260,797	12.0%	$290,738	18.3%	$(29,941)	(10.3)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Years Ended December 31,
	2014	2013	$ change	% change
Operating income	$546,353	$582,167	$(35,814)	(6.2)%
Share-based compensation expense	28,363	20,299	8,064	39.7
Depreciation and amortization	69,048	54,667	14,381	26.3
Litigation settlement gain	—	(132,944)	132,944	(100.0)
Restructuring expense	15,715	—	15,715	n/m
Consolidated AOCF	$659,479	$524,189	$135,290	25.8%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,743,922	100.0%	$1,536,287	100.0%	$207,635	13.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	728,690	41.8	608,656	39.6	120,034	19.7
Selling, general and administrative	403,232	23.1	368,642	24.0	34,590	9.4
Restructuring expense	3,664	0.2	—	—	3,664	n/m
Depreciation and amortization	21,480	1.2	42,036	2.7	(20,556)	(48.9)
Operating income	$586,856	33.7%	$516,953	33.6%	$69,903	13.5%
Share-based compensation expense	21,584	1.2	17,783	1.2	3,801	21.4
Depreciation and amortization	21,480	1.2	42,036	2.7	(20,556)	(48.9)
Restructuring expense	3,664	0.2	—	—	3,664	n/m
AOCF	$633,584	36.3%	$576,772	37.5%	$56,812	9.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$434,221	100.0%	$55,887	100.0%	$378,334	677.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	258,803	59.6	57,782	103.4	201,021	347.9
Selling, general and administrative	157,776	36.3	57,097	102.2	100,679	176.3
Restructuring expense	12,051	2.8	—	—	12,051	n/m
Depreciation and amortization	47,568	11.0	12,631	22.6	34,937	276.6
Litigation settlement gain	—	—	(132,944)	(237.9)	132,944	(100.0)
Operating (loss) income	$(41,977)	(9.7)%	$61,321	109.7%	$(103,298)	(168.5)%
Share-based compensation expense	6,779	1.6	2,516	4.5	4,263	169.4
Depreciation and amortization	47,568	11.0	12,631	22.6	34,937	276.6
Litigation settlement gain	—	—	(132,944)	(237.9)	132,944	(100.0)
Restructuring expense	12,051	2.8	—	—	12,051	n/m
AOCF (deficit)	$24,421	5.6%	$(56,476)	(101.1)%	$80,897	(143.2)%

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

•
Distribution revenues increased $105,814 principally due to an increase of $57,303 primarily from licensing and home video revenues derived from our original programming, primarily at AMC, and to a lesser extent at Sundance TV and WE tv, and an increase of $48,511 in affiliation fee revenues. The increase in affiliation fee revenues resulted from an increase in viewing subscribers, primarily at IFC and WE tv, and an increase in rates, primarily at AMC. In addition, the increase in distribution revenues was also impacted by the inclusion of the results of BBC AMERICA from the date of acquisition of October 23, 2014.

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
Restructuring expense
Restructuring expense of $15,715 is due to $3,664 in the National Networks segment and $12,051 in the International and Other segment, which includes corporate headquarter related charges. Restructuring expense at both the National Networks and International and Other segments primarily represents severance charges incurred related to employee terminations associated with the elimination of certain positions.
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
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2016. Additionally, in 2015 we incurred increased capital expenditures as compared to historical years primarily related to investments in our broadcasting and technology facilities.
As of December 31, 2015, our consolidated cash and cash equivalents balance includes approximately $101,114 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $34,000 as of December 31, 2015. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then outstanding balances of our debt. As a result, we will then be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of our indebtedness. See Item 1A, “Risk Factors – Risks Related to Our Debt” in this Annual Report.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Continuing operations:
Cash flow provided by (used in) operating activities	$370,039	$375,762	$(49,463)
Cash flow used in investing activities	(116,770)	(1,223,210)	(26,146)
Cash flow provided by (used in) financing activities	(127,279)	574,877	(19,953)
Net increase (decrease) in cash from continuing operations	125,990	(272,571)	(95,562)
Discontinued operations:
Net decrease in cash flow from discontinued operations	$—	$(2,955)	$—

Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $370,039 for the year ended December 31, 2015 as compared to $375,762 for the year ended December 31, 2014. In 2015, net cash provided by operating activities resulted from $1,299,047 of net income before depreciation and amortization and other non-cash items, which was partially offset by payments for program rights of $839,123. Additionally, accounts payable, accrued expenses and other liabilities increased $42,351 primarily due to higher accrued participation and employee related liabilities at December 31, 2015 as compared to the prior year. Accounts receivable, trade, increased $111,005 at December 31, 2015 as compared to the prior year primarily driven by higher revenues as well as timing of cash receipts. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $21,231.
In 2014, net cash provided by operating activities resulted from $1,031,242 of net income before depreciation and amortization and other non-cash items, which was partially offset by payments for program rights of $690,237. Additionally, accounts payable, accrued expenses and other liabilities increased $87,472 primarily due to higher accrued participation and employee related liabilities at December 31, 2014 as compared to the prior year. Accounts receivable, trade, increased $72,984 at December 31, 2014 as compared to the prior year primarily driven by higher revenues as well as timing of cash receipts. Changes in all other assets and liabilities during the year resulted in an increase in cash of $20,269.
Net cash used in operating activities for the year ended December 31, 2013 resulted from $1,041,196 of net income before depreciation and amortization and other non-cash items and an increase of $17,789 in accounts payable, accrued expenses and other liabilities which was more than offset by payments for program rights of $517,343, a net decrease in deferred revenue and deferred litigation settlement proceeds of $337,700 primarily due to the final allocation of the Settlement Funds (see “DISH Network” discussion above), a decrease in income taxes payable of $111,881, an increase in accounts receivable, trade of $80,083 driven by higher revenues as well as timing of cash receipts, an increase in prepaid expenses and other assets of $52,836, as well as a net decrease in other net liabilities of $8,605.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $116,770, $1,223,210 and $26,146, respectively. In 2015, net cash used in investing activities was primarily related to capital expenditures of $68,321, primarily for the purchase of information technology hardware and software and transmission related equipment, as well as purchases of investments of $24,250 and a number of small acquisitions totaling $24,199.
In 2014, cash used in investing activities primarily related to payments for the acquisitions of Chellomedia, BBC AMERICA and a small international channel, net of cash acquired of $1,184,587. Net cash used in investing activities also included capital expenditures of $39,739 for the year ended December 31, 2014 primarily for the purchase of information technology hardware and software and transmission related equipment.
For the year ended December 31, 2013, net cash used in investing was driven by capital expenditures of $24,303.
Financing Activities
Net cash provided by (used in) financing activities amounted to $(127,279) for the year ended December 31, 2015 as compared to $574,877 for the year ended December 31, 2014 and $(19,953) for the year ended December 31, 2013. In 2015, cash used in financing activities was driven by repayment of long-term debt and promissory notes of $114,000 as well as taxes paid in lieu of shares issued for equity-based compensation of $14,452.
Net cash provided by financing activities for the year ended December 31, 2014 was primarily driven by proceeds from the issuance of long-term debt of $600,000, partially offset by taxes paid in lieu of shares issued for equity-based compensation of $22,192 and payments for financing costs of $9,266.
Net cash used in financing activities for the year ended December 31, 2013 consisted primarily of payments for financing costs of $12,994 and treasury stock acquired from the acquisition of restricted shares of $12,135, partially offset by the excess tax benefits from share-based compensation arrangements of $4,975.
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
The amended and restated credit agreement provides the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility provided under the original credit agreement, (b) a subsequent $600,000 term loan A (together with clause (a), the “Term Loan A Facility”)which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to consummation of the Chellomedia Acquisition, see “Acquisition of Chellomedia” discussed above, and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018.
The revolving credit facility was not drawn upon at December 31, 2015. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $9,266 and $12,669 for the years ended December 31, 2014 and 2013, respectively, which are amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2015, the interest rate on the Term Loan A Facility was 1.78%, reflecting a Eurodollar Rate plus the additional rate as described herein.
The Credit Facility requires the Borrowers to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the revolving credit facility. The Borrowers also are required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.
All obligations under the Credit Facility are guaranteed, jointly and severally, by certain of AMC Networks’ existing and future domestic restricted subsidiaries in accordance with the Credit Facility. All obligations under the Credit Facility, including the guarantees of those obligations, are secured by certain assets of the Borrowers and certain of their restricted subsidiaries.
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
The Credit Facility contains certain affirmative and negative covenants applicable to the Borrowers and certain of their restricted subsidiaries. These include restrictions on the Borrowers’ and certain of their restricted subsidiaries ability to incur indebtedness, make investments in entities that are not restricted subsidiaries, place liens on assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on its common stock. The Credit Facility also requires the Borrowers to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Facility) of 6.50:1 initially, which decreased to 6.00:1 on January 1, 2016; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Facility) of 2.50:1.
AMC Networks was in compliance with all of its covenants under the Credit Facility as of December 31, 2015.
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
AMC Networks was in compliance with all of its covenants under its 7.75% Notes Indenture as of December 31, 2015.
4.75% Senior Notes due 2022
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of its 4.75% senior notes, net of an issuance discount of $10,500, due December 15, 2022 (the “4.75% Notes”). AMC Networks used the net proceeds of this offering to repay the outstanding amount under its term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes. The 4.75% Notes were issued pursuant to an indenture, and first supplemental indenture, each dated as of December 17, 2012 (collectively, the “4.75% Notes Indenture”).
In connection with the issuance of the 4.75% Notes, AMC Networks incurred deferred financing costs of $1,534, which are being amortized, using the effective interest method, to interest expense over the term of the 4.75% Notes.
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
AMC Networks was in compliance with all of its covenants under its 4.75% Notes Indenture as of December 31, 2015.

Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2015 are summarized in the following table:

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:
Principal payments	$2,706,000	$148,000	$518,000	$740,000	$1,300,000
Interest payments (1)	642,028	114,700	227,951	188,127	111,250
Program rights obligations	730,488	289,897	283,882	136,693	20,016
Purchase obligations (2)	1,049,927	256,566	225,282	78,333	489,746
Operating lease obligations	267,627	30,371	45,074	48,707	143,475
Guarantees (3)	198,507	198,507	—	—	—
Capital lease obligations (4)	50,851	6,912	13,824	11,016	19,099
Total	$5,645,428	$1,044,953	$1,314,013	$1,202,876	$2,083,586

(1)	Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2015.

(2)
Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations and transmission and marketing commitments that have not yet met the criteria to be recorded in the balance sheet.

(3)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.

(4)	Capital lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2015, the liability for uncertain tax positions was $20,238, excluding the related accrued interest liability of $2,567 and deferred tax assets of $5,257. See Note 13 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
In connection with the acquisition of BBC AMERICA, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversaries of the agreement. Additionally, in connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value. The above table does not include any future payments that would be required upon the exercise of these put rights.
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
The carrying amount of goodwill, by operating segment is as follows:

December 31, 2015
National Networks	$244,849
International and Other	491,426
$736,275
Based on our annual impairment test for goodwill as of December 1, 2015, no impairment charge was required for any of the reporting units. We performed a qualitative assessment for all reporting units, other than the International Programming Networks reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. We performed a quantitative assessment for the International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of the International Programming Networks reporting unit decreased by 9%, we would be required to perform step-two of the quantitative assessment.
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
Useful Lives of Finite-Lived Intangible Assets
We have recognized intangible assets for affiliation agreements and affiliate relationships, advertiser relationships and other intangible assets as a result of our accounting for business combinations. We have determined that such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangible assets at December 31, 2015 are as follows:

	Net Carrying Value at, December 31, 2015	Estimated Useful Lives in Years
Affiliate and customer relationships	$443,809	11 to 25 years
Advertiser relationships	41,292	11 years
Trade names	44,169	20 years
Other amortizable intangible assets	10	5 years
	$529,280
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
Our owned original programming is primarily produced by production companies, with the remainder produced by us. Owned original programming costs, including certain development and estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue, and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. We periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the program right to its fair value. We believe the most sensitive factor affecting our estimate of ultimate revenues is the program’s audience ratings. A program’s strong performance could result in increased usage and increased revenues in a particular period resulting in accelerated amortization of production costs in that period. Poor ratings may result in the reduction of planned usage or the abandonment of a program, which would require a write-off of any unamortized production costs. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Historically, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Any capitalized pilot costs for programs that we determine will not be produced are also written off. Program rights write-offs of $43,196, $44,204 and $61,005 were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
Income Taxes
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates with regard to uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 13 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. ASU 2015-17 is effective for the first quarter of 2017 with early adoption permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. The Company adopted ASU 2015-03 effective for the year ended December 31, 2015. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2015, the fair value of our fixed rate debt of $1,337,625 was more than its carrying value of $1,280,939 by $56,686. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2015 would increase the estimated fair value of our fixed rate debt by approximately $39,880 to approximately $1,377,500.
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
As of December 31, 2015, we have $2,667,808 of debt outstanding (excluding capital leases), of which $1,386,869 outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2015 would increase our annual interest expense by approximately $13,869.
As of December 31, 2015, we have interest rate swap contracts outstanding with notional amounts aggregating $350,000. The aggregate fair values of interest rate swap contracts at December 31, 2015 was a liability of $2,682 (consisting of $660 included in accrued liabilities and $2,022 in other liabilities). As a result of these transactions, the interest rate paid on approximately 61% of our debt (excluding capital leases) as of December 31, 2015 is effectively fixed (48% being fixed rate obligations and 13% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized losses, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $377 and is included in accumulated other comprehensive loss. At December 31, 2015, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
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
As a result of our international expansion in recent years, we expect the exposure to foreign currency fluctuations will have a more significant impact on our financial position and results of operations.
To manage foreign currency exchange rate risk, we enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
The Company recognized $(21,990), $(23,729) and $7,322 of foreign currency transaction (losses) gains for the years ended December 31, 2015, 2014, and 2013, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statement of income.

The Company also recognized a loss of $1,754 for the year ended December 31, 2014 resulting from the settlement of certain foreign currency option contracts. Such amount is included in miscellaneous, net in the consolidated statement of income.
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
Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 64 of this Annual Report, and are incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report appearing on page F-1.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2015 (the “2016 Proxy Statement”), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2016 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2016 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2016 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information relating to principal accounting fees and services will be included in the 2016 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:

(1)	The financial statements as indicated in the index set forth on page 64.

(2)	Financial statement schedule:
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

10.26
Amendment No 1. to the Amended and Restated Credit Agreement, dated January 29, 2015, among AMC Networks Inc. and AMC Network Entertainment LLC, as the Initial Borrowers, certain subsidiaries of AMC Networks Inc. named therein, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, the lenders party thereto and the other financial institutions party thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.27	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.28
Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between VOOM HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.29
Form of Performance Award Agreement under the Amended and Restated 2011 Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.30
Form of Restricted Stock Units Award Agreement under the Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.31	Form of Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Employee Stock Plan.

10.32	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Employee Stock Plan.

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

AMC Networks Inc.

Date:	February 25, 2016	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 25, 2016
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	February 25, 2016
Sean S. Sullivan	(Principal Financial and Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 25, 2016
Charles F. Dolan

/s/ William J. Bell	Director	February 25, 2016
William J. Bell

/s/ James L. Dolan	Director	February 25, 2016
James L. Dolan

/s/ Kristin A. Dolan	Director	February 25, 2016
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 25, 2016
Marianne Dolan Weber

Name	Title	Date

/s/ Patrick F. Dolan	Director	February 25, 2016
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 25, 2016
Thomas C. Dolan

/s/ Jonathan F. Miller	Director	February 25, 2016
Jonathan F. Miller

/s/ Alan D. Schwartz	Director	February 25, 2016
Alan D. Schwartz

/s/ Brian G. Sweeney	Director	February 25, 2016
Brian G. Sweeney

/s/ Leonard Tow	Director	February 25, 2016
Leonard Tow

/s/ David E. Van Zandt	Director	February 25, 2016
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 25, 2016
Carl E. Vogel

/s/ Robert C. Wright	Director	February 25, 2016
Robert C. Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited AMC Networks Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Networks Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AMC Networks Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Networks Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Networks Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Networks Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 25, 2016

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$316,321	$201,367
Accounts receivable, trade (less allowance for doubtful accounts of $4,307 and $4,276)	674,611	587,193
Amounts due from related parties, net	4,062	4,102
Current portion of program rights, net	453,157	437,302
Prepaid expenses and other current assets	72,989	74,294
Deferred tax asset, net	16,198	24,822
Total current assets	1,537,338	1,329,080
Property and equipment, net	163,860	133,844
Program rights, net	1,027,394	959,941
Deferred carriage fees, net	50,069	46,737
Intangible assets, net	549,180	590,824
Goodwill	736,275	734,356
Other assets	200,799	155,044
Total assets	$4,264,915	$3,949,826
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$124,441	$101,866
Accrued liabilities	200,793	204,786
Current portion of program rights obligations	289,897	271,199
Deferred revenue	64,229	36,888
Promissory note payable	—	40,000
Current portion of long-term debt	148,000	74,000
Current portion of capital lease obligations	3,561	2,953
Total current liabilities	830,921	731,692
Program rights obligations	440,591	465,672
Long-term debt, net	2,519,808	2,658,805
Capital lease obligations	29,779	27,386
Deferred tax liability, net	137,233	128,066
Other liabilities	103,530	85,503
Total liabilities	4,061,862	4,097,124
Commitments and contingencies
Redeemable noncontrolling interests	211,691	204,611
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,120,102 and 61,762,944 shares issued and 60,909,831 and 60,552,673 shares outstanding, respectively	621	618
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 and 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	123,157	100,642
Accumulated earnings (deficit)	24,880	(341,889)
Treasury stock, at cost (1,210,271 shares Class A Common Stock, respectively)	(51,993)	(51,993)
Accumulated other comprehensive loss	(136,057)	(79,248)
Total AMC Networks stockholders’ deficiency	(39,277)	(371,755)
Non-redeemable noncontrolling interests	30,639	19,846
Total stockholders’ deficiency	(8,638)	(351,909)
Total liabilities and stockholders’ deficiency	$4,264,915	$3,949,826
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2015	2014	2013
Revenues, net (including revenues, net from related parties of $27,508, $28,089 and $31,188, respectively)	$2,580,935	$2,175,641	$1,591,858
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including charges from related parties of $324 in 2013)	1,137,133	983,575	662,233
Selling, general and administrative (including charges from related parties of $4,903, $3,217 and $2,721, respectively)	636,580	560,950	425,735
Restructuring expense	14,998	15,715	—
Depreciation and amortization	83,031	69,048	54,667
Litigation settlement gain	—	—	(132,944)
Total operating expenses	1,871,742	1,629,288	1,009,691
Operating income	709,193	546,353	582,167
Other income (expense):
Interest expense	(128,135)	(130,262)	(115,860)
Interest income	2,427	1,433	819
Write-off of deferred financing costs	—	—	(4,007)
Loss on extinguishment of debt	—	—	(1,087)
Miscellaneous, net	(691)	(20,496)	6,969
Total other income (expense)	(126,399)	(149,325)	(113,166)
Income from continuing operations before income taxes	582,794	397,028	469,001
Income tax expense	(201,090)	(129,155)	(178,841)
Income from continuing operations	381,704	267,873	290,160
Loss from discontinued operations, net of income taxes	—	(3,448)	—
Net income including noncontrolling interests	381,704	264,425	290,160
Net (income) loss attributable to noncontrolling interests	(14,916)	(3,628)	578
Net income attributable to AMC Networks’ stockholders	$366,788	$260,797	$290,738

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$5.06	$3.67	$4.06
Loss from discontinued operations	$—	$(0.05)	$—
Net income	$5.06	$3.62	$4.06

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$5.01	$3.63	$4.00
Loss from discontinued operations	$—	$(0.05)	$—
Net income	$5.01	$3.58	$4.00

Weighted average common shares:
Basic weighted average common shares	72,420	72,000	71,543
Diluted weighted average common shares	73,190	72,854	72,703

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	2015	2014	2013
Net income including noncontrolling interests	$381,704	$264,425	$290,160
Other comprehensive (loss) income:
Foreign currency translation adjustment	(55,852)	(74,758)	—
Unrealized gain on interest rate swaps	3,365	4,320	6,262
Other comprehensive (loss) income, before income taxes	(52,487)	(70,438)	6,262
Income tax expense	(4,322)	(4,315)	(2,311)
Other comprehensive (loss) income, net of income taxes	(56,809)	(74,753)	3,951
Comprehensive income	324,895	189,672	294,111
Comprehensive (income) loss attributable to noncontrolling interests	(13,123)	(1,304)	578
Comprehensive income attributable to AMC Networks’ stockholders	$311,772	$188,368	$294,689
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Deficiency	Non-redeemable Noncontrolling Interests	Total Stockholders’ Deficiency
Balance, December 31, 2012	612	118	36,454	(893,424)	(17,666)	(8,446)	(882,352)	—	(882,352)
Net income attributable to AMC Networks’ stockholders	—	—	—	290,738	—	—	290,738	—	290,738
Issuance of members' interest by subsidiary, net	—	—	1,246	—	—	—	1,246	—	1,246
Other comprehensive income	—	—	—	—	—	3,951	3,951	—	3,951
Share-based compensation expense	—	—	20,299	—	—	—	20,299	—	20,299
Proceeds from the exercise of stock options	2	—	1,757	—	—	—	1,759	—	1,759
Treasury stock acquired from forfeitures and acquisition of restricted shares	—	—	—	—	(12,135)	—	(12,135)	—	(12,135)
Conversion of Class B to Class A common stock	3	(3)	—	—	—	—	—	—	—
Excess tax benefits on share-based awards	—	—	4,975	—	—	—	4,975	—	4,975
Balance, December 31, 2013	$617	$115	$64,731	$(602,686)	$(29,801)	$(4,495)	$(571,519)	$—	$(571,519)
Net income attributable to AMC Networks’ stockholders	—	—	—	260,797	—	—	260,797	—	260,797
Non-redeemable noncontrolling interests acquired	—	—	—	—	—	—	—	22,038	22,038
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(703)	(703)
Contribution from noncontrolling member	—	—	—	—	—	—	—	835	835
Adjustment to issuance of members' interest by subsidiary, net	—	—	(312)	—	—	—	(312)	—	(312)
Other comprehensive income	—	—	—	—	—	(74,753)	(74,753)	(2,324)	(77,077)
Share-based compensation expense	—	—	28,363	—	—	—	28,363	—	28,363
Proceeds from the exercise of stock options	1	—	1,102	—	—	—	1,103	—	1,103
Treasury stock acquired from forfeitures and acquisition of restricted shares	—	—	—	—	(22,192)	—	(22,192)	—	(22,192)
Restricted stock units converted to shares	—	—	(40)	—	—	—	(40)	—	(40)
Excess tax benefits on share-based awards	—	—	6,798	—	—	—	6,798	—	6,798
Balance, December 31, 2014	618	115	100,642	(341,889)	(51,993)	(79,248)	(371,755)	19,846	(351,909)
Net income attributable to AMC Networks’ stockholders	—	—	—	366,788	—	—	366,788	—	366,788
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	6,587	6,587
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,677	4,677
Contribution from noncontrolling member	—	—	—	—	—	—	—	1,322	1,322
Other	—	—	—	(19)	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	—	—	(56,809)	(56,809)	(1,793)	(58,602)
Share-based compensation expense	—	—	31,020	—	—	—	31,020	—	31,020
Proceeds from the exercise of stock options	1	—	1,339	—	—	—	1,340	—	1,340
Restricted stock units converted to shares	2	—	(14,454)	—	—	—	(14,452)	—	(14,452)
Excess tax benefits on share-based awards	—	—	4,610	—	—	—	4,610	—	4,610
Balance, December 31, 2015	$621	$115	$123,157	$24,880	$(51,993)	$(136,057)	$(39,277)	$30,639	$(8,638)
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$381,704	$264,425	$290,160
Loss from discontinued operations	—	3,448	—
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	83,031	69,048	54,667
Share-based compensation expense related to equity classified awards	31,020	28,363	20,299
Amortization and write-off of program rights	748,545	629,846	497,608
Amortization of deferred carriage fees	16,018	11,362	10,590
Unrealized foreign currency transaction loss (gain)	26,775	23,292	(6,543)
Unrealized loss (gain) on derivative contracts, net	2,015	(1,780)	(4,313)
Amortization and write-off of deferred financing costs and discounts on indebtedness	9,003	8,676	11,124
Loss on extinguishment of debt	—	—	1,087
Provision for doubtful accounts	1,705	1,028	1,440
Deferred income taxes	19,616	1,207	171,504
Excess tax benefits from share-based compensation arrangements	(4,610)	(6,798)	(4,975)
Gain on investments	(16,632)	(4,789)	—
Other, net	857	3,914	(1,452)
Changes in assets and liabilities:
Accounts receivable, trade	(111,005)	(72,984)	(80,083)
Amounts due from related parties, net	41	2,768	2,033
Prepaid expenses and other assets	(24,355)	(3,869)	(52,836)
Program rights and obligations, net	(839,123)	(690,237)	(517,343)
Income taxes payable	(4,796)	24,140	(111,881)
Deferred revenue and deferred litigation settlement proceeds	27,495	10,293	(337,700)
Deferred carriage fees, net	(19,616)	(13,063)	(10,638)
Accounts payable, accrued expenses and other liabilities	42,351	87,472	17,789
Net cash provided by (used in) operating activities	370,039	375,762	(49,463)
Cash flows from investing activities:
Capital expenditures	(68,321)	(39,739)	(24,303)
Payments for acquisitions, net of cash acquired	(24,199)	(1,184,587)	—
Purchases of investments	(24,250)	(5,375)	(2,500)
Proceeds from insurance settlements	—	654	657
Proceeds from the sale of an investment	—	5,837	—
Net cash used in investing activities	(116,770)	(1,223,210)	(26,146)
Cash flows from financing activities:
Repayment of long-term debt	(74,000)	—	(880,000)
Proceeds from the issuance of long-term debt	—	600,000	880,000
Payment of promissory note	(40,000)	—	—
Payments for financing costs	—	(9,266)	(12,994)
Deemed repurchase of restricted stock/units	(14,452)	(22,192)	(12,135)
Proceeds from stock option exercises	1,340	1,103	1,759
Excess tax benefits from share-based compensation arrangements	4,610	6,798	4,975
Principal payments on capital lease obligations	(2,945)	(2,401)	(1,558)
Distributions to noncontrolling interest	(3,154)	—	—
Contributions from noncontrolling interest	1,322	835	—
Net cash (used in) provided by financing activities	(127,279)	574,877	(19,953)
Net increase (decrease) in cash and cash equivalents from continuing operations	125,990	(272,571)	(95,562)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(2,955)	—
Net decrease in cash and cash equivalents from discontinued operations	—	(2,955)	—
Effect of exchange rate changes on cash and cash equivalents	(11,036)	(45,058)	6,543
Cash and cash equivalents at beginning of year	201,367	521,951	610,970
Cash and cash equivalents at end of year	$316,321	$201,367	$521,951
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
AMC Networks Inc. (“AMC Networks”) and its subsidiaries (collectively referred to as the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Principally includes activities of our programming businesses which include our five programming networks distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our programming businesses within the National Networks segment may also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI- DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks, and various developing on-line content distribution initiatives.

Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its majority owned or controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the valuation of acquisition-related assets and liabilities, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and intangible assets and income tax assets and liabilities.
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Discontinued Operations
In connection with the acquisition of Chellomedia (see Note 3), management committed to a plan to dispose of the operations of Chellomedia's advertising sales unit, Atmedia, which was completed in August 2014. The operating results of Atmedia have been classified as discontinued operations for the year ended December 31, 2014.
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
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $210,929, $178,068 and $150,734 for the years ended December 31, 2015, 2014, and 2013, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income.
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
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities, including intercompany balances for which settlement is anticipated in the foreseeable future, are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded as a component of other comprehensive income ("OCI") in the consolidated statements of stockholders' deficiency.
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized $(21,990), $(23,729) and $7,322 of realized and unrealized foreign currency transaction (losses) gains for the years ended December 31, 2015, 2014, and 2013, respectively, which are included in miscellaneous, net in the consolidated statements of income.

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
The Company considers the balance of its investment in funds that hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2015 and 2014, the Company had $79,048 and $54,552, respectively, of accounts receivable due in excess of one-year, which are included in other assets in the consolidated balance sheets.
Program Rights
Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of unamortized cost or net realizable value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or the license period begins. Costs are amortized to technical and operating expense on a straight-line basis over a period not to exceed the respective license periods.
The Company’s owned original programming is primarily produced by production companies, with the remainder produced by the Company. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the Company’s current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to its fair value.
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. See Note 5 for further discussion regarding program rights write-offs.
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
Deferred Carriage Fees
Deferred carriage fees represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement (up to 13 years).
Derivative Financial Instruments
The Company’s derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company’s embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense, for interest rate swap contracts and miscellaneous, net, for foreign currency contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 11 for a further discussion of the Company’s derivative financial instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2015 and 2014, one customer accounted for 17% and 15%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets).
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	72,420,000	72,000,000	71,543,000
Effect of dilution:
Stock options	148,000	225,000	286,000
Restricted shares/units	622,000	629,000	874,000
Diluted weighted average shares outstanding	73,190,000	72,854,000	72,703,000
Common Stock of AMC Networks
Each holder of AMC Networks Class A Common Stock has one vote per share while holders of AMC Networks Class B Common Stock have ten votes per share. AMC Networks Class B shares can be converted to AMC Networks Class A Common Stock at any time with a conversion ratio of one AMC Networks Class A common share for one AMC Networks Class B common share. The AMC Networks Class A stockholders are entitled to elect 25% of the Company’s Board of Directors. AMC Networks Class B stockholders have the right to elect the remaining members of the Company’s Board of Directors. In addition, AMC Networks Class B stockholders are parties to an agreement which has the effect of causing the voting power of these AMC Networks Class B stockholders to be cast as a block.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2012	60,591,030	11,784,408
Conversion of Class B common stock to Class A common stock	300,000	(300,000)
Employee and non-employee director stock transactions*	(96,916)	—
Balance at December 31, 2013	60,794,114	11,484,408
Employee and non-employee director stock transactions*	(241,441)	—
Balance at December 31, 2014	60,552,673	11,484,408
Employee and non-employee director stock transactions*	357,158	—
Balance at December 31, 2015	60,909,831	11,484,408
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. ASU 2015-17 is effective for the first quarter of 2017 with early adoption permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt. The Company adopted ASU 2015-03 effective for the year ended December 31, 2015. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Note 3. Acquisitions
BBC AMERICA
On October 23, 2014, the Company, through a wholly-owned subsidiary, AMC New Video Holdings LLC ("AMC New Video"), entered into a membership interest purchase agreement (the "Purchase Agreement”) with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which AMC New Video acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), that owns the cable channel BBC AMERICA (the "Transaction"), for a purchase price of $200,000 (the "Purchase Price"). The Company funded the Purchase Price with cash on hand and a $40,000 promissory note payable on April 23, 2015. In addition to the purchase agreement, such subsidiary entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates (the "Joint Venture Agreement") that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel and as a result consolidates the results of the joint venture from the date of closing. The joint venture is included in the National Networks operating segment. The Company views this joint venture as an important addition to its overall channel portfolio and programming content strategy.
The goodwill associated with the New Video acquisition is generally deductible for tax purposes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

Cash, net of cash acquired	$159,889
Promissory note	40,000
Total consideration transferred	199,889
Redeemable noncontrolling interest	200,000
$399,889
Allocation to net assets acquired:
Prepaid expenses and other current assets	621
Accounts receivable, trade	32,272
Program rights	73,134
Deferred carriage fees	567
Property and equipment	111
Intangible assets	113,528
Other assets	46,000
Accounts payable and accrued liabilities	(5,470)
Program rights obligations	(30,645)
Deferred revenue	(3,378)
Fair value of net assets acquired	226,740
Goodwill	173,149
$399,889
Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.035 billion). The Company funded the purchase price with cash on hand and an additional $600 million borrowed under its Term Loan A Facility (see Note 9).
The acquisition provides AMC Networks with television channels that are distributed to more than 390 million subscribers in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition is included in the International and Other segment. The Company views this acquisition as an important part of its long-term strategy of expanding the Company's business internationally.
The goodwill associated with the Chellomedia acquisition is generally not deductible for tax purposes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed.

Consideration Transferred:
Cash, net of cash acquired	$996,586

Allocation to net assets acquired:
Accounts receivable, trade	125,683
Program rights	93,505
Prepaid expenses and other current assets	27,634
Deferred tax asset, net	23,240
Property and equipment	42,853
Intangible assets	294,949
Assets held for sale	18,603
Other assets	31,385
Accounts payable	(21,627)
Accrued liabilities	(43,652)
Program rights obligations	(31,984)
Deferred tax liability, net	(24,590)
Liabilities held for sale	(18,130)
Other liabilities	(13,993)
Noncontrolling interests acquired	(22,038)
Fair value of net assets acquired	481,838
Goodwill	514,748
$996,586
Unaudited Pro forma financial information
The following unaudited pro forma financial information is based on (i) the historical consolidated financial statements of the Company, (ii) the historical financial statements of New Video and (iii) the historical combined financial statements of Chellomedia, and is intended to provide information about how these acquisitions and related financing may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2014. The unaudited pro forma financial information has been prepared for comparative purposes only and includes adjustments for additional interest expense associated with the terms of the Company's amended and restated credit agreement, estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired, and the reclassification of the operating results of the Atmedia business to discontinued operations. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had these acquisitions taken place on the date indicated or that may result in the future.

Pro Forma Financial Information for the Year Ended December 31, 2014
Revenues, net	$2,337,409
Income from continuing operations, net of income taxes	$280,869
Net income per share, basic	$3.90
Net income per share, diluted	$3.86
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Other Acquisitions
During 2015 and 2014, the Company completed several acquisitions of small international channels. These acquisitions are included in the International and Other segment and build on the Company's international expansion strategy and the potential to provide long-term international growth and value. These acquisitions were not material to our consolidated financial statements.
Note 4. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company and the elimination of distribution in certain territories.
The following table summarizes the restructuring expense recognized by operating segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014
National Networks	$3,194	$3,664
International & Other	11,804	12,051
Total restructuring expense	$14,998	$15,715
The following table summarizes the accrued restructuring costs:

	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2013	$—	$—	$—
Charges incurred	9,721	5,994	15,715
Cash payments	(3,322)	(1,433)	(4,755)
Non-cash adjustments	—	(3,703)	(3,703)
Currency translation	126	27	153
Balance at December 31, 2014	$6,525	$885	$7,410
Charges incurred	11,189	3,809	14,998
Cash payments	(8,113)	(396)	(8,509)
Non-cash adjustments	—	(3,530)	(3,530)
Currency translation	(103)	(256)	(359)
Balance at December 31, 2015	$9,498	$512	$10,010
Accrued liabilities for restructuring costs of $9,942 and $68 are included in accrued liabilities and other liabilities, respectively in the consolidated balance sheet at December 31, 2015.
Note 5. Program Rights and Obligations
Program Rights
Owned original program rights, net is comprised of $162,612 of completed programming and $144,894 of in-production programming at December 31, 2015 and is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 92% of unamortized owned original programming costs, as of December 31, 2015, will be amortized within the next three years. The Company expects to amortize approximately $98,273 of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $43,196, $44,204 and $61,005 were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Program Rights Obligations
Amounts payable subsequent to December 31, 2015 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,
2016	$289,897
2017	164,286
2018	119,596
2019	86,291
2020	50,402
Thereafter	20,016
$730,488
Note 6. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

	December 31,		Estimated Useful Lives
	2015	2014
Program, service and test equipment	$199,190	$164,734	2 to 5 years
Satellite equipment	42,367	36,201	13 years
Furniture and fixtures	18,846	17,512	5 to 8 years
Transmission equipment	47,218	47,610	5 years
Leasehold improvements	65,475	54,029	Term of lease
	373,096	320,086
Accumulated depreciation and amortization	(209,236)	(186,242)
	$163,860	$133,844
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $41,037, $38,220 and $23,036, for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2015	2014
Satellite equipment	$42,367	$36,201
Less accumulated amortization	(14,640)	(11,480)
	$27,727	$24,721
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2014	$250,595	$483,761	$734,356
Additions and purchase accounting adjustments	(3,222)	33,756	30,534
Amortization of "second component" goodwill	(2,524)	—	(2,524)
Foreign currency translation	—	(26,091)	(26,091)
December 31, 2015	$244,849	$491,426	$736,275

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Additions and purchase accounting adjustments included in the National Networks and the International and Other segments relate to the New Video acquisition and the acquisition of two small international channels, respectively. The goodwill allocation for the acquisitions in 2015 are preliminary and based on current estimates of fair value of the net identifiable assets and liabilities acquired and are subject to change.
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
There were no accumulated impairment losses related to goodwill for any periods as of December 31, 2015.
The following table summarizes information relating to the Company’s identifiable intangible assets:

	December 31, 2015			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$554,012	$(110,203)	$443,809	11 to 25 years
Advertiser relationships	46,282	(4,990)	41,292	11 years
Trade names	48,522	(4,353)	44,169	20 years
Other amortizable intangible assets	15	(5)	10	5 years
Total amortizable intangible assets	648,831	(119,551)	529,280
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$668,731	$(119,551)	$549,180
	December 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$555,742	$(80,351)	$475,391
Advertiser relationships	45,827	(655)	45,172
Trade names	52,698	(2,351)	50,347
Other amortizable intangible assets	16	(2)	14
Total amortizable intangible assets	654,283	(83,359)	570,924
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$674,183	$(83,359)	$590,824
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013 was $41,994, $30,828 and $31,631, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2016	$38,776
2017	38,776
2018	38,776
2019	38,773
2020	34,563

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Annual Impairment Test of Goodwill
Based on the Company's annual impairment test for goodwill as of December 1, 2015, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for all reporting units, other than the International Programming Networks reporting unit. The qualitative assessments included, but were not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. The Company performed a quantitative assessment for the International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of the International Programming Networks reporting unit decreased by 9%, the Company would be required to perform step-two of the quantitative assessment.
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
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2015	December 31, 2014
Interest	$28,246	$28,685
Employee related costs	119,931	102,608
Income taxes payable	2,112	11,876
Other accrued expenses	50,504	61,617
Total accrued liabilities	$200,793	$204,786

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 9. Long-term Debt
The Company's long-term debt consists of:

	December 31, 2015	December 31, 2014
Senior Secured Credit Facility:
Term loan A facility	$1,406,000	$1,480,000
Senior Notes:
7.75% Notes due July 2021	700,000	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,706,000	2,780,000
Unamortized discount	(17,911)	(20,434)
Unamortized deferred financing costs	(20,281)	(26,761)
Long-term debt, net	2,667,808	2,732,805
Current portion of long-term debt	148,000	74,000
Noncurrent portion of long-term debt	$2,519,808	$2,658,805
Amended and Restated Senior Secured Credit Facility
On December 16, 2013, AMC Networks and its subsidiary, AMC Network Entertainment LLC (the “Borrowers”), and certain of AMC Networks’ subsidiaries, as restricted subsidiaries, entered into an amended and restated credit agreement, which provided the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility, (b) a subsequent $600,000 term loan A (collectively, the “Term Loan A Facility”)which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to the acquisition of Chellomedia (see Note 3 for further discussion regarding the acquisition of Chellomedia), and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018 and was not drawn upon at December 31, 2015.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $9,266 and $12,669 for the years ended December 31, 2014 and 2013, respectively, which are being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Additionally, the Company recorded a write-off of deferred financing costs associated with its prior credit facility of $4,007 for the year ended December 31, 2013, which includes certain unamortized deferred financing costs of $3,719 and certain financing costs relating to the Credit Facility of $288 as well as a loss on extinguishment of debt of $1,087 for the year ended December 31, 2013 related to a portion of the unamortized discount associated with the prior credit facility that was written off.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2015, the interest rate on the Term Loan A Facility was 1.78%, reflecting a Eurodollar Rate plus the additional rate as described herein.
The Credit Facility requires the Borrowers to pay a commitment fee of between 0.25% and 0.50% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the revolving credit facility. The Borrowers also are required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Facility.
All obligations under the Credit Facility are guaranteed, jointly and severally, by certain of AMC Networks’ existing and future domestic restricted subsidiaries in accordance with the Credit Facility and secured by certain assets of the Borrowers and certain of its restricted subsidiaries.
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
AMC Networks was in compliance with all financial covenants under the Credit Facility as of December 31, 2015.
7.75% Senior Notes due 2021
On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “7.75% Notes”) to CSC Holdings, LLC ("CSC Holdings"), a subsidiary of Cablevision Systems Corporation ("Cablevision"), as partial consideration for the transfer to AMC Networks of the businesses included in the Distribution in June 2011. CSC Holdings used the Company’s 7.75% Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the 7.75% Notes or their affiliates then offered the 7.75% Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the 7.75% Notes being held by third party investors.
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
4.75% Senior Notes due 2022
On December 17, 2012, AMC Networks issued $600,000 in aggregate principal amount of its 4.75% senior notes, net of an issuance discount of $10,500, due December 15, 2022 (the “4.75% Notes”). AMC Networks used the net proceeds of this offering to repay the outstanding amount under its term loan B facility of approximately $587,600, with the remaining proceeds used for general corporate purposes. The 4.75% Notes were issued pursuant to an indenture, and first supplemental indenture, each dated as of December 17, 2012 (collectively, the “4.75% Notes Indenture”).
In connection with the issuance of the 4.75% Notes, AMC Networks incurred deferred financing costs of $1,534, which are being amortized, using the effective interest method, to interest expense over the term of the 4.75% Notes.
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
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2015 are as follows:

Years Ending December 31,
2016	$148,000
2017	222,000
2018	296,000
2019	740,000
2020	—
Thereafter	1,300,000
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Level I	Level II	Total
At December 31, 2015:
Assets:
Cash equivalents	$2,027	$—	$2,027
Interest rate swap contracts	—	1,449	1,449
Foreign currency derivatives	—	4,421	4,421
Liabilities:
Interest rate swap contracts	$—	$2,682	$2,682
Foreign currency derivatives	—	3,107	3,107
At December 31, 2014:
Assets:
Cash equivalents	$11,058	$—	$11,058
Foreign currency derivatives	—	3,949	3,949
Liabilities:
Interest rate swap contracts	—	6,613	6,613
Foreign currency derivatives	$—	$2,346	$2,346
The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency derivatives (see Note 11) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$1,386,869	$1,370,850
7.75% Notes due July 2021	689,910	737,625
4.75% Notes due December 2022	591,029	600,000
	$2,667,808	$2,708,475

	December 31, 2014
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$1,454,321	$1,465,200
7.75% Notes due July 2021	688,512	761,250
4.75% Notes due December 2022	589,972	585,000
	$2,732,805	$2,811,450

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
The Company assesses, both at the hedge’s inception and on an ongoing basis, hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. Hedge effectiveness of the interest rate swap contracts is based on a hypothetical derivative methodology. Any ineffective portion of an interest rate swap contract which is designated as a hedging instrument is recorded in current-period earnings. Changes in fair value of interest rate swap contracts not designated as hedging instruments are also recognized in earnings and included in interest expense.
As of December 31, 2015, the Company had interest rate swap contracts outstanding with notional amounts aggregating $350,000, which consists of interest rate swap contracts with notional amounts of $150,000 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from August 2016 to October 2018. At December 31, 2015, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
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
In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element and changes in their fair values are included in miscellaneous, net in the consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

	Balance Sheet Location	December 31,
		2015	2014
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$1,449	$—
Liabilities:
Interest rate swap contracts	Accrued liabilities	—	2,388
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,331	1,808
Foreign currency derivatives	Other assets	3,090	2,141
Liabilities:
Interest rate swap contracts	Accrued liabilities	660	—
Interest rate swap contracts	Other liabilities	2,022	4,225
Foreign currency derivatives	Accrued liabilities	1,429	914
Foreign currency derivatives	Other liabilities	1,678	1,432
The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$638	$(762)	Interest expense	$(2,727)	$(5,082)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2015 and 2014.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2015	2014
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(578)	$(1,285)
Foreign currency option contracts	Miscellaneous, net	—	(1,754)
Foreign currency derivatives	Miscellaneous, net	503	(130)
Total		$(75)	$(3,169)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 12. Leases
Operating Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2027. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $25,840, $22,885 and $15,640, respectively.
The future minimum annual payments for the Company’s operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, at rates now in force are as follows:

2016	$30,371
2017	20,233
2018	24,841
2019	25,349
2020	23,358
Thereafter	143,475
Capital Leases
Future minimum capital lease payments as of December 31, 2015 are as follows:

2016	$6,912
2017	6,912
2018	6,912
2019	6,039
2020	4,977
Thereafter	19,099
Total minimum lease payments	50,851
Less amount representing interest (at 8.2%-12%)	(17,511)
Present value of net minimum future capital lease payments	33,340
Less principal portion of current installments	(3,561)
Long-term portion of obligations under capital leases	$29,779
Note 13. Income Taxes
Income from continuing operations before income taxes consists of the following components:

	Years Ended December 31,
	2015	2014	2013
Domestic	$566,444	$384,853	$468,314
Foreign	16,350	12,175	687
Total	$582,794	$397,028	$469,001

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$146,915	$111,047	$(10,137)
State	15,713	10,882	2,403
Foreign	14,508	13,837	5,104
	177,136	135,766	(2,630)
Deferred expense (benefit):
Federal	12,563	5,036	154,299
State	1,300	(1,373)	17,205
Foreign	5,753	(2,456)	—
	19,616	1,207	171,504
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	4,338	(7,818)	9,967
Income tax expense	$201,090	$129,155	$178,841
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	2	2
Effect of foreign operations	(2)	(2)	—
Nontaxable income attributable to noncontrolling interests	(1)	(1)	—
Changes in the valuation allowance	1	1	1
Domestic production activity deduction	(3)	(2)	(1)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	1	(1)	2
Other	1	—	(1)
Effective income tax rate	34%	32%	38%

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$7,076	$9,003
Compensation and benefit plans	17,296	15,213
Allowance for doubtful accounts	261	286
Other liabilities	5,383	5,537
Deferred tax asset	30,016	30,039
Valuation allowance	(1,236)	(596)
Net deferred tax asset, current	28,780	29,443
Other assets	(12,636)	(4,662)
Deferred tax liability, current	(12,636)	(4,662)
Net deferred tax asset, current	16,144	24,781
Noncurrent
NOLs and tax credit carry forwards	76,285	68,042
Compensation and benefit plans	28,016	20,705
Fixed assets and intangible assets	35,781	43,751
Interest rate swap contracts	2,412	2,857
Accrued interest expense	11,692	10,522
Other liabilities	12,040	9,171
Deferred tax asset	166,226	155,048
Valuation allowance	(53,100)	(50,434)
Net deferred tax asset, noncurrent	113,126	104,614
Prepaid liabilities	(820)	(781)
Fixed assets and intangible assets	(70,337)	(64,762)
Investments in partnerships	(154,215)	(138,790)
Other assets	(16,114)	(13,803)
Deferred tax liability, noncurrent	(241,486)	(218,136)
Net deferred tax liability, noncurrent	(128,360)	(113,522)
Total net deferred tax liability	$(112,216)	$(88,741)

At December 31, 2015, the Company had foreign tax credit carry forwards of approximately $42,100, expiring on various dates from 2016 through 2025, and net operating loss carry forwards of approximately $206,000 related primarily to our foreign subsidiaries. Although the majority of these net operating loss carry forwards have an unlimited carry forward period, the deferred tax assets of approximately $41,000 for these carry forwards have been reduced by a valuation allowance of approximately $36,000 as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2015 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2015, excess tax benefits of $4,610 relating to share-based compensation awards and  $1,600 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2015, the liability for uncertain tax positions was $20,238, excluding the related accrued interest liability of $2,567 and deferred tax assets of $5,257. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

Balance at December 31, 2014	$17,099
Increases related to current year tax positions	2,888
Increases related to prior year tax positions	607
Decreases related to prior year tax positions	(344)
Decreases due to lapse of statute of limitations	(12)
Balance at December 31, 2015	$20,238
Interest expense (net of the related deferred tax benefit) of $1,179 was recognized during the year ended December 31, 2015 and is included in income tax expense in the consolidated statement of income. At December 31, 2015 and 2014, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the spin-off from Cablevision except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company’s General Corporation Tax Return for years 2011 and 2012 and the State of New York is currently auditing the Company’s General Business Corporation Franchise Tax Return for years 2011 through 2013. The State of Georgia is currently auditing the Company’s Corporation Tax Return for years 2011 through 2013. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2013.
Note 14. Commitments and Contingencies
Commitments

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$1,049,927	$256,566	$225,282	$78,333	$489,746
Guarantees (2)	198,507	198,507	—	—	—
Total	$1,248,434	$455,073	$225,282	$78,333	$489,746

(1)
Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations and transmission and marketing commitments that have not yet met the criteria to be recorded in the balance sheet.

(2)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company’s results of operations in any particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
Note 15. Redeemable Noncontrolling Interests
In connection with the acquisition of New Video, the terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversary of the Joint Venture agreement.
In connection with the creation of another joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' deficiency on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the year ended December 31, 2015 and 2014 is presented below.

Redeemable Noncontrolling Interest
December 31, 2013	$268
Acquired	200,000
Net earnings	4,331
Non-cash contributions	12
December 31, 2014	$204,611
Net earnings	10,239
Distributions	(3,154)
Other	(5)
December 31, 2015	$211,691
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
Equity Plans
Under the 2011 Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards. The Company may grant awards for up to 5,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Equity-based awards granted under the 2011 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. Restricted share awards that are awarded under the 2011 Employee Stock Plan are subject to three-year cliff vesting, and certain restricted share awards are also subject to certain performance conditions. Restricted share awards that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2015, there are 1,222,318 share awards available for future grant under the 2011 Employee Stock Plan.
Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, SARs and other equity-based awards. The Company may grant awards for up to 465,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2015, there are 248,124 share awards available for future grant under the 2011 Non-Employee Director Plan.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Stock Option Award Activity
The following table summarizes activity relating to Company employees who held AMC Networks stock options for the year ended December 31, 2015:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2014	14,045	$16.93	1.27	$658
Exercised	(14,045)	$16.93
Balance, December 31, 2015	—	$—		$—
Options exercisable at December 31, 2015	—	$—		$—

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2014.

In addition, the following table summarizes activity relating to Cablevision and MSG employees who held AMC Networks stock options for the year ended December 31, 2015:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, December 31, 2014	229,497	32,500	$15.81	1.14	$12,566
Exercised	(94,664)	(32,500)	$13.62
Balance, December 31, 2015	134,833	—	$17.88	0.43	$7,659
Options exercisable at December 31, 2015	134,833	—	$17.88	0.43	$7,659

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2015 or December 31, 2014, as indicated.

Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2015:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2014	898,854	655,843	$62.79
Granted	362,589	125,465	$72.95
Released/Vested	(317,222)	(89,929)	$46.75
Canceled/Forfeited	(90,835)	(7,986)	$65.94
Unvested award balance, December 31, 2015	853,386	683,393	$70.07
During 2015, AMC Networks granted 488,054 restricted stock units to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. 448,955 of such restricted stock units vest on the third anniversary of the grant date, 39,099 of such restricted stock units vest in equal annual installments over a three-year period.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2015:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2014	114,690	$45.46
Granted	22,659	$78.00
Released/Vested	(9,794)	$44.32
Vested award balance, December 31, 2015	127,555	$51.33
Share-based Compensation Expense
The Company recorded share-based compensation expense of $31,020, $28,363 and $20,299 reduced for forfeitures for the years ended December 31, 2015, 2014 and 2013. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
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
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2015, there was $55,790 of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.8 years. There were no costs related to share-based compensation that were capitalized.
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
Cash flows resulting from excess tax benefits are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax benefits of $4,610, $6,798 and $4,975 were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
Long-Term Incentive Plans
Under the terms of the 2011 Cash Incentive Plan, the Company is authorized to grant a cash award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company’s Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $30,497, $19,795 and $17,516 for the years ended December 31, 2015, 2014 and 2013 respectively. Liabilities for long-term incentive awards of $48,860 and $34,430 are included in accrued liabilities and other liabilities in the consolidated balance sheets at December 31, 2015 and 2014, respectively. These liabilities include certain performance-based awards for which the performance criteria had not yet been met as of December 31, 2015 as such awards are based on achievement of certain performance criteria through December 31, 2016 or 2017. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such awards at that time.
Note 17. Benefit Plans
Certain employees of the Company participate in the AMC Networks 401(k) Savings Plan (the "401(k) Plan"), a qualified defined contribution plan, and the AMC Networks Excess Savings Plan (the "Excess Savings Plan"), a non-qualified deferred compensation plan. Under the 401(k) Plan, participating Company employees may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The Company makes matching contributions on behalf of participating employees in accordance with the terms of the 401(k) Plan. In addition to the matching contribution, the Company may make a discretionary year-end contribution to employee 401(k) Plan accounts up to 4% of eligible compensation, subject to certain conditions. The Company provides a matching contribution to the Excess Savings Plan similar to the 401(k) Plan.
Total expense related to all benefit plans was $13,505, $13,849 and $10,371 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 18. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the “Distribution”) and the Company became an independent public company. Both Cablevision and AMC Networks continue to be controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own less than 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 66% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Cablevision, MSG and MSG Networks.
In connection with the Distribution, the Company entered into various agreements with Cablevision that govern certain of the Company’s relationships with Cablevision subsequent to the Distribution. These agreements include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company. In addition, the Company provides services to and receives services from Cablevision, MSG and MSG Networks.
Revenues, net
The Company recorded affiliation fee revenues earned under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $27,508, $28,089, and $31,188 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Amounts charged to the Company, included in technical and operating expenses, pursuant to transactions with its related parties amounted to $324 for the year ended December 31, 2013. There were no amounts charged for the year ended December 31, 2015 and 2014.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $4,903, $3,217 and $2,721 for the years ended December 31, 2015, 2014 and 2013, respectively. See also Transition Services Agreement discussion below.
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
Note 19. Cash Flows
During 2015, 2014 and 2013, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2015	2014	2013
Non-Cash Investing and Financing Activities:
Continuing Operations:
Leasehold improvements paid by landlord	$—	$—	$100
Increase in capital lease obligations	6,191	18,747	865
Capital expenditures incurred but not yet paid	6,423	6,638	3,202
Promissory note payable	—	40,000	—
Supplemental Data:
Cash interest paid—continuing operations	120,394	122,305	112,053
Income taxes paid, net—continuing operations	186,725	99,772	135,708

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 20. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(77,492)	$(1,756)	$(79,248)	$—	$(4,495)	$(4,495)
Other comprehensive loss before reclassifications	(55,852)	638	(55,214)	(74,758)	(762)	(75,520)
Amounts reclassified from accumulated other comprehensive loss	—	2,727	2,727	—	5,082	5,082
Net current-period other comprehensive (loss) income, before income taxes	(55,852)	3,365	(52,487)	(74,758)	4,320	(70,438)
Income tax expense	(3,090)	(1,232)	(4,322)	(2,734)	(1,581)	(4,315)
Net current-period other comprehensive (loss) income, net of income taxes	(58,942)	2,133	(56,809)	(77,492)	2,739	(74,753)
Ending Balance	$(136,434)	$377	$(136,057)	$(77,492)	$(1,756)	$(79,248)
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the consolidated statements of income.
Note 21. Segment Information
The Company classifies its operations into two operating segments: National Networks and International and Other. These operating segments represent strategic business units that are managed separately.
The Company generally allocates all corporate overhead costs within operating expenses to the Company’s two operating segments based upon their proportionate estimated usage of services, including such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, tax, accounting, audit, treasury, risk management, strategic planning and information technology) as well as sales support functions and creative and production services.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$945,288	$82,972	$—	$1,028,260
Distribution	1,190,079	369,606	(7,010)	1,552,675
Consolidated revenues, net	$2,135,367	$452,578	$(7,010)	$2,580,935
Adjusted operating cash flow	$810,993	$29,757	$(2,508)	$838,242
Depreciation and amortization	(29,742)	(53,289)	—	(83,031)
Share-based compensation expense	(23,814)	(7,206)	—	(31,020)
Restructuring expense	(3,194)	(11,804)	—	(14,998)
Operating income (loss)	$754,243	$(42,542)	$(2,508)	$709,193
Capital expenditures	$24,386	$43,935	$—	$68,321

	Year Ended December 31, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$764,610	$55,726	$—	$820,336
Distribution	979,312	378,495	(2,502)	1,355,305
Consolidated revenues, net	$1,743,922	$434,221	$(2,502)	$2,175,641
Adjusted operating cash flow	$633,584	$24,421	$1,474	$659,479
Depreciation and amortization	(21,480)	(47,568)	—	(69,048)
Share-based compensation expense	(21,584)	(6,779)	—	(28,363)
Restructuring expense	(3,664)	(12,051)	—	(15,715)
Operating income (loss)	$586,856	$(41,977)	$1,474	$546,353
Capital expenditures	$13,462	$26,277	$—	$39,739

	Year Ended December 31, 2013
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$662,789	$—	$—	$662,789
Distribution	873,498	55,887	(316)	929,069
Consolidated revenues, net	$1,536,287	$55,887	$(316)	$1,591,858
Adjusted operating cash flow (deficit)	$576,772	$(56,476)	$3,893	$524,189
Depreciation and amortization	(42,036)	(12,631)	—	(54,667)
Share-based compensation expense	(17,783)	(2,516)	—	(20,299)
Litigation settlement gain	—	132,944	—	132,944
Operating income	$516,953	$61,321	$3,893	$582,167
Capital expenditures	$9,896	$14,407	$—	$24,303
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as licensing revenues recognized between the National Networks and International and Other segments.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Inter-segment revenues
National Networks	$(6,719)	$(1,802)	$(193)
International and Other	(291)	(700)	(123)
	$(7,010)	$(2,502)	$(316)
No customer accounted for more than 10% of consolidated revenues, net for the years ended December 31, 2015 and 2014. One customer accounted for 10% of the consolidated revenues, net for the year ended December 31, 2013.
The table below summarizes revenue based on customer location:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue
United States	$2,114,172	$1,733,402
Europe	317,759	311,503
Other	149,004	130,736
	$2,580,935	$2,175,641
Prior to 2014, substantially all revenues of the Company were attributed to or located in the U.S.
The table below summarizes property and equipment based on asset location:

	December 31, 2015	December 31, 2014
Property and equipment, net
United States	$93,951	$79,832
Europe	48,043	33,380
Other	21,866	20,632
	$163,860	$133,844
Note 22. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $700,000 of 7.75% senior notes due July 2021 and $600,000 of 4.75% senior notes due December 2022 (see Note 9). All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	434	148,260	167,627	—	316,321
Accounts receivable, trade (less allowance for doubtful accounts)	—	538,657	135,954	—	674,611
Amounts due from related parties, net	—	3,818	244	—	4,062
Current portion of program rights, net	—	352,664	100,493	—	453,157
Prepaid expenses, other current assets and intercompany receivable	4,158	112,456	12,322	(55,947)	72,989
Deferred tax asset, net	14,039	—	2,159	—	16,198
Total current assets	18,631	1,155,855	418,799	(55,947)	1,537,338
Property and equipment, net	—	93,007	70,853	—	163,860
Investment in affiliates	2,797,938	845,069	—	(3,643,007)	—
Program rights, net	—	889,756	137,638	—	1,027,394
Long-term intercompany notes receivable	—	400,163	676	(400,839)	—
Deferred carriage fees, net	—	47,437	2,632	—	50,069
Intangible assets, net	—	190,041	359,139	—	549,180
Goodwill	—	71,700	664,575	—	736,275
Other assets	1,449	100,620	98,730	—	200,799
Total assets	2,818,018	3,793,648	1,753,042	(4,099,793)	4,264,915
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	6	97,445	26,990	—	124,441
Accrued liabilities and intercompany payable	30,857	128,084	97,799	(55,947)	200,793
Current portion of program rights obligations	—	225,375	64,522	—	289,897
Deferred revenue	—	54,921	9,308	—	64,229
Current portion of long-term debt	148,000	—	—	—	148,000
Current portion of capital lease obligations	—	2,393	1,168	—	3,561
Total current liabilities	178,863	508,218	199,787	(55,947)	830,921
Program rights obligations	—	415,419	25,172	—	440,591
Long-term debt	2,519,808	—	—	—	2,519,808
Capital lease obligations	—	9,268	20,511	—	29,779
Deferred tax liability, net	126,415	—	10,818	—	137,233
Other liabilities and intercompany notes payable	32,209	62,805	409,355	(400,839)	103,530
Total liabilities	2,857,295	995,710	665,643	(456,786)	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	—	—	211,691	—	211,691
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(39,277)	2,797,938	845,069	(3,643,007)	(39,277)
Total AMC Networks stockholders’ (deficiency) equity	(39,277)	2,797,938	845,069	(3,643,007)	(39,277)
Non-redeemable noncontrolling interests	—	—	30,639	—	30,639
Total stockholders' (deficiency) equity	(39,277)	2,797,938	875,708	(3,643,007)	(8,638)
Total liabilities and stockholders’ (deficiency) equity	2,818,018	3,793,648	1,753,042	(4,099,793)	4,264,915

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,581	$83,676	$116,110	$—	$201,367
Accounts receivable, trade (less allowance for doubtful accounts)	—	443,720	143,473	—	587,193
Amounts due from related parties, net	—	3,846	256	—	4,102
Current portion of program rights, net	—	350,750	86,552	—	437,302
Prepaid expenses, other current assets and intercompany receivable	44,011	75,631	6,702	(52,050)	74,294
Deferred tax asset, net	22,221	—	2,601	—	24,822
Total current assets	67,813	957,623	355,694	(52,050)	1,329,080
Property and equipment, net	—	80,064	53,780	—	133,844
Investment in affiliates	1,851,065	1,237,919	—	(3,088,984)	—
Program rights, net	—	878,294	81,647	—	959,941
Long-term intercompany notes receivable	624,100	111,263	—	(735,363)	—
Deferred carriage fees, net	—	44,644	2,093	—	46,737
Intangible assets, net	—	199,785	391,039	—	590,824
Goodwill	—	74,224	660,132	—	734,356
Other assets	—	63,700	91,344	—	155,044
Total assets	$2,542,978	$3,647,516	$1,635,729	$(3,876,397)	$3,949,826
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$16	$62,573	$39,277	$—	$101,866
Accrued liabilities and intercompany payable	39,566	155,569	61,701	(52,050)	204,786
Current portion of program rights obligations	—	212,310	58,889	—	271,199
Deferred revenue	—	30,184	6,704	—	36,888
Promissory note payable	—	—	40,000	—	40,000
Current portion of long-term debt	74,000	—	—	—	74,000
Current portion of capital lease obligations	—	2,226	727	—	2,953
Total current liabilities	113,582	462,862	207,298	(52,050)	731,692
Program rights obligations	—	453,343	12,329	—	465,672
Long-term debt	2,658,805	—	—	—	2,658,805
Capital lease obligations	—	11,884	15,502	—	27,386
Deferred tax liability, net	113,742	—	14,324	—	128,066
Other liabilities and intercompany notes payable	28,604	868,362	(76,100)	(735,363)	85,503
Total liabilities	2,914,733	1,796,451	173,353	(787,413)	4,097,124
Commitments and contingencies
Redeemable noncontrolling interests	—	—	204,611	—	204,611
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Total AMC Networks stockholders’ (deficiency) equity	(371,755)	1,851,065	1,237,919	(3,088,984)	(371,755)
Non-redeemable noncontrolling interests	—	—	19,846	—	19,846
Total stockholders' (deficiency) equity	(371,755)	1,851,065	1,257,765	(3,088,984)	(351,909)
Total liabilities and stockholders’ (deficiency) equity	$2,542,978	$3,647,516	$1,635,729	$(3,876,397)	$3,949,826

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Income
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,041,244	$540,545	$(854)	$2,580,935
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	850,882	287,007	(756)	1,137,133
Selling, general and administrative	—	471,455	165,285	(160)	636,580
Restructuring expense	—	7,772	7,226	—	14,998
Depreciation and amortization	—	37,176	45,855	—	83,031
Total operating expenses	—	1,367,285	505,373	(916)	1,871,742
Operating income	—	673,959	35,172	62	709,193
Other income (expense):
Interest expense, net	(81,405)	(14,456)	(29,847)	—	(125,708)
Share of affiliates' income (loss)	715,807	(15,378)	—	(700,429)	—
Miscellaneous, net	(87,368)	80,865	5,874	(62)	(691)
Total other income (expense)	547,034	51,031	(23,973)	(700,491)	(126,399)
Income from operations before income taxes	547,034	724,990	11,199	(700,429)	582,794
Income tax expense	(180,246)	(9,183)	(11,661)	—	(201,090)
Income (loss) from operations	366,788	715,807	(462)	(700,429)	381,704
Net income (loss) including noncontrolling interest	366,788	715,807	(462)	(700,429)	381,704
Net income attributable to noncontrolling interests	—	—	(14,916)	—	(14,916)
Net income (loss) attributable to AMC Networks' stockholders	$366,788	$715,807	$(15,378)	$(700,429)	$366,788

Condensed Consolidating Statement of Income
Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,780,806	$394,835	$—	$2,175,641
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	768,040	215,589	(54)	983,575
Selling, general and administrative	—	451,891	109,037	22	560,950
Restructuring expense	—	6,527	9,188	—	15,715
Depreciation and amortization	—	34,482	34,566	—	69,048
Total operating expenses	—	1,260,940	368,380	(32)	1,629,288
Operating income	—	519,866	26,455	32	546,353
Other income (expense):
Interest expense, net	(79,150)	(43,608)	(6,071)	—	(128,829)
Share of affiliates' income (loss)	552,836	(403)	—	(552,433)	—
Miscellaneous, net	(84,539)	74,176	(10,101)	(32)	(20,496)
Total other income (expense)	389,147	30,165	(16,172)	(552,465)	(149,325)
Income from continuing operations before income taxes	389,147	550,031	10,283	(552,433)	397,028
Income tax (expense) benefit	(128,350)	2,805	(3,610)	—	(129,155)
Income from continuing operations	260,797	552,836	6,673	(552,433)	267,873
Loss from discontinued operations, net of income taxes	—	—	(3,448)	—	(3,448)
Net income including noncontrolling interest	260,797	552,836	3,225	(552,433)	264,425
Net income attributable to noncontrolling interests	—	—	(3,628)	—	(3,628)
Net income (loss) attributable to AMC Networks' stockholders	$260,797	$552,836	$(403)	$(552,433)	$260,797

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$366,788	$715,807	$(462)	$(700,429)	$381,704
Other comprehensive income (loss):
Foreign currency translation adjustment	(73,695)	(73,695)	17,843	73,695	(55,852)
Unrealized gain on interest rate swaps	3,365	—	—	—	3,365
Other comprehensive (loss) income, before income taxes	(70,330)	(73,695)	17,843	73,695	(52,487)
Income tax expense	(4,322)	—	—	—	(4,322)
Other comprehensive (loss) income, net of income taxes	(74,652)	(73,695)	17,843	73,695	(56,809)
Comprehensive income	292,136	642,112	17,381	(626,734)	324,895
Comprehensive income attributable to noncontrolling interests	—	—	(13,123)	—	(13,123)
Comprehensive income attributable to AMC Networks' stockholders	$292,136	$642,112	$4,258	$(626,734)	$311,772

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$260,797	$552,836	$3,225	$(552,433)	$264,425
Other comprehensive income (loss):
Foreign currency translation adjustment	(81,980)	(81,980)	7,222	81,980	(74,758)
Unrealized gain on interest rate swaps	4,320	—	—	—	4,320
Other comprehensive (loss) income, before income taxes	(77,660)	(81,980)	7,222	81,980	(70,438)
Income tax expense	(4,315)	—	—	—	(4,315)
Other comprehensive (loss) income, net of income taxes	(81,975)	(81,980)	7,222	81,980	(74,753)
Comprehensive income	178,822	470,856	10,447	(470,453)	189,672
Comprehensive income attributable to noncontrolling interests	—	—	(1,304)	—	(1,304)
Comprehensive income attributable to AMC Networks' stockholders	$178,822	$470,856	$9,143	$(470,453)	$188,368

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	1,050,818	(294,219)	312,469	(699,029)	370,039
Cash flows from investing activities:
Capital expenditures	(9)	(40,592)	(27,720)	—	(68,321)
Payments for acquisitions, net of cash acquired	—	—	(24,199)	—	(24,199)
Acquisition of investments	—	—	(24,250)	—	(24,250)
(Increase) decrease to investment in affiliates	(890,626)	466,322	(201,524)	625,828	—
Net cash (used in) provided by investing activities	(890,635)	425,730	(277,693)	625,828	(116,770)
Cash flows from financing activities:
Principal payments on long-term debt	(74,000)	—	—	—	(74,000)
Payment of Promissory Note	—	—	(40,000)	—	(40,000)
Deemed repurchases of restricted stock/units	(14,452)	—	—	—	(14,452)
Proceeds from stock option exercises	1,340	—	—	—	1,340
Excess tax benefits from share-based compensation arrangements	4,610	—	—	—	4,610
Principal payments on capital lease obligations	—	(2,218)	(727)	—	(2,945)
Cash contributions from member	—	8,492	(8,492)	—	—
Distributions to noncontrolling interest	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling interest	—	—	1,322	—	1,322
Net cash used in financing activities	(82,502)	6,274	(51,051)	—	(127,279)
Net increase (decrease) in cash and cash equivalents from operations	77,681	137,785	(16,275)	(73,201)	125,990
Effect of exchange rate changes on cash and cash equivalents	(78,828)	(73,201)	67,792	73,201	(11,036)
Cash and cash equivalents at beginning of year	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of year	$434	$148,260	$167,627	$—	$316,321

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	281,275	586,220	(116,690)	(375,043)	375,762
Cash flows from investing activities:
Capital expenditures	(1,418)	(27,230)	(11,091)	—	(39,739)
Payments for acquisitions, net of cash acquired	—	—	(1,184,587)	—	(1,184,587)
Acquisition of investments		(5,251)	(124)		(5,375)
Increase to investment in affiliates	(149,582)	(143,481)		293,063	—
Proceeds from insurance settlements	—	654	—	—	654
Proceeds from the sale of an investment	—	—	5,837	—	5,837
Net cash (used in) provided by investing activities	(151,000)	(175,308)	(1,189,965)	293,063	(1,223,210)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	600,000	—	—	—	600,000
Payments for financing costs	(9,266)	—	—	—	(9,266)
Deemed repurchases of restricted stock	(22,192)	—	—	—	(22,192)
Proceeds from stock option exercises	1,103	—	—	—	1,103
Excess tax benefits from share-based compensation arrangements	6,798	—	—	—	6,798
Principal payments on capital lease obligations	—	(1,910)	(491)	—	(2,401)
Long-term intercompany debt	(624,099)	624,099	—	—	—
Cash contributions from member	—	(1,386,837)	1,386,837	—	—
Contributions from noncontrolling interest	—	—	835	—	835
Net cash (used in) provided by financing activities	(47,656)	(764,648)	1,387,181	—	574,877
Net increase (decrease) in cash and cash equivalents from continuing operations	82,619	(353,736)	80,526	(81,980)	(272,571)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,955)	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,955)	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(81,980)	(81,980)	36,922	81,980	(45,058)
Cash and cash equivalents at beginning of year	942	519,392	1,617	—	521,951
Cash and cash equivalents at end of year	$1,581	$83,676	$116,110	$—	$201,367

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 23. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2015 and 2014:

	For the three months ended,
2015:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	2015
Revenues, net	$668,682	$601,138	$632,165	$678,950	$2,580,935
Operating expenses	(437,935)	(442,304)	(472,897)	(518,606)	(1,871,742)
Operating income	230,747	158,834	159,268	160,344	709,193
Net income including noncontrolling interests	126,676	87,442	76,900	90,686	381,704
Net income attributable to AMC Networks’ stockholders	$120,920	$83,009	$72,770	$90,089	$366,788
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.67	$1.15	$1.00	$1.24	$5.06
Net income	$1.67	$1.15	$1.00	1.24	$5.06
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.66	$1.14	$0.99	$1.23	$5.01
Net income	$1.66	$1.14	$0.99	$1.23	$5.01

	For the three months ended,
2014:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	2014
Revenues, net	$524,554	$522,093	$519,550	$609,444	$2,175,641
Operating expenses	(376,921)	(392,618)	(409,321)	(450,428)	(1,629,288)
Operating income	147,633	129,475	110,229	159,016	546,353
Income from continuing operations, net of income taxes	71,987	60,180	54,069	81,637	267,873
Loss from discontinued operations, net of income taxes	(750)	(1,732)	(966)	—	(3,448)
Net income including noncontrolling interests	71,237	58,448	53,103	81,637	264,425
Net income attributable to AMC Networks’ stockholders	$71,367	$58,655	$53,160	$77,615	$260,797
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.00	$0.84	$0.75	$1.08	$3.67
Net income	$0.99	$0.81	$0.74	1.08	$3.62
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$0.99	$0.83	$0.74	$1.06	$3.63
Net income	$0.98	$0.81	$0.73	$1.06	$3.58
The operating results of acquisitions are included from the date of the acquisition and impact quarter over quarter and year over year comparability. In addition, there have been changes in the level of the Company’s revenues, net from quarter to quarter and/or changes from year to year due primarily to increased distribution revenue and advertising revenue. In addition, the Company’s operating expenses have also changed from quarter to quarter and/or year over year due primarily to the timing of the exhibition, promotion and marketing of program rights and/or program rights write-downs based on management’s assessment of programming usefulness and restructuring charges. In addition to the changes in operating income, non-operating income and expense items such as interest expense, net, restructuring charges, write-off of deferred financing costs, loss on extinguishment of debt and income tax expense also impact quarter over quarter and year over year net income.

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net		Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$4,276	$1,705	$(1,674)	*	$4,307
Year Ended December 31, 2014
Allowance for doubtful accounts	$931	$1,195	$2,150		$4,276
Year Ended December 31, 2013
Allowance for doubtful accounts	$1,378	$1,440	$(1,887)	*	$931

*	Amounts represent primarily the write-off of certain uncollectible trade receivables that had previously been fully reserved.

S-1