Form 10-Q
period 2016-03-31
AMC Networks Inc.
filed 2016-05-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 29, 2016:

Class A Common Stock par value $0.01 per share	61,190,329
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$702,800	$316,321
Accounts receivable, trade (less allowance for doubtful accounts of $4,864 and $4,307)	685,144	674,611
Amounts due from related parties, net	2,981	4,062
Current portion of program rights, net	448,535	453,157
Prepaid expenses and other current assets	62,443	72,989
Deferred tax asset, net	24,059	16,198
Total current assets	1,925,962	1,537,338
Property and equipment, net of accumulated depreciation of $220,702 and $209,236	173,969	163,860
Program rights, net	1,046,302	1,027,394
Deferred carriage fees, net	47,061	50,069
Intangible assets, net	550,921	549,180
Goodwill	731,993	736,275
Other assets	202,021	200,799
Total assets	$4,678,229	$4,264,915
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$131,408	$124,441
Accrued liabilities	168,301	200,793
Current portion of program rights obligations	295,087	289,897
Deferred revenue	68,168	64,229
Current portion of long-term debt	166,500	148,000
Current portion of capital lease obligations	4,220	3,561
Total current liabilities	833,684	830,921
Program rights obligations	427,442	440,591
Long-term debt	2,801,690	2,519,808
Capital lease obligations	40,022	29,779
Deferred tax liability, net	156,487	137,233
Other liabilities	92,625	103,530
Total liabilities	4,351,950	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	208,513	211,691
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,400,600 and 62,120,102 shares issued and 61,190,329 and 60,909,831 shares outstanding, respectively	624	621
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	122,964	123,157
Accumulated earnings	138,343	24,880
Treasury stock, at cost (1,210,271 shares Class A Common Stock)	(51,993)	(51,993)
Accumulated other comprehensive loss	(124,149)	(136,057)
Total AMC Networks stockholders’ equity (deficiency)	85,904	(39,277)
Non-redeemable noncontrolling interests	31,862	30,639
Total stockholders’ equity (deficiency)	117,766	(8,638)
Total liabilities and stockholders’ equity (deficiency)	$4,678,229	$4,264,915
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net (including revenues, net from related parties of $6,706 and $6,719, respectively)	$706,579	$668,682
Operating expenses:
Technical and operating (excluding depreciation and amortization)	274,274	262,173
Selling, general and administrative (including charges from related parties of $1,069 and $949, respectively)	153,901	154,579
Restructuring (credit) expense	(35)	656
Depreciation and amortization	19,632	20,527
Total operating expenses	447,772	437,935
Operating income	258,807	230,747
Other income (expense):
Interest expense	(31,751)	(33,024)
Interest income	722	437
Loss on extinguishment of debt	(48,334)	—
Miscellaneous, net	(837)	(10,230)
Total other income (expense)	(80,200)	(42,817)
Income from operations before income taxes	178,607	187,930
Income tax expense	(58,543)	(61,254)
Net income including noncontrolling interests	120,064	126,676
Net income attributable to noncontrolling interests	(6,620)	(5,756)
Net income attributable to AMC Networks’ stockholders	$113,444	$120,920

Net income per share attributable to AMC Networks’ stockholders:
Basic	$1.56	$1.67
Diluted	$1.55	$1.66

Weighted average common shares:
Basic weighted average common shares	72,579	72,206
Diluted weighted average common shares	73,274	72,970
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income including noncontrolling interests	$120,064	$126,676
Other comprehensive income (loss):
Foreign currency translation adjustment	15,385	(60,825)
Unrealized (loss) gain on interest rate swaps	(1,578)	696
Other comprehensive income (loss), before income taxes	13,807	(60,129)
Income tax expense	(1,899)	(2,279)
Other comprehensive income (loss), net of income taxes	11,908	(62,408)
Comprehensive income	131,972	64,268
Comprehensive income attributable to noncontrolling interests	(7,032)	(4,332)
Comprehensive income attributable to AMC Networks’ stockholders	$124,940	$59,936
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$120,064	$126,676
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	19,632	20,527
Share-based compensation expense related to equity classified awards	8,165	7,288
Amortization and write-off of program rights	170,821	170,038
Amortization of deferred carriage fees	3,940	4,004
Unrealized foreign currency transaction loss	3,530	8,807
Unrealized (gain) loss on derivative contracts, net	164	(306)
Amortization of deferred financing costs and discounts on indebtedness	2,247	2,230
Loss on extinguishment of debt	48,334	—
Bad debt expense (credit)	528	(114)
Deferred income taxes	12,139	7,350
Excess tax benefits from share-based compensation arrangements	(852)	(3,672)
Other, net	46	2,427
Changes in assets and liabilities:
Accounts receivable, trade	(9,442)	(98,392)
Amounts due from related parties, net	1,081	411
Prepaid expenses and other assets	7,850	(1,528)
Program rights and obligations, net	(192,194)	(178,203)
Income taxes payable	37,398	38,352
Deferred revenue	3,952	14,562
Deferred carriage fees, net	(1,133)	(16,817)
Accounts payable, accrued expenses and other liabilities	(68,886)	(23,445)
Net cash provided by operating activities	167,384	80,195
Cash flows from investing activities:
Capital expenditures	(12,387)	(18,248)
Payments for acquisition of a business, net of cash acquired	—	(6,581)
Purchases of investments	—	(25,210)
Net cash used in investing activities	(12,387)	(50,039)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—
Principal payments on long-term debt	(691,449)	(18,500)
Premium and fees paid on extinguishment of debt	(39,179)	—
Payments for financing costs	(2,070)	—
Deemed repurchases of restricted stock/units	(10,413)	(12,848)
Proceeds from stock option exercises	1,200	130
Excess tax benefits from share-based compensation arrangements	852	3,672
Principal payments on capital lease obligations	(1,086)	(1,420)
Distributions to noncontrolling interest	(8,968)	—
Net cash provided by (used in) financing activities	231,387	(28,966)
Net increase in cash and cash equivalents from operations	386,384	1,190
Effect of exchange rate changes on cash and cash equivalents	95	(8,250)
Cash and cash equivalents at beginning of period	316,321	201,367
Cash and cash equivalents at end of period	$702,800	$194,307

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
AMC Networks Inc. (“AMC Networks”) and its subsidiaries (collectively referred to as the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Principally includes activities of our programming businesses which include our five programming networks distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our programming businesses within the National Networks segment may also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K (“2015 Form 10-K”) filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2016.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company’s networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. There were no program rights write-offs included in technical and operating expense for the three months ended March 31, 2016. Program rights write-offs included in technical and operating expense of $9,596 were recorded for the three months ended March 31, 2015.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 is effective for the first quarter of 2017. The Company is currently assessing the impact the adoption will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to put most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. ASU 2015-17 is effective for the first quarter of 2017 with early adoption permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money, and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. ASU 2016-08 retains the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarifies: (i) that the entity must first identify the good or service being provided, (ii) how an entity should identify the unit of accounting for the principal versus agent evaluation, (iii) how the control principle applies to transactions, such as service arrangements, and (iv) how to assess whether an entity controls services performed by another party. Both ASU 2014-09 and ASU 2016-08 are effective for the first quarter of 2018, with early adoption permitted and retrospective application required. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	72,579,000	72,206,000
Effect of dilution:
Stock options	51,000	204,000
Restricted stock units	644,000	560,000
Diluted weighted average common shares outstanding	73,274,000	72,970,000
For the three months ended March 31, 2016, there were no restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. For the three months ended March 31, 2015, there were 312,252 restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 137,000 and 125,000 restricted stock units for the three months ended March 31, 2016 and March 31, 2015, respectively, have been excluded

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

from diluted weighted average common shares outstanding since a performance condition on these awards was not met in each of the respective periods.
Stock Repurchase Program
On March 4, 2016. the Company’s Board of Directors authorized a program to repurchase up to $500,000 of its outstanding shares of common stock. There were no repurchases of common stock for the three months ended March 31, 2016.
Note 3. Restructuring
The Company incurred restructuring expense primarily related to severance charges associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring expense (credit) recognized by operating segment:

	Three Months Ended March 31,
	2016	2015
National Networks	$30	$66
International & Other	(65)	590
Total restructuring expense (credit)	$(35)	$656
The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
December 31, 2015	$9,498	$512	$10,010
Credits	(35)	—	(35)
Cash payments	(7,174)	(95)	(7,269)
Currency translation	(84)	19	(65)
March 31, 2016	$2,205	$436	$2,641
Liabilities for restructuring costs of $2,571 and $70 are included in accrued liabilities and other liabilities, respectively, in the condensed consolidated balance sheet at March 31, 2016.
Note 4. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2015	$244,849	$491,426	$736,275
Purchase accounting adjustments	—	(6,965)	(6,965)
Amortization of “second component” goodwill	(631)	—	(631)
Foreign currency translation	—	3,314	3,314
March 31, 2016	$244,218	$487,775	$731,993
Purchase accounting adjustments included in the International and Other segment relate to the allocation of fair value for a previous acquisition of a small international channel from goodwill primarily to identifiable intangible assets.
The reduction of $631 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of “second component” goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company’s tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	March 31, 2016
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$546,308	$(118,551)	$427,757	11 to 25 years
Advertiser relationships	46,282	(6,042)	40,240	11 years
Trade names	57,756	(5,229)	52,527	20 years
Other amortizable intangible assets	10,807	(310)	10,497	5 years
Total amortizable intangible assets	661,153	(130,132)	531,021
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$681,053	$(130,132)	$550,921
	December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$554,012	$(110,203)	$443,809
Advertiser relationships	46,282	(4,990)	41,292
Trade names	48,522	(4,353)	44,169
Other amortizable intangible assets	15	(5)	10
Total amortizable intangible assets	648,831	(119,551)	529,280
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$668,731	$(119,551)	$549,180
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2016 and 2015 was $9,900 and $10,773, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2016	$39,106
2017	38,968
2018	38,968
2019	38,965
2020	38,961
Note 5. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Interest	$11,473	$28,246
Employee related costs	73,093	119,931
Income taxes payable	37,899	2,112
Other accrued expenses	45,836	50,504
Total accrued liabilities	$168,301	$200,793

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 6. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,369,000	$1,406,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	—
7.75% Notes due July 2021	45,551	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	3,014,551	2,706,000
Unamortized discount	(26,577)	(17,911)
Unamortized deferred financing costs	(19,784)	(20,281)
Long-term debt, net	2,968,190	2,667,808
Current portion of long-term debt	166,500	148,000
Noncurrent portion of long-term debt	$2,801,690	$2,519,808

(a)	The Company’s $500,000 revolving credit facility remains undrawn at March 31, 2016. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
5.00% Notes due 2024
On March 30, 2016, the Company issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). AMC Networks used a portion of the net proceeds of this offering to make a cash tender (“Tender Offer”) for its outstanding 7.75% Senior Notes due 2021 (the "7.75% Notes") with the remaining proceeds to be used for general corporate purposes, which may include the redemption of any of the 7.75% Notes not tendered. The 5.00% Notes were issued pursuant to an indenture dated as of March 30, 2016 (the “5.00% Notes Indenture”).
In connection with the issuance of the 5.00% Notes, AMC Networks incurred deferred financing costs of $2,070, which are being amortized, using the effective interest method, to interest expense over the term of the 5.00% Notes.
Interest on the 5.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.
The 5.00% Notes may be redeemed, in whole or in part, at any time on or after April 1, 2020, at a redemption price equal to 102.5% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on April 1, 2022.
The 5.00% Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries, in accordance with the 5.00% Notes Indenture. The guarantees under the 5.00% Notes are full and unconditional and joint and several.
The 5.00% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its restricted subsidiaries including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not restricted subsidiaries, create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
7.75% Notes due 2021 Tender Offer
The Company used a portion of the net proceeds of the 5.00% Notes to make a Tender Offer for the 7.75% Notes at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, the Company purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. Approximately $46,000 of the 7.75% Notes remain outstanding.
In connection with the Tender Offer, the Company recorded a loss on extinguishment of debt of $48,334 for the three months ended March 31, 2016 which includes $39,179 related to the excess of the redemption price, premium paid and related fees

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

associated with the closing of the Tender Offer and unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,185 and $970, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At March 31, 2016:
Assets:
Cash equivalents	$22,116	$—	$22,116
Interest rate swap contracts	—	172	172
Foreign currency derivatives	—	4,932	4,932
Liabilities:
Interest rate swap contracts	—	2,518	2,518
Foreign currency derivatives	$—	$3,455	$3,455
At December 31, 2015:
Assets:
Cash equivalents	$2,027	$—	$2,027
Interest rate swap contracts	—	1,449	1,449
Foreign currency derivatives	—	4,421	4,421
Liabilities:
Interest rate swap contracts	—	2,682	2,682
Foreign currency derivatives	$—	$3,107	$3,107
The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts and foreign currency derivatives (see Note 8) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,351,480	$1,341,620
5.00% Notes due April 2024	980,430	1,006,250
7.75% Notes due July 2021	44,981	48,193
4.75% Notes due December 2022	591,299	601,500
	$2,968,190	$2,997,563

	December 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,386,869	$1,370,850
7.75% Notes due July 2021	689,910	737,625
4.75% Notes due December 2022	591,029	600,000
	$2,667,808	$2,708,475
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
As of March 31, 2016, the Company had interest rate swap contracts outstanding with notional amounts aggregating $400,000, which consists of interest rate swap contracts with notional amounts of $200,000 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from August 2016 to October 2018. At March 31, 2016, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$172	$1,449
Liabilities:
Interest rate swap contracts	Other liabilities	301	—
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,226	1,331
Foreign currency derivatives	Other assets	3,706	3,090
Liabilities:
Interest rate swap contracts	Accrued liabilities	390	660
Interest rate swap contracts	Other liabilities	1,827	2,022
Foreign currency derivatives	Accrued liabilities	1,184	1,429
Foreign currency derivatives	Other liabilities	2,271	1,678
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1,741)	$(272)	Interest expense	$(163)	$(968)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2016 and 2015.

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2016	2015
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(181)	$(421)
Foreign currency derivatives	Miscellaneous, net	52	493
Total		$(129)	$72
Note 9. Income Taxes
For the three months ended March 31, 2016, income tax expense attributable to continuing operations was $58,543, representing an effective tax rate of 33%. The items resulting in variances from the federal statutory rate of 35% include state

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

income tax expense of $3,215, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,465, tax benefit from the domestic production activities deduction of $5,322 and tax expense of $2,000 for an increase in valuation allowances for foreign taxes.
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
At March 31, 2016, the Company had foreign tax credit carry forwards of approximately $43,000, expiring on various dates from 2016 through 2026. For the three months ended March 31, 2016, excess tax benefits of $852 relating to share-based compensation awards and $400 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 10. Commitments and Contingencies
Commitments
As of March 31, 2016, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $28,970 to $1,545,033 as compared to $1,516,063 at December 31, 2015. The increase relates primarily to program rights obligations.
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company’s results of operations in any particular subsequent reporting period could be material, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
Note 11. Equity Plans
On March 4, 2016, AMC Networks granted 486,758 restricted stock units (“RSU’s”) and 371,109 performance restricted stock units (“PRSU’s”) to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. The RSU’s vest in equal annual installments over a three year period and the vesting criteria for 137,527 RSU’s include the achievement of certain performance targets by the Company. The PRSU’s vest on the third anniversary of the grant date and include the achievement of certain performance targets by the Company.
During the three months ended March 31, 2016, 323,402 RSU’s of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 133,306 RSU’s were surrendered to the Company to cover the required statutory tax withholding obligations and 190,096 new shares of the AMC Networks Class A Common Stock were issued in respect of the remaining RSU’s. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $10,413, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2016.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2016 and March 31, 2015 was $8,165 and $7,288, respectively.
As of March 31, 2016, there was $102,438 of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.9 years.
Note 12. Redeemable Noncontrolling Interests
In connection with a membership interest purchase agreement entered into with BBC Worldwide Americas, Inc. (“BBCWA”), the Company acquired a 49.9% limited liability interest in New Video Channel America L.L.C. (“New Video”). New Video owns the cable channel BBC AMERICA. The terms of the agreement provide BBCWA with a right to put all of its 50.1% noncontrolling interest to the Company at the greater of the then fair value or the fair value of the initial equity interest at inception. The put option is exercisable on the fifteenth and twenty-fifth year anniversary of the Joint Venture agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

In connection with the creation of another joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to the Company at the then fair value.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity (deficiency) on the Company's consolidated balance sheet.
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2016.

Three Months Ended March 31, 2016
December 31, 2015	$211,691
Net earnings	5,809
Distributions	(8,968)
Other	(19)
March 31, 2016	$208,513
Note 13. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own less than 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 66% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Cablevision Systems Corporation and its subsidiaries (“Cablevision”), The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”).
In connection with the spin off from Cablevision in 2011, the Company entered into various agreements with Cablevision that govern certain of the Company’s relationships with Cablevision subsequent to the spin off. These agreements include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company. In addition, the Company provides services to and receives services from Cablevision, MSG and MSG Networks.
The Company records revenues, net from subsidiaries of Cablevision, MSG and MSG Networks. Revenues, net from related parties amounted to $6,706 and $6,719 for the three months ended March 31, 2016 and 2015, respectively.
In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $1,069 and $949 for the three months ended March 31, 2016 and 2015, respectively.
Note 14. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Three Months Ended March 31,
	2016	2015
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	10,983	—
Capital expenditures incurred but not yet paid	2,722	2,399
Supplemental Data:
Cash interest paid	46,436	37,132
Income taxes paid, net	5,600	13,005

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$(136,057)	$(77,492)	$(1,756)	$(79,248)
Other comprehensive income (loss) before reclassifications	15,385	(1,741)	13,644	(60,825)	(272)	(61,097)
Amounts reclassified from accumulated other comprehensive loss	—	163	163	—	968	968
Net current-period other comprehensive income (loss), before income taxes	15,385	(1,578)	13,807	(60,825)	696	(60,129)
Income tax expense	(2,477)	578	(1,899)	(2,024)	(255)	(2,279)
Net current-period other comprehensive income (loss), net of income taxes	12,908	(1,000)	11,908	(62,849)	441	(62,408)
Ending balance	$(123,526)	$(623)	$(124,149)	$(140,341)	$(1,315)	$(141,656)
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the condensed consolidated statements of income.
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, and restructuring expense or credit). The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company’s reportable segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$263,852	$22,825	$—	$286,677
Distribution	334,783	86,223	(1,104)	419,902
Consolidated revenues, net	$598,635	$109,048	$(1,104)	$706,579
Adjusted operating cash flow	$280,952	$5,106	$511	$286,569
Depreciation and amortization	(7,969)	(11,663)	—	(19,632)
Share-based compensation expense	(6,221)	(1,944)	—	(8,165)
Restructuring (expense) credit	(30)	65	—	35
Operating income (loss)	$266,732	$(8,436)	$511	$258,807
Capital expenditures	$1,980	$10,407	$—	$12,387
	Three Months Ended March 31, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$260,439	$18,803	$—	$279,242
Distribution	302,409	87,552	(521)	389,440
Consolidated revenues, net	$562,848	$106,355	$(521)	$668,682
Adjusted operating cash flow	$253,258	$5,679	$281	$259,218
Depreciation and amortization	(7,361)	(13,166)	—	(20,527)
Share-based compensation expense	(5,410)	(1,878)	—	(7,288)
Restructuring expense	(66)	(590)	—	(656)
Operating income (loss)	$240,421	$(9,955)	$281	$230,747
Capital expenditures	$7,135	$11,113	$—	$18,248
Inter-segment eliminations are primarily revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment as well as licensing revenues recognized between the National Networks and International and Other segments.

	Three Months Ended March 31,
	2016	2015
Inter-segment revenues
National Networks	$(944)	$(452)
International and Other	(160)	(69)
	$(1,104)	$(521)
The table below summarizes revenues based on customer location:

	Three Months Ended March 31,
	2016	2015
Revenues
United States	$574,334	$563,825
Europe	93,962	75,886
Other	38,283	28,971
	$706,579	$668,682

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	March 31, 2016	December 31, 2015
Property and equipment, net
United States	$90,592	$93,951
Europe	61,996	48,043
Other	21,381	21,866
	$173,969	$163,860
Note 17. Condensed Consolidating Financial Statements
Long-term debt of AMC Networks includes $45,551 of 7.75% senior notes due July 2021, $600,000 of 4.75% senior notes due December 2022 and $1,000,000 of 5.00% senior notes due April 2024. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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
Basis of Presentation
 In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
 The accounting basis in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$279,468	$257,259	$166,073	$—	$702,800
Accounts receivable, trade (less allowance for doubtful accounts)	—	519,912	165,232	—	685,144
Amounts due from related parties, net	—	2,743	238	—	2,981
Current portion of program rights, net	—	335,169	113,366	—	448,535
Prepaid expenses, other current assets and intercompany receivable	89	136,839	15,073	(89,558)	62,443
Deferred tax asset, net	18,881	—	5,178	—	24,059
Total current assets	298,438	1,251,922	465,160	(89,558)	1,925,962
Property and equipment, net of accumulated depreciation	—	89,929	84,040	—	173,969
Investment in affiliates	2,986,397	852,545	—	(3,838,942)	—
Program rights, net	—	907,952	138,350	—	1,046,302
Long-term intercompany notes receivable	—	400,109	603	(400,712)	—
Deferred carriage fees, net	—	44,592	2,469	—	47,061
Intangible assets, net	—	187,605	363,316	—	550,921
Goodwill	—	71,069	660,924	—	731,993
Other assets	172	101,426	100,423	—	202,021
Total assets	$3,285,007	$3,907,149	$1,815,285	$(4,329,212)	$4,678,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$301	$98,580	$32,527	$—	$131,408
Accrued liabilities and intercompany payable	51,586	74,889	131,384	(89,558)	168,301
Current portion of program rights obligations	—	223,834	71,253	—	295,087
Deferred revenue	—	56,404	11,764	—	68,168
Current portion of long-term debt	166,500	—	—	—	166,500
Current portion of capital lease obligations	—	2,300	1,920	—	4,220
Total current liabilities	218,387	456,007	248,848	(89,558)	833,684
Program rights obligations	—	405,338	22,104	—	427,442
Long-term debt	2,801,690	—	—	—	2,801,690
Capital lease obligations	—	8,857	31,165	—	40,022
Deferred tax liability, net	144,968	—	11,519	—	156,487
Other liabilities and intercompany notes payable	34,058	50,550	408,729	(400,712)	92,625
Total liabilities	3,199,103	920,752	722,365	(490,270)	4,351,950
Commitments and contingencies
Redeemable noncontrolling interests	—	—	208,513	—	208,513
Stockholders’ equity:
AMC Networks stockholders’ equity	85,904	2,986,397	852,545	(3,838,942)	85,904
Non-redeemable noncontrolling interests	—	—	31,862	—	31,862
Total stockholders’ equity	85,904	2,986,397	884,407	(3,838,942)	117,766
Total liabilities and stockholders’ equity	$3,285,007	$3,907,149	$1,815,285	$(4,329,212)	$4,678,229

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$434	$148,260	$167,627	$—	$316,321
Accounts receivable, trade (less allowance for doubtful accounts)	—	538,657	135,954	—	674,611
Amounts due from related parties, net	—	3,818	244	—	4,062
Current portion of program rights, net	—	352,664	100,493	—	453,157
Prepaid expenses, other current assets and intercompany receivable	4,158	112,456	12,322	(55,947)	72,989
Deferred tax asset, net	14,039	—	2,159	—	16,198
Total current assets	18,631	1,155,855	418,799	(55,947)	1,537,338
Property and equipment, net	—	93,007	70,853	—	163,860
Investment in affiliates	2,797,938	845,069	—	(3,643,007)	—
Program rights, net	—	889,756	137,638	—	1,027,394
Long-term intercompany notes receivable	—	400,163	676	(400,839)	—
Deferred carriage fees, net	—	47,437	2,632	—	50,069
Intangible assets, net	—	190,041	359,139	—	549,180
Goodwill	—	71,700	664,575	—	736,275
Other assets	1,449	100,620	98,730	—	200,799
Total assets	$2,818,018	$3,793,648	$1,753,042	$(4,099,793)	$4,264,915
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6	$97,445	$26,990	$—	$124,441
Accrued liabilities and intercompany payable	30,857	128,084	97,799	(55,947)	200,793
Current portion of program rights obligations	—	225,375	64,522	—	289,897
Deferred revenue	—	54,921	9,308	—	64,229
Current portion of long-term debt	148,000	—	—	—	148,000
Current portion of capital lease obligations	—	2,393	1,168	—	3,561
Total current liabilities	178,863	508,218	199,787	(55,947)	830,921
Program rights obligations	—	415,419	25,172	—	440,591
Long-term debt	2,519,808	—	—	—	2,519,808
Capital lease obligations	—	9,268	20,511	—	29,779
Deferred tax liability, net	126,415	—	10,818	—	137,233
Other liabilities and intercompany notes payable	32,209	62,805	409,355	(400,839)	103,530
Total liabilities	2,857,295	995,710	665,643	(456,786)	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	—	—	211,691	—	211,691
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(39,277)	2,797,938	845,069	(3,643,007)	(39,277)
Non-redeemable noncontrolling interests	—	—	30,639	—	30,639
Total stockholders’ (deficiency) equity	(39,277)	2,797,938	875,708	(3,643,007)	(8,638)
Total liabilities and stockholders’ (deficiency) equity	$2,818,018	$3,793,648	$1,753,042	$(4,099,793)	$4,264,915

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$554,326	$154,737	$(2,484)	$706,579
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	190,110	84,847	(683)	274,274
Selling, general and administrative	—	114,357	41,348	(1,804)	153,901
Restructuring expense (credit)	—	(70)	35	—	(35)
Depreciation and amortization	—	10,075	9,557	—	19,632
Total operating expenses	—	314,472	135,787	(2,487)	447,772
Operating income	—	239,854	18,950	3	258,807
Other income (expense):
Interest expense, net	(30,572)	9,293	(9,750)	—	(31,029)
Share of affiliates’ income (loss)	246,047	(770)	—	(245,277)	—
Loss on extinguishment of debt	(48,334)	—	—	—	(48,334)
Miscellaneous, net	(79)	(21)	(734)	(3)	(837)
Total other income (expense)	167,062	8,502	(10,484)	(245,280)	(80,200)
Income from operations before income taxes	167,062	248,356	8,466	(245,277)	178,607
Income tax expense	(53,618)	(2,309)	(2,616)	—	(58,543)
Net income including noncontrolling interests	113,444	246,047	5,850	(245,277)	120,064
Net income attributable to noncontrolling interests	—	—	(6,620)	—	(6,620)
Net income (loss) attributable to AMC Networks’ stockholders	$113,444	$246,047	$(770)	$(245,277)	$113,444

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$539,444	$129,463	$(225)	$668,682
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	196,758	65,621	(206)	262,173
Selling, general and administrative	—	118,486	36,091	2	154,579
Restructuring expense	—	114	542	—	656
Depreciation and amortization	—	8,967	11,560	—	20,527
Total operating expenses	—	324,325	113,814	(204)	437,935
Operating income	—	215,119	15,649	(21)	230,747
Other income (expense):
Interest expense, net	(20,353)	(10,466)	(1,768)	—	(32,587)
Share of affiliates’ income	275,985	4,385	—	(280,370)	—
Miscellaneous, net	(76,315)	69,315	(3,251)	21	(10,230)
Total other income (expense)	179,317	63,234	(5,019)	(280,349)	(42,817)
Income from operations before income taxes	179,317	278,353	10,630	(280,370)	187,930
Income tax expense	(58,398)	(2,367)	(489)	—	(61,254)
Net income including noncontrolling interests	120,919	275,986	10,141	(280,370)	126,676
Net income attributable to noncontrolling interests	—	—	(5,756)	—	(5,756)
Net income attributable to AMC Networks’ stockholders	$120,919	$275,986	$4,385	$(280,370)	$120,920

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$113,444	$246,047	$5,850	$(245,277)	$120,064
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,845)	(2,845)	18,230	2,845	15,385
Unrealized gain on interest rate swaps	(1,578)	—	—	—	(1,578)
Other comprehensive (loss) income, before income taxes	(4,423)	(2,845)	18,230	2,845	13,807
Income tax expense	(1,899)	—	—	—	(1,899)
Other comprehensive (loss) income, net of income taxes	(6,322)	(2,845)	18,230	2,845	11,908
Comprehensive income (loss)	107,122	243,202	24,080	(242,432)	131,972
Comprehensive income attributable to noncontrolling interests	—	—	(7,032)	—	(7,032)
Comprehensive income attributable to AMC Networks’ stockholders	$107,122	$243,202	$17,048	$(242,432)	$124,940

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including non controlling interest	$120,919	$275,986	$10,141	$(280,370)	$126,676
Other comprehensive income (loss):
Foreign currency translation adjustment	(71,711)	(71,692)	10,886	71,692	(60,825)
Unrealized gain on interest rate swaps	696	—	—	—	696
Other comprehensive (loss) income, before income taxes	(71,015)	(71,692)	10,886	71,692	(60,129)
Income tax expense	(2,279)	—	—	—	(2,279)
Other comprehensive (loss) income, net of income taxes	(73,294)	(71,692)	10,886	71,692	(62,408)
Comprehensive income	47,625	204,294	21,027	(208,678)	64,268
Comprehensive income attributable to noncontrolling interests	—	—	(4,332)	—	(4,332)
Comprehensive income attributable to AMC Networks’ stockholders	$47,625	$204,294	$16,695	$(208,678)	$59,936

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$204,100	$193,453	$19,383	$(249,552)	$167,384
Cash flows from investing activities:
Capital expenditures	2	(8,151)	(4,238)	—	(12,387)
(Increase) decrease to investment in affiliates	(160,665)	(72,411)	(13,181)	246,257	—
Net cash used in investing activities	(160,663)	(80,562)	(17,419)	246,257	(12,387)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(691,449)	—	—	—	(691,449)
Premium and fees paid on extinguishment of debt	(39,179)	—	—	—	(39,179)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,413)	—	—	—	(10,413)
Proceeds from stock option exercises	1,200	—	—	—	1,200
Excess tax benefits from share-based compensation arrangements	852	—	—	—	852
Principal payments on capital lease obligations	—	(597)	(489)	—	(1,086)
Distributions to noncontrolling interest	—	—	(8,968)	—	(8,968)
Net cash provided by (used in) financing activities	241,441	(597)	(9,457)	—	231,387
Net increase (decrease) in cash and cash equivalents from operations	284,878	112,294	(7,493)	(3,295)	386,384
Effect of exchange rate changes on cash and cash equivalents	(5,844)	(3,295)	5,939	3,295	95
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$279,468	$257,259	$166,073	$—	$702,800

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$223,495	$111,816	$25,373	$(280,489)	$80,195
Cash flows from investing activities:
Capital expenditures	(9)	(13,416)	(4,823)	—	(18,248)
Payments for acquisitions, net of cash acquired	—	—	(6,581)	—	(6,581)
Acquisition of investments	—	(82)	(25,128)	—	(25,210)
Increase to investment in affiliates	(122,915)	(14,892)	(70,990)	208,797	—
Net cash used in investing activities	(122,924)	(28,390)	(107,522)	208,797	(50,039)
Cash flows from financing activities:
Principal payments on long-term debt	(18,500)	—	—	—	(18,500)
Deemed repurchases of restricted stock/units	(12,848)	—	—	—	(12,848)
Proceeds from stock option exercises	130	—	—	—	130
Excess tax benefits from share-based compensation arrangements	3,672	—	—	—	3,672
Principal payments on capital lease obligations	—	(542)	(878)	—	(1,420)
Net cash used in financing activities	(27,546)	(542)	(878)	—	(28,966)
Net increase (decrease) in cash and cash equivalents from operations	73,025	82,884	(83,027)	(71,692)	1,190
Effect of exchange rate changes on cash and cash equivalents	(73,735)	(71,692)	65,485	71,692	(8,250)
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$871	$94,868	$98,568	$—	$194,307

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
the cost of, and our ability to obtain or produce, desirable programming content for our networks, other forms of distribution, including digital and licensing in international markets, as well as our independent film distribution businesses;

•	market demand for our owned original programming and our independent film content;
•    the security of our program rights and other electronic data;
•    the loss of any of our key personnel and artistic talent;
•    changes in domestic and foreign laws or regulations under which we operate;
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
•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, “Risk Factors” in our 2015 Annual Report on Form 10-K (the “2015 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts and subscriber data included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2015 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2016, as well as an analysis of our cash flows for the three months ended March 31, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2016 as compared to December 31, 2015.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2015.
Business Overview
We manage our business through the following two operating segments:

•
National Networks: Principally includes activities of our programming businesses which include our five programming networks distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our programming businesses within the National Networks segment may also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI - DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks, and various developing on-line content distribution initiatives.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating cash flow (“AOCF”), defined below, for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Revenues, net
National Networks	$598,635	$562,848
International and Other	109,048	106,355
Inter-segment eliminations	(1,104)	(521)
Consolidated revenues, net	$706,579	$668,682
Operating income (loss)
National Networks	$266,732	$240,421
International and Other	(8,436)	(9,955)
Inter-segment eliminations	511	281
Consolidated operating income	$258,807	$230,747
AOCF
National Networks	$280,952	$253,258
International and Other	5,106	5,679
Inter-segment eliminations	511	281
Consolidated AOCF	$286,569	$259,218
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Operating income	$258,807	$230,747
Share-based compensation expense	8,165	7,288
Restructuring expense (credit)	(35)	656
Depreciation and amortization	19,632	20,527
AOCF	$286,569	$259,218
National Networks
In our National Networks segment, which accounted for 85% of our consolidated revenues for the three months ended March 31, 2016, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
The success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series. These series generally result in higher audience ratings for our networks than we achieve with other types of programming. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our channels. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. There were no program rights write-offs recorded for the three months ended March 31, 2016. Program rights write-offs of $9,575 were recorded for the three months ended March 31, 2015.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2016, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under affiliation agreements, which may provide for annual rate increases. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs and participation costs. Program operating costs include costs such as origination, transmission, uplinking and encryption.
We view our international expansion as an important long-term strategy. We may experience an adverse impact to the International and Other segment’s operating results and cash flows in periods of increased international investment by the Company. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’

platforms, the change in the number of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds and a limited physical presence in some territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally” in our 2015 Form 10-K.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment’s revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner’s interest in the operating results of majority-owned subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$706,579	100.0%	$668,682	100.0%	$37,897	5.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	274,274	38.8	262,173	39.2	12,101	4.6
Selling, general and administrative	153,901	21.8	154,579	23.1	(678)	(0.4)
Restructuring (credit) expense	(35)	—	656	0.1	(691)	(105.3)
Depreciation and amortization	19,632	2.8	20,527	3.1	(895)	(4.4)
Total operating expenses	447,772	63.4	437,935	65.5	9,837	2.2
Operating income	258,807	36.6	230,747	34.5	28,060	12.2
Other income (expense):
Interest expense, net	(31,029)	(4.4)	(32,587)	(4.9)	1,558	(4.8)
Loss on extinguishment of debt	(48,334)	(6.8)	—	—	(48,334)	n/m
Miscellaneous, net	(837)	(0.1)	(10,230)	(1.5)	9,393	(91.8)
Total other income (expense)	(80,200)	(11.4)	(42,817)	(6.4)	(37,383)	87.3
Net income from operations before income taxes	178,607	25.3	187,930	28.1	(9,323)	(5.0)
Income tax expense	(58,543)	(8.3)	(61,254)	(9.2)	2,711	(4.4)
Income from operations	120,064	17.0	126,676	18.9	(6,612)	(5.2)
Net income including noncontrolling interests	120,064	17.0	126,676	18.9	(6,612)	(5.2)
Net income attributable to noncontrolling interests	(6,620)	(0.9)	(5,756)	(0.9)	(864)	15.0%
Net income attributable to AMC Networks’ stockholders	$113,444	16.1%	$120,920	18.1%	$(7,476)	(6.2)%
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended March 31,
	2016	2015	$ change	% change
Operating income	$258,807	$230,747	$28,060	12.2%
Share-based compensation expense	8,165	7,288	877	12.0
Restructuring (credit) expense	(35)	656	(691)	(105.3)
Depreciation and amortization	19,632	20,527	(895)	(4.4)
Consolidated AOCF	$286,569	$259,218	$27,351	10.6%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$598,635	100.0%	$562,848	100.0%	$35,787	6.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	206,139	34.4	196,925	35.0	9,214	4.7
Selling, general and administrative	117,765	19.7	118,075	21.0	(310)	(0.3)
Restructuring expense	30	—	66	—	(36)	(54.5)
Depreciation and amortization	7,969	1.3	7,361	1.3	608	8.3
Operating income	$266,732	44.6%	$240,421	42.7%	$26,311	10.9%
Share-based compensation expense	6,221	1.0	5,410	1.0	811	15.0
Depreciation and amortization	7,969	1.3	7,361	1.3	608	8.3
Restructuring expense	30	—	66	—	(36)	(54.5)
AOCF	$280,952	46.9%	$253,258	45.0%	$27,694	10.9%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$109,048	100.0%	$106,355	100.0%	$2,693	2.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	69,745	64.0	66,038	62.1	3,707	5.6
Selling, general and administrative	36,141	33.1	36,516	34.3	(375)	(1.0)
Restructuring (credit) expense	(65)	(0.1)	590	0.6	(655)	(111.0)
Depreciation and amortization	11,663	10.7	13,166	12.4	(1,503)	(11.4)
Operating loss	$(8,436)	(7.7)%	$(9,955)	(9.4)%	$1,519	(15.3)%
Share-based compensation expense	1,944	1.8	1,878	1.8	66	3.5
Depreciation and amortization	11,663	10.7	13,166	12.4	(1,503)	(11.4)
Restructuring expense	(65)	(0.1)	590	0.6	(655)	(111.0)
AOCF	$5,106	4.7%	$5,679	5.3%	$(573)	(10.1)%

Revenues, net
Revenues, net increased $37,897 to $706,579 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The net change by segment was as follows:

	Three Months Ended March 31,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$598,635	84.7%	$562,848	84.2%	$35,787	6.4%
International and Other	109,048	15.4	106,355	15.9	2,693	2.5
Inter-segment eliminations	(1,104)	(0.2)	(521)	(0.1)	(583)	111.9
Consolidated revenues, net	$706,579	100.0%	$668,682	100.0%	$37,897	5.7%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$263,852	44.1%	$260,439	46.3%	$3,413	1.3%
Distribution	334,783	55.9	302,409	53.7	32,374	10.7
	$598,635	100.0%	$562,848	100.0%	$35,787	6.4%

•
The increase of $3,413 in advertising revenues was driven by higher pricing due to an increased demand for our programming by advertisers at our We TV, SundanceTV, BBC AMERICA and IFC networks, partially offset by a decrease at AMC due to the lower number of hours of our original programming as compared to the same period in 2015. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $32,374 due to an increase of $22,763 principally from digital distribution and licensing revenues derived from our original programming, principally at AMC. In addition, affiliation fee revenues increased due to an increase in rates, primarily at AMC, as compared to the same period in 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$22,825	20.9%	$18,803	17.7%	$4,022	21.4%
Distribution	86,223	79.1	87,552	82.3	(1,329)	(1.5)
	$109,048	100.0%	$106,355	100.0%	$2,693	2.5%
The increase in advertising revenues is principally due to increased demand for our programming at AMC Networks International by advertisers, partially offset by the unfavorable impact of foreign currency translation of $1,125. The decrease in distribution revenues is the result of the unfavorable foreign currency translation impact of $3,380 at AMCNI and a decrease at IFC Films due to the strong performance of Boyhood in 2015, partially offset by expanded distribution at AMCNI.
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

Technical and operating expense (excluding depreciation and amortization) increased $12,101 to $274,274 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The net change by segment was as follows:

	Three Months Ended March 31,
	2016	2015	$ change	% change
National Networks	$206,139	$196,925	$9,214	4.7%
International and Other	69,745	66,038	3,707	5.6
Inter-segment eliminations	(1,610)	(790)	(820)	103.8
Total	$274,274	$262,173	$12,101	4.6%
Percentage of revenues, net	38.8%	39.2%
National Networks
The increase in the National Networks segment was attributable to an increase of $10,927 for other direct programming related costs, primarily participation and residuals, partially offset by a decrease in program rights amortization expense of $1,713. The decrease in program rights amortization expense is due to the absence of program rights write-offs for the three months ended March 31, 2016 as compared to the same period in 2015, partially offset by increased investment in our original series. Program rights amortization expense for the three months ended March 31, 2015 included write-offs of $9,575 of certain pilot costs and unscripted series at AMC and WE tv based on management’s assessment of programming usefulness.
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
International and Other
The increase in the International and Other segment was primarily due to an increase in program rights amortization expense and other direct programming related costs due to the increased investment in original programming. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $2,600.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense decreased $678 to $153,901 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The net change by segment was as follows:

	Three Months Ended March 31,
	2016	2015	$ change	% change
National Networks	$117,765	$118,075	$(310)	(0.3)%
International and Other	36,141	36,516	(375)	(1.0)
Inter-segment eliminations	(5)	(12)	7	(58.3)
Total	$153,901	$154,579	$(678)	(0.4)%
Percentage of revenues, net	21.8%	23.1%
National Networks
Selling, general and administrative expense in the National Networks segment was relatively unchanged for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment was relatively unchanged for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $1,500.

Depreciation and amortization
Depreciation and amortization expense remained relatively consistent for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The net change by segment was as follows:

	Three Months Ended March 31,
	2016	2015	$ change	% change
National Networks	$7,969	$7,361	$608	8.3%
International and Other	11,663	13,166	(1,503)	(11.4)
	$19,632	$20,527	$(895)	(4.4)%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in depreciation expense due to an increase in property and equipment. The decrease in depreciation and amortization expense in the International and Other segment was attributable to a decrease in an asset retirement obligation.
AOCF
AOCF increased $27,351 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The net change by segment was as follows:

	Three Months Ended March 31,
	2016	2015	$ change	% change
National Networks	$280,952	$253,258	$27,694	10.9%
International and Other	5,106	5,679	(573)	(10.1)
Inter-segment eliminations	511	281	230	81.9
AOCF	$286,569	$259,218	$27,351	10.6%
National Networks AOCF increased principally due to an increase in revenues, net of $35,787, partially offset by an increase in technical and operating expenses of $9,214 resulting primarily from an increase in other direct programming related costs. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased slightly due to an increase in revenues, net of $2,693 and a decrease in selling, general and administrative expenses of $441, offset by an increase in technical and operating expenses of $3,707. Foreign currency translation had an unfavorable impact on AOCF of approximately $400.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three months ended March 31, 2016 of $48,334 represents $39,179 of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8,185 and unamortized deferred financing costs of $970. See further discussion below.
Miscellaneous, net
The decrease in miscellaneous, net of $9,393 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily the result of a decrease in foreign currency transaction losses of $8,882 principally due to the settling of an intercompany loan in the second quarter of 2015 denominated in a currency other than the underlying functional currency of the lender.
Income tax expense
For the three months ended March 31, 2016, income tax expense attributable to continuing operations was $58,543, representing an effective tax rate of 33%. The items resulting in variances from the federal statutory rate of 35% include state income tax expense of $3,215, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3,465, tax benefit from the domestic production activities deduction of $5,322 and tax expense of $2,000 for an increase in valuation allowances for foreign taxes.
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
Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (as described below) and access to capital markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. As a public company, we may have access to other sources of capital such as the public bond markets. On March 23, 2016 we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered debt securities.
In connection with the Shelf Registration, on March 30, 2016, we issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). We used a portion of the net proceeds of this offering to make a cash tender (“Tender Offer”) for our outstanding 7.75% senior notes due 2021 (the “7.75% Notes”) at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, we purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. Approximately $46,000 of the 7.75% Notes remain outstanding. See “Debt Financing Agreements” below.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, repurchases of outstanding debt and common stock and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2016. The required principal payments on our Term Loan A facility over the next twelve months will be $166,500. As of March 31, 2016, our consolidated cash and cash equivalents balance includes approximately $72,542 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $46,000 as of March 31, 2016. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements” of our 2015 Form 10-K and the discussion below under Debt Financing Agreements.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2016. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2016.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the three months ended March 31:

	2016	2015
Cash provided by operating activities	$167,384	$80,195
Cash used in investing activities	(12,387)	(50,039)
Cash provided by (used in) financing activities	231,387	(28,966)
Net increase in cash and cash equivalents	386,384	1,190
Operating Activities
Net cash provided by operating activities amounted to $167,384 for the three months ended March 31, 2016 as compared to $80,195 for the three months ended March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2016 primarily resulted from $388,758 of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $192,194, a decrease in accounts payable, accrued expenses and other liabilities of $68,886 primarily related to lower employee related liabilities and an increase in accounts receivable, trade of $9,442 primarily related to timing of cash receipts. Additionally, net cash provided by operating activities increased due to an increase in taxes payable of $37,398, an increase in deferred revenue of $3,952 primarily related to advertising arrangements and a decrease in prepaid expenses and other assets of $7,850.
Net cash provided by operating activities amounted to $80,195 for the three months ended March 31, 2015 and primarily resulted from $345,255 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $178,203, an increase in accounts receivable, trade of $98,392 primarily related to timing of cash receipts and a decrease in accounts payable, accrued expenses and other liabilities of $23,445. Additionally, net cash provided by operating activities increased due to an increase in taxes payable of $38,352 and changes in all other assets and liabilities resulted in a decrease of $3,372.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $12,387 and $50,039, respectively. Capital expenditures were $12,387 and $18,248 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, net cash used in investing activities primarily related to the payment for the acquisition of a small international channel, net of cash acquired of $6,581 and purchases of investments of $25,210.
Financing Activities
Net cash provided by financing activities amounted to $231,387 for the three months ended March 31, 2016 as compared to net cash used in financing activities of $28,966 for the three months ended March 31, 2015. For the three months ended March 31, 2016, financing activities primarily consisted of cash provided by the issuance of $1,000,000 of 5.00% Notes, net of an issuance discount of $17,500, offset by principal payments on long term debt of $691,449 which included the repayment of $654,000 of the Company’s 7.75% Notes pursuant to the Tender Offer, as well as the scheduled repayment of principal on the Company’s Term A loan facility of $37,000. In addition, net cash used in financing activities includes premium payments and fees for the tender offer of $39,179, taxes paid in lieu of shares issued for equity-based compensation of $10,413 and distributions to noncontrolling interest of $8,968.
Net cash used in financing activities amounted to $28,966 for the three months ended March 31, 2015 and consisted of principal payments on long-term debt of $18,500, taxes paid in lieu of shares issued for equity-based compensation of $12,848 and principal payments on capital leases of $1,420, partially offset by the excess tax benefits from share-based compensation arrangements of $3,672 and proceeds from stock option exercises of $130.
Debt Financing Agreements
5.00% Notes due 2024
As noted above, on March 30, 2016, we issued the 5.00% Notes. We used the net proceeds of this offering to fund the Tender Offer of the 7.75% Notes with the remaining proceeds to be used for general corporate purposes, which may include the redemption of any of the 7.75% Notes not tendered. The 5.00% Notes were issued pursuant to an indenture dated as of March 30, 2016 (the “5.00% Notes Indenture”).
In connection with the issuance of the 5.00% Notes, AMC Networks incurred deferred financing costs of $2,070, which are being amortized, using the effective interest method, to interest expense over the term of the 5.00% Notes.
Interest on the 5.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

The 5.00% Notes may be redeemed, in whole or in part, at any time on or after April 1, 2020, at a redemption price equal to 102.5% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on April 1, 2022.
The 5.00% Notes are guaranteed on a senior unsecured basis by certain of AMC Networks’ existing and future domestic restricted subsidiaries, in accordance with the 5.00% Notes Indenture. The guarantees under the 5.00% Notes are full and unconditional and joint and several.
The 5.00% Notes Indenture contains certain affirmative and negative covenants applicable to AMC Networks and its restricted subsidiaries including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not restricted subsidiaries, create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on, or repurchase, its common stock.
7.75% Notes due 2021 Tender Offer
We used a portion of the net proceeds of the 5.00% Notes for the Tender Offer for the 7.75% notes due at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, the Company purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. Approximately $46,000 of the 7.75% Notes remain outstanding.
The Company has accepted for payment all 7.75% Notes validly tendered prior to the Expiration Date pursuant to the Tender Offer. Such tendering holders received the purchase price in the amount of $1,058.57 for each $1,000 principal amount of 7.75% Notes tendered, plus accrued and unpaid interest to, but not including, the date hereof.
In connection with the Tender Offer, the Company recorded a loss on extinguishment of debt of $48,334 for the three months ended March 31, 2016 which includes $39,179 related to the excess of the redemption price, premium paid and related fees associated with the closing of the Tender Offer and unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,185 and $970, respectively.
Contractual Obligations
As of March 31, 2016, our contractual obligations not reflected on the condensed consolidated balance sheet increased $28,970 to $1,545,033 as compared to $1,516,063 at December 31, 2015. The increase relates primarily to program rights obligations.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company’s Consolidated Financial Statements included in our 2015 Form 10-K. We discuss our critical accounting estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the same 2015 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2015.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
All dollar amounts included in the following discussion under this Item 3 are presented in thousands.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2016, the fair value of our fixed rate debt of $1,655,943 was more than its carrying value of $1,616,710 by $39,233. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2016 would increase the estimated fair value of our fixed rate debt by approximately $79,260 to approximately $1,735,203.
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
As of March 31, 2016, we had $2,968,190 of debt outstanding (excluding capital leases), of which $1,351,480 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2016, we had interest rate swap contracts outstanding with notional amounts aggregating $400,000. The aggregate fair value of interest rate swap contracts at March 31, 2016 was a net liability of $2,346. As a result of these transactions, the interest rate paid on approximately 68% of the Company’s debt (excluding capital leases) as of March 31, 2016 is effectively fixed (54% being fixed rate obligations and 14% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $623 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At March 31, 2016, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2016 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $2,607 of foreign currency transaction losses, net for the three months ended March 31, 2016. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2015 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 10, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

AMC Networks Inc.

Date:	May 5, 2016	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer