Form 10-Q
period 2016-06-30
AMC Networks Inc.
filed 2016-08-04
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 29, 2016:

Class A Common Stock par value $0.01 per share	59,915,332
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$643,470	$316,321
Accounts receivable, trade (less allowance for doubtful accounts of $5,502 and $4,307)	726,508	674,611
Amounts due from related parties, net	441	4,062
Current portion of program rights, net	390,162	453,157
Prepaid expenses and other current assets	87,373	72,989
Deferred tax asset, net	30,101	16,198
Total current assets	1,878,055	1,537,338
Property and equipment, net of accumulated depreciation of $231,313 and $209,236	171,092	163,860
Program rights, net	1,123,874	1,027,394
Deferred carriage fees, net	51,689	50,069
Intangible assets, net	532,263	549,180
Goodwill	708,071	736,275
Other assets	200,359	200,799
Total assets	$4,665,403	$4,264,915
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$89,055	$71,148
Accrued liabilities	235,422	254,086
Current portion of program rights obligations	291,243	289,897
Deferred revenue	93,275	64,229
Current portion of long-term debt	230,551	148,000
Current portion of capital lease obligations	4,405	3,561
Total current liabilities	943,951	830,921
Program rights obligations	385,445	440,591
Long-term debt	2,703,031	2,519,808
Capital lease obligations	38,189	29,779
Deferred tax liability, net	160,597	137,233
Other liabilities	104,272	103,530
Total liabilities	4,335,485	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	213,856	211,691
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,407,876 and 62,120,102 shares issued and 60,386,220 and 60,909,831 shares outstanding, respectively	624	621
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	120,802	123,157
Accumulated earnings	215,519	24,880
Treasury stock, at cost (2,021,656 and 1,210,271 shares Class A Common Stock, respectively)	(100,220)	(51,993)
Accumulated other comprehensive loss	(151,615)	(136,057)
Total AMC Networks stockholders’ equity (deficiency)	85,225	(39,277)
Non-redeemable noncontrolling interests	30,837	30,639
Total stockholders’ equity (deficiency)	116,062	(8,638)
Total liabilities and stockholders’ equity (deficiency)	$4,665,403	$4,264,915
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net (including revenues, net from related parties of $6,200, $6,493, $12,906 and $13,212, respectively)	$684,832	$601,138	$1,391,411	$1,269,820
Operating expenses:
Technical and operating (excluding depreciation and amortization)	305,492	259,730	576,537	521,903
Selling, general and administrative (including charges from related parties of $822, $1,269, $1,890 and $2,218, respectively)	179,366	158,880	336,644	313,459
Restructuring expense	389	2,654	354	3,310
Depreciation and amortization	21,553	21,040	41,185	41,567
Total operating expenses	506,800	442,304	954,720	880,239
Operating income	178,032	158,834	436,691	389,581
Other income (expense):
Interest expense	(32,007)	(32,571)	(63,757)	(65,595)
Interest income	1,671	792	2,393	1,229
Loss on extinguishment of debt	(9)	—	(48,343)	—
Miscellaneous, net	(24,910)	11,384	(25,599)	1,154
Total other income (expense)	(55,255)	(20,395)	(135,306)	(63,212)
Income from operations before income taxes	122,777	138,439	301,385	326,369
Income tax expense	(39,390)	(50,997)	(97,933)	(112,251)
Net income including noncontrolling interests	83,387	87,442	203,452	214,118
Net income attributable to noncontrolling interests	(6,212)	(4,433)	(12,832)	(10,189)
Net income attributable to AMC Networks’ stockholders	$77,175	$83,009	$190,620	$203,929

Net income per share attributable to AMC Networks’ stockholders:
Basic	$1.06	$1.15	$2.62	$2.82
Diluted	$1.05	$1.14	$2.60	$2.81

Weighted average common shares:
Basic weighted average common shares	72,729	72,447	72,654	72,327
Diluted weighted average common shares	73,300	73,128	73,287	72,685
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$83,387	$87,442	$203,452	$214,118
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,389)	24,119	(3,004)	(36,706)
Unrealized (loss) gain on interest rate swaps	(765)	674	(2,343)	1,370
Other comprehensive income (loss), before income taxes	(19,154)	24,793	(5,347)	(35,336)
Income tax (expense) benefit	(8,312)	5,943	(10,211)	3,664
Other comprehensive income (loss), net of income taxes	(27,466)	30,736	(15,558)	(31,672)
Comprehensive income	55,921	118,178	187,894	182,446
Comprehensive income attributable to noncontrolling interests	(4,424)	(4,433)	(11,456)	(10,189)
Comprehensive income attributable to AMC Networks’ stockholders	$51,497	$113,745	$176,438	$172,257
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$203,452	$214,118
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	41,185	41,567
Share-based compensation expense related to equity classified awards	19,488	16,089
Amortization and write-off of program rights	373,491	343,161
Amortization of deferred carriage fees	8,187	8,009
Unrealized foreign currency transaction loss (gain)	28,366	(8,345)
Unrealized gain derivative contracts, net	1,064	791
Amortization of deferred financing costs and discounts on indebtedness	4,638	4,476
Loss on extinguishment of debt	48,343	—
Bad debt expense	1,449	1,228
Deferred income taxes	4,225	10,069
Excess tax benefits from share-based compensation arrangements	(781)	(4,038)
Other, net	(1,930)	(246)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(45,536)	(18,055)
Prepaid expenses and other assets	(17,090)	(15,359)
Program rights and obligations, net	(466,288)	(412,205)
Income taxes payable	13,636	2,696
Deferred revenue	29,308	33,779
Deferred carriage fees, net	(9,910)	(17,138)
Accounts payable, accrued expenses and other liabilities	(5,733)	(10,356)
Net cash provided by operating activities	229,564	190,241
Cash flows from investing activities:
Capital expenditures	(24,186)	(33,124)
Payments for acquisition of a business, net of cash acquired	(354)	(6,545)
Purchases of investments	—	(24,250)
Net cash used in investing activities	(24,540)	(63,919)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—
Principal payments on long-term debt	(728,449)	(37,000)
Payment of Promissory Note	—	(40,000)
Premium and fees paid on extinguishment of debt	(39,188)	—
Payments for financing costs	(2,070)	—
Deemed repurchases of restricted stock/units	(10,834)	(14,320)
Purchase of treasury stock	(48,227)	—
Proceeds from stock option exercises	1,216	1,031
Excess tax benefits from share-based compensation arrangements	781	4,038
Principal payments on capital lease obligations	(2,075)	(1,449)
Distributions to noncontrolling interest	(8,977)	(3,154)
Contributions from noncontrolling member	—	1,373
Net cash provided by (used in) financing activities	144,677	(89,481)
Net increase in cash and cash equivalents from operations	349,701	36,841
Effect of exchange rate changes on cash and cash equivalents	(22,552)	2,852
Cash and cash equivalents at beginning of period	316,321	201,367
Cash and cash equivalents at end of period	$643,470	$241,060
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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company’s networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in technical and operating expense of $1,080 and $4,005 were recorded for the three months ended June 30, 2016 and 2015, respectively. Program rights write-offs included in technical and operating expense of $1,080 and $13,580 were recorded for the six months ended June 30, 2016 and 2015, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires an evaluation of (i) transfer of control, (ii) variable consideration, (iii) allocation of selling price for multiple elements, (iv) intellectual property licenses, (v) time value of money, and (vi) contract costs. The standard also expands the required disclosures related to revenue and cash flows from contracts with customers to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. ASU 2014-09, ASU 2016-08 and ASU 2016-10 are effective for the first quarter of 2018, with early adoption permitted and retrospective application required. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	72,729,000	72,447,000	72,654,000	72,327,000
Effect of dilution:
Stock options	1,000	164,000	26,000	91,000
Restricted stock units	570,000	517,000	607,000	267,000
Diluted weighted average common shares outstanding	73,300,000	73,128,000	73,287,000	72,685,000

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

For the three and six months ended June 30, 2016 and June 30, 2015, there were no restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 137,000 and 125,000 restricted stock units for the three and six months ended June 30, 2016 and June 30, 2015, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition on these awards was not met in each of the respective periods.
Stock Repurchase Program
On March 4, 2016, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of its outstanding shares of common stock (the “2016 Stock Repurchase Program”). For the six months ended June 30, 2016, the Company repurchased 811,385 of its Class A common stock at an average purchase price of approximately $59.44 per share. As of June 30, 2016, the Company has $451,773 available for repurchase under the 2016 Stock Repurchase Program.
Note 3. Restructuring
The Company incurred restructuring expense primarily related to severance charges associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring expense recognized by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
National Networks	$37	$651	$67	$717
International & Other	352	2,003	287	2,593
Total restructuring expense	$389	$2,654	$354	$3,310
The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
December 31, 2015	$9,498	$512	$10,010
Charges	22	332	354
Cash payments	(8,628)	(390)	(9,018)
Currency translation	(89)	5	(84)
June 30, 2016	$803	$459	$1,262
Liabilities for restructuring costs are included in accrued liabilities in the condensed consolidated balance sheet at June 30, 2016.
Note 4. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2015	$244,849	$491,426	$736,275
Purchase accounting adjustments	—	(7,246)	(7,246)
Amortization of “second component” goodwill	(1,262)	—	(1,262)
Foreign currency translation	—	(19,696)	(19,696)
June 30, 2016	$243,587	$464,484	$708,071
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
The following tables summarize information relating to the Company’s identifiable intangible assets:

	June 30, 2016
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$538,202	$(124,771)	$413,431	11 to 25 years
Advertiser relationships	46,282	(7,094)	39,188	11 years
Trade names	55,324	(5,685)	49,639	20 years
Other amortizable intangible assets	10,516	(477)	10,039	5 years
Total amortizable intangible assets	650,324	(138,027)	512,297
Indefinite-lived intangible assets:
Trademarks	19,966	—	19,966
Total intangible assets	$670,290	$(138,027)	$532,263
	December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$554,012	$(110,203)	$443,809
Advertiser relationships	46,282	(4,990)	41,292
Trade names	48,522	(4,353)	44,169
Other amortizable intangible assets	15	(5)	10
Total amortizable intangible assets	648,831	(119,551)	529,280
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$668,731	$(119,551)	$549,180
Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2016 and 2015 was $19,628 and $21,912, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2016	$38,315
2017	37,777
2018	37,777
2019	37,772
2020	37,762

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 5. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
Interest	$17,613	$28,246
Employee related costs	87,784	119,931
Income taxes payable	14,138	2,112
Other accrued expenses	115,887	103,797
Total accrued liabilities	$235,422	$254,086
Note 6. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,332,000	$1,406,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	—
7.75% Notes due July 2021	45,551	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,977,551	2,706,000
Unamortized discount	(25,775)	(17,911)
Unamortized deferred financing costs	(18,194)	(20,281)
Long-term debt, net	2,933,582	2,667,808
Current portion of long-term debt	230,551	148,000
Noncurrent portion of long-term debt	$2,703,031	$2,519,808

(a)	The Company’s $500,000 revolving credit facility remains undrawn at June 30, 2016. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

7.75% Notes due 2021 Tender Offer
In March 2016, the Company used a portion of the net proceeds of the 5.00% Notes to make a Tender Offer for the 7.75% Notes at a price of $1,058.57 per $1,000 principal amount of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, the Company purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. As of June 30, 2016, $45,551 of the 7.75% Notes remain outstanding.
In connection with the Tender Offer, the Company recorded a loss on extinguishment of debt of $48,343 for the six months ended June 30, 2016 which includes $39,188 related to the excess of the redemption price, premium paid and related fees associated with the closing of the Tender Offer and unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,185 and $970, respectively.
On June 9, 2016, the Company gave notice to the remaining holders of its 7.75% Notes of its intent to redeem all outstanding 7.75% Notes on July 15, 2016, (the “Redemption Date”). The Company will pay a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon to the Redemption Date). Accordingly, the 7.75% Notes are classified as current in the condensed consolidated balance sheet as of June 30, 2016.
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At June 30, 2016:
Assets:
Cash equivalents	$166,194	$—	$166,194
Foreign currency derivatives	—	5,912	5,912
Liabilities:
Interest rate swap contracts	$—	$2,513	$2,513
Foreign currency derivatives	—	2,971	2,971
At December 31, 2015:
Assets:
Cash equivalents	$2,027	$—	$2,027
Interest rate swap contracts	—	1,449	1,449
Foreign currency derivatives	—	4,421	4,421
Liabilities:
Interest rate swap contracts	$—	$2,682	$2,682
Foreign currency derivatives	—	3,107	3,107
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,316,063	$1,312,020
5.00% Notes due April 2024	980,927	990,000
7.75% Notes due July 2021	45,018	47,373
4.75% Notes due December 2022	591,574	595,500
	$2,933,582	$2,944,893

	December 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,386,869	$1,370,850
7.75% Notes due July 2021	689,910	737,625
4.75% Notes due December 2022	591,029	600,000
	$2,667,808	$2,708,475
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
As of June 30, 2016, the Company had interest rate swap contracts outstanding with notional amounts aggregating $400,000, which consists of interest rate swap contracts with notional amounts of $200,000 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $200,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from August 2016 to October 2018. At June 30, 2016, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk to the extent that the Company enters into transactions denominated in currencies other than its subsidiaries’ respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables, accounts payable and intercompany amounts that are denominated in a currency other than the applicable functional currency of a subsidiary.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$—	$1,449
Liabilities:
Interest rate swap contracts	Other liabilities	894	—
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,630	1,331
Foreign currency derivatives	Other assets	4,282	3,090
Liabilities:
Interest rate swap contracts	Accrued liabilities	115	660
Interest rate swap contracts	Other liabilities	1,504	2,022
Foreign currency derivatives	Accrued liabilities	1,073	1,429
Foreign currency derivatives	Other liabilities	1,899	1,678
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(934)	$(197)	Interest expense	$(169)	$(871)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2016 and 2015.

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,675)	$(469)	Interest expense	$(332)	$(1,839)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2016 and 2015.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(49)	$(74)	$(229)	$(495)
Foreign currency derivatives	Miscellaneous, net	2,158	(1,993)	2,210	(1,500)
Total		$2,109	$(2,067)	$1,981	$(1,995)
Note 9. Income Taxes
For the three and six months ended June 30, 2016, income tax expense was $39,390 and $97,933, respectively, representing an effective tax rate of 32% for both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,120 and $5,335, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5,456 and $8,921, tax benefit from the domestic production activities deduction of $4,413 and $9,735 and tax expense of $2,701 and $4,701 resulting from an increase in the valuation allowances for foreign and local taxes for the three and six months ended June 30, 2016, respectively.
For the three and six months ended June 30, 2015, income tax expense was $50,997 and $112,251, respectively, representing an effective tax rate of 37% and 34%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,726 and $6,560, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $939 and $6,201, tax benefit from the domestic production activities deduction of $5,015 and $10,183 and tax expense of $3,957 and $6,788 resulting from an increase in the valuation allowances for foreign and local taxes for the three and six months ended June 30, 2015, respectively.
At June 30, 2016, the Company had foreign tax credit carry forwards of approximately $41,000, expiring on various dates from 2016 through 2026. For the six months ended June 30, 2016, excess tax benefits of $781 relating to share-based compensation awards and $800 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 10. Commitments and Contingencies
Commitments
As of June 30, 2016, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet decreased $107,815 to $1,408,248 as compared to $1,516,063 at December 31, 2015. The decrease relates primarily to program rights obligations.
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
Note 11. Equity Plans
On June 8, 2016, AMC Networks granted 27,066 restricted stock units (“RSU’s”) under the AMC Networks Inc. Amended and Restated 2011 Non-Employee Directors Plan to non-employee directors that vested on the date of grant.
On March 4, 2016, AMC Networks granted 486,758 RSU’s and 371,109 performance restricted stock units (“PRSU’s”) to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. The RSU’s vest in equal annual installments over a three year period and the vesting criteria for 137,527 RSU’s include the achievement

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

of certain performance targets by the Company. The PRSU’s vest on the third anniversary of the grant date and include the achievement of certain performance targets by the Company.
During the six months ended June 30, 2016, 336,435 RSU’s of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting dates, 140,063 RSU’s were surrendered to the Company to cover the required statutory tax withholding obligations and 196,372 new shares of the AMC Networks Class A Common Stock were issued in respect of the remaining vesting RSU’s. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $10,834, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2016.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2016 was $11,322 and $19,488, respectively, and $8,801 and $16,089 for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, there was $90,598 of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.7 years.
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
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity (deficiency) on the Company's condensed consolidated balance sheet.
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2016.

Six Months Ended June 30, 2016
December 31, 2015	$211,691
Net earnings	11,161
Distributions	(8,977)
Other	(19)
June 30, 2016	$213,856
Note 13. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own less than 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 66% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”)
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of AMC Networks.
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $6,200 and $6,493 for the three months ended June 30, 2016 and 2015, respectively

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

and $12,906 and $13,212 for the six months ended June 30, 2016 and 2015, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $822 and $1,269 for the three months ended June 30, 2016 and 2015, respectively and $1,890 and $2,218 for the six months ended June 30, 2016 and 2015, respectively.
On June 16, 2016, AMC Networks entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to Charles F. Dolan (the Executive Chairman and a director of the Company and a director of MSG and MSG Networks), James L. Dolan (the Executive Chairman and a director of MSG and MSG Networks and a director of the Company), and the DFO which is controlled by Charles F. Dolan. The Company’s share of initial set-up costs and office expenses is not material.
Note 14. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Six Months Ended June 30,
	2016	2015
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	$10,983	$—
Capital expenditures incurred but not yet paid	2,101	1,957
Supplemental Data:
Cash interest paid	69,449	61,223
Income taxes paid, net	75,450	99,177
Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$(136,057)	$(77,492)	$(1,756)	$(79,248)
Other comprehensive (loss) before reclassifications	(3,004)	(2,675)	(5,679)	(36,706)	(469)	(37,175)
Amounts reclassified from accumulated other comprehensive loss	—	332	332	—	1,839	1,839
Net current-period other comprehensive (loss) income, before income taxes	(3,004)	(2,343)	(5,347)	(36,706)	1,370	(35,336)
Income tax (expense) benefit	(11,069)	858	(10,211)	4,165	(501)	3,664
Net current-period other comprehensive (loss) income, net of income taxes	(14,073)	(1,485)	(15,558)	(32,541)	869	(31,672)
Ending balance	$(150,507)	$(1,108)	$(151,615)	$(110,033)	$(887)	$(110,920)
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

	Three Months Ended June 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$239,331	$25,564	$—	$264,895
Distribution	333,302	92,716	(6,081)	419,937
Consolidated revenues, net	$572,633	$118,280	$(6,081)	$684,832
Adjusted operating cash flow	$206,328	$8,207	$(3,239)	$211,296
Depreciation and amortization	(8,053)	(13,500)	—	(21,553)
Share-based compensation expense	(9,148)	(2,174)	—	(11,322)
Restructuring expense	(37)	(352)	—	(389)
Operating income (loss)	$189,090	$(7,819)	$(3,239)	$178,032
	Three Months Ended June 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$185,712	$21,778	$—	$207,490
Distribution	302,896	91,105	(353)	393,648
Consolidated revenues, net	$488,608	$112,883	$(353)	$601,138
Adjusted operating cash flow	$182,553	$8,610	$166	$191,329
Depreciation and amortization	(7,212)	(13,828)	—	(21,040)
Share-based compensation expense	(7,043)	(1,758)	—	(8,801)
Restructuring expense	(651)	(2,003)	—	(2,654)
Operating income (loss)	$167,647	$(8,979)	$166	$158,834

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$503,183	$48,413	$—	$551,596
Distribution	668,086	178,915	(7,186)	839,815
Consolidated revenues, net	$1,171,269	$227,328	$(7,186)	$1,391,411
Adjusted operating cash flow	$487,282	$13,165	$(2,729)	$497,718
Depreciation and amortization	(16,022)	(25,163)	—	(41,185)
Share-based compensation expense	(15,370)	(4,118)	—	(19,488)
Restructuring expense	(67)	(287)	—	(354)
Operating income (loss)	$455,823	$(16,403)	$(2,729)	$436,691
Capital expenditures	$4,414	$19,772	$—	$24,186
	Six Months Ended June 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$446,151	$40,581	$—	$486,732
Distribution	605,304	178,658	(874)	783,088
Consolidated revenues, net	$1,051,455	$219,239	$(874)	$1,269,820
Adjusted operating cash flow	$435,811	$14,289	$447	$450,547
Depreciation and amortization	(14,574)	(26,993)	—	(41,567)
Share-based compensation expense	(12,453)	(3,636)	—	(16,089)
Restructuring expense	(717)	(2,593)	—	(3,310)
Operating income (loss)	$408,067	$(18,933)	$447	$389,581
Capital expenditures	$11,484	$21,640	$—	$33,124
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Inter-segment revenues
National Networks	$(5,991)	$(336)	$(6,936)	$(788)
International and Other	(90)	(17)	(250)	(86)
	$(6,081)	$(353)	$(7,186)	$(874)
The table below summarizes revenues based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
United States	$542,803	$472,258	$1,117,137	$1,036,083
Europe	103,560	78,056	197,522	153,942
Other	38,469	50,824	76,752	79,795
	$684,832	$601,138	$1,391,411	$1,269,820

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	June 30, 2016	December 31, 2015
Property and equipment, net
United States	$89,664	$93,951
Europe	60,415	48,043
Other	21,013	21,866
	$171,092	$163,860
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$50,947	$434,974	$157,549	$—	$643,470
Accounts receivable, trade (less allowance for doubtful accounts)	—	550,996	175,512	—	726,508
Amounts due from related parties, net	—	441	—	—	441
Current portion of program rights, net	—	273,909	116,253	—	390,162
Prepaid expenses, other current assets and intercompany receivable	576	163,799	12,939	(89,941)	87,373
Deferred tax asset, net	24,651	—	5,450	—	30,101
Total current assets	76,174	1,424,119	467,703	(89,941)	1,878,055
Property and equipment, net of accumulated depreciation	—	88,991	82,101	—	171,092
Investment in affiliates	3,174,152	818,715	—	(3,992,867)	—
Program rights, net	—	983,371	140,503	—	1,123,874
Long-term intercompany notes receivable	—	412,948	553	(413,501)	—
Deferred carriage fees, net	—	49,382	2,307	—	51,689
Intangible assets, net	—	185,169	347,094	—	532,263
Goodwill	—	70,438	637,633	—	708,071
Other assets	—	90,802	109,557	—	200,359
Total assets	$3,250,326	$4,123,935	$1,787,451	$(4,496,309)	$4,665,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92	$59,657	$29,306	$—	$89,055
Accrued liabilities and intercompany payable	43,325	148,578	133,460	(89,941)	235,422
Current portion of program rights obligations	—	226,588	64,655	—	291,243
Deferred revenue	—	77,504	15,771	—	93,275
Current portion of long-term debt	230,551	—	—	—	230,551
Current portion of capital lease obligations	—	2,532	1,873	—	4,405
Total current liabilities	273,968	514,859	245,065	(89,941)	943,951
Program rights obligations	—	366,822	18,623	—	385,445
Long-term debt	2,703,031	—	—	—	2,703,031
Capital lease obligations	—	8,028	30,161	—	38,189
Deferred tax liability, net	151,846	—	8,751	—	160,597
Other liabilities and intercompany notes payable	36,256	60,074	421,443	(413,501)	104,272
Total liabilities	3,165,101	949,783	724,043	(503,442)	4,335,485
Commitments and contingencies
Redeemable noncontrolling interests	—	—	213,856	—	213,856
Stockholders’ equity:
AMC Networks stockholders’ equity	85,225	3,174,152	818,715	(3,992,867)	85,225
Non-redeemable noncontrolling interests	—	—	30,837	—	30,837
Total stockholders’ equity	85,225	3,174,152	849,552	(3,992,867)	116,062
Total liabilities and stockholders’ equity	$3,250,326	$4,123,935	$1,787,451	$(4,496,309)	$4,665,403

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$434	$148,260	$167,627	$—	$316,321
Accounts receivable, trade (less allowance for doubtful accounts)	—	538,657	135,954	—	674,611
Amounts due from related parties, net	—	3,818	244	—	4,062
Current portion of program rights, net	—	352,664	100,493	—	453,157
Prepaid expenses, other current assets and intercompany receivable	4,158	112,456	12,322	(55,947)	72,989
Deferred tax asset, net	14,039	—	2,159	—	16,198
Total current assets	18,631	1,155,855	418,799	(55,947)	1,537,338
Property and equipment, net	—	93,007	70,853	—	163,860
Investment in affiliates	2,797,938	845,069	—	(3,643,007)	—
Program rights, net	—	889,756	137,638	—	1,027,394
Long-term intercompany notes receivable	—	400,163	676	(400,839)	—
Deferred carriage fees, net	—	47,437	2,632	—	50,069
Intangible assets, net	—	190,041	359,139	—	549,180
Goodwill	—	71,700	664,575	—	736,275
Other assets	1,449	100,620	98,730	—	200,799
Total assets	$2,818,018	$3,793,648	$1,753,042	$(4,099,793)	$4,264,915
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6	$44,152	$26,990	$—	$71,148
Accrued liabilities and intercompany payable	30,857	181,377	97,799	(55,947)	254,086
Current portion of program rights obligations	—	225,375	64,522	—	289,897
Deferred revenue	—	54,921	9,308	—	64,229
Current portion of long-term debt	148,000	—	—	—	148,000
Current portion of capital lease obligations	—	2,393	1,168	—	3,561
Total current liabilities	178,863	508,218	199,787	(55,947)	830,921
Program rights obligations	—	415,419	25,172	—	440,591
Long-term debt	2,519,808	—	—	—	2,519,808
Capital lease obligations	—	9,268	20,511	—	29,779
Deferred tax liability, net	126,415	—	10,818	—	137,233
Other liabilities and intercompany notes payable	32,209	62,805	409,355	(400,839)	103,530
Total liabilities	2,857,295	995,710	665,643	(456,786)	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	—	—	211,691	—	211,691
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(39,277)	2,797,938	845,069	(3,643,007)	(39,277)
Non-redeemable noncontrolling interests	—	—	30,639	—	30,639
Total stockholders’ (deficiency) equity	(39,277)	2,797,938	875,708	(3,643,007)	(8,638)
Total liabilities and stockholders’ (deficiency) equity	$2,818,018	$3,793,648	$1,753,042	$(4,099,793)	$4,264,915

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$519,955	$167,267	$(2,390)	$684,832
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	223,254	82,932	(694)	305,492
Selling, general and administrative	—	130,383	50,433	(1,450)	179,366
Restructuring expense	—	112	277	—	389
Depreciation and amortization	—	9,952	11,601	—	21,553
Total operating expenses	—	363,701	145,243	(2,144)	506,800
Operating income	—	156,254	22,024	(246)	178,032
Other income (expense):
Interest expense, net	(30,172)	9,538	(9,702)	—	(30,336)
Share of affiliates’ income (loss)	142,131	(20,997)	—	(121,134)	—
Loss on extinguishment of debt	(9)	—	—	—	(9)
Miscellaneous, net	(170)	(190)	(24,796)	246	(24,910)
Total other income (expense)	111,780	(11,649)	(34,498)	(120,888)	(55,255)
Income (loss) from operations before income taxes	111,780	144,605	(12,474)	(121,134)	122,777
Income tax expense	(34,605)	(2,474)	(2,311)	—	(39,390)
Net income (loss) including noncontrolling interests	77,175	142,131	(14,785)	(121,134)	83,387
Net income attributable to noncontrolling interests	—	—	(6,212)	—	(6,212)
Net income (loss) attributable to AMC Networks’ stockholders	$77,175	$142,131	$(20,997)	$(121,134)	$77,175

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$464,368	$136,948	$(178)	$601,138
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	189,500	70,401	(171)	259,730
Selling, general and administrative	—	114,080	44,819	(19)	158,880
Restructuring expense	—	557	2,097	—	2,654
Depreciation and amortization	—	9,203	11,837	—	21,040
Total operating expenses	—	313,340	129,154	(190)	442,304
Operating income	—	151,028	7,794	12	158,834
Other income (expense):
Interest expense, net	(20,020)	(2,325)	(9,434)	—	(31,779)
Share of affiliates' income	126,287	3,368	—	(129,655)	—
Miscellaneous, net	23,961	(23,601)	11,036	(12)	11,384
Total other income (expense)	130,228	(22,558)	1,602	(129,667)	(20,395)
Income from operations before income taxes	130,228	128,470	9,396	(129,655)	138,439
Income tax expense	(47,219)	(2,183)	(1,595)	—	(50,997)
Net income including noncontrolling interests	83,009	126,287	7,801	(129,655)	87,442
Net income attributable to noncontrolling interests	—	—	(4,433)	—	(4,433)
Net income attributable to AMC Networks’ stockholders	$83,009	$126,287	$3,368	$(129,655)	$83,009

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,074,484	$321,801	$(4,874)	$1,391,411
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	414,032	163,882	(1,377)	576,537
Selling, general and administrative	—	245,894	94,004	(3,254)	336,644
Restructuring expense	—	42	312	—	354
Depreciation and amortization	—	20,027	21,158	—	41,185
Total operating expenses	—	679,995	279,356	(4,631)	954,720
Operating income	—	394,489	42,445	(243)	436,691
Other income (expense):
Interest expense, net	(60,742)	18,831	(19,453)	—	(61,364)
Share of affiliates’ income (loss)	388,178	(20,145)	—	(368,033)	—
Loss on extinguishment of debt	(48,343)	—	—	—	(48,343)
Miscellaneous, net	(251)	(213)	(25,378)	243	(25,599)
Total other income (expense)	278,842	(1,527)	(44,831)	(367,790)	(135,306)
Income (loss) from operations before income taxes	278,842	392,962	(2,386)	(368,033)	301,385
Income tax expense	(88,222)	(4,784)	(4,927)	—	(97,933)
Net income (loss) including noncontrolling interests	190,620	388,178	(7,313)	(368,033)	203,452
Net income attributable to noncontrolling interests	—	—	(12,832)	—	(12,832)
Net income (loss) attributable to AMC Networks’ stockholders	$190,620	$388,178	$(20,145)	$(368,033)	$190,620

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,003,811	$266,412	$(403)	$1,269,820
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	386,258	136,022	(377)	521,903
Selling, general and administrative	—	232,567	80,910	(18)	313,459
Restructuring expense	—	672	2,638	—	3,310
Depreciation and amortization	—	18,170	23,397	—	41,567
Total operating expenses	—	637,667	242,967	(395)	880,239
Operating income	—	366,144	23,445	(8)	389,581
Other income (expense):
Interest expense, net	(40,374)	(12,790)	(11,202)	—	(64,366)
Share of affiliates' income	402,272	7,756	—	(410,028)	—
Miscellaneous, net	(52,352)	45,712	7,786	8	1,154
Total other income (expense)	309,546	40,678	(3,416)	(410,020)	(63,212)
Income from operations before income taxes	309,546	406,822	20,029	(410,028)	326,369
Income tax expense	(105,617)	(4,550)	(2,084)	—	(112,251)
Net income including noncontrolling interests	203,929	402,272	17,945	(410,028)	214,118
Net income attributable to noncontrolling interests	—	—	(10,189)	—	(10,189)
Net income attributable to AMC Networks’ stockholders	$203,929	$402,272	$7,756	$(410,028)	$203,929

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$77,175	$142,131	$(14,785)	$(121,134)	$83,387
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,389)	—	(18,389)	18,389	(18,389)
Unrealized loss on interest rate swaps	(765)	—	—	—	(765)
Other comprehensive (loss) income, before income taxes	(19,154)	—	(18,389)	18,389	(19,154)
Income tax expense	(8,312)	—	—	—	(8,312)
Other comprehensive (loss) income, net of income taxes	(27,466)	—	(18,389)	18,389	(27,466)
Comprehensive income	49,709	142,131	(33,174)	(102,745)	55,921
Comprehensive income attributable to noncontrolling interests	—	—	(4,424)	—	(4,424)
Comprehensive income attributable to AMC Networks’ stockholders	$49,709	$142,131	$(37,598)	$(102,745)	$51,497

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$83,009	$126,287	$7,801	$(129,655)	$87,442
Other comprehensive income (loss):
Foreign currency translation adjustment	7,591	7,572	16,528	(7,572)	24,119
Unrealized gain on interest rate swaps	674	—	—	—	674
Other comprehensive income (loss), before income taxes	8,265	7,572	16,528	(7,572)	24,793
Income tax benefit	5,943	—	—	—	5,943
Other comprehensive income, net of income taxes	14,208	7,572	16,528	(7,572)	30,736
Comprehensive income	97,217	133,859	24,329	(137,227)	118,178
Comprehensive income attributable to noncontrolling interests	—	—	(4,433)	—	(4,433)
Comprehensive income attributable to AMC Networks' stockholders	$97,217	$133,859	$19,896	$(137,227)	$113,745

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$190,620	$388,178	$(7,313)	$(368,033)	$203,452
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,004)	—	(3,004)	3,004	(3,004)
Unrealized loss on interest rate swaps	(2,343)	—	—	—	(2,343)
Other comprehensive (loss) income, before income taxes	(5,347)	—	(3,004)	3,004	(5,347)
Income tax expense	(10,211)	—	—	—	(10,211)
Other comprehensive (loss) income, net of income taxes	(15,558)	—	(3,004)	3,004	(15,558)
Comprehensive income (loss)	175,062	388,178	(10,317)	(365,029)	187,894
Comprehensive income attributable to noncontrolling interests	—	—	(11,456)	—	(11,456)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$175,062	$388,178	$(21,773)	$(365,029)	$176,438

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$203,929	$402,272	$17,945	$(410,028)	$214,118
Other comprehensive income (loss):
Foreign currency translation adjustment	(64,120)	(64,120)	27,414	64,120	(36,706)
Unrealized gain on interest rate swaps	1,370	—	—	—	1,370
Other comprehensive (loss) income, before income taxes	(62,750)	(64,120)	27,414	64,120	(35,336)
Income tax benefit	3,664	—	—	—	3,664
Other comprehensive (loss) income, net of income taxes	(59,086)	(64,120)	27,414	64,120	(31,672)
Comprehensive income	144,843	338,152	45,359	(345,908)	182,446
Comprehensive income attributable to noncontrolling interests	—	—	(10,189)	—	(10,189)
Comprehensive income attributable to AMC Networks' stockholders	$144,843	$338,152	$35,170	$(345,908)	$172,257

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$277,785	$306,120	$16,349	$(370,690)	$229,564
Cash flows from investing activities:
Capital expenditures	—	(15,767)	(8,419)	—	(24,186)
Payments for acquisitions, net of cash acquired	—	—	(354)	—	(354)
(Increase) decrease to investment in affiliates	(359,483)	(31,090)	48,542	342,031	—
Net cash used in investing activities	(359,483)	(46,857)	39,769	342,031	(24,540)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(728,449)	—	—	—	(728,449)
Premium and fees paid on extinguishment of debt	(39,188)	—	—	—	(39,188)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,834)	—	—	—	(10,834)
Purchase of treasury stock	(48,227)	—	—	—	(48,227)
Proceeds from stock option exercises	1,216	—	—	—	1,216
Excess tax benefits from share-based compensation arrangements	781	—	—	—	781
Principal payments on capital lease obligations	—	(1,208)	(867)	—	(2,075)
Distributions to noncontrolling interest	—	—	(8,977)	—	(8,977)
Net cash provided by (used in) financing activities	155,729	(1,208)	(9,844)	—	144,677
Net increase (decrease) in cash and cash equivalents from operations	74,031	258,055	46,274	(28,659)	349,701
Effect of exchange rate changes on cash and cash equivalents	(23,518)	28,659	(56,352)	28,659	(22,552)
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$50,947	$434,974	$157,549	$—	$643,470

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$238,455	$169	$362,865	$(411,248)	$190,241
Cash flows from investing activities:
Capital expenditures	(3)	(22,875)	(10,246)	—	(33,124)
Payments for acquisitions, net of cash acquired	—	—	(6,545)	—	(6,545)
Purchases of investments	—	(369)	(23,881)	—	(24,250)
(Increase) decrease to investment in affiliates	(134,957)	127,384	(339,452)	347,025	—
Net cash (used in) provided by investing activities	(134,960)	104,140	(380,124)	347,025	(63,919)
Cash flows from financing activities:
Principal payments on long-term debt	(37,000)	—	—	—	(37,000)
Payment of Promissory Note	—	—	(40,000)	—	(40,000)
Deemed repurchases of restricted stock/units	(14,320)	—	—	—	(14,320)
Proceeds from stock option exercises	1,031	—	—	—	1,031
Excess tax benefits from share-based compensation arrangements	4,038	—	—	—	4,038
Principal payments on capital lease obligations	—	(1,097)	(352)	—	(1,449)
Distributions to noncontrolling member	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling member	—	—	1,373	—	1,373
Net cash (used in) provided by financing activities	(46,251)	(1,097)	(42,133)	—	(89,481)
Net increase in cash and cash equivalents from operations	57,244	103,212	(59,392)	(64,223)	36,841
Effect of exchange rate changes on cash and cash equivalents	(57,931)	(64,223)	60,783	64,223	2,852
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$894	$122,665	$117,501	$—	$241,060

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2016, as well as an analysis of our cash flows for the six months ended June 30, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2016 as compared to December 31, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net
National Networks	$572,633	$488,608	$1,171,269	$1,051,455
International and Other	118,280	112,883	227,328	219,239
Inter-segment eliminations	(6,081)	(353)	(7,186)	(874)
Consolidated revenues, net	$684,832	$601,138	$1,391,411	$1,269,820
Operating income (loss)
National Networks	$189,090	$167,647	$455,823	$408,067
International and Other	(7,819)	(8,979)	(16,403)	(18,933)
Inter-segment eliminations	(3,239)	166	(2,729)	447
Consolidated operating income	$178,032	$158,834	$436,691	$389,581
AOCF
National Networks	$206,328	$182,553	$487,282	$435,811
International and Other	8,207	8,610	13,165	14,289
Inter-segment eliminations	(3,239)	166	(2,729)	447
Consolidated AOCF	$211,296	$191,329	$497,718	$450,547
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
The following is a reconciliation of consolidated operating income to AOCF for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income	$178,032	$158,834	$436,691	$389,581
Share-based compensation expense	11,322	8,801	19,488	16,089
Restructuring expense	389	2,654	354	3,310
Depreciation and amortization	21,553	21,040	41,185	41,567
AOCF	$211,296	$191,329	$497,718	$450,547
National Networks
In our National Networks segment, which accounted for 84% of our consolidated revenues for the six months ended June 30, 2016, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $1,080 and $4,005 were recorded for the three months ended June 30, 2016 and 2015, respectively. Program rights write-offs of $1,080 and $13,580 were recorded for the six months ended June 30, 2016 and 2015, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 16% of our consolidated revenues for the six months ended June 30, 2016, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under affiliation agreements, which may provide for annual rate increases. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
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
Capital and credit market disruptions could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming networks from our distributors. Additionally, as noted above, we may experience an adverse impact due to the impact of global economic conditions and the related effect on foreign currencies. Events such as these may adversely impact our results of operations, cash flows and financial position.

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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$684,832	100.0%	$601,138	100.0%	$83,694	13.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	305,492	44.6	259,730	43.2	45,762	17.6
Selling, general and administrative	179,366	26.2	158,880	26.4	20,486	12.9
Restructuring expense	389	0.1	2,654	0.4	(2,265)	(85.3)
Depreciation and amortization	21,553	3.1	21,040	3.5	513	2.4
Total operating expenses	506,800	74.0	442,304	73.6	64,496	14.6
Operating income	178,032	26.0	158,834	26.4	19,198	12.1
Other income (expense):
Interest expense, net	(30,336)	(4.4)	(31,779)	(5.3)	1,443	(4.5)
Loss on extinguishment of debt	(9)	—	—	—	(9)	n/m
Miscellaneous, net	(24,910)	(3.6)	11,384	1.9	(36,294)	(318.8)
Total other income (expense)	(55,255)	(8.1)	(20,395)	(3.4)	(34,860)	170.9
Net income from operations before income taxes	122,777	17.9	138,439	23.0	(15,662)	(11.3)
Income tax expense	(39,390)	(5.8)	(50,997)	(8.5)	11,607	(22.8)
Net income including noncontrolling interests	83,387	12.2	87,442	14.5	(4,055)	(4.6)
Net income attributable to noncontrolling interests	(6,212)	(0.9)	(4,433)	(0.7)	(1,779)	40.1
Net income attributable to AMC Networks’ stockholders	$77,175	11.3%	$83,009	13.8%	$(5,834)	(7.0)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$572,633	100.0%	$488,608	100.0%	$84,025	17.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	240,116	41.9	192,188	39.3	47,928	24.9
Selling, general and administrative	135,337	23.6	120,910	24.7	14,427	11.9
Restructuring expense	37	—	651	0.1	(614)	(94.3)
Depreciation and amortization	8,053	1.4	7,212	1.5	841	11.7
Operating income	$189,090	33.0%	$167,647	34.3%	$21,443	12.8%
Share-based compensation expense	9,148	1.6	7,043	1.4	2,105	29.9
Depreciation and amortization	8,053	1.4	7,212	1.5	841	11.7
Restructuring expense	37	—	651	0.1	(614)	(94.3)
AOCF	$206,328	36.0%	$182,553	37.4%	$23,775	13.0%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$118,280	100.0%	$112,883	100.0%	$5,397	4.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	68,215	57.7	68,057	60.3	158	0.2
Selling, general and administrative	44,032	37.2	37,974	33.6	6,058	16.0
Restructuring expense	352	0.3	2,003	1.8	(1,651)	(82.4)
Depreciation and amortization	13,500	11.4	13,828	12.2	(328)	(2.4)
Operating loss	$(7,819)	(6.6)%	$(8,979)	(8.0)%	$1,160	(12.9)%
Share-based compensation expense	2,174	1.8	1,758	1.6	416	23.7
Depreciation and amortization	13,500	11.4	13,828	12.2	(328)	(2.4)
Restructuring expense	352	0.3	2,003	1.8	(1,651)	(82.4)
AOCF	$8,207	6.9%	$8,610	7.6%	$(403)	(4.7)%

Revenues, net
Revenues, net increased $83,694 to $684,832 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The net change by segment was as follows:

	Three Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$572,633	83.6%	$488,608	81.3%	$84,025	17.2%
International and Other	118,280	17.3	112,883	18.8	5,397	4.8
Inter-segment eliminations	(6,081)	(0.9)	(353)	(0.1)	(5,728)	n/m
Consolidated revenues, net	$684,832	100.0%	$601,138	100.0%	$83,694	13.9%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$239,331	41.8%	$185,712	38.0%	$53,619	28.9%
Distribution	333,302	58.2	302,896	62.0	30,406	10.0
	$572,633	100.0%	$488,608	100.0%	$84,025	17.2%

•
The increase of $53,619 in advertising revenues was driven primarily by the increase in our original programming at AMC which led to increased demand by advertisers and higher pricing at AMC, in addition to increases at BBC AMERICA, IFC and SundanceTV networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $30,406 driven by an increase of $19,220 from licensing and digital distribution revenues derived from our original programming, principally at AMC. In addition, affiliation fee revenues increased due to an increase in rates primarily at AMC as compared to the same period in 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$25,564	21.6%	$21,778	19.3%	$3,786	17.4%
Distribution	92,716	78.4	91,105	80.7	1,611	1.8
	$118,280	100.0%	$112,883	100.0%	$5,397	4.8%
The increase in advertising revenues is principally due to increased demand for our programming at AMCNI by advertisers, partially offset by the unfavorable impact of foreign currency translation of approximately $1,200. The increase in distribution revenues resulted principally from an increase of $4,419 at AMCNI, partially offset by a decrease at IFC Films due to the strong performance of Boyhood in 2015. The unfavorable impact of foreign currency translation at AMCNI on distribution revenue was approximately $1,800.
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

Technical and operating expense (excluding depreciation and amortization) increased $45,762 to $305,492 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The net change by segment was as follows:

	Three Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$240,116	$192,188	$47,928	24.9%
International and Other	68,215	68,057	158	0.2
Inter-segment eliminations	(2,839)	(515)	(2,324)	n/m
Total	$305,492	$259,730	$45,762	17.6%
Percentage of revenues, net	44.6%	43.2%
National Networks
The increase in the National Networks segment was attributable to an increase of $28,724 in program rights amortization expense and an increase of $19,204 for other direct programming related costs, primarily participation and residuals and development costs. The increase in program rights amortization expense is due to the increased investment in original programming for the three months ended June 30, 2016. Program rights amortization expense includes write-offs of $1,080 for the three months ended June 30, 2016 based on management’s assessment of programming usefulness, primarily at SundanceTV. Program rights amortization expense for the three months ended June 30, 2015 included write-offs of $4,005 of certain scripted series at SundanceTV based on management’s assessment of programming usefulness.
International and Other
The increase in the International and Other segment was primarily due to an increase of $773 at AMCNI due to an increased investment in programming and an increase of $763 due to costs incurred at our developing business, partially offset by a decrease of $1,445 at IFC Films due to a decrease in direct costs related to the success of Boyhood in 2015. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $1,700.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $20,486 to $179,366 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The net change by segment was as follows:

	Three Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$135,337	$120,910	$14,427	11.9%
International and Other	44,032	37,974	6,058	16.0
Inter-segment eliminations	(3)	(4)	1	(25.0)
Total	$179,366	$158,880	$20,486	12.9%
Percentage of revenues, net	26.2%	26.4%
National Networks
The increase of $14,427 in selling, general and administrative expense in the National Networks segment was driven by an increase in marketing and advertising sales expense of $12,821 primarily at AMC due to the promotion of original programming series, and an increase in parent company allocations of $2,111, partially offset by a decrease of $1,115 in share-based compensation expense and expenses relating to long-term incentive compensation.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase of $6,058 in selling, general and administrative expense in the International and Other segment was primarily driven by increases at AMCNI due to an increase of $2,371 in marketing expense, an increase in employee related costs of $2,594, and an increase in administrative expenses of $1,222 due to an increase in rent expense and professional fees. In addition, the increase was due to an increase of $1,902 at our developing business due to increased marketing expenses, offset by a decrease at IFC Films of $3,739 due to the timing of promotion of films. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $1,300.
Depreciation and amortization
Depreciation and amortization expense increased $513 to $21,553 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The net change by segment was as follows:

	Three Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$8,053	$7,212	$841	11.7%
International and Other	13,500	13,828	(328)	(2.4)
	$21,553	$21,040	$513	2.4%
The increase in depreciation and amortization expense at the National Networks segment was attributable to an increase in depreciation expense due to property and equipment additions. The decrease in depreciation and amortization expense at the International and Other segment for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 was primarily due to the favorable impact of foreign currency translation.
AOCF
The following is a reconciliation of our consolidated operating income to AOCF:

	Three Months Ended June 30,
	2016	2015	$ change	% change
Operating income	$178,032	$158,834	$19,198	12.1%
Share-based compensation expense	11,322	8,801	2,521	28.6
Restructuring expense	389	2,654	(2,265)	(85.3)
Depreciation and amortization	21,553	21,040	513	2.4
Consolidated AOCF	$211,296	$191,329	$19,967	10.4%
AOCF increased $19,967 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The net change by segment was as follows:

	Three Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$206,328	$182,553	$23,775	13.0%
International and Other	8,207	8,610	(403)	(4.7)
Inter-segment eliminations	(3,239)	166	(3,405)	n/m
AOCF	$211,296	$191,329	$19,967	10.4%
National Networks AOCF increased principally due to an increase in revenues, net of $84,025, partially offset by an increase in technical and operating expenses of $47,928 resulting primarily from an increase in amortization and other direct programming related costs and an increase in selling, general and administrative expense of $12,322. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased slightly principally due to an increase in selling, general and administrative expense of $5,642, partially offset by an increase in revenues, net of $5,397.
Miscellaneous, net
The decrease in miscellaneous, net of $36,294 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily the result of unrealized net foreign currency transaction losses of $39,682 from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily due to intercompany loans, partially offset by an increase in gains on derivative contracts of $4,151.
Income tax expense
For the three months ended June 30, 2016, income tax expense was $39,390, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,120, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $5,456, tax benefit from the domestic production activities deduction of $4,413 and tax expense of $2,701 resulting from an increase in the valuation allowance for foreign and local taxes.
For the three months ended June 30, 2015, income tax expense was $50,997, representing an effective tax rate of 37%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,726, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $939, tax benefit from the domestic production activities deduction of $5,015 and tax expense of $3,957 resulting from an increase in the valuation allowance for foreign and local taxes.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,391,411	100.0%	$1,269,820	100.0%	$121,591	9.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	576,537	41.4	521,903	41.1	54,634	10.5
Selling, general and administrative	336,644	24.2	313,459	24.7	23,185	7.4
Restructuring expense	354	—	3,310	0.3	(2,956)	(89.3)
Depreciation and amortization	41,185	3.0	41,567	3.3	(382)	(0.9)
Total operating expenses	954,720	68.6	880,239	69.3	74,481	8.5
Operating income	436,691	31.4	389,581	30.7	47,110	12.1
Other income (expense):
Interest expense, net	(61,364)	(4.4)	(64,366)	(5.1)	3,002	(4.7)
Loss on extinguishment of debt	(48,343)	(3.5)	—	—	(48,343)	n/m
Miscellaneous, net	(25,599)	(1.8)	1,154	0.1	(26,753)	n/m
Total other income (expense)	(135,306)	(9.7)	(63,212)	(5.0)	(72,094)	114.1
Net income from operations before income taxes	301,385	21.7	326,369	25.7	(24,984)	(7.7)
Income tax expense	(97,933)	(7.0)	(112,251)	(8.8)	14,318	(12.8)
Net income including noncontrolling interests	203,452	14.6	214,118	16.9	(10,666)	(5.0)
Net income attributable to noncontrolling interests	(12,832)	(0.9)	(10,189)	(0.8)	(2,643)	25.9
Net income attributable to AMC Networks’ stockholders	$190,620	13.7%	$203,929	16.1%	$(13,309)	(6.5)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,171,269	100.0%	$1,051,455	100.0%	$119,814	11.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	446,255	38.1	389,112	37.0	57,143	14.7
Selling, general and administrative	253,102	21.6	238,985	22.7	14,117	5.9
Restructuring expense	67	—	717	0.1	(650)	(90.7)
Depreciation and amortization	16,022	1.4	14,574	1.4	1,448	9.9
Operating income	$455,823	38.9%	$408,067	38.8%	$47,756	11.7%
Share-based compensation expense	15,370	1.3	12,453	1.2	2,917	23.4
Depreciation and amortization	16,022	1.4	14,574	1.4	1,448	9.9
Restructuring expense	67	—	717	0.1	(650)	(90.7)
AOCF	$487,282	41.6%	$435,811	41.4%	$51,471	11.8%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$227,328	100.0%	$219,239	100.0%	$8,089	3.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	134,731	59.3	134,096	61.2	635	0.5
Selling, general and administrative	83,550	36.8	74,490	34.0	9,060	12.2
Restructuring expense	287	0.1	2,593	1.2	(2,306)	(88.9)
Depreciation and amortization	25,163	11.1	26,993	12.3	(1,830)	(6.8)
Operating loss	$(16,403)	(7.2)%	$(18,933)	(8.6)%	$2,530	(13.4)%
Share-based compensation expense	4,118	1.8	3,636	1.7	482	13.3
Depreciation and amortization	25,163	11.1	26,993	12.3	(1,830)	(6.8)
Restructuring expense	287	0.1	2,593	1.2	(2,306)	(88.9)
AOCF	$13,165	5.8%	$14,289	6.5%	$(1,124)	(7.9)%

Revenues, net
Revenues, net increased $121,591 to $1,391,411 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The net change by segment was as follows:

	Six Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$1,171,269	84.2%	$1,051,455	82.8%	$119,814	11.4%
International and Other	227,328	16.3	219,239	17.3	8,089	3.7
Inter-segment eliminations	(7,186)	(0.5)	(874)	(0.1)	(6,312)	n/m
Consolidated revenues, net	$1,391,411	100.0%	$1,269,820	100.0%	$121,591	9.6%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$503,183	43.0%	$446,151	42.4%	$57,032	12.8%
Distribution	668,086	57.0	605,304	57.6	62,782	10.4
	$1,171,269	100.0%	$1,051,455	100.0%	$119,814	11.4%

•
The increase of $57,032 in advertising revenues was driven by the timing of airing our original programming which led to increased demand by advertisers and higher pricing across all of our networks, with the largest increase at AMC due to the number of original programming series and series premieres. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $62,782 due to an increase of $41,983 principally from digital distribution and licensing revenues derived from our original programming, principally at AMC. In addition, affiliation fee revenues increased due to an increase in rates, primarily at AMC, as compared to the same period in 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$48,413	21.3%	$40,581	18.5%	$7,832	19.3%
Distribution	178,915	78.7	178,658	81.5	257	0.1
	$227,328	100.0%	$219,239	100.0%	$8,089	3.7%
The increase in advertising revenues is principally due to increased demand for our programming at AMCNI by advertisers, partially offset by the unfavorable impact of foreign currency translation of approximately $2,300. The increase in distribution revenues is the primarily driven by expanded distribution at AMCNI resulting in an increase in distribution revenue of $4,235, partially offset by a decrease at IFC Films due to the strong performance of Boyhood in 2015. The unfavorable impact of foreign currency translation at AMCNI on distribution revenue was approximately $5,200.
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

Technical and operating expense (excluding depreciation and amortization) increased $54,634 to $576,537 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The net change by segment was as follows:

	Six Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$446,255	$389,112	$57,143	14.7%
International and Other	134,731	134,096	635	0.5
Inter-segment eliminations	(4,449)	(1,305)	(3,144)	n/m
Total	$576,537	$521,903	$54,634	10.5%
Percentage of revenues, net	41.4%	41.1%
National Networks
The increase in the National Networks segment was attributable to an increase of $27,011 in program rights amortization expense, an increase of $30,132 for other direct programming related costs, primarily participation and residuals and other development costs. The increase in program rights amortization expense is due an increase in original programming for the six months ended June 30, 2016. Program rights amortization expense includes write-offs of $1,080 for the six months ended June 30, 2016 based on management’s assessment of programming usefulness, primarily at SundanceTV. Program rights amortization expense for the six months ended June 30, 2015 included write-offs of $13,580 of certain scripted series at SundanceTV, pilot costs at AMC and unscripted series WE tv based on management’s assessment of programming usefulness.
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
International and Other
The increase in the International and Other segment was primarily due to an increase at AMCNI due to an increase in program rights amortization expense of $4,595 due to the increased investment in programming, partially offset by a decrease in other direct programming related costs of $1,323. In addition, the increase in technical and operating expense was due to an increase in costs at our developing business of $1,393. Such increases were offset by a decrease of $4,238 at IFC Films due to a decrease in participation and residuals expense related to the success of Boyhood in 2015. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $4,300.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $23,185 to $336,644 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The net change by segment was as follows:

	Six Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$253,102	$238,985	$14,117	5.9%
International and Other	83,550	74,490	9,060	12.2
Inter-segment eliminations	(8)	(16)	8	(50.0)
Total	$336,644	$313,459	$23,185	7.4%
Percentage of revenues, net	24.2%	24.7%
National Networks
The increase in selling, general and administrative expense in the National Networks segment was driven by an increase in marketing expenses of $13,106 primarily at AMC due to the promotion of original programming series.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

International and Other
Selling, general and administrative expense in the International and Other segment increased $9,060 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 driven by increases at AMCNI due to an increase in employee related costs of $4,147, marketing expense of $2,612, an increase in administrative expenses of $2,580 due to an increase in professional fees and rent expense. In addition, the increase was due to an increase of $4,076 at our developing business principally due to increased marketing expenses, offset by a decrease at IFC Films of $7,834 due to the timing of promotion of films. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $2,800.
Depreciation and amortization
Depreciation and amortization expense decreased $382 to $41,185 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The net change by segment was as follows:

	Six Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$16,022	$14,574	$1,448	9.9%
International and Other	25,163	26,993	(1,830)	(6.8)
	$41,185	$41,567	$(382)	(0.9)%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in depreciation expense due to property and equipment additions. The decrease in depreciation and amortization expense in the International and Other segment was primarily attributable to a decrease in amortization of $2,052 resulting from a decrease in an asset retirement obligation at AMCNI.
AOCF
The following is a reconciliation of our consolidated operating income to AOCF:

	Six Months Ended June 30,
	2016	2015	$ change	% change
Operating income	$436,691	$389,581	$47,110	12.1%
Share-based compensation expense	19,488	16,089	3,399	21.1
Restructuring expense	354	3,310	(2,956)	(89.3)
Depreciation and amortization	41,185	41,567	(382)	(0.9)
Consolidated AOCF	$497,718	$450,547	$47,171	10.5%
AOCF increased $47,171 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The net change by segment was as follows:

	Six Months Ended June 30,
	2016	2015	$ change	% change
National Networks	$487,282	$435,811	$51,471	11.8%
International and Other	13,165	14,289	(1,124)	(7.9)
Inter-segment eliminations	(2,729)	447	(3,176)	n/m
AOCF	$497,718	$450,547	$47,171	10.5%
National Networks AOCF increased principally due to an increase in revenues, net of $119,814, partially offset by an increase in technical and operating expenses of $57,143 resulting primarily from an increase in other direct programming related costs and an increase in selling, general and administrative expense of $11,200. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOCF to vary from quarter to quarter.
International and Other AOCF decreased slightly due to an increase in selling, general and administrative expenses of $8,578 and an increase in technical and operating expense of $635 partially offset by an increase in revenues, net of $8,089 . Foreign currency translation had an unfavorable impact on AOCF of approximately $400.

Loss on extinguishment of debt
The loss on extinguishment of debt for the six months ended June 30, 2016 of $48,343 represents $39,188 of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8,185 and unamortized deferred financing costs of $970. See further discussion below.
Miscellaneous, net
The decrease in miscellaneous, net of $26,753 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily the result of unrealized net foreign currency transaction losses of $30,800 from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans, partially offset by an increase in the gains on derivative contracts of $3,710.
Income tax expense
For the six months ended June 30, 2016, income tax expense was $97,933, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $5,335, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $8,921, tax benefit from the domestic production activities deduction of $9,735 and tax expense of $4,701 resulting from an increase in the valuation allowance for foreign and local taxes.
For the six months ended June 30, 2015, income tax expense was $112,251, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $6,560, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $6,201, tax benefit from the domestic production activities deduction of $10,183 and tax expense of $6,788 resulting from an increase in the valuation allowance for foreign and local taxes.
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
In connection with the Shelf Registration, on March 30, 2016, we issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). We used a portion of the net proceeds of this offering to make a cash tender (“Tender Offer”) for our outstanding 7.75% senior notes due 2021 (the “7.75% Notes”) at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, we purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. As of June 30, 2016, $45,551 of the 7.75% Notes remain outstanding. See “Debt Financing Agreements” below.
On March 4, 2016, our Board of Directors authorized a program to repurchase up to $500,000 of our outstanding shares of common stock (the “2016 Stock Repurchase Program”). Through July 29, 2016, we repurchased 1,282,273 shares of our Class A common stock for $74,997.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, repurchases of outstanding debt and common stock and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2016. The current portion of long term debt is $230,551 (which includes required principal payments on our Term Loan A facility over the next twelve months of $185,000 and $45,551 related to our 7.75% Notes which were redeemed on July 15, 2016. See “Debt Financing Agreements” below.
As of June 30, 2016, our consolidated cash and cash equivalents includes amounts with a value of approximately $96,009 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $60,000 as of June 30, 2016. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.

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
The revolving credit facility was not drawn upon at June 30, 2016. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2016.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the six months ended June 30:

	2016	2015
Cash provided by operating activities	$229,564	$190,241
Cash used in investing activities	(24,540)	(63,919)
Cash provided by (used in) financing activities	144,677	(89,481)
Net increase in cash and cash equivalents	349,701	36,841
Operating Activities
Net cash provided by operating activities amounted to $229,564 for the six months ended June 30, 2016 as compared to $190,241 for the six months ended June 30, 2015. Net cash provided by operating activities for the six months ended June 30, 2016 primarily resulted from $731,177 of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $466,288, an increase in accounts receivable, trade of $45,536 primarily related to timing of cash receipts, an increase in prepaid expenses and other assets of $17,090. Additionally, net cash provided by operating activities increased due to an increase in deferred revenue of $29,308 primarily related to advertising arrangements.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $24,540 and $63,919, respectively. Capital expenditures were $24,186 and $33,124 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2015, net cash used in investing activities primarily related to the payment for the acquisition of a small international channel, net of cash acquired of $6,545 and purchases of investments of $24,250.

Financing Activities
Net cash provided by financing activities amounted to $144,677 for the six months ended June 30, 2016 as compared to net cash used in financing activities of $89,481 for the six months ended June 30, 2015. For the six months ended June 30, 2016, financing activities primarily consisted of cash provided by the issuance of $1,000,000 of 5.00% Notes, net of an issuance discount of $17,500, offset by principal payments on long term debt of $728,449 which included the repayment of $654,000 of the Company’s 7.75% Notes pursuant to the Tender Offer, as well as scheduled repayments of principal on the Company’s Term A loan facility of $74,000. In addition, net cash used in financing activities includes purchases of treasury stock of $48,227 under our 2016 Stock Repurchase Program, premium payments and fees for the Tender Offer of $39,188, taxes paid in lieu of shares issued for equity-based compensation of $10,834 and distributions to a noncontrolling member of $8,977.
For the six months ended June 30, 2015, financing activities consisted of the repayment of the $40,000 promissory note issued in connection with the acquisition of New Video, principal payments on long-term debt of $37,000, taxes paid in lieu of shares issued for equity-based compensation of $14,320, distributions to a noncontrolling member of $3,154 and principal payments on capital leases of $1,449, partially offset by the excess tax benefits from share-based compensation arrangements of$4,038, contributions from a noncontrolling member of $1,373 and proceeds from stock option exercises of $1,031.
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
7.75% Notes due 2021 Tender Offer
We used a portion of the net proceeds of the 5.00% Notes for the Tender Offer for the 7.75% notes due at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, the Company purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. Approximately $45,551 of the 7.75% Notes remain outstanding as of June 30, 2016.
The Company accepted for payment all 7.75% Notes validly tendered prior to the Expiration Date pursuant to the Tender Offer. Such tendering holders received the purchase price in the amount of $1,058.57 for each $1,000 principal amount of 7.75% Notes tendered, plus accrued and unpaid interest to, but not including, the date hereof.
In connection with the Tender Offer, the Company recorded a loss on extinguishment of debt of $48,343 for the six months ended June 30, 2016 which includes $39,188 related to the excess of the redemption price, premium paid and related fees associated with the closing of the Tender Offer and unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,185 and $970, respectively.
On June 9, 2016, the Company gave notice to the remaining holders of its 7.75% Notes of its intent to redeem all outstanding 7.75% Notes on July 15, 2016 (the “Redemption Date”). The Company will pay a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon to the Redemption Date). Accordingly, the 7.75% Notes are classified as current in the condensed consolidated balance sheet as of June 30, 2016.
Contractual Obligations
As of June 30, 2016, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $107,815 to $1,408,248 as compared to $1,516,063 at December 31, 2015. The decrease relates primarily to program rights obligations.
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
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2016, the fair value of our fixed rate debt of $1,632,873 was more than its carrying value of $1,617,519 by $15,354. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2016 would increase the estimated fair value of our fixed rate debt by approximately $98,483 to approximately $1,731,356.
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
As of June 30, 2016, we had $2,933,582 of debt outstanding (excluding capital leases), of which $1,316,063 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2016, we had interest rate swap contracts outstanding with notional amounts aggregating $400,000. The aggregate fair value of interest rate swap contracts at June 30, 2016 was a net liability of $2,513. As a result of these transactions, the interest rate paid on approximately 69% of the Company’s debt (excluding capital leases) as of June 30, 2016 is effectively fixed (55% being fixed rate obligations and 14% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $1,108 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At June 30, 2016, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2016 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $29,192 of foreign currency transaction losses, net for the six months ended June 30, 2016. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.

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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2015 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 10, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	$—	—	$500,000,000
May 1, 2016 to May 31, 2016	—	$—	—	$500,000,000
June 1, 2016 to June 30, 2016	811,385	$59.44	811,385	$451,773,000
Total	811,385	$59.44	811,385	$451,773,000

Item 6.	Exhibits.

(a)	Index to Exhibits.

10.1	Shared Executive Space Cost Sharing Arrangement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 4, 2016	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer