Form 10-Q
period 2016-09-30
AMC Networks Inc.
filed 2016-11-03
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 31, 2016:

Class A Common Stock par value $0.01 per share	58,942,459
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$682,764	$316,321
Accounts receivable, trade (less allowance for doubtful accounts of $5,605 and $4,307)	647,233	674,611
Amounts due from related parties, net	384	4,062
Current portion of program rights, net	380,439	453,157
Prepaid expenses and other current assets	95,481	72,989
Deferred tax asset, net	43,037	16,198
Total current assets	1,849,338	1,537,338
Property and equipment, net of accumulated depreciation of $243,434 and $209,236	177,694	163,860
Program rights, net	1,097,708	1,027,394
Deferred carriage fees, net	48,162	50,069
Intangible assets, net	523,574	549,180
Goodwill	706,163	736,275
Other assets	219,426	200,799
Total assets	$4,622,065	$4,264,915
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$83,432	$71,148
Accrued liabilities	253,579	254,086
Current portion of program rights obligations	288,023	289,897
Deferred revenue	94,746	64,229
Current portion of long-term debt	203,500	148,000
Current portion of capital lease obligations	4,579	3,561
Total current liabilities	927,859	830,921
Program rights obligations	369,587	440,591
Long-term debt	2,650,418	2,519,808
Capital lease obligations	37,136	29,779
Deferred tax liability, net	183,582	137,233
Other liabilities	98,639	103,530
Total liabilities	4,267,221	4,061,862
Commitments and contingencies
Redeemable noncontrolling interests	215,323	211,691
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,408,035 and 62,120,102 shares issued and 59,248,183 and 60,909,831 shares outstanding, respectively	624	621
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	143,183	123,157
Accumulated earnings	280,915	24,880
Treasury stock, at cost (3,159,852 and 1,210,271 shares Class A Common Stock, respectively)	(161,990)	(51,993)
Accumulated other comprehensive loss	(152,845)	(136,057)
Total AMC Networks stockholders’ equity (deficiency)	110,002	(39,277)
Non-redeemable noncontrolling interests	29,519	30,639
Total stockholders’ equity (deficiency)	139,521	(8,638)
Total liabilities and stockholders’ equity (deficiency)	$4,622,065	$4,264,915
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net (including revenues, net from related parties of $1,450, $6,407, $14,356 and $19,619, respectively)	$634,646	$632,165	$2,026,057	$1,901,985
Operating expenses:
Technical and operating (excluding depreciation and amortization)	338,799	293,096	915,336	814,999
Selling, general and administrative (including charges from related parties of $647, $972, $2,537 and $3,190, respectively)	137,116	156,308	473,760	469,767
Restructuring expense	19,312	2,631	19,666	5,941
Depreciation and amortization	22,282	20,862	63,467	62,429
Total operating expenses	517,509	472,897	1,472,229	1,353,136
Operating income	117,137	159,268	553,828	548,849
Other income (expense):
Interest expense	(29,675)	(31,927)	(93,431)	(97,522)
Interest income	471	557	2,865	1,786
Loss on extinguishment of debt	(2,295)	—	(50,638)	—
Miscellaneous, net	2,988	(7,640)	(22,610)	(6,486)
Total other income (expense)	(28,511)	(39,010)	(163,814)	(102,222)
Income from operations before income taxes	88,626	120,258	390,014	446,627
Income tax expense	(21,157)	(43,358)	(119,090)	(155,609)
Net income including noncontrolling interests	67,469	76,900	270,924	291,018
Net income attributable to noncontrolling interests	(2,076)	(4,130)	(14,908)	(14,319)
Net income attributable to AMC Networks’ stockholders	$65,393	$72,770	$256,016	$276,699

Net income per share attributable to AMC Networks’ stockholders:
Basic	$0.91	$1.00	$3.54	$3.82
Diluted	$0.91	$0.99	$3.51	$3.78

Weighted average common shares:
Basic weighted average common shares	71,507	72,503	72,269	72,386
Diluted weighted average common shares	72,140	73,222	72,902	73,108
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$67,469	$76,900	$270,924	$291,018
Other comprehensive income (loss):
Foreign currency translation adjustment	(763)	(3,086)	(3,767)	(39,792)
Unrealized gain (loss) on interest rate swaps	896	528	(1,447)	1,898
Other comprehensive income (loss), before income taxes	133	(2,558)	(5,214)	(37,894)
Income tax expense	(1,363)	(4,532)	(11,574)	(868)
Other comprehensive (loss), net of income taxes	(1,230)	(7,090)	(16,788)	(38,762)
Comprehensive income	66,239	69,810	254,136	252,256
Comprehensive income attributable to noncontrolling interests	(2,108)	(4,130)	(13,564)	(14,319)
Comprehensive income attributable to AMC Networks’ stockholders	$64,131	$65,680	$240,572	$237,937
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$270,924	$291,018
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	63,467	62,429
Share-based compensation expense related to equity classified awards	28,869	23,910
Amortization and write-off of program rights	613,060	525,609
Amortization of deferred carriage fees	12,589	12,013
Unrealized foreign currency transaction loss	28,800	5,739
Unrealized (gain) loss derivative contracts, net	(1,549)	1,355
Amortization of deferred financing costs and discounts on indebtedness	6,997	6,743
Loss on extinguishment of debt	50,638	—
Bad debt expense	1,714	2,151
Deferred income taxes	15,080	(9,849)
Excess tax benefits from share-based compensation arrangements	(764)	(4,297)
Other, net	(4,433)	(2,073)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	32,747	6,224
Prepaid expenses and other assets	(43,344)	(43,665)
Program rights and obligations, net	(687,888)	(616,047)
Income taxes payable	10,414	16,107
Deferred revenue	30,726	15,446
Deferred carriage fees, net	(10,411)	(18,825)
Accounts payable, accrued expenses and other liabilities	8,956	26,985
Net cash provided by operating activities	426,592	300,973
Cash flows from investing activities:
Capital expenditures	(44,505)	(48,810)
Payments for acquisition of a business, net of cash acquired	(354)	(6,545)
Purchases of investments	—	(24,250)
Net cash used in investing activities	(44,859)	(79,605)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—
Principal payments on long-term debt	(811,000)	(55,500)
Payment of promissory note	—	(40,000)
Premium and fees paid on extinguishment of debt	(40,953)	—
Payments for financing costs	(2,070)	—
Deemed repurchases of restricted stock/units	(10,821)	(14,454)
Purchase of treasury stock	(109,997)	—
Proceeds from stock option exercises	1,217	1,183
Excess tax benefits from share-based compensation arrangements	764	4,297
Principal payments on capital lease obligations	(3,182)	(2,392)
Distributions to noncontrolling interests	(9,010)	(3,154)
Contributions from noncontrolling interests	—	1,354
Net cash used in financing activities	(2,552)	(108,666)
Net increase in cash and cash equivalents from operations	379,181	112,702
Effect of exchange rate changes on cash and cash equivalents	(12,738)	(6,514)
Cash and cash equivalents at beginning of period	316,321	201,367
Cash and cash equivalents at end of period	$682,764	$307,555
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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company’s networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in technical and operating expense of $19,596 and $13,199 were recorded for the three months ended September 30, 2016 and 2015, respectively. Program rights write-offs included in technical and operating expense of $20,676 and $26,800 were recorded for the nine months ended September 30, 2016 and 2015, respectively.
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
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 is effective for the first quarter of 2017. The Company is currently assessing the impact the adoption will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	71,507,000	72,503,000	72,269,000	72,386,000
Effect of dilution:
Stock options	1,000	117,000	17,000	162,000
Restricted stock units	632,000	602,000	616,000	560,000
Diluted weighted average common shares outstanding	72,140,000	73,222,000	72,902,000	73,108,000
For the three and nine months ended September 30, 2016 and September 30, 2015, there were no restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 137,000 and 125,000 restricted stock units for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition on these awards was not met in each of the respective periods.
Stock Repurchase Program
On March 4, 2016, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of its outstanding shares of common stock (the “2016 Stock Repurchase Program”). For the three months ended September 30, 2016, the Company repurchased 1,138,196 shares of its Class A common stock at an average purchase price of approximately $54.27 per share. For the nine months ended September 30, 2016, the Company repurchased 1,949,581 shares of its Class A common stock at an average purchase price of approximately $56.42 per share. As of September 30, 2016, the Company has $390,003 available for repurchase under the 2016 Stock Repurchase Program.
Note 3. Restructuring
During the three months ended September 30, 2016, the Company launched a restructuring initiative that involved modifications to the organizational structure of the Company and is expected to result in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. Additional charges relating to this restructuring initiative may be incurred in future periods.
The Company incurred restructuring expense during the three and nine months ended September 30, 2015 primarily related to severance charges associated with the elimination of certain positions across the Company and the termination of distribution in certain territories.
The following table summarizes the restructuring expense recognized by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
National Networks	$8,103	$100	$8,170	$817
International & Other	11,209	2,531	11,496	5,124
Total restructuring expense	$19,312	$2,631	$19,666	$5,941

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes the accrued restructuring costs:

	Severance and employee-related costs	Other exit costs	Total
December 31, 2015	$9,498	$512	$10,010
Charges	18,947	719	19,666
Cash payments	(9,501)	(1,063)	(10,564)
Currency translation	(88)	7	(81)
September 30, 2016	$18,856	$175	$19,031
Liabilities for restructuring costs are included in accrued liabilities in the condensed consolidated balance sheet at September 30, 2016.
Note 4. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2015	$244,849	$491,426	$736,275
Purchase accounting adjustments	—	(6,224)	(6,224)
Amortization of “second component” goodwill	(1,909)	—	(1,909)
Foreign currency translation	—	(21,979)	(21,979)
September 30, 2016	$242,940	$463,223	$706,163
Purchase accounting adjustments included in the International and Other segment relate to the allocation of fair value for a previous acquisition of a small international channel from goodwill primarily to identifiable intangible assets.
The reduction of $1,909 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of “second component” goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company’s tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

	September 30, 2016
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$538,888	$(132,517)	$406,371	11 to 25 years
Advertiser relationships	46,282	(8,146)	38,136	11 years
Trade names	55,567	(6,399)	49,168	20 years
Other amortizable intangible assets	10,662	(663)	9,999	5 years
Total amortizable intangible assets	651,399	(147,725)	503,674
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$671,299	$(147,725)	$523,574
	December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$554,012	$(110,203)	$443,809
Advertiser relationships	46,282	(4,990)	41,292
Trade names	48,522	(4,353)	44,169
Other amortizable intangible assets	15	(5)	10
Total amortizable intangible assets	648,831	(119,551)	529,280
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$668,731	$(119,551)	$549,180
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2016 and 2015 was $29,199 and $32,482, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2016	$37,984
2017	37,762
2018	37,762
2019	37,750
2020	37,748
Note 5. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Interest	$35,406	$28,246
Employee related costs	98,101	119,931
Other accrued expenses	120,072	105,909
Total accrued liabilities	$253,579	$254,086

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 6. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,295,000	$1,406,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	—
7.75% Notes due July 2021	—	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,895,000	2,706,000
Unamortized discount	(24,466)	(17,911)
Unamortized deferred financing costs	(16,616)	(20,281)
Long-term debt, net	2,853,918	2,667,808
Current portion of long-term debt	203,500	148,000
Noncurrent portion of long-term debt	$2,650,418	$2,519,808

(a)	The Company’s $500,000 revolving credit facility remains undrawn at September 30, 2016. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
7.75% Notes due 2021
In March 2016, the Company used a portion of the net proceeds of the 5.00% Notes to make a Tender Offer for the 7.75% Notes at a price of $1,058.57 per $1,000 principal amount of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, the Company purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. On June 9, 2016, the Company gave notice to the remaining holders of its 7.75% Notes of its intent to redeem all outstanding 7.75% Notes on July 15, 2016, (the “Redemption Date”) and on July 15, 2016, the Company redeemed the remaining $45,551 of the 7.75% notes then outstanding at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon to the Redemption Date). As of September 30, 2016, none of the 7.75% Notes remain outstanding.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

In connection with the Tender Offer in March 2016 and subsequent redemption of the remaining 7.75% Notes in July 2016, the Company recorded a loss on extinguishment of debt of $50,638 for the nine months ended September 30, 2016 which includes $40,953 related to the excess of the redemption price, premium paid and related fees, and the write-off of unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,715 and $970, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Level I	Level II	Total
At September 30, 2016:
Assets:
Cash equivalents	$131,385	$—	$131,385
Interest rate swap contracts	—	165	165
Foreign currency derivatives	—	6,211	6,211
Liabilities:
Interest rate swap contracts	$—	$1,295	$1,295
Foreign currency derivatives	—	3,651	3,651
At December 31, 2015:
Assets:
Cash equivalents	$2,027	$—	$2,027
Interest rate swap contracts	—	1,449	1,449
Foreign currency derivatives	—	4,421	4,421
Liabilities:
Interest rate swap contracts	$—	$2,682	$2,682
Foreign currency derivatives	—	3,107	3,107
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

	September 30, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,280,633	$1,288,525
5.00% Notes due April 2024	981,430	1,008,750
4.75% Notes due December 2022	591,855	610,500
	$2,853,918	$2,907,775

	December 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,386,869	$1,370,850
7.75% Notes due July 2021	689,910	737,625
4.75% Notes due December 2022	591,029	600,000
	$2,667,808	$2,708,475
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
As of September 30, 2016, the Company had interest rate swap contracts outstanding with notional amounts aggregating $300,000, which consists of interest rate swap contracts with notional amounts of $200,000 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $100,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from July 2017 to October 2018. At September 30, 2016, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$165	$1,449
Liabilities:
Interest rate swap contracts	Other liabilities	163	—
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,617	1,331
Foreign currency derivatives	Other assets	4,594	3,090
Liabilities:
Interest rate swap contracts	Accrued liabilities	1,132	660
Interest rate swap contracts	Other liabilities	—	2,022
Foreign currency derivatives	Accrued liabilities	1,017	1,429
Foreign currency derivatives	Other liabilities	2,634	1,678
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$750	$(126)	Interest expense	$(146)	$(654)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2016 and 2015.

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1,925)	$(595)	Interest expense	$(478)	$(2,493)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2016 and 2015.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(4)	$(89)	$(233)	$(584)
Foreign currency derivatives	Miscellaneous, net	66	1,501	2,276	—
Total		$62	$1,412	$2,043	$(584)
Note 9. Income Taxes
For the three and nine months ended September 30, 2016, income tax expense was $21,157 and $119,090, respectively, representing an effective tax rate of 24% and 31%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $788 and $6,123, tax benefit of $3,443 and $12,364 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $6,651 and $3,939 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,784 and $12,519 and tax expense of $2,320 and $7,021 resulting from an increase in the valuation allowances for foreign and local taxes for the three and nine months ended September 30, 2016, respectively. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
For the three and nine months ended September 30, 2015, income tax expense was $43,358 and $155,609, respectively, representing an effective tax rate of 36% and 35%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,775 and $9,335, tax benefit of $409 and $6,610 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $4,332 and $14,515 and tax expense of $3,261 and $10,049 resulting from an increase in the valuation allowances for foreign and local taxes for the three and nine months ended September 30, 2015, respectively.
At September 30, 2016, the Company had foreign tax credit carry forwards of approximately $42,000, expiring on various dates from 2016 through 2026. For the nine months ended September 30, 2016, excess tax benefits of $764 relating to share-based compensation awards and $1,207 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 10. Commitments and Contingencies
Commitments
As of September 30, 2016, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet decreased $168,458 to $1,347,605 as compared to $1,516,063 at December 31, 2015. The decrease relates primarily to program rights obligations.
Legal Matters
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, indicating that the parties have completed fact and expert discovery. The parties are now briefing summary judgment motions, which papers, according to a stipulated schedule, will be fully submitted to the Court in early January

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

2017. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to various lawsuits and claims in the ordinary course of business, including the matter described above. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company’s results of operations in any particular subsequent reporting period could be material, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
Note 11. Equity Plans
On June 8, 2016, AMC Networks granted 27,066 restricted stock units (“RSUs”) under the AMC Networks Inc. Amended and Restated 2011 Non-Employee Directors Plan to non-employee directors that vested on the date of grant.
On March 4, 2016, AMC Networks granted 486,758 RSUs and 371,109 performance restricted stock units (“PRSUs”) to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. PRSUs were first granted in March 2016 to replace the Company’s long-term cash performance awards. The RSUs vest in equal annual installments over a three-year period and the vesting criteria for 137,527 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date and include the achievement of certain performance targets by the Company.
During the nine months ended September 30, 2016, 336,435 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting dates, 139,904 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 196,531 new shares of the AMC Networks Class A Common Stock were issued in respect of the remaining vesting RSUs. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $10,821, which is reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2016.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2016 was $9,382 and $28,869, respectively, and $7,821 and $23,910 for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, there was $58,992 of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.5 years.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2016.

Nine Months Ended September 30, 2016
December 31, 2015	$211,691
Net earnings	12,661
Distributions	(9,010)
Other	(19)
September 30, 2016	$215,323
Note 13. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own less than 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 67% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”)
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of AMC Networks.
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1,450 and $6,407 for the three months ended September 30, 2016 and 2015, respectively and $14,356 and $19,619 for the nine months ended September 30, 2016 and 2015, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $647 and $972 for the three months ended September 30, 2016 and 2015, respectively and $2,537 and $3,190 for the nine months ended September 30, 2016 and 2015, respectively.
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
Note 14. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

	Nine Months Ended September 30,
	2016	2015
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	$11,040	$—
Capital expenditures incurred but not yet paid	1,421	1,393
Supplemental Data:
Cash interest paid	79,951	98,028
Income taxes paid, net	98,997	146,264

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$(136,057)	$(77,492)	$(1,756)	$(79,248)
Other comprehensive (loss) before reclassifications	(3,767)	(1,925)	(5,692)	(39,792)	(595)	(40,387)
Amounts reclassified from accumulated other comprehensive loss	—	478	478	—	2,493	2,493
Net current-period other comprehensive (loss) income, before income taxes	(3,767)	(1,447)	(5,214)	(39,792)	1,898	(37,894)
Income tax (expense) benefit	(12,106)	532	(11,574)	(174)	(694)	(868)
Net current-period other comprehensive (loss) income, net of income taxes	(15,873)	(915)	(16,788)	(39,966)	1,204	(38,762)
Ending balance	$(152,307)	$(538)	$(152,845)	$(117,458)	$(552)	$(118,010)
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income (a non-GAAP measure) defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, and restructuring expense or credit). We renamed this non-GAAP performance measure to adjusted operating income (“AOI”), formerly referred to as adjusted operating cash flow (“AOCF”). Other than the title, there is no change to the definition of this non-GAAP measure.
The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company’s operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$189,300	$21,424	$—	$210,724
Distribution	336,413	92,596	(5,087)	423,922
Consolidated revenues, net	$525,713	$114,020	$(5,087)	$634,646
Adjusted operating income	$162,503	$10,953	$(5,343)	$168,113
Share-based compensation expense	(7,212)	(2,170)	—	(9,382)
Restructuring expense	(8,103)	(11,209)	—	(19,312)
Depreciation and amortization	(8,040)	(14,242)	—	(22,282)
Operating income (loss)	$139,148	$(16,668)	$(5,343)	$117,137
	Three Months Ended September 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$210,194	$20,645	$—	$230,839
Distribution	311,446	93,458	(3,578)	401,326
Consolidated revenues, net	$521,640	$114,103	$(3,578)	$632,165
Adjusted operating income	$186,574	$6,749	$(2,741)	$190,582
Share-based compensation expense	(6,039)	(1,782)	—	(7,821)
Restructuring expense	(100)	(2,531)	—	(2,631)
Depreciation and amortization	(7,337)	(13,525)	—	(20,862)
Operating income (loss)	$173,098	$(11,089)	$(2,741)	$159,268

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$692,483	$69,837	$—	$762,320
Distribution	1,004,499	271,511	(12,273)	1,263,737
Consolidated revenues, net	$1,696,982	$341,348	$(12,273)	$2,026,057
Adjusted operating income	$649,782	$24,118	$(8,070)	$665,830
Share-based compensation expense	(22,581)	(6,288)	—	(28,869)
Restructuring expense	(8,170)	(11,496)	—	(19,666)
Depreciation and amortization	(24,062)	(39,405)	—	(63,467)
Operating income (loss)	$594,969	$(33,071)	$(8,070)	$553,828
Capital expenditures	$10,165	$34,340	$—	$44,505
	Nine Months Ended September 30, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$656,345	$61,226	$—	$717,571
Distribution	916,751	272,115	(4,452)	1,184,414
Consolidated revenues, net	$1,573,096	$333,341	$(4,452)	$1,901,985
Adjusted operating income	$622,385	$21,038	$(2,294)	$641,129
Share-based compensation expense	(18,492)	(5,418)	—	(23,910)
Restructuring expense	(817)	(5,124)	—	(5,941)
Depreciation and amortization	(21,911)	(40,518)	—	(62,429)
Operating income (loss)	$581,165	$(30,022)	$(2,294)	$548,849
Capital expenditures	$17,095	$31,715	$—	$48,810
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Inter-segment revenues
National Networks	$(5,079)	$(3,563)	$(12,015)	$(4,351)
International and Other	(8)	(15)	(258)	(101)
	$(5,087)	$(3,578)	$(12,273)	$(4,452)
The table below summarizes revenues based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
United States	$499,316	$512,062	$1,616,453	$1,548,145
Europe	93,356	84,415	290,879	238,357
Other	41,974	35,688	118,725	115,483
	$634,646	$632,165	$2,026,057	$1,901,985

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

The table below summarizes property and equipment based on asset location:

	September 30, 2016	December 31, 2015
Property and equipment, net
United States	$95,589	$93,951
Europe	61,914	48,043
Other	20,191	21,866
	$177,694	$163,860
Note 17. Condensed Consolidating Financial Statements
Long-term debt of AMC Networks includes $600,000 of 4.75% senior notes due December 2022 and $1,000,000 of 5.00% senior notes due April 2024. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$860	$504,724	$177,180	$—	$682,764
Accounts receivable, trade (less allowance for doubtful accounts)	—	478,720	168,513	—	647,233
Amounts due from related parties, net	—	384	—	—	384
Current portion of program rights, net	—	257,630	122,809	—	380,439
Prepaid expenses, other current assets and intercompany receivable	1,033	193,472	13,320	(112,344)	95,481
Deferred tax asset, net	38,706	—	4,331	—	43,037
Total current assets	40,599	1,434,930	486,153	(112,344)	1,849,338
Property and equipment, net of accumulated depreciation	—	94,999	82,695	—	177,694
Investment in affiliates	3,168,345	810,598	—	(3,978,943)	—
Program rights, net	—	947,713	149,995	—	1,097,708
Long-term intercompany notes receivable	—	411,476	727	(412,203)	—
Deferred carriage fees, net	—	46,019	2,143	—	48,162
Intangible assets, net	—	182,733	340,841	—	523,574
Goodwill	—	69,791	636,372	—	706,163
Other assets	165	106,123	113,138	—	219,426
Total assets	$3,209,109	$4,104,382	$1,812,064	$(4,503,490)	$4,622,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$41,080	$42,352	$—	$83,432
Accrued liabilities and intercompany payable	43,680	175,892	146,351	(112,344)	253,579
Current portion of program rights obligations	—	226,426	61,597	—	288,023
Deferred revenue	—	79,366	15,380	—	94,746
Current portion of long-term debt	203,500	—	—	—	203,500
Current portion of capital lease obligations	—	2,591	1,988	—	4,579
Total current liabilities	247,180	525,355	267,668	(112,344)	927,859
Program rights obligations	—	338,911	30,676	—	369,587
Long-term debt	2,650,418	—	—	—	2,650,418
Capital lease obligations	—	7,348	29,788	—	37,136
Deferred tax liability, net	176,113	—	7,469	—	183,582
Other liabilities and intercompany notes payable	25,396	64,423	421,023	(412,203)	98,639
Total liabilities	3,099,107	936,037	756,624	(524,547)	4,267,221
Commitments and contingencies
Redeemable noncontrolling interests	—	—	215,323	—	215,323
Stockholders’ equity:
AMC Networks stockholders’ equity	110,002	3,168,345	810,598	(3,978,943)	110,002
Non-redeemable noncontrolling interests	—	—	29,519	—	29,519
Total stockholders’ equity	110,002	3,168,345	840,117	(3,978,943)	139,521
Total liabilities and stockholders’ equity	$3,209,109	$4,104,382	$1,812,064	$(4,503,490)	$4,622,065

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$484,704	$152,007	$(2,065)	$634,646
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	251,595	87,891	(687)	338,799
Selling, general and administrative	—	97,633	41,077	(1,594)	137,116
Restructuring expense	—	18,764	548	—	19,312
Depreciation and amortization	—	9,965	12,317	—	22,282
Total operating expenses	—	377,957	141,833	(2,281)	517,509
Operating income	—	106,747	10,174	216	117,137
Other income (expense):
Interest expense, net	(29,250)	9,649	(9,603)	—	(29,204)
Share of affiliates’ income (loss)	110,101	(4,402)	—	(105,699)	—
Loss on extinguishment of debt	(2,295)	—	—	—	(2,295)
Miscellaneous, net	(123)	385	2,942	(216)	2,988
Total other income (expense)	78,433	5,632	(6,661)	(105,915)	(28,511)
Income from operations before income taxes	78,433	112,379	3,513	(105,699)	88,626
Income tax expense	(13,040)	(2,278)	(5,839)	—	(21,157)
Net income (loss) including noncontrolling interests	65,393	110,101	(2,326)	(105,699)	67,469
Net income attributable to noncontrolling interests	—	—	(2,076)	—	(2,076)
Net income (loss) attributable to AMC Networks’ stockholders	$65,393	$110,101	$(4,402)	$(105,699)	$65,393

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$494,636	$137,704	$(175)	$632,165
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	220,918	72,366	(188)	293,096
Selling, general and administrative	—	112,607	43,727	(26)	156,308
Restructuring expense	—	230	2,401	—	2,631
Depreciation and amortization	—	9,344	11,518	—	20,862
Total operating expenses	—	343,099	130,012	(214)	472,897
Operating income	—	151,537	7,692	39	159,268
Other income (expense):
Interest expense, net	(19,197)	(2,898)	(9,275)	—	(31,370)
Share of affiliates' income (loss)	119,870	(25,028)	—	(94,842)	—
Miscellaneous, net	1,707	(1,291)	(8,017)	(39)	(7,640)
Total other income (expense)	102,380	(29,217)	(17,292)	(94,881)	(39,010)
Income from operations before income taxes	102,380	122,320	(9,600)	(94,842)	120,258
Income tax expense	(29,610)	(2,450)	(11,298)	—	(43,358)
Income (loss) from continuing operations	72,770	119,870	(20,898)	(94,842)	76,900
Net income attributable to noncontrolling interests	—	—	(4,130)	—	(4,130)
Net income (loss) attributable to AMC Networks' stockholders	$72,770	$119,870	$(25,028)	$(94,842)	$72,770

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,559,188	$473,809	$(6,940)	$2,026,057
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	665,627	251,773	(2,064)	915,336
Selling, general and administrative	—	343,526	135,083	(4,849)	473,760
Restructuring expense	—	18,806	860	—	19,666
Depreciation and amortization	—	29,992	33,475	—	63,467
Total operating expenses	—	1,057,951	421,191	(6,913)	1,472,229
Operating income	—	501,237	52,618	(27)	553,828
Other income (expense):
Interest expense, net	(89,992)	28,481	(29,055)	—	(90,566)
Share of affiliates’ income (loss)	498,281	(24,548)	—	(473,733)	—
Loss on extinguishment of debt	(50,638)	—	—	—	(50,638)
Miscellaneous, net	(373)	173	(22,437)	27	(22,610)
Total other income (expense)	357,278	4,106	(51,492)	(473,706)	(163,814)
Income from operations before income taxes	357,278	505,343	1,126	(473,733)	390,014
Income tax expense	(101,262)	(7,062)	(10,766)	—	(119,090)
Net income (loss) including noncontrolling interests	256,016	498,281	(9,640)	(473,733)	270,924
Net income attributable to noncontrolling interests	—	—	(14,908)	—	(14,908)
Net income (loss) attributable to AMC Networks’ stockholders	$256,016	$498,281	$(24,548)	$(473,733)	$256,016

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,498,447	$404,116	$(578)	$1,901,985
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	607,176	208,388	(565)	814,999
Selling, general and administrative	—	345,174	124,637	(44)	469,767
Restructuring expense	—	902	5,039	—	5,941
Depreciation and amortization	—	27,514	34,915	—	62,429
Total operating expenses	—	980,766	372,979	(609)	1,353,136
Operating income	—	517,681	31,137	31	548,849
Other income (expense):
Interest expense, net	(59,571)	(15,688)	(20,477)	—	(95,736)
Share of affiliates’ income	522,142	(17,272)	—	(504,870)	—
Miscellaneous, net	(50,645)	44,421	(231)	(31)	(6,486)
Total other income (expense)	411,926	11,461	(20,708)	(504,901)	(102,222)
Income from operations before income taxes	411,926	529,142	10,429	(504,870)	446,627
Income tax expense	(135,227)	(7,000)	(13,382)	—	(155,609)
Net income (loss) including noncontrolling interests	276,699	522,142	(2,953)	(504,870)	291,018
Net income attributable to noncontrolling interests	—	—	(14,319)	—	(14,319)
Net income (loss) attributable to AMC Networks' stockholders	$276,699	$522,142	$(17,272)	$(504,870)	$276,699

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$65,393	$110,101	$(2,326)	$(105,699)	$67,469
Other comprehensive income (loss):
Foreign currency translation adjustment	(763)	—	(763)	763	(763)
Unrealized gain on interest rate swaps	896	—	—	—	896
Other comprehensive income (loss), before income taxes	133	—	(763)	763	133
Income tax expense	(1,363)	—	—	—	(1,363)
Other comprehensive (loss), net of income taxes	(1,230)	—	(763)	763	(1,230)
Comprehensive income (loss)	64,163	110,101	(3,089)	(104,936)	66,239
Comprehensive (income) attributable to noncontrolling interests	—	—	(2,108)	—	(2,108)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$64,163	$110,101	$(5,197)	$(104,936)	$64,131

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$72,770	$119,870	$(20,898)	$(94,842)	$76,900
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,121)	(5,121)	2,035	5,121	(3,086)
Unrealized gain on interest rate swaps	528	—	—	—	528
Other comprehensive (loss) income, before income taxes	(4,593)	(5,121)	2,035	5,121	(2,558)
Income tax expense	(4,532)	—	—	—	(4,532)
Other comprehensive (loss) income, net of income taxes	(9,125)	(5,121)	2,035	5,121	(7,090)
Comprehensive income (loss)	63,645	114,749	(18,863)	(89,721)	69,810
Comprehensive (income) attributable to noncontrolling interests	—	—	(4,130)	—	(4,130)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$63,645	$114,749	$(22,993)	$(89,721)	$65,680

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$256,016	$498,281	$(9,640)	$(473,733)	$270,924
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,767)	—	(3,767)	3,767	(3,767)
Unrealized loss on interest rate swaps	(1,447)	—	—	—	(1,447)
Other comprehensive (loss), before income taxes	(5,214)	—	(3,767)	3,767	(5,214)
Income tax expense	(11,574)	—	—	—	(11,574)
Other comprehensive (loss), net of income taxes	(16,788)	—	(3,767)	3,767	(16,788)
Comprehensive income (loss)	239,228	498,281	(13,407)	(469,966)	254,136
Comprehensive (income) attributable to noncontrolling interests	—	—	(13,564)	—	(13,564)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$239,228	$498,281	$(26,971)	$(469,966)	$240,572

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$276,699	$522,142	$(2,953)	$(504,870)	$291,018
Other comprehensive income (loss):
Foreign currency translation adjustment	(69,241)	(69,241)	29,449	69,241	(39,792)
Unrealized gain on interest rate swaps	1,898	—	—	—	1,898
Other comprehensive (loss) income, before income taxes	(67,343)	(69,241)	29,449	69,241	(37,894)
Income tax expense	(868)	—	—	—	(868)
Other comprehensive (loss) income, net of income taxes	(68,211)	(69,241)	29,449	69,241	(38,762)
Comprehensive income	208,488	452,901	26,496	(435,629)	252,256
Comprehensive (income) attributable to noncontrolling interests	—	—	(14,319)	—	(14,319)
Comprehensive income attributable to AMC Networks' stockholders	$208,488	$452,901	$12,177	$(435,629)	$237,937

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$347,413	$504,454	$51,115	$(476,390)	$426,592
Cash flows from investing activities:
Capital expenditures	—	(29,538)	(14,967)	—	(44,505)
Payments for acquisitions, net of cash acquired	—	—	(354)	—	(354)
(Increase) decrease to investment in affiliates	(359,772)	36,431	—	323,341	—
Net cash used in investing activities	(359,772)	6,893	(15,321)	323,341	(44,859)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(811,000)	—	—	—	(811,000)
Premium and fees paid on extinguishment of debt	(40,953)	—	—	—	(40,953)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,821)	—	—	—	(10,821)
Purchase of treasury stock	(109,997)	—	—	—	(109,997)
Proceeds from stock option exercises	1,217	—	—	—	1,217
Excess tax benefits from share-based compensation arrangements	764	—	—	—	764
Principal payments on capital lease obligations	—	(1,834)	(1,348)	—	(3,182)
Distributions to noncontrolling interest	—	—	(9,010)	—	(9,010)
Net cash provided by (used in) financing activities	9,640	(1,834)	(10,358)	—	(2,552)
Net increase (decrease) in cash and cash equivalents from operations	(2,719)	509,513	25,436	(153,049)	379,181
Effect of exchange rate changes on cash and cash equivalents	3,145	(153,049)	(15,883)	153,049	(12,738)
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$860	$504,724	$177,180	$—	$682,764

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share amounts)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$287,714	$171,707	$344,993	$(503,441)	$300,973
Cash flows from investing activities:
Capital expenditures	(9)	(31,276)	(17,525)	—	(48,810)
Payments for acquisitions, net of cash acquired	—	—	(6,545)	—	(6,545)
Acquisition of investments	—	—	(24,250)	—	(24,250)
(Increase) decrease to investment in affiliates	(152,175)	2,238	(284,160)	434,097	—
Net cash used in investing activities	(152,184)	(29,038)	(332,480)	434,097	(79,605)
Cash flows from financing activities:
Principal payments on long-term debt	(55,500)	—	—	—	(55,500)
Payment of promissory note	—	—	(40,000)		(40,000)
Deemed repurchases of restricted stock/units	(14,454)	—	—	—	(14,454)
Proceeds from stock option exercises	1,183	—	—	—	1,183
Excess tax benefits from share-based compensation arrangements	4,297	—	—	—	4,297
Principal payments on capital lease obligations	—	(1,635)	(757)	—	(2,392)
Distributions to noncontrolling interest	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling interest	—	—	1,354	—	1,354
Net cash used in financing activities	(64,474)	(1,635)	(42,557)	—	(108,666)
Net increase (decrease) in cash and cash equivalents from operations	71,056	141,034	(30,044)	(69,344)	112,702
Effect of exchange rate changes on cash and cash equivalents	(72,152)	(69,344)	65,638	69,344	(6,514)
Cash and cash equivalents at beginning of period	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of period	$485	$155,366	$151,704	$—	$307,555
Note 18. Subsequent Events
On October 14, 2016 (the “Closing Date”), the Company, through a wholly owned subsidiary, Digital Entertainment Holdings LLC, entered into an agreement with RLJ Entertainment, Inc. (“RLJE”) pursuant to which the Company provided $65 million of term loans to RLJE. On the Closing Date, the Company also received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share. The warrants, if fully exercised, would provide the Company with at least 50.1% of the RLJE common stock then outstanding on a fully diluted basis.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2016, as well as an analysis of our cash flows for the nine months ended September 30, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2016 as compared to December 31, 2015.
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

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (“AOI”), defined below, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net
National Networks	$525,713	$521,640	$1,696,982	$1,573,096
International and Other	114,020	114,103	341,348	333,341
Inter-segment eliminations	(5,087)	(3,578)	(12,273)	(4,452)
Consolidated revenues, net	$634,646	$632,165	$2,026,057	$1,901,985
Operating income (loss)
National Networks	$139,148	$173,098	$594,969	$581,165
International and Other	(16,668)	(11,089)	(33,071)	(30,022)
Inter-segment eliminations	(5,343)	(2,741)	(8,070)	(2,294)
Consolidated operating income	$117,137	$159,268	$553,828	$548,849
AOI
National Networks	$162,503	$186,574	$649,782	$622,385
International and Other	10,953	6,749	24,118	21,038
Inter-segment eliminations	(5,343)	(2,741)	(8,070)	(2,294)
Consolidated AOI	$168,113	$190,582	$665,830	$641,129
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, and restructuring expense or credit. We renamed this non-GAAP performance measure to adjusted operating income (“AOI”), formerly referred to as adjusted operating cash flow (“AOCF”). Other than the title, there is no change to the definition of this non-GAAP measure.
We believe that AOI is an appropriate measure for evaluating the operating performance on both an operating segment and consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in the industry.
Internally, we use revenues, net and AOI measures as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. AOI should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income	$117,137	$159,268	$553,828	$548,849
Share-based compensation expense	9,382	7,821	28,869	23,910
Restructuring expense	19,312	2,631	19,666	5,941
Depreciation and amortization	22,282	20,862	63,467	62,429
AOI	$168,113	$190,582	$665,830	$641,129
National Networks
In our National Networks segment, which accounted for 84% of our consolidated revenues for the nine months ended September 30, 2016, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $19,350 and $12,087 were recorded for the three months ended September 30, 2016 and 2015, respectively. Program rights write-offs of $20,430 and $25,667 were recorded for the nine months ended September 30, 2016 and 2015, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International and IFC Films.
In our International and Other segment, which accounted for 16% of our consolidated revenues for the nine months ended September 30, 2016, we earn revenue principally from the international distribution of programming and to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per subscriber fee or a fixed contractual monthly fee, under affiliation agreements, which may provide for annual rate increases. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution, and various developing on-line content distribution initiatives.
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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$634,646	100.0%	$632,165	100.0%	$2,481	0.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	338,799	53.4	293,096	46.4	45,703	15.6
Selling, general and administrative	137,116	21.6	156,308	24.7	(19,192)	(12.3)
Restructuring expense	19,312	3.0	2,631	0.4	16,681	634.0
Depreciation and amortization	22,282	3.5	20,862	3.3	1,420	6.8
Total operating expenses	517,509	81.5	472,897	74.8	44,612	9.4
Operating income	117,137	18.5	159,268	25.2	(42,131)	(26.5)
Other income (expense):
Interest expense, net	(29,204)	(4.6)	(31,370)	(5.0)	2,166	(6.9)
Loss on extinguishment of debt	(2,295)	(0.4)	—	—	(2,295)	n/m
Miscellaneous, net	2,988	0.5	(7,640)	(1.2)	10,628	(139.1)
Total other income (expense)	(28,511)	(4.5)	(39,010)	(6.2)	10,499	(26.9)
Net income from operations before income taxes	88,626	14.0	120,258	19.0	(31,632)	(26.3)
Income tax expense	(21,157)	(3.3)	(43,358)	(6.9)	22,201	(51.2)
Net income including noncontrolling interests	67,469	10.6	76,900	12.2	(9,431)	(12.3)
Net income attributable to noncontrolling interests	(2,076)	(0.3)	(4,130)	(0.7)	2,054	(49.7)
Net income attributable to AMC Networks’ stockholders	$65,393	10.3%	$72,770	11.5%	$(7,377)	(10.1)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$525,713	100.0%	$521,640	100.0%	$4,073	0.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	267,570	50.9	223,521	42.8	44,049	19.7
Selling, general and administrative	102,852	19.6	117,584	22.5	(14,732)	(12.5)
Restructuring expense	8,103	1.5	100	—	8,003	n/m
Depreciation and amortization	8,040	1.5	7,337	1.4	703	9.6
Operating income	$139,148	26.5%	$173,098	33.2%	$(33,950)	(19.6)%
Share-based compensation expense	7,212	1.4	6,039	1.2	1,173	19.4
Restructuring expense	8,103	1.5	100	—	8,003	n/m
Depreciation and amortization	8,040	1.5	7,337	1.4	703	9.6
AOI	$162,503	30.9%	$186,574	35.8%	$(24,071)	(12.9)%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$114,020	100.0%	$114,103	100.0%	$(83)	(0.1)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	70,969	62.2	70,400	61.7	569	0.8
Selling, general and administrative	34,268	30.1	38,736	33.9	(4,468)	(11.5)
Restructuring expense	11,209	9.8	2,531	2.2	8,678	342.9
Depreciation and amortization	14,242	12.5	13,525	11.9	717	5.3
Operating loss	$(16,668)	(14.6)%	$(11,089)	(9.7)%	$(5,579)	50.3%
Share-based compensation expense	2,170	1.9	1,782	1.6	388	21.8
Restructuring expense	11,209	9.8	2,531	2.2	8,678	342.9
Depreciation and amortization	14,242	12.5	13,525	11.9	717	5.3
AOI	$10,953	9.6%	$6,749	5.9%	$4,204	62.3%

Revenues, net
Revenues, net increased $2,481 to $634,646 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The net change by segment was as follows:

	Three Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$525,713	82.8%	$521,640	82.5%	$4,073	0.8%
International and Other	114,020	18.0	114,103	18.0	(83)	(0.1)
Inter-segment eliminations	(5,087)	(0.8)	(3,578)	(0.6)	(1,509)	42.2
Consolidated revenues, net	$634,646	100.0%	$632,165	100.0%	$2,481	0.4%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$189,300	36.0%	$210,194	40.3%	$(20,894)	(9.9)%
Distribution	336,413	64.0	311,446	59.7	24,967	8.0
	$525,713	100.0%	$521,640	100.0%	$4,073	0.8%

•
The decrease of $20,894 in advertising revenues was driven primarily by a decrease at AMC due to lower ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $24,967 driven by an increase of $20,150 primarily from licensing revenues derived from our original programming, principally at AMC. In addition, affiliation fee revenues increased due to rate increases, principally at AMC. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$21,424	18.8%	$20,645	18.1%	$779	3.8%
Distribution	92,596	81.2	93,458	81.9	(862)	(0.9)
	$114,020	100.0%	$114,103	100.0%	$(83)	(0.1)%
The increase in advertising revenues was principally due to increased demand for programming at AMCNI by advertisers, partially offset by the unfavorable impact of foreign currency translation of approximately $2,700. The decrease in distribution revenues principally resulted from a decrease at IFC Films of $3,055 due to the strong performance of Boyhood in 2015, partially offset by an increase of $1,512 at AMCNI due to expanded distribution in certain territories and an increase of $725 from our developing on-line content distribution business. The unfavorable impact of foreign currency translation at AMCNI on distribution revenue was approximately $2,500.
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

Technical and operating expense (excluding depreciation and amortization) increased $45,703 to $338,799 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The net change by segment was as follows:

	Three Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$267,570	$223,521	$44,049	19.7%
International and Other	70,969	70,400	569	0.8
Inter-segment eliminations	260	(825)	1,085	(131.5)
Total	$338,799	$293,096	$45,703	15.6%
Percentage of revenues, net	53.4%	46.4%
National Networks
The increase in the National Networks segment was attributable to an increase of $52,643 in program rights amortization expense, partially offset by a decrease of $8,594 for other direct programming related costs. The increase in program rights amortization expense was due to an increased investment in original programming. Program rights amortization expense included write-offs of $19,350 for the three months ended September 30, 2016 based on management’s assessment of programming usefulness of certain scripted series primarily at AMC and BBC AMERICA. Program rights amortization expense for the three months ended September 30, 2015 included write-offs of $12,087 of certain scripted series at SundanceTV and an unscripted series at WE tv based on management’s assessment of programming usefulness.
International and Other
The increase in the International and Other segment was primarily due to an increase of $3,022 in programming rights amortization expense at AMCNI due to an increased investment in original programming, offset by a decrease of $2,412 at IFC Films from lower participation and residuals expense related to the success of Boyhood in 2015. Foreign currency translation had a favorable impact on the change in technical and operating expense of approximately $3,500.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense decreased $19,192 to $137,116 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The net change by segment was as follows:

	Three Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$102,852	$117,584	$(14,732)	(12.5)%
International and Other	34,268	38,736	(4,468)	(11.5)
Inter-segment eliminations	(4)	(12)	8	(66.7)
Total	$137,116	$156,308	$(19,192)	(12.3)%
Percentage of revenues, net	21.6%	24.7%
National Networks
The decrease of $14,732 in selling, general and administrative expense in the National Networks segment was driven by a decrease in marketing expenses of $6,655 related to the timing of promotion of original programming, a decrease in direct sales related expense of $3,049 and a net decrease in long-term incentive compensation expense of $6,973.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The decrease of $4,468 in selling, general and administrative expense in the International and Other segment was primarily driven by a decrease of $2,437 at AMCNI and $2,057 at IFC Films. In addition, selling, general and administrative expense decreased due to a net decrease in long-term incentive compensation expense of $1,541. Foreign currency translation had a favorable impact on the change in selling, general and administrative expense of approximately $2,600.

Restructuring expense
During the three months ended September 30, 2016, the Company launched a restructuring initiative that involved modifications to the organizational structure of the Company and is expected to result in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. Additional charges relating to this restructuring initiative may be incurred in future periods.
Restructuring expense was $19,312 for the three months ended September 30, 2016, of which $8,103 and $11,209 was incurred at the National Networks segment and the International and Other segment, which includes corporate headquarters, respectively. Restructuring expense represents severance charges incurred related to employee terminations primarily associated with the voluntary buyout program.
The restructuring expense of $2,631 for the three months ended September 30, 2015 was primarily incurred at the International and Other segment related to the elimination of distribution in certain territories and severance charges incurred related to the elimination of certain positions.
Depreciation and amortization
Depreciation and amortization expense increased $1,420 to $22,282 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The net change by segment was as follows:

	Three Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$8,040	$7,337	$703	9.6%
International and Other	14,242	13,525	717	5.3
	$22,282	$20,862	$1,420	6.8%
The increase in depreciation and amortization expense at both the National Networks and International and Other segments was attributable to an increase in depreciation expense of $2,538 related to property and equipment additions, partially offset by a decrease in amortization expense at International and Other due to the write-off in 2015 of certain identifiable intangible assets associated with certain channel closures.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
	2016	2015	$ change	% change
Operating income	$117,137	$159,268	$(42,131)	(26.5)%
Share-based compensation expense	9,382	7,821	1,561	20.0
Restructuring expense	19,312	2,631	16,681	634.0
Depreciation and amortization	22,282	20,862	1,420	6.8
Consolidated AOI	$168,113	$190,582	$(22,469)	(11.8)%
AOI decreased $22,469 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The net change by segment was as follows:

	Three Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$162,503	$186,574	$(24,071)	(12.9)%
International and Other	10,953	6,749	4,204	62.3
Inter-segment eliminations	(5,343)	(2,741)	(2,602)	94.9
AOI	$168,113	$190,582	$(22,469)	(11.8)%
National Networks AOI decreased as a result of higher technical and operating expenses of $44,049 resulting primarily from an increase in amortization expense, partially offset by a decrease in selling, general and administrative expense of $15,905 and an increase in revenue of $4,073. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.

International and Other AOI increased $4,204 principally due to a decrease in selling, general and administrative expense of $4,856. Foreign currency translation had a favorable impact to the change in AOI of approximately $800.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three months ended September 30, 2016 of $2,295 represents fees incurred in connection with the redemption of the remaining $45,551 of the 7.75% Notes outstanding on July 15, 2016. This includes $1,765 related to the excess of the redemption price, premium paid and related fees, as well as unamortized issuance discount related to the 7.75% Notes of $530. See further discussion under the heading “Debt Financing Agreements” below.
Miscellaneous, net
The decrease in miscellaneous, net of $10,628 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily the result of net foreign currency transaction gains of $2,621 for the three months ended September 30, 2016 as compared to net foreign currency transaction losses of $10,575 in the prior comparable period. These net foreign currency gains and losses are principally the result of the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily due to intercompany loans. In addition, gains on derivative contracts decreased $1,435 as compared to the prior comparable period.
Income tax expense
For the three months ended September 30, 2016, income tax expense was $21,157 representing an effective tax rate of 24%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $788, tax benefit of $3,443 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $6,651 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $2,784 and tax expense of $2,320 resulting from an increase in the valuation allowances for foreign and local taxes for the three months ended September 30, 2016. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
For the three months ended September 30, 2015, income tax expense was $43,358 representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $2,775, tax benefit of $409 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $4,332 and tax expense of $3,261 resulting from an increase in the valuation allowances for foreign and local taxes for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,026,057	100.0%	$1,901,985	100.0%	$124,072	6.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	915,336	45.2	814,999	42.8	100,337	12.3
Selling, general and administrative	473,760	23.4	469,767	24.7	3,993	0.8
Restructuring expense	19,666	1.0	5,941	0.3	13,725	231.0
Depreciation and amortization	63,467	3.1	62,429	3.3	1,038	1.7
Total operating expenses	1,472,229	72.7	1,353,136	71.1	119,093	8.8
Operating income	553,828	27.3	548,849	28.9	4,979	0.9
Other income (expense):
Interest expense, net	(90,566)	(4.5)	(95,736)	(5.0)	5,170	(5.4)
Loss on extinguishment of debt	(50,638)	(2.5)	—	—	(50,638)	n/m
Miscellaneous, net	(22,610)	(1.1)	(6,486)	(0.3)	(16,124)	248.6
Total other income (expense)	(163,814)	(8.1)	(102,222)	(5.4)	(61,592)	60.3
Net income from operations before income taxes	390,014	19.2	446,627	23.5	(56,613)	(12.7)
Income tax expense	(119,090)	(5.9)	(155,609)	(8.2)	36,519	(23.5)
Net income including noncontrolling interests	270,924	13.4	291,018	15.3	(20,094)	(6.9)
Net income attributable to noncontrolling interests	(14,908)	(0.7)	(14,319)	(0.8)	(589)	4.1
Net income attributable to AMC Networks’ stockholders	$256,016	12.6%	$276,699	14.5%	$(20,683)	(7.5)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,696,982	100.0%	$1,573,096	100.0%	$123,886	7.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	713,826	42.1	612,633	38.9	101,193	16.5
Selling, general and administrative	355,955	21.0	356,570	22.7	(615)	(0.2)
Restructuring expense	8,170	0.5	817	0.1	7,353	n/m
Depreciation and amortization	24,062	1.4	21,911	1.4	2,151	9.8
Operating income	$594,969	35.1%	$581,165	36.9%	$13,804	2.4%
Share-based compensation expense	22,581	1.3	18,492	1.2	4,089	22.1
Restructuring expense	8,170	0.5	817	0.1	7,353	n/m
Depreciation and amortization	24,062	1.4	21,911	1.4	2,151	9.8
AOI	$649,782	38.3%	$622,385	39.6%	$27,397	4.4%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$341,348	100.0%	$333,341	100.0%	$8,007	2.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	205,700	60.3	204,495	61.3	1,205	0.6
Selling, general and administrative	117,818	34.5	113,226	34.0	4,592	4.1
Restructuring expense	11,496	3.4	5,124	1.5	6,372	124.4
Depreciation and amortization	39,405	11.5	40,518	12.2	(1,113)	(2.7)
Operating loss	$(33,071)	(9.7)%	$(30,022)	(9.0)%	$(3,049)	10.2%
Share-based compensation expense	6,288	1.8	5,418	1.6	870	16.1
Restructuring expense	11,496	3.4	5,124	1.5	6,372	124.4
Depreciation and amortization	39,405	11.5	40,518	12.2	(1,113)	(2.7)
AOI	$24,118	7.1%	$21,038	6.3%	$3,080	14.6%

Revenues, net
Revenues, net increased $124,072 to $2,026,057 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The net change by segment was as follows:

	Nine Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$1,696,982	83.8%	$1,573,096	82.7%	$123,886	7.9%
International and Other	341,348	16.8	333,341	17.5	8,007	2.4
Inter-segment eliminations	(12,273)	(0.6)	(4,452)	(0.2)	(7,821)	175.7
Consolidated revenues, net	$2,026,057	100.0%	$1,901,985	100.0%	$124,072	6.5%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$692,483	40.8%	$656,345	41.7%	$36,138	5.5%
Distribution	1,004,499	59.2	916,751	58.3	87,748	9.6
	$1,696,982	100.0%	$1,573,096	100.0%	$123,886	7.9%

•
The increase of $36,138 in advertising revenues was driven by an increase across substantially all of our national networks due to increased demand by advertisers and higher pricing driven by original programming series and series premieres. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $87,748 due to an increase of $62,133 principally from licensing and digital distribution revenues derived from our original programming, principally at AMC. In addition, affiliation fee revenues increased due to rate increases, primarily at AMC, as compared to the same period in 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$69,837	20.5%	$61,226	18.4%	$8,611	14.1%
Distribution	271,511	79.5	272,115	81.6	(604)	(0.2)
	$341,348	100.0%	$333,341	100.0%	$8,007	2.4%
The increase in advertising revenues was principally due to inclusion of revenues from an acquisition at the end of 2015 as well as increased demand for our programming at AMCNI by advertisers, partially offset by the unfavorable impact of foreign currency translation of approximately $5,000. The decrease in distribution revenues was primarily driven by a decrease at IFC Films of $8,363 due to the strong performance of Boyhood in 2015, partially offset by the increase at AMCNI of $5,939 due to expanded distribution and an increase of $1,878 from our developing on-line content distribution business. The unfavorable impact of foreign currency translation at AMCNI on distribution revenue was approximately $7,700.
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

Technical and operating expense (excluding depreciation and amortization) increased $100,337 to $915,336 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The net change by segment was as follows:

	Nine Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$713,826	$612,633	$101,193	16.5%
International and Other	205,700	204,495	1,205	0.6
Inter-segment eliminations	(4,190)	(2,129)	(2,061)	96.8
Total	$915,336	$814,999	$100,337	12.3%
Percentage of revenues, net	45.2%	42.8%
National Networks
The increase in the National Networks segment was attributable to an increase of $79,654 in program rights amortization expense and an increase of $21,539 for other direct programming related costs. The increase in program rights amortization expense is due to an increased investment in original programming. Program rights amortization expense included write-offs of $20,430 for the nine months ended September 30, 2016 based on management’s assessment of programming usefulness of certain scripted series primarily at AMC and BBC AMERICA. Program rights amortization expense for the nine months ended September 30, 2015 included write-offs of $25,667 of certain scripted series at SundanceTV, unscripted series WE tv and pilot costs at AMC based on management’s assessment of programming usefulness.
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
International and Other
The increase in the International and Other segment was primarily due to an increase of $7,617 at AMCNI in program rights amortization expense due the increased investment in original programming, partially offset by a decrease in other direct programming related costs of $2,678 at AMCNI. The International and Other segment also included an increase of $1,842 related to increased investment at our on-line content distribution business, offset by a decrease of $5,485 at IFC Films principally driven by a decrease in participation and residuals expense related to the success of Boyhood in 2015. Foreign currency translation had a favorable impact on the change in technical and operating expense of approximately $7,800.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $3,993 to $473,760 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The net change by segment was as follows:

	Nine Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$355,955	$356,570	$(615)	(0.2)%
International and Other	117,818	113,226	4,592	4.1
Inter-segment eliminations	(13)	(29)	16	(55.2)
Total	$473,760	$469,767	$3,993	0.8%
Percentage of revenues, net	23.4%	24.7%
National Networks
Selling, general and administrative expense in the National Networks segment remained relatively unchanged as increases in advertising sales and marketing expenses of $7,105 were offset by a net decrease in long-term incentive compensation expense of $8,135.

There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment increased due to increases at AMCNI of $10,686 principally related to employee and employee related costs of $4,113, advertising costs of $1,995 and rent expense of $1,524, an increase of $5,324 at our on-line content distribution business principally due to increased subscriber acquisition costs. These increases were partially offset by a decrease at IFC Films of $9,892 due to increased marketing expense due to the promotion of certain films in 2015 and a net decrease in long-term incentive compensation expense of $2,082. Foreign currency translation had a favorable impact on the change in selling, general and administrative expense of approximately $5,400.
Restructuring expense
Restructuring expense of $19,666 for the nine months ended September 30, 2016 was due to $8,170 in the National Networks segment and $11,496 in the International and Other segment, which includes corporate headquarters related charges. The Company launched a restructuring initiative that involved modifications to the organizational structure of the Company and is expected to result in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. Additional charges relating to this restructuring initiative may be incurred in future periods.
Restructuring expense of $5,941 for the nine months ended September 30, 2015 was due to $817 in the National Networks segment and $5,124 in the International and Other segment, which includes corporate headquarters related charges. Restructuring expense in the National Networks segment primarily represented severance charges incurred related to employee terminations associated with the elimination of certain positions. Restructuring expense at the International and Other segment represented costs related to the termination of distribution in certain territories and severance charges incurred related the elimination of certain positions across the Company.
Depreciation and amortization
Depreciation and amortization expense increased $1,038 to $63,467 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The net change by segment was as follows:

	Nine Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$24,062	$21,911	$2,151	9.8%
International and Other	39,405	40,518	(1,113)	(2.7)
	$63,467	$62,429	$1,038	1.7%
The increase in depreciation and amortization expense in the National Networks segment was primarily attributable to an increase in depreciation expense due to property and equipment additions. The decrease in depreciation and amortization expense in the International and Other segment was primarily attributable due to a decrease in amortization of $3,165 resulting from the write-off recorded in 2015 of certain identifiable intangible assets associated with certain channel closures, partially offset by an increase in depreciation expense of $2,052 due to property and equipment additions.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
	2016	2015	$ change	% change
Operating income	$553,828	$548,849	$4,979	0.9%
Share-based compensation expense	28,869	23,910	4,959	20.7
Restructuring expense	19,666	5,941	13,725	231.0
Depreciation and amortization	63,467	62,429	1,038	1.7
Consolidated AOI	$665,830	$641,129	$24,701	3.9%

AOI increased $24,701 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The net change by segment was as follows:

	Nine Months Ended September 30,
	2016	2015	$ change	% change
National Networks	$649,782	$622,385	$27,397	4.4%
International and Other	24,118	21,038	3,080	14.6
Inter-segment eliminations	(8,070)	(2,294)	(5,776)	251.8
AOI	$665,830	$641,129	$24,701	3.9%
National Networks AOI increased principally due to an increase in revenues, net of $123,886, partially offset by an increase in technical and operating expenses of $101,193 resulting from an increase in program rights expense and other direct programming costs. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
International and Other AOI increased due to an increase in revenue of $8,007, offset by an increase in selling, general and administrative expenses of $3,722 and an increase in technical and operating expense of $1,205.
Loss on extinguishment of debt
The loss on extinguishment of debt for the nine months ended September 30, 2016 of $50,638 represents $40,953 of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8,715 and unamortized deferred financing costs of $970. See further discussion under the heading “Debt Financing Agreements” below.
Miscellaneous, net
The increase in miscellaneous, net of $16,124 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily the result of a net increase in foreign currency transaction losses of $17,605 from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans, partially offset by an increase in the gains on derivative contracts of $2,276.
Income tax expense
For the nine months ended September 30, 2016, income tax expense was $119,090 representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 35% due primarily to state and local income tax expense of $6,123, tax benefit of $12,364 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $3,939 relating to uncertain tax positions (including accrued interest), tax benefit from the domestic production activities deduction of $12,519 and tax expense of $7,021 resulting from an increase in the valuation allowances for foreign and local taxes for the nine months ended September 30, 2016. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
For the nine months ended September 30, 2015, income tax expense was $155,609 representing an effective tax rate of 35%. The items resulting in variances from the federal statutory rate of 35% primarily consist of state and local income tax expense of $9,335, tax benefit of $6,610 from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $14,515 and tax expense of $10,049 resulting from an increase in the valuation allowances for foreign and local taxes for the nine months ended September 30, 2015.
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
In connection with the Shelf Registration, on March 30, 2016, we issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). We used a portion of the net proceeds of this offering to make a cash tender (“Tender Offer”) for our outstanding 7.75% senior notes due 2021 (the “7.75% Notes”) at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, we purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. As of September 30, 2016, none of the 7.75% Notes remain outstanding. See “Debt Financing Agreements” below.
On March 4, 2016, our Board of Directors authorized a program to repurchase up to $500,000 of our outstanding shares of common stock (the “2016 Stock Repurchase Program”). Through October 31, 2016, we have repurchased 2,256,138 shares of our Class A common stock for $124,997.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, repurchases of outstanding debt and common stock and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2016. The current portion of long term debt is $203,500 which consists of required principal payments on our Term Loan A facility over the next twelve months.
As of September 30, 2016, our consolidated cash and cash equivalents includes amounts with a value of approximately $91,196 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $75,000 as of September 30, 2016. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
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
The revolving credit facility was not drawn upon at September 30, 2016. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2016.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the nine months ended September 30:

	2016	2015
Cash provided by operating activities	$426,592	$300,973
Cash used in investing activities	(44,859)	(79,605)
Cash used in financing activities	(2,552)	(108,666)
Net increase in cash and cash equivalents	379,181	112,702
Operating Activities
Net cash provided by operating activities amounted to $426,592 for the nine months ended September 30, 2016 as compared to $300,973 for the nine months ended September 30, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 primarily resulted from $1,085,392 of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of

$687,888 and an increase in prepaid expenses and other assets of $43,344. Additionally, net cash provided by operating activities increased due to a decrease in accounts receivable, trade of $32,747 primarily related to timing of cash receipts and an increase in deferred revenue of $30,726 primarily related to advertising arrangements and an increase in taxes payable of $10,414.
Net cash provided by operating activities amounted to $300,973 for the nine months ended September 30, 2015 primarily resulted from $914,748 of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $616,047. Additionally, net cash provided by operating activities increased due to an increase in accounts payable, accrued expenses and other liabilities of $26,985 primarily related to timing of cash payments, an increase in taxes payable of $16,107, an increase in deferred revenue of $15,446 primarily related to advertising arrangements and a decrease in accounts receivable, trade of $6,155 primarily related to timing of cash receipts. Decreases to operating cash flows consisted of an increase in prepaid expenses and other assets of $43,665 primarily related to long-term receivables and payments related to deferred carriage fees, net of $18,825.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $44,859 and $79,605, respectively. Capital expenditures were $44,505 and $48,810 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2015, net cash used in investing activities also included the payment for the acquisition of a small international channel, net of cash acquired of $6,545 and purchases of investments of $24,250.
Financing Activities
Net cash used in financing activities amounted to $2,552 for the nine months ended September 30, 2016 as compared to $108,666 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, financing activities primarily consisted of cash provided by the issuance of $1,000,000 of 5.00% Notes, net of an issuance discount of $17,500, offset by principal payments on long term debt of $811,000 which included the repayment of $700,000 of the Company’s 7.75% Notes pursuant to the Tender Offer and the subsequent redemption of the remaining 7.75% Notes on July 15, 2016, as well as scheduled repayments of principal on the Company’s Term A loan facility of $111,000. In addition, net cash used in financing activities includes purchases of treasury stock of $109,997 under our 2016 Stock Repurchase Program, premium payments and fees for the Tender Offer and redemption of the 7.75% Notes of $40,953, taxes paid in lieu of shares issued for equity-based compensation of $10,821 and distributions to a noncontrolling member of $9,010 and principal payments on capital lease obligations of $3,182.
For the nine months ended September 30, 2015, financing activities consisted of the repayment of the $40,000 promissory note issued in connection with the acquisition of New Video, principal payments on long-term debt of $55,500, taxes paid in lieu of shares issued for equity-based compensation of $14,454, distributions to a noncontrolling member of $3,154 and principal payments on capital leases of $2,392, partially offset by the excess tax benefits from share-based compensation arrangements of$4,297, contributions from noncontrolling interests of $1,354 and proceeds from stock option exercises of $1,183.
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
The Company accepted for payment all 7.75% Notes validly tendered prior to the Expiration Date pursuant to the Tender Offer. Such tendering holders received the purchase price in the amount of $1,058.57 for each $1,000 principal amount of 7.75% Notes tendered, plus accrued and unpaid interest to, but not including, the Expiration Date.
On June 9, 2016, the Company gave notice to the remaining holders of its 7.75% Notes of its intent to redeem all outstanding 7.75% Notes on July 15, 2016, (the “Redemption Date”) and on July 15, 2016, the Company redeemed the remaining $45,551 of the 7.75% notes then outstanding at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon to the Redemption Date). As of September 30, 2016, none of the 7.75% Notes remain outstanding.
In connection with the Tender Offer in March 2016 and subsequent redemption of the remaining 7.75% notes in July 2016, the Company recorded a loss on extinguishment of debt of $50,638 for the nine months ended September 30, 2016 which includes $40,953 related to the excess of the redemption price, premium paid and related fees, and the write-off of unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,715 and $970, respectively.
Contractual Obligations
As of September 30, 2016, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $168,458 to $1,347,605 as compared to $1,516,063 at December 31, 2015. The decrease relates primarily to program rights obligations.
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
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2016, the fair value of our fixed rate debt of $1,619,250 was more than its carrying value of $1,573,285 by $45,965. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2016 would increase the estimated fair value of our fixed rate debt by approximately $73,128 to approximately $1,692,378.
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
As of September 30, 2016, we had $2,853,918 of debt outstanding (excluding capital leases), of which $1,280,633 is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2016, we had interest rate swap contracts outstanding with notional amounts aggregating $300,000. The aggregate fair value of interest rate swap contracts at September 30, 2016 was a net liability of $1,130. As a result of these transactions, the interest rate paid on approximately 66% of the Company’s debt (excluding capital leases) as of September 30, 2016 is effectively fixed (55% being fixed rate obligations and 11% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $538 of cumulative unrealized losses, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At September 30, 2016, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2016 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $26,571 of foreign currency transaction losses, net for the nine months ended September 30, 2016. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, indicating that the parties have completed fact and expert discovery. The parties are now briefing summary judgment motions, which papers, according to a stipulated schedule, will be fully submitted to the Court in early January 2017. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to various lawsuits and claims in the ordinary course of business, including the matter described above. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company’s results of operations in any particular subsequent reporting period could be material, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended September 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	470,888	$56.85	470,888	$425,002,893
August 1, 2016 to August 31, 2016	—	$—	—	$425,002,893
September 1, 2016 to September 30, 2016	667,308	$52.45	667,308	$390,002,930
Total	1,138,196	$54.27	1,138,196	$390,002,930

Item 6.	Exhibits.

(a)	Index to Exhibits.

10.1	Shared Executive Space Cost Sharing Arrangement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 3, 2016	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer