Form 10-K
period 2016-12-31
AMC Networks Inc.
filed 2017-02-24
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.6 billion.
The number of shares of common stock outstanding as of February 17, 2017:

Class A Common Stock par value $0.01 per share	56,254,726
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K there are statements concerning our future operating results and future financial performance. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•    the level of our revenues;
•    market demand for our programming networks and our programming;
•    demand for advertising inventory and our ability to deliver guaranteed viewer ratings;
•    the highly competitive nature of the cable, telecommunications and digital programming industries;

•	our ability to maintain and renew distribution or affiliation agreements with multichannel video programming distributors;

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

Part I
Item 1. Business.
General
AMC Networks Inc. is a Delaware corporation with its principal executive offices located at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its majority owned or controlled subsidiaries. Unless the context otherwise requires, all references to “we,” “our,” “us,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its subsidiaries. “AMC Networks Inc.” refers to AMC Networks Inc. individually as a separate entity. Our telephone number is (212) 324-8500. Our corporate website is http://www.amcnetworks.com and the investor relations section of our website is located at http://investor.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this Annual Report on Form 10-K (this “Annual Report”) are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”). On June 30, 2011, Cablevision spun off the Company (the “Distribution”), and AMC Networks Inc. became an independent public company. In connection with the Distribution, Cablevision contributed all of the membership interests of Rainbow Media Holdings LLC (“RMH”) to the Company. RMH owned, directly or indirectly, the businesses included in Cablevision’s Rainbow Media segment. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family-related entities (collectively the “Dolan Family”). On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change of control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Altice USA is not a related party of AMC Networks Inc.
Our Company
AMC Networks operates several of the most recognized brands in television, delivering high quality content to audiences and a valuable platform to distributors and advertisers. We have operated in the cable programming industry for more than 30 years, and, over this time, we have continually enhanced the value of our network portfolio. Our programming networks are well known and well regarded by our key constituents — our viewers, distributors and advertisers — and have developed strong followings within their respective targeted demographics, increasing their value to distributors and advertisers.
In the United States (“U.S.”), our programming channels are AMC, WE tv, BBC AMERICA (operated through a joint venture with BBC Worldwide Americas, Inc.), IFC and SundanceTV. Each of our programming channels have established themselves within their respective markets. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards and other honors lend us a high degree of credibility with distributors and content producers, and help provide us with stable affiliate and studio relationships, advantageous channel placements, heightened viewer engagement and demand for our owned programming for distribution on platforms other than our own. Our channels are also distributed through emerging virtual multi-channel video programming distributors. We produce some of our own original programming. Our ability to produce owned high quality content has provided us with the opportunity to distribute such content on platforms other than our domestic networks. We have principally licensed content for linear distribution internationally, digital distribution, home video and syndication.
Internationally, we deliver programming that reaches subscribers in more than 140 countries and territories, including countries and territories in Europe, Latin America, the Middle East and parts of Asia and Africa. The global division of the Company, AMC Networks International (“AMCNI”) consists of global brands, including AMC and Sundance Channel, in the movie and entertainment programming genres, as well as popular, locally recognized channels in various other programming genres.
Our Strategy
Our strategy is to maintain and improve our position as a leading programming and entertainment company by owning and operating some of the most popular and award-winning brands in cable television that create engagement with audiences globally across multiple media and distribution platforms. The key focuses of our strategy are:
Continued Development of High-Quality Original Programming. We intend to continue developing strong original programming across all of our programming networks to further enhance our brands, strengthen our relationships with our viewers, distributors and advertisers, and increase distribution and audience ratings. We intend to continue to seek increased distribution of our national networks to grow affiliate and advertising revenues. We believe that our continued investment in original programming supports future growth in distribution and advertising revenue. We also intend to continue to expand the exploitation of our original programming across multiple media and distribution platforms.
Increased Global Distribution. We are expanding the distribution of our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and Sundance Channel in Europe (in 2010). In 2014, AMC was launched internationally and is now available in over 115 countries, replacing the MGM channel in most territories. Additionally, Sundance Channel has expanded its distribution to over 70 countries. One or more of AMC Networks International's channels are available in 140 countries worldwide.
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
Increased Control of Content. We believe that control (including long-term contract arrangements) and ownership of content is important, and we intend to increase our control position over our programming content. We currently control, own or have long-term license agreements covering significant portions of our content across our programming networks as well as in our independent film distribution business operated by IFC Films. We intend to continue to focus on obtaining the broadest possible control rights (both as to territory and platforms) for our content.
Exploitation of Other Media Platforms. The technological landscape surrounding the distribution of entertainment content has expanded to include other digital platforms. We distribute our content across many of these platforms, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video on demand platforms, all of which permit subscribers to access programs at their convenience. We also make certain of our content available on third-party digital platforms such as Netflix, Hulu, Amazon Prime and iTunes. We own and operate two subscription based, digital video on demand services; SundanceNow, featuring independent film, TV shows, documentaries, and original series, and ShudderTM, dedicated to films in the horror, suspense and thriller genres.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include affiliation fees paid by distributors to carry our programming networks as well as revenue earned from the licensing of original programming for digital, foreign and home video distribution. In 2016, distribution revenues and advertising sales accounted for 61% and 39% of our consolidated revenues, net, respectively. For the year ended December 31, 2016, one customer, AT&T Inc., accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Affiliation Agreements. Our programming networks are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite (“DBS”) and platforms operated by telecommunications providers (collectively “distributors”) pursuant to affiliation agreements with the distributors. These agreements, which typically have durations of several years, require us to deliver programming that meets certain standards set forth in the agreement. We earn affiliation fees under these agreements, generally based upon the number of each distributor’s subscribers or, in some cases, based on a fixed contractual monthly fee. Our affiliation agreements also give us the right to sell a specific amount of advertising time on our programming networks. Our programming networks’ existing affiliation agreements expire at various dates through 2026.
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
Licensing Agreements: We sell rights to our owned original programming and related brands for distribution in a variety of forms including television markets worldwide, subscription video on demand (SVOD) services or digital platform providers, such as Netflix, Hulu, Amazon Prime and physical (DVD and Blu-ray) formats.

Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and are generally represented by third-party sales agents.
Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In most domestic advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time or the guarantee obligation contractually expires. In the U.S., most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.
Our programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance and entertainment industries.
Programming
We obtain programming through a combination of development, production and licensing; and we distribute programming directly to consumers in the U.S. and throughout the world through our programming networks, digital and other forms of distribution and theatrical release of our IFC Films acquired content. Our programming includes original programming that we control, either through outright ownership or through long-term licensing arrangements, as well as acquired programming that we license from studios and other rights holders. Since our founding in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry’s leading programming networks, with a focus on programming of film and original productions. Certain of our programming networks feature original programming that includes critically-acclaimed original scripted dramatic series.
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
Segments
We manage our business through the following two operating segments:

•
National Networks: Includes activities of our programming businesses, which include our five programming networks, distributed in the U.S. and Canada. These programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC and Sundance Channel in Canada. Our AMC Studios operations within the National Networks segment also sell rights worldwide to their owned original programming. The National

Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

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
National Networks
AMC
AMC is home to some of the most popular and acclaimed programs on television. Launched in 1984, AMC was the first basic cable network to win the Emmy® Award for Outstanding Drama Series with Mad Men in 2008, which went on to win four years in a row before Breaking Bad followed shortly thereafter by winning in 2013 and 2014. The network’s series The Walking Dead is the highest-rated series in cable history and the number one show on television among adults 18-49 for the last five years.
AMC’s other current original drama series include Better Call Saul, Fear the Walking Dead, Turn: Washington’s Spies, Humans, Into the Badlands, Preacher, and Halt and Catch Fire. AMC is also home to original shows like Talking Dead, The Making of The Mob, Comic Book Men, Ride with Norman Reedus and The American West. Upcoming original scripted dramas include The Son, starring Pierce Brosnan, The Terror, Lodge 49, Loaded and McMafia.
The network recently greenlit a new limited series, The Spy Who Came in from the Cold, an adaptation of the best-selling author John Le Carre’s novel. Another Le Carre bestseller, The Night Manager, which premiered in 2016, starring Hugh Laurie and Tom Hiddleston debuted to critical acclaim and was the most awarded television series at the 2017 Golden Globe Awards. AMC has also greenlit two new comic book and sci-fi documentary series: Heroes and Villains, which, helmed by The Walking Dead creator Robert Kirkman, explores the stories, people and events that have transformed the world of comic books; and James Cameron’s Story of Science Fiction, a documentary series from the acclaimed filmmaker behind many iconic sci-fi films.
AMC’s film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC Subscribers and Affiliation Agreements. As of December 31, 2016, AMC had affiliation agreements with all major U.S. distributors and reached approximately 91 million Nielsen subscribers.
Historical Subscribers—AMC

(in millions)	2016	2015	2014
Nielsen Subscribers (at year-end)	91.2	93.6	95.0
Change from Prior Year-end	(3)%	(1)%	(2)%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
WE tv
WE tv’s programming is fueled by personalities and relationships filled with purpose and passion. WE tv welcomes everyone and creates an inclusive experience across all platforms: on TV, online, on demand, and social media, embracing how today’s digitally-savvy, socially-engaged audiences connect through content, using it as a catalyst to drive conversation and build community. WE tv’s popular slate of fresh and modern unscripted original series includes the hit shows Braxton Family Values, Kendra on Top, Mary Mary, Marriage Boot Camp Reality Stars, and L.A. Hair, among others.
Additionally, WE tv’s programming includes series such as CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.
WE tv Subscribers and Affiliation Agreements. As of December 31, 2016, WE tv had affiliation agreements with all major U.S. distributors and reached approximately 86 million Nielsen subscribers.

Historical Subscribers—WE tv

(in millions)	2016	2015	2014
Nielsen Subscribers (at year-end)	85.9	86.5	85.4
Change from Prior Year-end	(1)%	1%	2%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
BBC AMERICA
Established in 1998, BBC AMERICA is a hub of innovative programming that has been the launch pad for talent including Ricky Gervais, Gordon Ramsay, and Graham Norton - all adopted as American pop culture icons. A joint venture between BBC Worldwide (the commercial arm of the BBC) and AMC Networks, BBC AMERICA has attracted both critical acclaim and major awards including Emmys®, Golden Globes® and Peabody Awards.
Upcoming original series include: the enduring science fiction phenomenon Doctor Who, starring Peter Capaldi; Class, a Doctor Who spinoff series from writer Patrick Ness; a new season of the long running franchise Top Gear, the most-watched unscripted show in the world, with host Matt LeBlanc; Broadchurch, starring Golden Globe winner Olivia Coleman and David Tennant; Dirk Gently’s Holistic Detective Agency, with Elijah Wood and Sam Barnett; and the fifth and final season of fan favorite Orphan Black, starring the Emmy Award-winning Tatiana Maslany.
In 2017, BBC AMERICA will also present Planet Earth II, an epic follow-up to the groundbreaking Planet Earth which debuted a decade ago. Narrated by Sir David Attenborough, Planet Earth II features filmmaking at the highest level, a remarkable television event and an inspiring celebration of the planet and its creatures.
BBC AMERICA Subscribers and Affiliation Agreements. As of December 31, 2016, BBC AMERICA had affiliation agreements with all major U.S. distributors and reached approximately 79 million Nielsen subscribers.
Historical Subscribers—BBC AMERICA

(in millions)	2016	2015	2014
Nielsen Subscribers (at year-end)	79.3	77.1	78.2
Change from Prior Year-end	3%	(1)%	(2)%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.
IFC
IFC is the home of offbeat, unexpected comedies that are in keeping with the network’s “Always On Slightly Off” brand, and which air alongside fan-favorite movies and comedic cult TV shows. In 2016, AMC Networks announced a minority ownership stake in leading comedy brand, Funny or Die, after a series of successful collaborations with IFC.
The network’s original content includes its flagship Emmy-nominated and Peabody Award-winning sketch comedy series, Portlandia, created by and starring Fred Armisen and Carrie Brownstein, and executive produced by Saturday Night Live's Lorne Michaels. Other IFC originals include: Documentary Now!, starring today’s top comedic talent Fred Armisen and Bill Hader and produced by Seth Myers; Stan Against Evil; and the upcoming Brockmire, a series born as a Funny or Die short, starring Hank Azaria and Amanda Peete.
IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.
IFC Subscribers and Affiliation Agreements. As of December 31, 2016, IFC had affiliation agreements with all major U.S. distributors and reached approximately 72 million Nielsen subscribers.
Historical Subscribers—IFC

(in millions)	2016	2015	2014
Nielsen Subscribers (at year-end)	72.4	71.2	73.7
Change from Prior Year-end	2%	(3)%	5%
Year-to-year changes in the Nielsen subscribers may be impacted by changes in the Nielsen sample.

SundanceTV
SundanceTV delivers on the spirit of founder Robert Redford’s mission to celebrate creativity by bringing viewers television as distinctive as the best independent films. Working with today’s most innovative talent, SundanceTV is attracting viewer and critical acclaim for its original scripted programming, including: Rectify, one of the most critically-acclaimed drama series which helped establish SundanceTV as a destination for original programming of the highest quality; Hap and Leonard, which debuted in 2016 as the highest-rated series in the network’s history; The Last Panthers; and Top of the Lake, among others. In 2016, the network introduced a new daytime programming block, The Set, that brings viewers some of the most iconic series in TV history.
In 2017, the network will debut second seasons of SundanceTV original scripted series Gomorrah, Cleverman, The A Word, and Top of the Lake: China Girl, directed by Oscar-winning Jane Campion and starring Elisabeth Moss (Mad Men) and Nicole Kidman. New SundanceTV original series include: Murder in the Heartland: In Cold Blood Revisited, a four-part unscripted series from Oscar-nominated documentarian Joe Berlinger; Liar, starring Golden Globe-winner and Emmy-nominated actress Joanne Froggatt (Downton Abbey); and The Split, a new drama series from Emmy Award-winning writer Abi Morgan.
SundanceTV Subscribers and Affiliation Agreements. As of December 31, 2016, SundanceTV had affiliation agreements with all major U.S. distributors and reached approximately 62 million Nielsen subscribers.
Historical Subscribers—SundanceTV

(in millions)	2016	2015	2014
Nielsen Subscribers (at year-end)	62.4	59.6	56.6
Change from Prior Year-end	5%	5%	1%
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
International and Other
Our International and Other segment includes the operations of AMCNI, AMCNI - DMC, IFC Films and various developing on-line content distribution initiatives.
AMC Networks International
AMCNI, the global division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 140 countries and territories, including countries and territories in Europe, Latin America, the Middle East and parts of Asia and Africa. AMCNI consists of global brands, AMC and Sundance Channel, as well as popular, locally recognized channels in various programming genres.
AMCNI - UK
AMCNI - UK distributes television programming throughout the United Kingdom and other countries in Europe, the Middle East and Africa (“EMEA”) and manages a portfolio of thirteen channel brands, including AMC, SundanceTV, Extreme Sports Channel, Eva, MGM and preschool channel JimJam. AMCNI - UK also operates a number of joint venture, partnership and managed channel services in the EMEA region, including Outdoor Channel, Polsat JimJam, as well as a portfolio of seven entertainment channels across thirteen EMEA feeds with CBS Studios, including CBS Drama, CBS Action, CBS Reality, CBS Europa and Horror Channel.
AMCNI - Iberia
AMCNI - Iberia is the largest distributor of thematic television channels in Spain and Portugal. The current portfolio consists of 17 channel brands including AMC, Sundance Channel, Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa, and a number of channels owned through joint ventures. The channels are programmed for local audiences, languages and markets.
AMCNI - Central Europe
AMCNI - Central Europe operates a portfolio of thematic television channels with a focus on the Central and Eastern European markets, including fourteen television brands in five genres: sport: Sport1, Sport2, SportM, kids: Minimax, Megamax, infotainment: Spektrum, TVPaprika, Spektrum Home and film: AMC, Film Mánia, Film Café, Film+ and Kinowelt, and general entertainment: OBN. The channels are programmed for local audiences, languages and markets.
AMCNI - Latin America
AMCNI - Latin America produces and distributes high quality television programming throughout Spanish and Portuguese speaking Latin America, the Caribbean and other territories. The portfolio consists of six channels including AMC, Sundance Channel, Film&Arts, Europa Europa, Mas Chic and El Gourmet.
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
AMCNI - DMC
AMCNI - DMC is a media logistics service provider of playout services, content distribution, video on demand and TV everywhere services. The Amsterdam-based digital media facility specializes in the enrichment, publishing and delivery of multi-lingual and multi-platform content. AMCNI-DMC currently transmits over 100 channels across continental Europe, the UK, Middle East, Asia and South Africa. AMCNI- DMC's third-party clients include Fox International Channels, A&E Networks, Sony Pictures Television Entertainment and Liberty Global.
IFC Films
IFC Films, our independent film distribution business, makes independent films available to a worldwide audience. IFC Films operates three distribution labels: Sundance Selects, IFC Films and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video on demand (reaching approximately 50 million homes), DVDs and cable network television, and streaming/downloading to computers and other electronic devices. IFC Films has a film library consisting of more than 800 titles. Recent successes include Weiner (selected for the Oscar documentary short list); 45 Years (Sundance Selects) starring Charlotte Rampling (Oscar-nominated for best performance by an actress in a leading role), Oscar-winning Boyhood (IFC Films) from writer-director Richard Linklater and starring Patricia Arquette (winner of the Academy Award for Best Actress in 2015), Two Days, One Night (Sundance Selects) starring Marion Cotillard (Oscar-nominated for best performance by an actress in a leading role), and Oscar-nominated documentary Finding Vivian Maier (IFC Films).
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
Regulation
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the “FCC”) regulates U.S. programming networks directly in some respects; other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

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
Packaging Programming and Volume Discounts
The FCC from time to time examines whether to adopt rules restricting how programmers package and price their networks, or whether to impose other restrictions on carriage agreements between programmers and multichannel video programming distributors. We do not currently require distributors to carry more than one of our national programming networks in order to obtain the right to carry a particular national programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently, and we offer volume discounts to distributors who make our programming available to larger numbers of subscribers or who carry more of our programming networks.
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
Other Regulation
The FCC also imposes rules that may impact us regarding a variety of issues such as political broadcasts, sponsorship identification, advertising in children’s television, and telemarketing. Programming businesses are subject to regulation by the country in which they operate, as well as international bodies, such as the European Union. These regulations may include restrictions on types of advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas.
Competition
Our programming networks operate in three highly competitive markets. First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers. Second, our programming networks compete with other programming networks and other sources of video content, including broadcast networks, to secure desired entertainment programming. Third, our programming networks compete with other sellers of advertising time and space, including other cable programming networks, radio, newspapers, outdoor media and, increasingly, internet sites. The success of our businesses depends on our ability to license and produce content for our programming networks that is adequate in quantity and quality and will generate satisfactory viewer ratings. In each of these cases, some of our competitors are large publicly held companies that have greater financial resources than we do. In addition, we compete with these entities for advertising revenue.
Distribution of Programming Networks
The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive. Our programming networks face competition from other programming networks for carriage by a particular multichannel video programming distributor, and for the carriage on the service tier that will attract the most subscribers. Once our programming network is selected by a distributor for carriage, that network competes for viewers not only with the other programming networks available on the distributor’s system, but also with over-the-air broadcast television, Internet-

based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.
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
Part of our strategy involves exploiting identified segments of the cable television viewing audience that are generally well defined and limited in size. Our networks have faced and will continue to face increasing competition as other programming networks and online or other services seek to serve the same or similar niches.
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
With respect to the acquisition of entertainment programming, such as syndicated programs and movies that are not produced by or specifically for networks, our competitors include national broadcast television networks, local broadcast television stations, other cable programming networks, Internet-based video content distributors, and video on demand programs. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
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
Employees
As of December 31, 2016 we had 2,029 full-time employees and 314 part-time employees. In addition, certain of our U.S. subsidiaries engage the services of writers who are subject to a collective bargaining agreement. Approximately 270 of our employees outside of the U.S. are covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions and our employees are generally good.
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
Our business depends in part upon viewer preferences and audience acceptance in the U.S. and abroad of the programming on our networks. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. A change in viewer preferences could cause our programming to decline in popularity, which could cause a reduction in advertising revenues and jeopardize our bargaining position when dealing with distributors. In addition, certain of our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may be able to react more quickly than we can to shifts in tastes and interests.
To an increasing extent, the success of our business depends on original programming, and our ability to predict accurately how audiences will respond to our original programming is particularly important. Because original programming often involves a greater degree of commitment on our part, as compared to acquired programming that we license from third parties, and because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business. We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. We have incurred write-offs of programming rights in the past, and may incur future programming rights write-offs if it is determined that program rights have limited, or no, future usefulness.
In addition, feature films constitute a significant portion of the programming on our AMC, IFC and SundanceTV programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms. Should the popularity of feature-film programming suffer significant further declines, we may lose viewership, which could increase our costs.
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
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other multichannel video distributors. The industry has experienced declines in subscribers and in ratings, which has adversely affected advertising and subscription revenues. Distributors have reacted to these declines by, among other things, offering their subscribers smaller bundles of networks and seeking to control programming costs through negotiations with programming services like ours. If the Company’s services are not included in these “skinny bundles” or if the Company is unable to renew, or to achieve favorable terms when it renews, its affiliation agreements, our subscription and advertising revenue would be negatively affected.
Our programming networks’ success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.
Our programming networks' success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce certain of our original programming, we obtain most of the programming on our networks (including original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other parties if we are not in compliance with their terms.
Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription video on demand services, such as Netflix, Hulu and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks need to be successful.

Increased programming costs may adversely affect our profits.
We plan to produce a significant amount of original programming and other content and continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Amazon and Hulu, may increase our programming content costs.
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
Currently our programming networks have affiliation agreements that have staggered expiration dates through 2026. Failure to renew affiliation agreements, or renewal on less favorable terms, or the termination of affiliation agreements could have a material adverse effect on our business. A reduced distribution of our programming networks would adversely affect our distribution revenues, and impact our ability to sell advertising or the rates we charge for such advertising. Even if affiliation agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
Consolidation among cable, satellite and telecommunications service providers has had, and could continue to have, an adverse effect on our revenue and profitability.
In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to one or more affiliation agreements with our programming networks on terms that are more favorable to us could adversely impact our financial condition and results of operations.
Consolidation among cable and satellite distributors and telecommunications service providers has given the largest operators considerable leverage and market power in their relationships with programmers. We currently have agreements in place with the major U.S. cable and satellite operators and telecommunications service providers and this consolidation has affected, and could continue to affect, our ability to maximize the value of our content through those distributors. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors that carry our programming and further increase the negotiating leverage of the cable and satellite television system operators, which could have an adverse effect on our financial condition or results of operations.
We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The programming industry is highly competitive. Our programming networks compete with other programming networks and other types of video programming services for marketing and distribution by cable and other multichannel video programming distribution systems. We compete with other providers of programming networks for the right to be carried by a particular cable or other multichannel video programming distribution system and for the right to be carried by such system on a particular “tier” of service. The increasing offerings by virtual multichannnel video programming distributors through alternative distribution methods creates competition for carriage on those platforms. Our programming networks compete with other programming networks and other sources of video content, including broadcast networks, to secure desirable entertainment programming.
We also compete with other sellers of advertising time and space, including other cable programming networks, radio, newspapers, outdoor media and, increasingly, internet sites. Additionally, we face intense competition in licensing our content to digital platform providers.
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
It is difficult to predict the future effect of technology on many of the factors affecting AMC Networks’ competitive position. For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which has reduced the competition among programming networks and broadcasters for channel space. On the other hand, the addition of channel space has increased competition for desired entertainment programming and ultimately, for viewing by subscribers. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors has become increasingly important. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership and our various developing on-line businesses compete for users and advertisers in the broad and diverse market of free and subscription video on demand services.
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of digital platforms and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video on demand, subscription video on demand, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime and mobile devices. Gaming and other consoles such as Microsoft’s Xbox, Sony’s Playstation and Nintendo’s Wii and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by emerging technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
Advertising market conditions could cause our revenues and operating results to decline significantly in any given period or in specific markets.
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
We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership;

•	exchange controls, tariffs and other trade barriers;

•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;

•	foreign privacy and data protection laws and regulations and changes in these laws;

•	the instability of foreign economies and governments;

•	war and acts of terrorism;

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
Programming businesses are subject to the regulations of the countries in which they operate as well as international bodies, such as the European Union ("E.U."). These regulations may include restrictions on advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Adverse changes in rules and regulations could have a significant adverse impact on our profitability.
As a company that has operations in the United Kingdom, the vote by the United Kingdom to leave the E.U. could have an adverse impact on our business, results of operations and financial position.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
We face continually evolving cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
If our technology facilities fail or their operations are disrupted, or if we lose access to third party satellites, our performance could be hindered.
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain a full time disaster recovery site in Chandler, Arizona. The facility provides simultaneous playout of AMC and evergreen programming for SundanceTV, IFC and WE tv. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery site can be operational within 1-2 hours. Evergreen programming would be replaced with scheduled programming within 12-24 hours for SundanceTV, IFC and WE tv.
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

Our inability to successfully make investments in, and/or acquire and integrate, other businesses, assets, products or technologies could harm our business, financial condition or operating results.
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

•	the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•	the difficulty of integrating operations, systems, and controls as a result of cultural, regulatory, systems, and operational differences;

•	the performance of management of companies in which we invest but do not control;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

•	the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.
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
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Also, various income tax proposals in the countries in which we operate, such as those relating to fundamental U.S. international tax reform and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws under which our taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such changes could negatively impact our business.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2016, our consolidated financial statements included approximately $4.5 billion of consolidated total assets, of which approximately $1.1 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
We may have a significant indemnity obligation to Cablevision, a wholly owned subsidiary of Altice USA ("Cablevision"), successor to Cablevision, if the Distribution is treated as a taxable transaction.
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
We have a significant amount of long-term debt. As of December 31, 2016, we had $2,858 million principal amount of total long-term debt (excluding capital leases), $1,258 million of which is senior secured debt under our Credit Facility and $1,600 million of which is senior unsecured debt.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the 5.00% Notes Indenture, the 4.75% Notes Indenture and other agreements we may enter into in the future.
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
In the long-term, we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. As a result, we will be dependent upon our ability to access the capital and credit markets. Failure to raise significant amounts of funding to repay these obligations at maturity could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. The Credit Facility, the 5.00% Notes Indenture and the 4.75% Notes Indenture will restrict, and market or business conditions may limit, our ability to do some of these things.
A significant portion of our debt bears interest at variable rates. While we have entered into hedging agreements limiting our exposure to higher interest rates, such agreements do not offer complete protection from this risk.

The agreements governing our debt, the Credit Facility, the 5.00% Notes Indenture and the 4.75% Notes Indenture, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
The agreements governing the Credit Facility, the 5.00% Notes Indenture and the 4.75% Notes Indenture contain covenants that, among other things, limit our ability to:

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
We may be able to incur additional debt in the future. The terms of the Credit Facility, the 5.00% Notes Indenture and the 4.75% Notes Indenture allow us to incur substantial amounts of additional debt, subject to certain limitations. In addition, we may refinance all or a portion of our debt, including borrowings under the Credit Facility, and obtain the ability to incur more debt as a result. If new debt is added to our current debt levels, the related risks we could face would be magnified.
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
Risks Relating to Our Controlled Ownership
We are controlled by the Dolan family and trusts for their benefit, which may create certain conflicts of interest. In addition, as a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors.

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of December 31, 2016, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 2% of our outstanding Class A Common Stock and approximately 67% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the “Excluded Trusts”) that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the “Dolan Siblings”). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that on a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan Family Group.
Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
The Dolan Family Group by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
As a result, the Dolan Family Group has the power to prevent such issuance or amendment.
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
Members of the Dolan Family Group have entered into a stockholders agreement relating, among other things, to the voting and transfer of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The NASDAQ Stock Market LLC ("NASDAQ"). As a controlled company, we have the right to elect not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent compensation committee and (iii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NASDAQ corporate governance rules and not to comply with the NASDAQ requirement for a majority independent board of directors and an independent corporate governance and nominating committee because of our status as a controlled company. For purposes of this agreement, the term “independent directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of NASDAQ corporate governance standards.
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
We share certain executives and directors with The Madison Square Garden Company("MSG") and MSG Networks Inc.("MSG Networks"), which may give rise to conflicts.
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSG and MSG Networks (collectively MSG and MSG Networks, the "Other Entities"). Each of the Other Entities and the Company are

affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company’s affairs. In addition, six members of our Board are directors of MSG and five members of our Board are directors of MSG Networks. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and an Other Entity on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See “Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest” in our proxy statement filed with the SEC on April 28, 2016 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG and its subsidiaries and that the Company may engage in material business transactions with such entity. Our policy concerning certain matters relating to MSG, including responsibilities of overlapping directors and officers (the “overlap policy” and together with the applicable provisions of the amended and restated certificate of incorporation, the “Overlap Provisions”) acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Networks and its subsidiaries and that the Company may engage in material business transactions with such entity. The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 630,000 square feet of space in the U.S., including approximately 360,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms of up to eleven years. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a remaining term of three years, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California and Florida.
We lease approximately 346,000 square feet of space outside of the U.S., including in the Netherlands, Hungary, Spain, and the United Kingdom that support our international operations.
We believe our properties are adequate for our use.
Item 3. Legal Proceedings.
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. The Court has not yet set a date for oral argument of the summary judgment motions. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company’s Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the “Peer Group Index”) by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2016. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, Scripps Networks Interactive Inc., Time Warner Inc., Twenty-First Century Fox Inc. and Viacom Inc. The chart assumes $100 was invested on December 31, 2011 in each of: i) Company’s Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
AMC Networks Inc.	100	131.72	181.24	169.69	198.72	139.28
S&P MidCap 400 Index	100	117.88	157.37	172.74	168.98	204.03
Peer Group	100	136.23	211.02	240.88	215.98	237.20

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 17, 2017 there were 742 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock. We did not pay any cash dividend on our common stock during 2016 and do not expect to pay a cash dividend on our common stock for the foreseeable future. Our Credit Facility, the 5.00% Notes Indenture and the 4.75% Notes Indenture restrict our ability to declare dividends in certain situations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financing Agreements” and Note 10 to the accompanying consolidated financial statements.
Price Range of AMC Networks' Class A Common Stock
The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the AMCX Class A Common Stock as reported on the NASDAQ:

Year Ended December 31, 2016	High	Low
First Quarter	$78.13	$60.30
Second Quarter	$70.28	$54.81
Third Quarter	$60.80	$49.93
Fourth Quarter	$56.27	$46.17

Year Ended December 31, 2015	High	Low
First Quarter	$77.20	$60.60
Second Quarter	$83.78	$74.08
Third Quarter	$87.18	$63.37
Fourth Quarter	$83.78	$66.76
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500,000 of our outstanding shares of Class A Common Stock (the "2016 Stock Repurchase Program"). The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time. Set forth below is information concerning repurchases of AMC Networks Class A Common Stock by the Company for the three months ended December 31, 2016. As of December 31, 2016, we had up to $276,763 remaining under the 2016 Stock Repurchase Program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	306,557	$48.93	306,557	$375,002,896
November 1, 2016 to November 30, 2016	581,422	$53.62	581,422	$343,826,806
December 1, 2016 to December 31, 2016	1,281,998	$52.31	1,281,998	$276,763,152
Total	2,169,977	$52.18	2,169,977

Item 6. Selected Financial Data.
The operating data for each of the three years ended December 31, 2016 and balance sheet data as of December 31, 2016 and 2015 included in the table below have been derived from the audited consolidated financial statements of the Company included in this Annual Report and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes. The operating data for the years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2014, 2013 and 2012 included in the table below have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues, net	$2,755,654	$2,580,935	$2,175,641	$1,591,858	$1,352,577
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	1,279,984	1,137,133	983,575	662,233	507,436
Selling, general and administrative	636,028	636,580	560,950	425,735	396,926
Depreciation and amortization	84,778	83,031	69,048	54,667	85,380
Impairment charges	67,805	—	—	—	—
Restructuring expense (credit)	29,503	14,998	15,715	—	(3)
Litigation settlement gain	—	—	—	(132,944)	—
Total operating expenses	2,098,098	1,871,742	1,629,288	1,009,691	989,739
Operating income	657,556	709,193	546,353	582,167	362,838
Other income (expense)	(202,731)	(126,399)	(149,325)	(113,166)	(140,564)
Income from continuing operations before income taxes	454,825	582,794	397,028	469,001	222,274
Income tax expense	(164,862)	(201,090)	(129,155)	(178,841)	(86,058)
Income from continuing operations	289,963	381,704	267,873	290,160	136,216
(Loss) income from discontinued operations, net of income taxes	—	—	(3,448)	—	314
Net income including noncontrolling interests	289,963	381,704	264,425	290,160	136,530
Net (income) loss attributable to noncontrolling interests	(19,453)	(14,916)	(3,628)	578	—
Net income attributable to AMC Networks' stockholders	$270,510	$366,788	$260,797	$290,738	$136,530
Income from continuing operations per share:
Basic	$3.77	$5.06	$3.67	$4.06	$1.94
Diluted	$3.74	$5.01	$3.63	$4.00	$1.89
Balance Sheet Data, at period end:
Cash and cash equivalents	$481,389	$316,321	$201,367	$521,951	$610,970
Total assets	4,480,595	4,250,609	3,949,826	2,612,641	2,576,639
Long-term debt (including capital leases)	2,859,129	2,701,148	2,763,144	2,147,240	2,149,397
Stockholders’ deficiency	(30,082)	(39,277)	(371,755)	(571,519)	(882,352)

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2016, 2015 and 2014. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2016 as well as an analysis of our cash flows for the years ended December 31, 2016, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2016.
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
Business Overview
We own and operate entertainment businesses and assets. We manage our business through the following two operating segments:

•
National Networks: Includes activities of our programming businesses, which include our five programming networks, distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our AMC Studios operations within the National Networks segment also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

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

Items Impacting Comparability
The comparability of our results of operations for 2015 as compared to 2014 have been impacted by the following significant transaction:
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

	Years Ended December 31,
	2016	2015	2014
Revenues, net
National Networks	$2,311,040	$2,135,367	$1,743,922
International and Other	459,996	452,578	434,221
Inter-segment eliminations	(15,382)	(7,010)	(2,502)
Consolidated revenues, net	$2,755,654	$2,580,935	$2,175,641
Operating income (loss)
National Networks	$784,027	$754,243	$586,856
International and Other	(120,914)	(42,542)	(41,977)
Inter-segment eliminations	(5,557)	(2,508)	1,474
Consolidated operating income	$657,556	$709,193	$546,353
AOI
National Networks	$855,488	$810,993	$633,584
International and Other	28,608	29,757	24,421
Inter-segment eliminations	(5,557)	(2,508)	1,474
Consolidated AOI	$878,539	$838,242	$659,479
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment charges, and restructuring expense or credit. We renamed this non-GAAP performance measure to adjusted operating income (“AOI”), formerly referred to as adjusted operating cash flow (“AOCF”). Other than the title, there is no change to the definition of this non-GAAP measure.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Operating income	$657,556	$709,193	$546,353
Share-based compensation expense	38,897	31,020	28,363
Restructuring expense	29,503	14,998	15,715
Impairment charges	67,805	—	—
Depreciation and amortization	84,778	83,031	69,048
AOI	$878,539	$838,242	$659,479
National Networks
In our National Networks segment, which accounted for 84% of our consolidated revenues, net for the year ended December 31, 2016, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than affiliation fee revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met and is subsequently recognized either when we provide the required additional advertising time or the guarantee obligation contractually expires. Most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. Our national programming networks have advertisers representing companies in a broad range of sectors, including the health, automotive, food, insurance, and entertainment industries.
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
Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements. We also seek to increase our revenues by expanding the opportunities for distribution of our programming through digital, foreign and home video services. Distribution revenues in each quarter may vary based on the timing of availability of our programming to distributors.
Programming expense, included in technical and operating expense, represents the largest expense of the National Networks segment and primarily consists of amortization and write-offs of programming rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expense primarily include distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series. These series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our channels. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $25,571, $40,987 and $44,000 were recorded for the years ended December 31, 2016, 2015 and 2014, respectively (see further discussion below).
See “— Critical Accounting Policies and Estimates” for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMC Networks International, AMCNI - DMC, IFC Films and various developing on-line content distribution initiatives.
In our International and Other segment, which accounted for 16% of our consolidated revenues for the year ended December 31, 2016, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the year ended December 31, 2016, distribution revenues represented 79% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, participation and residuals. Program operating costs include costs such as origination, transmission, uplinking and encryption.  Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
We view our international expansion as an important long-term strategy. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased international investment by the Company. Similar to our domestic businesses, the most significant business challenges we expect to encounter in our international business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors’ platforms, the number of subscribers on those platforms and economic pressures on affiliation fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds, a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, “Risk Factors - We face risks from doing business internationally.” in this Annual Report.
In the fourth quarter of 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. As a result, the Company's 2016 results reflect an impairment charge of $67,805, comprising a $40,561 impairment of long-lived assets, which included $22,909 related to property and equipment and $17,652 related to intangible assets, as well as a $27,244 write-down of all AMCNI – DMC reporting unit goodwill.
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
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,755,654	100.0%	$2,580,935	100.0%	$174,719	6.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,279,984	46.4	1,137,133	44.1	142,851	12.6
Selling, general and administrative	636,028	23.1	636,580	24.7	(552)	(0.1)
Depreciation and amortization	84,778	3.1	83,031	3.2	1,747	2.1
Impairment charges	67,805	2.5	—	—	67,805	n/m
Restructuring expense	29,503	1.1	14,998	0.6	14,505	96.7
Total operating expenses	2,098,098	76.1	1,871,742	72.5	226,356	12.1
Operating income	657,556	23.9	709,193	27.5	(51,637)	(7.3)%
Other income (expense):
Interest expense, net	(118,568)	(4.3)	(125,708)	(4.9)	7,140	(5.7)
Loss on extinguishment of debt	(50,639)	(1.8)	—	—	(50,639)	n/m
Miscellaneous, net	(33,524)	(1.2)	(691)	—	(32,833)	n/m
Total other income (expense)	(202,731)	(7.4)	(126,399)	(4.9)	(76,332)	60.4
Net income from operations before income taxes	454,825	16.5	582,794	22.6	(127,969)	(22.0)
Income tax expense	(164,862)	(6.0)	(201,090)	(7.8)	36,228	(18.0)
Net income including noncontrolling interests	289,963	10.5%	381,704	14.8%	(91,741)	(24.0)
Net income attributable to noncontrolling interests	(19,453)	(0.7)%	(14,916)	(0.6)%	(4,537)	30.4
Net income attributable to AMC Networks’ stockholders	$270,510	9.8%	$366,788	14.2%	$(96,278)	(26.2)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,311,040	100.0%	$2,135,367	100.0%	$175,673	8.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,011,572	43.8	863,704	40.4	147,868	17.1
Selling, general and administrative	474,549	20.5	484,484	22.7	(9,935)	(2.1)
Depreciation and amortization	32,376	1.4	29,742	1.4	2,634	8.9
Restructuring expense	8,516	0.4	3,194	0.1	5,322	166.6
Operating income	$784,027	33.9%	$754,243	35.3%	$29,784	3.9%
Share-based compensation expense	30,569	1.3	23,814	1.1	6,755	28.4
Restructuring expense	8,516	0.4	3,194	0.1	5,322	166.6
Depreciation and amortization	32,376	1.4	29,742	1.4	2,634	8.9
AOI	$855,488	37.0%	$810,993	38.0%	$44,495	5.5%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2016		2015
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$459,996	100.0%	$452,578	100.0%	$7,418	1.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	277,215	60.3	277,895	61.4	(680)	(0.2)
Selling, general and administrative	162,501	35.3	152,132	33.6	10,369	6.8
Depreciation and amortization	52,402	11.4	53,289	11.8	(887)	(1.7)
Impairment charges	67,805	14.7	—	—	67,805	n/m
Restructuring expense	20,987	4.6	11,804	2.6	9,183	77.8
Operating loss	$(120,914)	(26.3)%	$(42,542)	(9.4)%	$(78,372)	184.2%
Share-based compensation expense	8,328	1.8	7,206	1.6	1,122	15.6
Restructuring expense	20,987	4.6	11,804	2.6	9,183	77.8
Impairment charges	67,805	14.7	—	—	67,805	n/m
Depreciation and amortization	52,402	11.4	53,289	11.8	(887)	(1.7)
AOI	$28,608	6.2%	$29,757	6.6%	$(1,149)	(3.9)%

Revenues, net
Revenues, net increased $174,719 to $2,755,654 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The net change by segment was as follows:

	Years Ended December 31,
	2016	% of total	2015	% of total	$ change	% change
National Networks	$2,311,040	83.9%	$2,135,367	82.7%	$175,673	8.2%
International and Other	459,996	16.7	452,578	17.5	7,418	1.6
Inter-segment eliminations	(15,382)	(0.6)	(7,010)	(0.3)	(8,372)	119.4
Consolidated revenues, net	$2,755,654	100.0%	$2,580,935	100.0%	$174,719	6.8%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$990,508	42.9%	$945,288	44.3%	$45,220	4.8%
Distribution	1,320,532	57.1	1,190,079	55.7	130,453	11.0
	$2,311,040	100.0%	$2,135,367	100.0%	$175,673	8.2%

•
Advertising revenues increased $45,220 driven by an increase across substantially all of our national networks due to increased demand by advertisers and higher pricing driven by original programming series and series premieres, partially offset by lower ratings. As previously discussed, most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $130,453 principally due to an increase of $95,568 from digital distribution and licensing revenues derived from our original programming, primarily at AMC and affiliation fee revenues increased $34,885, driven by increases at AMC due to an increase in rates during the year ended December 31, 2016 as compared to the same period in 2015. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at December 31, 2016 and December 31, 2015:

	Estimated Domestic Subscribers (1)
	December 31, 2016	December 31, 2015
National Programming Networks:
AMC	91,200	93,600
WE tv	85,900	86,500
BBC AMERICA	79,300	77,100
IFC	72,400	71,200
SundanceTV	62,400	59,600
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
	2016	% of total	2015	% of total	$ change	% change
Advertising	$94,467	20.5%	$82,972	18.3%	$11,495	13.9%
Distribution	365,529	79.5	369,606	81.7	(4,077)	(1.1)
	$459,996	100.0%	$452,578	100.0%	$7,418	1.6%
The increase in advertising revenues was principally due to an increase in revenues of $5,863 from an acquisition at the end of 2015, as well as increased demand for our programming at AMCNI by advertisers. Foreign currency translation had an unfavorable impact of approximately $7,700. The decrease in distribution revenues was primarily driven by a decrease at IFC Films of $13,624 due to the strong performance of Boyhood in 2015, partially offset by the increase at AMCNI of $6,675 due to expanded distribution and an increase of $2,918 from our developing on-line content distribution business. The unfavorable impact of foreign currency translation at AMCNI on distribution revenue was approximately $11,100.
Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and write-offs of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption.
Technical and operating expense (excluding depreciation and amortization) increased $142,851 to $1,279,984 for 2016 as compared to 2015. The net change by segment was as follows:

	Years Ended December 31,
	2016	2015	$ change	% change
National Networks	$1,011,572	$863,704	$147,868	17.1%
International and Other	277,215	277,895	(680)	(0.2)
Inter-segment eliminations	(8,803)	(4,466)	(4,337)	97.1
Total	$1,279,984	$1,137,133	$142,851	12.6%
Percentage of revenues, net	46.4%	44.1%
National Networks
The increase in the National Networks segment was attributable to increased program rights amortization expense of $100,822 and an increase of $47,046 comprised of programming related costs of $18,187, participation and residuals of $21,112, and other distribution costs of $7,747. The increase in program rights amortization expense is due to our increased investment in owned original series, primarily at AMC. Program rights amortization expense in 2016 includes write-offs of $25,571 based on management's assessment of programming usefulness of certain scripted series primarily at AMC and BBC AMERICA. Program rights amortization expense in 2015 included write-offs of $40,987 based on management's assessment of programming usefulness of certain scripted series at SundanceTV, original series at WE tv, and pilot costs at AMC. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management’s periodic assessment of programming usefulness. Such costs will also fluctuate with the level of amortization recorded from owned original programming in each period based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The decrease in the International and Other segment was due a decrease of $5,534 at IFC Films principally driven by a decrease in participation and residuals expense related to the success of Boyhood in 2015. This decrease was partially offset principally by an increase at AMC Networks International of $1,899 due to an increase in program rights amortization expense and other direct programming related costs due to the increased investment in original programming and an increase of $3,045 related to increased investment at our developing on-line content distribution business. Foreign currency translation had a favorable impact on the change in technical and operating expense of approximately $12,300.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense decreased $552 to $636,028 for 2016 as compared to 2015. The net change by segment was as follows:

	Years Ended December 31,
	2016	2015	$ change	% change
National Networks	$474,549	$484,484	$(9,935)	(2.1)%
International and Other	162,501	152,132	10,369	6.8
Inter-segment eliminations	(1,022)	(36)	(986)	2,738.9
Total	$636,028	$636,580	$(552)	(0.1)%
Percentage of revenues, net	23.1%	24.7%
National Networks
The decrease in the National Networks segment selling, general and administrative expense was driven by a decrease in sales and marketing costs of $6,930 as well as a net decrease in long-term incentive compensation expense of $5,725.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to increases at AMCNI of $12,462 primarily related to employee and employee related costs of $5,059, support costs of $2,363, rent and rent related expense of $2,727, and bad debt expense of $1,716 as well as an increase of $9,918 at our developing on-line content distribution business principally due to increased subscriber acquisition costs. These increases were partially offset by a decrease at IFC Films of $9,447 due to decreased marketing expense due to the promotion of certain films in 2015 and a net decrease in long-term incentive compensation expense of $1,765. Foreign currency translation had a favorable impact on the change in selling, general and administrative expense of approximately $8,100.
Impairment charges
In the fourth quarter of 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and in connection with the preparation of the Company's fourth quarter financial information, the Company performed a recoverability test of the long-lived asset group of the AMCNI – DMC business and subsequently a goodwill impairment test on the AMCNI – DMC reporting unit. The Company performed a recoverability test of the long-lived asset group of the AMCNI – DMC business and determined that certain long-lived assets, primarily identifiable intangible assets and analog equipment, were not recoverable. This resulted in an impairment charge of $40,561 related to long-lived assets, which consisted of $22,909 related to property and equipment and $17,652 related to intangible assets. The Company then performed a two-step goodwill impairment test on the AMCNI – DMC reporting unit and determined that the carrying value of AMCNI – DMC's goodwill exceeded its implied fair value. The goodwill impairment test resulted in a write down of the entire balance of goodwill of the AMCNI – DMC reporting unit of $27,244.
Restructuring expense
Restructuring expense of $29,503 for the year ended December 31, 2016 was comprised of charges of $8,516 in the National Networks segment and $20,987 in the International and Other segment, which includes corporate headquarter related charges of $12,540. The Company launched a restructuring initiative that involved modifications to the organizational structure of the Company and is expected to result in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. Specifically, restructuring expense at the National Networks segment represents severance charges incurred related to employee terminations primarily as a result of the voluntary buyout program. Restructuring expense at the International and Other segment primarily represents $15,588 of severance charges incurred related to employee terminations primarily as a result of the voluntary buyout program and $5,399 of costs related to the elimination of distribution in certain territories. Additional charges relating to this restructuring initiative may be incurred in future periods.

Restructuring expense of $14,998 for the year ended December 31, 2015 was due to restructuring expense of $3,194 in the National Networks segment and $11,804 in the International and Other segment, which includes corporate headquarter related charges. Restructuring expense at the National Networks segment represents severance charges incurred related to employee terminations associated with the elimination of certain positions. Restructuring expense at the International and Other segment primarily represents $7,899 of severance charges incurred related to employee terminations associated with the elimination of certain positions and $3,905 of costs related to the elimination of distribution in certain territories.
Depreciation and amortization
Depreciation and amortization increased $1,747 to $84,778 for 2016 as compared to 2015. The net change by segment was as follows:

	Years Ended December 31,
	2016	2015	$ change	% change
National Networks	$32,376	$29,742	$2,634	8.9%
International and Other	52,402	53,289	(887)	(1.7)
	$84,778	$83,031	$1,747	2.1%
The increase in depreciation and amortization expense at the National Networks segment was primarily attributable to an increase in depreciation expense of $2,866 due to property and equipment additions. The decrease in depreciation and amortization expense in the International and Other segment was primarily attributable to a decrease in amortization expense of $3,343 resulting from the write-off of certain identifiable intangible assets associated with certain channel closures recorded in 2015, partially offset by an increase in depreciation expense of $1,829 due to property and equipment additions. Foreign currency translation had a favorable impact on change in depreciation and amortization of approximately $900.
Operating Income

	Years Ended December 31,
	2016	2015	$ change	% change
National Networks	$784,027	$754,243	$29,784	3.9%
International and Other	(120,914)	(42,542)	(78,372)	184.2
Inter-segment Eliminations	(5,557)	(2,508)	(3,049)	121.6
	$657,556	$709,193	$(51,637)	(7.3)%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $175,673 and a decrease in selling general and administrative expense of $9,935, partially offset by an increase in technical and operating expense of $147,868, an increase in restructuring expense of $5,322 and an increase in depreciation and amortization of $2,634. The decrease in operating income in the International and Other segment was primarily attributable to the impairment charge for AMCNI-DMC of $67,805 and an increase in restructuring expense of $9,183.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
	2016	2015	$ change	% change
Operating income	$657,556	$709,193	$(51,637)	(7.3)%
Share-based compensation expense	38,897	31,020	7,877	25.4
Restructuring expense	29,503	14,998	14,505	96.7
Impairment charges	67,805	—	67,805	n/m
Depreciation and amortization	84,778	83,031	1,747	2.1
Consolidated AOI	$878,539	$838,242	$40,297	4.8%

AOI increased $40,297 to $878,539 for 2016 as compared to 2015. The net change by segment was as follows:

	Years Ended December 31,
	2016	2015	$ change	% change
National Networks	$855,488	$810,993	$44,495	5.5%
International and Other	28,608	29,757	(1,149)	(3.9)
Inter-segment eliminations	(5,557)	(2,508)	(3,049)	121.6
AOI	$878,539	$838,242	$40,297	4.8%
National Networks AOI increased due to an increase in revenues, net of $175,673 and a decrease in selling, general and administrative expenses of $16,690, partially offset by an increase in technical and operating expenses of $147,868 resulting primarily from an increase in program rights expense and other direct programming costs. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary, perhaps materially, from quarter to quarter.
International and Other AOI decreased due to an increase in selling, general and administrative expenses of $9,247, partially offset by an increase in revenues, net of $7,418 and a decrease in technical and operating expenses of $680. Foreign currency translation had a favorable impact on AOI of approximately $1,300.
Interest expense, net
The decrease in interest expense, net of $7,140 from 2015 to 2016 is attributable to a combination of a reduction in interest expense of $4,563 primarily as a result of a decrease in the interest rate on our fixed rate debt due to the early redemption of our 7.75% Notes in 2016 and an increase in interest income of $2,638 due to increased cash balances throughout 2016 as compared to 2015. See further discussion under the heading "Debt Financing Agreement" below.
Loss on extinguishment of debt
The loss on extinguishment of debt for the year ended December 31, 2016 of $50,639 represents $40,954 of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8,715 and unamortized deferred financing costs of $970. See further discussion under the heading “Debt Financing Agreements” below.
Miscellaneous, net
The decrease in miscellaneous expense, net of $32,833 is a result of a net increase in foreign currency transaction losses of $16,960, primarily unrealized foreign exchange losses, from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans and the absence in 2016 of a gain recorded in 2015 on the acquisition of a controlling interest in a previously non-consolidated joint-venture of approximately $16,137.
Income tax expense
Income tax expense attributable to continuing operations was $164,862 for the year ended December 31, 2016, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax expense of $21,375 resulting from an increase in the valuation allowance relating primarily to foreign and local taxes and impairment charges recorded at the AMCNI – DMC reporting unit, state income tax expense of $9,105, tax benefit from the domestic production activities deduction of $13,252, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $3,905, and tax benefit of $2,725 related to uncertain tax positions, including accrued interest. The tax benefit relating to reductions in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
Income tax expense attributable to continuing operations was $201,090 for the year ended December 31, 2015, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $15,229, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $10,996, state income tax expense of $11,555, tax expense of $7,944 resulting from an increase in the valuation allowance relating primarily to certain foreign and local income tax credit carry forwards and tax expense of $2,841 related to uncertain tax positions, including accrued interest.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests consists of the noncontrolling parties' share of net earnings of consolidated joint ventures. The net change for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the increase in earnings attributable to non-controlling interest of BBC AMERICA.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,580,935	100.0%	$2,175,641	100.0%	$405,294	18.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,137,133	44.1	983,575	45.2	153,558	15.6
Selling, general and administrative	636,580	24.7	560,950	25.8	75,630	13.5
Restructuring expense	14,998	0.6	15,715	0.7	(717)	(4.6)
Depreciation and amortization	83,031	3.2	69,048	3.2	13,983	20.3
Total operating expenses	1,871,742	72.5	1,629,288	74.9	242,454	14.9
Operating income	709,193	27.5	546,353	25.1	162,840	29.8%
Other income (expense):
Interest expense, net	(125,708)	(4.9)	(128,829)	(5.9)	3,121	(2.4)
Miscellaneous, net	(691)	—	(20,496)	(0.9)	19,805	(96.6)
Total other income (expense)	(126,399)	(4.9)	(149,325)	(6.9)	22,926	(15.4)
Net income from continuing operations before income taxes	582,794	22.6	397,028	18.2	185,766	46.8
Income tax expense	(201,090)	(7.8)	(129,155)	(5.9)	(71,935)	55.7
Income from continuing operations	381,704	14.8	267,873	12.3	113,831	42.5
Loss from discontinued operations, net of income taxes	—	—	(3,448)	(0.2)	3,448	(100.0)
Net income including noncontrolling interests	381,704	14.8%	264,425	12.2%	117,279	44.4
Net income attributable to noncontrolling interests	(14,916)	(0.6)%	(3,628)	(0.2)%	(11,288)	311.1%
Net income attributable to AMC Networks’ stockholders	$366,788	14.2%	$260,797	12.0%	$105,991	40.6%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,135,367	100.0%	$1,743,922	100.0%	$391,445	22.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	863,704	40.4	728,690	41.8	135,014	18.5
Selling, general and administrative	484,484	22.7	403,232	23.1	81,252	20.2
Depreciation and amortization	29,742	1.4	21,480	1.2	8,262	38.5
Restructuring expense	3,194	0.1	3,664	0.2	(470)	(12.8)
Operating income	$754,243	35.3%	$586,856	33.7%	$167,387	28.5%
Share-based compensation expense	23,814	1.1	21,584	1.2	2,230	10.3
Restructuring expense	3,194	0.1	3,664	0.2	(470)	(12.8)
Depreciation and amortization	29,742	1.4	21,480	1.2	8,262	38.5
AOI	$810,993	38.0%	$633,584	36.3%	$177,409	28.0%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2015		2014
	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$452,578	100.0%	$434,221	100.0%	$18,357	4.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	277,895	61.4	258,803	59.6	19,092	7.4
Selling, general and administrative	152,132	33.6	157,776	36.3	(5,644)	(3.6)
Depreciation and amortization	53,289	11.8	47,568	11.0	5,721	12.0
Restructuring expense	11,804	2.6	12,051	2.8	(247)	(2.0)
Operating loss	$(42,542)	(9.4)%	$(41,977)	(9.7)%	$(565)	1.3%
Share-based compensation expense	7,206	1.6	6,779	1.6	427	6.3
Restructuring expense	11,804	2.6	12,051	2.8	(247)	(2.0)
Depreciation and amortization	53,289	11.8	47,568	11.0	5,721	12.0
AOI	$29,757	6.6%	$24,421	5.6%	$5,336	21.9%

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

The following table presents certain subscriber information at December 31, 2015 and December 31, 2014:

	Estimated Domestic Subscribers (1)
	December 31, 2015	December 31, 2014
National Programming Networks:
AMC	93,600	95,000
WE tv	86,500	85,400
BBC AMERICA	77,100	78,200
IFC	71,200	73,700
SundanceTV	59,600	56,600
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
	2015	% of total	2014	% of total	$ change	% change
Advertising	$82,972	18.3%	$55,726	12.8%	$27,246	48.9
Distribution	369,606	81.7	378,495	87.2	(8,889)	(2.3)
	$452,578	100.0%	$434,221	100.0%	$18,357	4.2%
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

Operating Income

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$754,243	$586,856	$167,387	28.5%
International and Other	(42,542)	(41,977)	(565)	1.3
Inter-segment Eliminations	(2,508)	1,474	(3,982)	(270.1)
	$709,193	$546,353	$162,840	29.8%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $391,445, partially offset by an increase in technical and operating expense of $135,014, an increase in selling general and administrative expense of $81,252 and increase in depreciation and amortization of $8,262. The operating income in the International and Other segment remained relatively consistent driven by an increase in revenue of $18,357 and a decrease in selling, general and administrative expenses of $5,644, offset by an increase in technical expense of $19,092 and an increase in depreciation and amortization of $5,721.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
	2015	2014	$ change	% change
Operating income	$709,193	$546,353	$162,840	29.8%
Share-based compensation expense	31,020	28,363	2,657	9.4
Restructuring expense	14,998	15,715	(717)	(4.6)
Depreciation and amortization	83,031	69,048	13,983	20.3
Consolidated AOI	$838,242	$659,479	$178,763	27.1%
AOI increased $178,763 to $838,242 for 2015 as compared to 2014. The net change by segment was as follows:

	Years Ended December 31,
	2015	2014	$ change	% change
National Networks	$810,993	$633,584	$177,409	28.0%
International and Other	29,757	24,421	5,336	21.9
Inter-segment eliminations	(2,508)	1,474	(3,982)	(270.1)
AOI	$838,242	$659,479	$178,763	27.1%
National Networks AOI increased due to an increase in revenues, net of $391,445, partially offset by an increase in technical and operating expenses of $135,014 resulting primarily from an increase in program rights expense and an increase in selling, general and administrative expenses of $79,022. These changes are affected by the timing of the acquisition of BBC AMERICA on October 23, 2014.
International and Other AOI increased due to an increase in revenues, net of $18,357 and a decrease in selling, general and administrative expenses of $6,071, partially offset by an increase in technical and operating expenses of $19,092. These changes are affected by the timing of the acquisition of Chellomedia on January 31, 2014 and smaller acquisitions which occurred in 2015 and 2014. In addition, foreign currency translation had an unfavorable impact on AOI of approximately $12,000.
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
Income tax expense
Income tax expense attributable to continuing operations was $201,090 for the year ended December 31, 2015, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $15,229, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $10,996, state income tax expense of $11,555, tax expense of $7,944 resulting from an increase in the valuation allowance relating primarily to certain foreign and local income tax credit carry forwards and tax expense of $2,841 related to uncertain tax positions, including accrued interest.
Income tax expense attributable to continuing operations was $129,155 for the year ended December 31, 2014, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $9,873, tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $7,407, tax benefit of $5,065 related to uncertain tax positions, including accrued interest, state income tax expense of $7,941 and tax expense of $5,705 resulting from an increase in the valuation allowance relating primarily to certain foreign and local income tax credit carry forwards. The tax benefit relating to reductions in uncertain tax positions is primarily due to an audit settlement.
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
On March 23, 2016, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered debt securities. In connection with the Shelf Registration, on March 30, 2016, we issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). We used a portion of the net proceeds of this offering to make a cash tender (“Tender Offer”) for our outstanding 7.75% senior notes due 2021 (the “7.75% Notes”) at a price of $1,058.57 per $1,000 principal amounts of notes plus accrued and unpaid interest. Pursuant to the Tender Offer, we purchased approximately $654,000 principal amount of the 7.75% Notes for a purchase price of approximately $703,000 including accrued and unpaid interest of $10,567 and related fees. On June 9, 2016, the Company gave notice to the remaining holders of its 7.75% Notes of its intent to redeem all outstanding 7.75% Notes on July 15, 2016 (the “Redemption Date”) and on July 15, 2016, the Company redeemed the remaining $45,551 of the 7.75% Notes then outstanding at a redemption price equal to 103.875% of the principal amount thereof (plus accrued and unpaid interest thereon to the Redemption Date). None of the 7.75% Notes remain outstanding. See “Debt Financing Agreements” below.
On March 4, 2016, our Board of Directors authorized the 2016 Stock Repurchase Program. Through February 17, 2017, we have repurchased 4,943,871 shares of our Class A common stock for $268,653.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, repurchases of outstanding debt and common stock and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2017. The current portion of long-term debt is $222,000, which consists of required principal payments on our Term Loan A facility over the next twelve months. Additionally, in 2016 we incurred increased capital expenditures as compared to historical years primarily related to investments in our broadcasting and technology facilities.
As of December 31, 2016, our consolidated cash and cash equivalents balance includes amounts with a value of approximately $106,466 held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $80,000 as of December 31, 2016. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
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
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) continuing operations and discontinued operations for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Continuing operations:
Cash flow provided by operating activities	$514,325	$370,039	$375,762
Cash flow used in investing activities	(174,574)	(116,770)	(1,223,210)
Cash flow provided by (used in) financing activities	(153,864)	(127,279)	574,877
Net increase (decrease) in cash from continuing operations	185,887	125,990	(272,571)
Discontinued operations:
Net decrease in cash flow from discontinued operations	$—	$—	$(2,955)
Continuing Operations
Operating Activities
Net cash provided by operating activities amounted to $514,325 for the year ended December 31, 2016 as compared to $370,039 for the year ended December 31, 2015. In 2016, net cash provided by operating activities resulted from $1,462,959 of net income before amortization of program rights, depreciation and amortization, loss on extinguishment of debt, impairment charges and other non-cash items, which was partially offset by payments for program rights of $973,193. Additionally, income taxes payable increased $43,153 and accounts payable, accrued expenses and other liabilities increased $33,115 primarily due to higher accrued participation and residuals, partially offset by lower employee related liabilities at December 31, 2016 as compared to the prior year. Accounts receivable, trade, increased $30,050 at December 31, 2016 as compared to the prior year primarily driven by higher revenues as well as timing of cash receipts. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $21,659.
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

Investing Activities
Net cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 was $174,574, $116,770 and $1,223,210, respectively. In 2016, net cash used in investing activities was primarily related to investments of $95,000 which included the RLJE term loans and the purchase of a minority investment, and capital expenditures of $79,220, primarily related to modernization and improvements of facilities and equipment.
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
Financing Activities
Net cash (used in) provided by financing activities amounted to $(153,864) for the year ended December 31, 2016 as compared to $(127,279) for the year ended December 31, 2015 and $574,877 for the year ended December 31, 2014. In 2016, financing activities primarily consisted of cash provided by the issuance of $1,000,000 of 5.00% Notes, net of an issuance discount of $17,500, offset by principal payments on long term debt of $848,000 which included $700,000 for the repayment of the Company’s 7.75% Notes, as well as scheduled repayments of principal on the Company’s Term A loan facility of $148,000. In addition, net cash used in financing activities includes purchases of Class A Common Stock of $223,237 under our 2016 Stock Repurchase Program, premium payments and fees for the Tender Offer and redemption of the 7.75% Notes of $40,954, taxes paid in lieu of shares issued for equity-based compensation of $10,822, distributions to a noncontrolling member of $9,010 and principal payments on capital lease obligations of $4,288.
Net cash used in financing activities amounted to $127,279 for the year ended December 31, 2015 was driven by repayment of long-term debt and promissory notes of $114,000 as well as taxes paid in lieu of shares issued for equity-based compensation of $14,452.
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
The amended and restated credit agreement provides the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility provided under the Original Credit Facility, (b) a subsequent $600,000 term loan A (together with clause (a), the “Term Loan A Facility”) which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to consummation of the Chellomedia acquisition (see Note 3 in the accompanying consolidated financial statements), and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018.
The revolving credit facility was not drawn upon at December 31, 2016. Total undrawn revolver commitments are available to be drawn for our general corporate purposes.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $9,266 for the year ended December 31, 2014, which are amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2016, the interest rate on the Term Loan A Facility was 2.15%, reflecting a Eurodollar Rate plus the additional rate as described herein.

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
AMC Networks was in compliance with all of its covenants under the Credit Facility as of December 31, 2016.
5.00% Notes due 2024
On March 30, 2016, AMC Networks issued the 5.00% Notes and used $703,000 of the net proceeds of this offering to make a cash tender (“Tender Offer”) for the 7.75% Notes. In addition, $45,551 of the proceeds from the issuance of the 5.00% Notes was used for the redemption of the 7.75% Notes not tendered. The remaining proceeds of the 5.00% Notes are to be used for general corporate purposes. The 5.00% Notes were issued pursuant to an indenture dated as of March 30, 2016 (the “5.00% Notes Indenture”).
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
7.75% Senior Notes due 2021
On June 30, 2011, AMC Networks issued $700,000 in aggregate principal amount of its 7.75% senior notes, net of an original issue discount of $14,000, due July 15, 2021 (the “7.75% Notes”) to CSC Holdings, as partial consideration for the transfer to AMC Networks of the businesses included in the Distribution in June 2011. CSC Holdings used the 7.75% Notes to satisfy and discharge outstanding CSC Holdings debt. The recipients of the 7.75% Notes or their affiliates then offered the 7.75% Notes to investors, through an offering memorandum dated June 22, 2011, which ultimately resulted in the 7.75% Notes being held by third party investors.
The 7.75% Notes were issued under an indenture dated as of June 30, 2011 (the “7.75% Notes Indenture”).

In connection with the issuance of the 7.75% Notes, AMC Networks incurred deferred financing costs of $1,533.
In 2016, AMC Networks used a portion of the net proceeds of the 5.00% Notes to retire all of the 7.75% Notes. In connection with the retirement of the 7.75% Notes, the Company recorded a loss on extinguishment of debt of $50,639 for the year ended December 31, 2016 which included $40,954 related to the excess of the redemption price, premium paid and related fees, and the write-off of unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,715 and $970, respectively.
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
AMC Networks was in compliance with all of its covenants under its 4.75% Notes Indenture as of December 31, 2016.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2016 are summarized in the following table:

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:
Principal payments	$2,858,000	$222,000	$1,036,000	$—	$1,600,000
Interest payments (1)	613,499	107,894	207,605	157,000	141,000
Program rights obligations	699,020	300,845	289,717	98,533	9,925
Purchase obligations (2)	991,231	288,868	173,917	67,735	460,711
Operating lease obligations	250,791	25,185	53,866	47,323	124,417
Guarantees (3)	75,574	75,574	—	—	—
Capital lease obligations (4)	41,533	5,443	10,700	7,358	18,032
Total	$5,529,648	$1,025,809	$1,771,805	$377,949	$2,354,085

(1)	Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2016.

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
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2016, the liability for uncertain tax positions was $18,065, excluding the related accrued interest liability of $3,044 and deferred tax assets of $6,375. See Note 14 to the accompanying consolidated financial statements for further discussion of the Company’s income taxes.
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
In connection with our investment in Funny or Die, Inc., we may be obligated to increase our investment over time.
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
Impairment of Long-Lived and Indefinite-Lived Intangible Assets
AMCNI – DMC Impairment Charge
In connection with the preparation of the Company's fourth quarter financial information, the Company recorded impairment charges relating to goodwill and certain long-lived assets at AMCNI – DMC. For additional information, see “ — Consolidated Results of Operations” above and Notes 7 and 8 to the accompanying consolidated financial statements.
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
The carrying amount of goodwill, by operating segment is as follows:

December 31, 2016
National Networks	$242,303
International and Other	415,405
$657,708
Based on our annual impairment test for goodwill as of December 1, 2016, no additional impairment charge was required for any of the reporting units. We performed a qualitative assessment for all reporting units, other than the International Programming Networks reporting unit. The qualitative assessment included, but was not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. We performed a quantitative assessment for the International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of the International Programming Networks reporting unit decreased by 14%, we would be required to perform step-two of the quantitative assessment.
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
Useful Lives of Finite-Lived Intangible Assets
We have recognized intangible assets for affiliation agreements and affiliate relationships, advertiser relationships and other intangible assets as a result of our accounting for business combinations. We have determined that such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangible assets at December 31, 2016 are as follows:

	Net Carrying Value at, December 31, 2016	Estimated Useful Lives in Years
Affiliate and customer relationships	$376,060	10 to 25 years
Advertiser relationships	37,084	11 years
Trade names	43,413	12 to 20 years
Other amortizable intangible assets	9,211	15 years
	$465,768
The useful lives for the affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements we had in place with our major distributors at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. We have been successful in renewing our major affiliation agreements and maintaining customer relationships in the past and believe we will be able to renew our major affiliation agreements and maintain those customer relationships in the future. However, it is possible that we will not successfully renew such agreements as they expire or that if we do, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business and the carrying values of the related intangible assets.
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
Our owned original programming is primarily produced by production companies, with the remainder produced by us. Owned original programming costs, including certain development and estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue, and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. We periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the program right to its fair value. We believe the most sensitive factor affecting our estimate of ultimate revenues is the program’s audience ratings. A program’s strong performance could result in increased usage and increased revenues in a particular period resulting in accelerated amortization of production costs in that period. Poor ratings may result in the reduction of planned usage or the abandonment of a program, which would require a write-off of any unamortized production costs. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Historically, other than in instances of write-offs, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Any capitalized pilot costs for programs that we determine will not be produced are also written off. Program rights write-offs of $26,184, $43,196 and $44,204 were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for the Company in the first quarter of 2020, with early adoption permitted for any impairment tests performed after a testing date of January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, therefore eliminating the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Any adjustments as a result of adoption are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 is effective for the first quarter of 2017. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands the required disclosures to include the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard is effective for the Company in the first quarter of 2018. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
The Company established an implementation team and performed an analysis of each of our revenue streams to assess the impact of the standard on our various revenue contracts, and analyze our current accounting policies and practices to identify potential differences that would result from the implementation of the standard. During 2016, the Company made significant progress toward completing its evaluation of the potential changes from adopting the standard on its financial reporting and disclosures. Specifically, the Company has completed an initial assessment of each of its revenue streams and has begun drafting its revenue recognition policy under the new standard. However, there are a few areas that remain subject to further clarification with respect to the implementation of the new standard on certain of our revenue streams. The Company has been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on industry specific interpretative issues.
While significant progress has been made, our final evaluation of the impact of the new revenue standard is ongoing and will continue throughout 2017, including making a final determination about our implementation approach.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2016, the fair value of our fixed rate debt of $1,608,500 was more than its carrying value of $1,574,088 by $34,412. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2016 would increase the estimated fair value of our fixed rate debt by approximately $69,000 to approximately $1,678,000.
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
As of December 31, 2016, we have $2,819,263 of debt outstanding (excluding capital leases), of which $1,245,175 outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2016 would increase our annual interest expense by approximately $12,452.
As of December 31, 2016, we have interest rate swap contracts outstanding with notional amounts aggregating $300,000. The aggregate fair values of interest rate swap contracts at December 31, 2016 was a net asset of $709. As a result of these transactions, the interest rate paid on approximately 66% of our debt (excluding capital leases) as of December 31, 2016 is effectively fixed (56% being fixed rate obligations and 10% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized gains, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $391 and is included in accumulated other comprehensive loss. At December 31, 2016, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
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
The Company recognized $38,951, $21,990 and $23,729 of foreign currency transaction losses for the years ended December 31, 2016, 2015, and 2014, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statement of income.
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
Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 66 of this Annual Report, and are incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report appearing on page F-1.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2016 (the “2017 Proxy Statement”), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2017 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2017 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2017 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information relating to principal accounting fees and services will be included in the 2017 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:

(1)	The financial statements as indicated in the index set forth on page 66.

(2)	Financial statement schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

Item 16. Form 10-K Summary.
None.

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

10.10
Restricted Stock Units Agreement dated April 25, 2014, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2014).

10.11
Amended and Restated Employment Agreement dated October 13, 2016 by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2016).

10.12
Amended and Restated Employment Agreement dated April 13, 2016 by and between AMC Networks Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016).

10.13
Amended and Restated Employment Agreement dated April 13, 2016 by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2016).

10.14
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

10.16
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

10.17	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18
Form of Performance Award Agreement under the Amended and Restated 2011 Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.19
Form of Restricted Stock Units Award Agreement under the Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.20
Form of Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.21
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Employee Stock Plan (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.22
Restricted Stock Unit Agreement dated October 13, 2016, between AMC Networks Inc. and Edward A,. Carroll (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 14, 2016).

10.23	Employment Agreement dated June 27, 2016, between AMC Networks Inc. and Christian Wymbs (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2016).

10.24	AMC Networks Inc. 2016 Employee Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 26, 2016).

10.25	AMC Networks Inc. 2016 Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 28, 2016).

10.26	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 24, 2017	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 24, 2017
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	February 24, 2017
Sean S. Sullivan	(Principal Financial Officer)

/s/ Christian B. Wymbs	Executive Vice President and Chief Accounting Officer	February 24, 2017
Christian B. Wymbs	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 24, 2017
Charles F. Dolan

/s/ William J. Bell	Director	February 24, 2017
William J. Bell

/s/ James L. Dolan	Director	February 24, 2017
James L. Dolan

/s/ Kristin A. Dolan	Director	February 24, 2017
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 24, 2017
Marianne Dolan Weber

Name	Title	Date

/s/ Patrick F. Dolan	Director	February 24, 2017
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 24, 2017
Thomas C. Dolan

/s/ Jonathan F. Miller	Director	February 24, 2017
Jonathan F. Miller

/s/ Brian G. Sweeney	Director	February 24, 2017
Brian G. Sweeney

/s/ Vincent Tese	Director	February 24, 2017
Vincent Tese

/s/ Leonard Tow	Director	February 24, 2017
Leonard Tow

/s/ David E. Van Zandt	Director	February 24, 2017
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 24, 2017
Carl E. Vogel

/s/ Robert C. Wright	Director	February 24, 2017
Robert C. Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:

We have audited AMC Networks Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Networks Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, AMC Networks Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Networks Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
AMC Networks Inc.:

We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Networks Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Networks Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2017

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$481,389	$316,321
Accounts receivable, trade (less allowance for doubtful accounts of $6,064 and $4,307)	700,655	674,611
Amounts due from related parties, net	508	4,062
Current portion of program rights, net	441,130	453,157
Prepaid expenses and other current assets	72,661	72,989
Total current assets	1,696,343	1,521,140
Property and equipment, net	166,636	163,860
Program rights, net	1,108,586	1,027,394
Deferred carriage fees, net	43,886	50,069
Intangible assets, net	485,809	549,180
Goodwill	657,708	736,275
Deferred tax asset, net	8,598	10,765
Other assets	313,029	191,926
Total assets	$4,480,595	$4,250,609
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$88,677	$71,148
Accrued liabilities	284,429	254,032
Current portion of program rights obligations	300,845	289,897
Deferred revenue	53,643	64,229
Current portion of long-term debt	222,000	148,000
Current portion of capital lease obligations	4,584	3,561
Total current liabilities	954,178	830,867
Program rights obligations	398,175	440,591
Long-term debt, net	2,597,263	2,519,808
Capital lease obligations	35,282	29,779
Deferred tax liability, net	145,791	122,981
Other liabilities	132,219	103,530
Total liabilities	4,262,908	4,047,556
Commitments and contingencies
Redeemable noncontrolling interests	219,331	211,691
Stockholders’ deficiency:
Class A Common Stock, $0.01 par value, 360,000,000 shares authorized, 62,408,868 and 62,120,102 shares issued and 57,079,039 and 60,909,831 shares outstanding, respectively	624	621
Class B Common Stock, $0.01 par value, 90,000,000 shares authorized, 11,484,408 and 11,484,408 shares issued and outstanding, respectively	115	115
Preferred stock, $0.01 par value, 45,000,000 shares authorized; none issued	—	—
Paid-in capital	142,798	123,157
Accumulated earnings	295,409	24,880
Treasury stock, at cost (5,329,829 and 1,210,271 shares Class A Common Stock, respectively)	(275,230)	(51,993)
Accumulated other comprehensive loss	(193,798)	(136,057)
Total AMC Networks stockholders’ deficiency	(30,082)	(39,277)
Non-redeemable noncontrolling interests	28,438	30,639
Total stockholders’ deficiency	(1,644)	(8,638)
Total liabilities and stockholders’ deficiency	$4,480,595	$4,250,609
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2016	2015	2014
Revenues, net (including revenues, net from related parties of $15,873, $27,508 and $28,089, respectively)	$2,755,654	$2,580,935	$2,175,641
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,279,984	1,137,133	983,575
Selling, general and administrative (including charges from related parties of $3,086, $4,903 and $3,217, respectively)	636,028	636,580	560,950
Depreciation and amortization	84,778	83,031	69,048
Impairment charges	67,805	—	—
Restructuring expense	29,503	14,998	15,715
Total operating expenses	2,098,098	1,871,742	1,629,288
Operating income	657,556	709,193	546,353
Other income (expense):
Interest expense	(123,632)	(128,135)	(130,262)
Interest income	5,064	2,427	1,433
Loss on extinguishment of debt	(50,639)	—	—
Miscellaneous, net	(33,524)	(691)	(20,496)
Total other income (expense)	(202,731)	(126,399)	(149,325)
Income from continuing operations before income taxes	454,825	582,794	397,028
Income tax expense	(164,862)	(201,090)	(129,155)
Income from continuing operations	289,963	381,704	267,873
Loss from discontinued operations, net of income taxes	—	—	(3,448)
Net income including noncontrolling interests	289,963	381,704	264,425
Net income attributable to noncontrolling interests	(19,453)	(14,916)	(3,628)
Net income attributable to AMC Networks’ stockholders	$270,510	$366,788	$260,797

Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$3.77	$5.06	$3.67
Loss from discontinued operations	$—	$—	$(0.05)
Net income	$3.77	$5.06	$3.62

Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$3.74	$5.01	$3.63
Loss from discontinued operations	$—	$—	$(0.05)
Net income	$3.74	$5.01	$3.58

Weighted average common shares:
Basic weighted average common shares	71,746	72,420	72,000
Diluted weighted average common shares	72,410	73,190	72,854

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	2016	2015	2014
Net income including noncontrolling interests	$289,963	$381,704	$264,425
Other comprehensive (loss) income:
Foreign currency translation adjustment	(45,426)	(55,852)	(74,758)
Unrealized gain on interest rate swaps	22	3,365	4,320
Other comprehensive loss, before income taxes	(45,404)	(52,487)	(70,438)
Income tax expense	(12,337)	(4,322)	(4,315)
Other comprehensive loss, net of income taxes	(57,741)	(56,809)	(74,753)
Comprehensive income	232,222	324,895	189,672
Comprehensive income attributable to noncontrolling interests	(16,491)	(13,123)	(1,304)
Comprehensive income attributable to AMC Networks’ stockholders	$215,731	$311,772	$188,368
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Deficiency	Non-redeemable Noncontrolling Interests	Total Stockholders’ Deficiency
Balance, December 31, 2013	$617	$115	$64,731	$(602,686)	$(29,801)	$(4,495)	$(571,519)	$—	$(571,519)
Net income attributable to AMC Networks’ stockholders	—	—	—	260,797	—	—	260,797	—	260,797
Non-redeemable noncontrolling interests acquired	—	—	—	—	—	—	—	22,038	22,038
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(703)	(703)
Contribution from noncontrolling member	—	—	—	—	—	—	—	835	835
Adjustment to issuance of members' interest by subsidiary, net	—	—	(312)	—	—	—	(312)	—	(312)
Other comprehensive income	—	—	—	—	—	(74,753)	(74,753)	(2,324)	(77,077)
Share-based compensation expense	—	—	28,363	—	—	—	28,363	—	28,363
Proceeds from the exercise of stock options	1	—	1,102	—	—	—	1,103	—	1,103
Treasury stock acquired from forfeitures and acquisition of restricted shares	—	—	—	—	(22,192)	—	(22,192)	—	(22,192)
Restricted stock units converted to shares	—	—	(40)	—	—	—	(40)	—	(40)
Excess tax benefits on share-based awards	—	—	6,798	—	—	—	6,798	—	6,798
Balance, December 31, 2014	618	115	100,642	(341,889)	(51,993)	(79,248)	(371,755)	19,846	(351,909)
Net income attributable to AMC Networks’ stockholders	—	—	—	366,788	—	—	366,788	—	366,788
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	6,587	6,587
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,677	4,677
Contribution from noncontrolling member	—	—	—	—	—	—	—	1,322	1,322
Other	—	—	—	(19)	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	—	—	(56,809)	(56,809)	(1,793)	(58,602)
Share-based compensation expense	—	—	31,020	—	—	—	31,020	—	31,020
Proceeds from the exercise of stock options	1	—	1,339	—	—	—	1,340	—	1,340
Restricted stock units converted to shares	2	—	(14,454)	—	—	—	(14,452)	—	(14,452)
Excess tax benefits on share-based awards	—	—	4,610	—	—	—	4,610	—	4,610
Balance, December 31, 2015	621	115	123,157	24,880	(51,993)	(136,057)	(39,277)	30,639	(8,638)
Net income attributable to AMC Networks’ stockholders	—	—	—	270,510	—	—	270,510	—	270,510
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	(97)	(97)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,784	2,784
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,926)	(1,926)
Treasury stock not yet settled and other	—	—	(10,454)	19	—	—	(10,435)	—	(10,435)
Other comprehensive income	—	—	—	—	—	(57,741)	(57,741)	(2,962)	(60,703)
Share-based compensation expense	—	—	38,897	—	—	—	38,897	—	38,897
Proceeds from the exercise of stock options	1	—	1,227	—	—	—	1,228	—	1,228
Treasury stock acquired	—	—	—	—	(223,237)	—	(223,237)	—	(223,237)
Restricted stock units converted to shares	2	—	(10,824)	—	—	—	(10,822)	—	(10,822)
Excess tax benefits on share-based awards	—	—	795	—	—	—	795	—	795
Balance, December 31, 2016	624	115	142,798	295,409	(275,230)	(193,798)	(30,082)	28,438	(1,644)
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$289,963	$381,704	$264,425
Loss from discontinued operations	—	—	3,448
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	84,778	83,031	69,048
Impairment charges	67,805	—	—
Share-based compensation expense related to equity classified awards	38,897	31,020	28,363
Amortization and write-off of program rights	862,302	748,545	629,846
Amortization of deferred carriage fees	16,990	16,018	11,362
Unrealized foreign currency transaction loss	37,770	26,775	23,292
Unrealized (gain) loss on derivative contracts, net	(1,920)	2,015	(1,780)
Amortization and write-off of deferred financing costs and discounts on indebtedness	9,341	9,003	8,676
Loss on extinguishment of debt	50,639	—	—
Provision for doubtful accounts	1,924	1,705	1,028
Deferred income taxes	11,642	19,616	1,207
Excess tax benefits from share-based compensation arrangements	(789)	(4,610)	(6,798)
Gain on investments	—	(16,632)	(4,789)
Other, net	(6,383)	857	3,914
Changes in assets and liabilities:
Accounts receivable, trade	(30,050)	(111,005)	(72,984)
Amounts due from related parties, net	3,554	41	2,768
Prepaid expenses and other assets	(4,981)	(24,355)	(3,869)
Program rights and obligations, net	(973,193)	(839,123)	(690,237)
Income taxes payable	43,153	(4,796)	24,140
Deferred revenue	(9,836)	27,495	10,293
Deferred carriage fees, net	(10,396)	(19,616)	(13,063)
Accounts payable, accrued expenses and other liabilities	33,115	42,351	87,472
Net cash provided by operating activities	514,325	370,039	375,762
Cash flows from investing activities:
Capital expenditures	(79,220)	(68,321)	(39,739)
Payments for acquisitions, net of cash acquired	(354)	(24,199)	(1,184,587)
Investments in and loans to investees	(95,000)	(24,250)	(5,375)
Proceeds from insurance settlements	—	—	654
Proceeds from the sale of an investment	—	—	5,837
Net cash used in investing activities	(174,574)	(116,770)	(1,223,210)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	600,000
Repayment of long-term debt	(848,000)	(74,000)	—
Payment of promissory note	—	(40,000)	—
Premium and fees paid on extinguishment of debt	(40,954)	—	—
Payments for financing costs	(2,070)	—	(9,266)
Deemed repurchase of restricted stock/units	(10,822)	(14,452)	(22,192)
Purchase of treasury stock	(223,237)	—	—
Proceeds from stock option exercises	1,228	1,340	1,103
Excess tax benefits from share-based compensation arrangements	789	4,610	6,798
Principal payments on capital lease obligations	(4,288)	(2,945)	(2,401)
Distributions to noncontrolling interest	(9,010)	(3,154)	—
Contributions from noncontrolling interest	—	1,322	835
Net cash (used in) provided by financing activities	(153,864)	(127,279)	574,877
Net increase (decrease) in cash and cash equivalents from continuing operations	185,887	125,990	(272,571)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,955)
Net decrease in cash and cash equivalents from discontinued operations	—	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(20,819)	(11,036)	(45,058)
Cash and cash equivalents at beginning of year	316,321	201,367	521,951
Cash and cash equivalents at end of year	$481,389	$316,321	$201,367
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
AMC Networks Inc. (“AMC Networks”) and its subsidiaries (collectively referred to as the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Includes activities of our programming businesses, which include our five programming networks, distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our AMC Studios operations within the National Networks segment also sell rights worldwide to their owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the valuation of acquisition-related assets and liabilities, derivative assets and liabilities, certain stock compensation awards, the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets, valuation and recoverability of goodwill and intangible assets and income tax assets and liabilities.
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation, including the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.
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
Distribution
The Company recognizes revenue from distributors that carry the Company’s programming services under multi-year contracts, commonly referred to as “affiliation agreements.” The programming services are delivered throughout the terms of the agreements and the Company recognizes revenue as programming is provided. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee. Revenue from video on demand

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

and similar pay-per-view arrangements is recognized as programming is exhibited based on end-customer purchases as reported by the distributor. Revenue derived from other sources is recognized when delivery occurs or the services are rendered.
Advertising
Advertising revenues are recognized, net of agency commissions, when commercials are aired. In most advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time or the guarantee obligation contractually expires.
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
Technical and Operating Expenses
Costs of revenues, including but not limited to programming expense, primarily consisting of amortization or write-offs of programming rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program operating costs, such as origination, transmission, uplinking and encryption, are classified as technical and operating expenses in the consolidated statements of income.
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $222,067, $210,929 and $178,068 for the years ended December 31, 2016, 2015 and 2014, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and are recorded to selling, general and administrative expenses in the consolidated statements of income.
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
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction losses (realized and unrealized) of $38,951, $21,990 and $23,729 for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in miscellaneous, net in the consolidated statements of income.

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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2016 and 2015, the Company had $114,258 and $79,048, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.
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
The Company’s owned original programming is primarily produced by production companies, with the remainder produced by the Company. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the Company’s current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to fair value.
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. See Note 5 for further discussion regarding program rights write-offs.
Investments
The Company holds investments in equity method and cost method investees and other marketable securities.
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Investments in entities or other securities in which the Company has no control or significant influence and is not the primary beneficiary are accounted for at fair value or cost. Investments in equity securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income. For investments classified as available-for-sale securities, which include investments in common stock, unrealized gains and losses are recorded net of income taxes in other comprehensive (loss) income until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of miscellaneous, net in the consolidated statements of income. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis. Cost method investments are recorded at the lower of cost or fair value. If declines in the value of cost method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of miscellaneous, net in the consolidated statements of income.
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
The Company reviews its long-lived assets (property and equipment, and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. See Notes 7 and 8 for further discussion regarding impairment charges recorded for the year ended December 31, 2016 relating to long-lived assets associated with the Company's AMCNI – DMC asset group.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill
Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances.
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test is a two-step process. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value utilizing an enterprise-value based approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. See Note 8 for further discussion regarding impairment charges recorded for the year ended December 31, 2016 relating to goodwill associated with the Company's AMCNI – DMC reporting unit.
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
Derivative Financial Instruments
The Company’s derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company’s embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense, for interest rate swap contracts and miscellaneous, net, for foreign currency and other derivative contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 12 for a further discussion of the Company’s derivative financial instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2016 and 2015, one customer accounted for 19% and 17%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets).
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
Net Income per Share
The consolidated statements of income present basic and diluted net income per share (“EPS”). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks stock options and restricted shares/units.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	71,746,000	72,420,000	72,000,000
Effect of dilution:
Stock options	13,000	148,000	225,000
Restricted shares/units	651,000	622,000	629,000
Diluted weighted average shares outstanding	72,410,000	73,190,000	72,854,000
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
Stock Repurchase Program
On March 4, 2016, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of its outstanding shares of common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2016 , the Company repurchased 4,119,558 shares of its Class A common stock at an average purchase price of approximately $54.19 per share. As of December 31, 2016, the Company has $276,763 available for repurchase under the 2016 Stock Repurchase Program.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2013	60,794,114	11,484,408
Employee and non-employee director stock transactions*	(241,441)	—
Balance at December 31, 2014	60,552,673	11,484,408
Employee and non-employee director stock transactions*	357,158	—
Balance at December 31, 2015	60,909,831	11,484,408
Share repurchases	(4,119,558)	—
Employee and non-employee director stock transactions*	288,766	—
Balance at December 31, 2016	57,079,039	11,484,408
*Reflects common stock activity in connection with employee stock option exercises and restricted shares granted to employees, as well as in connection with the fulfillment of employees’ statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted shares.
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for the Company in the first quarter of 2020, with early adoption permitted for any impairment tests performed after a testing date of January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

and includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, therefore eliminating the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Any adjustments as a result of adoption are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 is effective for the first quarter of 2017. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands the required disclosures to include the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard is effective for the Company in the first quarter of 2018. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
The Company established an implementation team and performed an analysis of each of our revenue streams to assess the impact of the standard on our various revenue contracts, and analyze our current accounting policies and practices to identify potential differences that would result from the implementation of the standard. During 2016, the Company made significant progress toward completing its evaluation of the potential changes from adopting the standard on its financial reporting and disclosures. Specifically, the Company has completed an initial assessment of each of its revenue streams and has begun drafting its revenue recognition policy under the new standard. However, there are a few areas that remain subject to further clarification with respect to the implementation of the new standard on certain of our revenue streams. The Company has been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on industry specific interpretative issues.
While significant progress has been made, our final evaluation of the impact of the new revenue standard is ongoing and will continue throughout 2017, including making a final determination about our implementation approach.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 3. Acquisitions
BBC AMERICA
On October 23, 2014, the Company, through a wholly-owned subsidiary, AMC New Video Holdings LLC ("AMC New Video"), entered into a membership interest purchase agreement (the "Purchase Agreement”) with BBC Worldwide Americas, Inc. ("BBCWA"), pursuant to which AMC New Video acquired 49.9% of the limited liability company interests of New Video Channel America, L.L.C. ("New Video"), that owns the cable channel BBC AMERICA, for a purchase price of $200,000 (the "Purchase Price"). The Company funded the Purchase Price with cash on hand and a $40,000 promissory note payable on April 23, 2015. In addition to the Purchase Agreement, such subsidiary entered into a Second Amended and Restated Limited Liability Company Agreement with BBCWA and one of its affiliates that sets forth certain rights and obligations of the parties, including certain put rights. The Company has operational control of New Video and the BBC AMERICA channel and as a result consolidates the results of the joint venture from the date of closing. The joint venture is included in the National Networks operating segment. The Company views this joint venture as an important addition to its overall channel portfolio and programming content strategy.
The goodwill associated with the New Video acquisition is generally deductible for tax purposes.
Chellomedia
On January 31, 2014, certain subsidiaries of AMC Networks purchased substantially all of Chellomedia (a combination of certain programming and content distribution subsidiaries and assets purchased from Liberty Global plc) for a purchase price of €750 million (approximately $1.035 billion). The Company funded the purchase price with cash on hand and an additional $600 million borrowed under its Term Loan A Facility (see Note 10).
The acquisition provided AMC Networks with television channels that are distributed in over 130 countries and span a wide range of programming genres, most notably movie and entertainment networks. The acquisition is included in the International and Other segment. The Company views this acquisition as an important part of its long-term strategy of expanding the Company's business internationally.
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
Note 4. Restructuring
In 2016, the Company launched a restructuring initiative that involved modifications to the organizational structure of the Company and is expected to result in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. The year ended December 31, 2016 also included the impact of elimination of distribution of certain channels in certain territories. Restructuring activities in 2015 and 2014 primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company and the elimination of distribution in certain territories.
The following table summarizes the restructuring expense recognized by operating segment:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
National Networks	$8,516	$3,194	$3,664
International & Other	20,987	11,804	12,051
Total restructuring expense	$29,503	$14,998	$15,715
Restructuring expense in the International and Other segment includes corporate headquarter related charges.
The following table summarizes the accrued restructuring costs:

	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2014	$6,525	$885	$7,410
Charges	11,189	3,809	14,998
Cash payments	(8,113)	(396)	(8,509)
Non-cash adjustments	—	(3,530)	(3,530)
Currency translation	(103)	(256)	(359)
Balance at December 31, 2015	$9,498	$512	$10,010
Charges	23,557	5,946	29,503
Cash payments	(20,871)	(935)	(21,806)
Non-cash adjustments	12	(5,315)	(5,303)
Currency translation	(90)	(3)	(93)
Balance at December 31, 2016	$12,106	$205	$12,311
Accrued liabilities for restructuring costs are included in accrued liabilities in the consolidated balance sheet at December 31, 2016.
Note 5. Program Rights and Obligations
Program Rights
Owned original program rights, net is comprised of $230,289 of completed programming and $211,352 of in-production programming at December 31, 2016 and is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 93% of unamortized owned original programming costs, as of December 31, 2016, will be amortized within the next three years. The Company expects to amortize approximately $139,562 of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $26,184, $43,196 and $44,204 were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Program Rights Obligations
Amounts payable subsequent to December 31, 2016 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,
2017	$300,845
2018	164,211
2019	125,506
2020	71,199
2021	27,334
Thereafter	9,925
$699,020
Note 6. Investments
The Company holds several investments and loans in non-consolidated entities.
RLJE
On October 14, 2016 (the “Closing Date”), Digital Entertainment Holdings LLC (“DEH”), a wholly owned subsidiary of the Company, and RLJ Entertainment, Inc. (“RLJE”) entered into a Credit and Guaranty agreement (the “Credit Agreement”) pursuant to which DEH provided term loans totaling $65,000 to RLJE and DEH received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”).
The Credit Agreement consists of a term loan in the principal amount of $5,000 (the “Tranche A Loan”) with a maturity of one year and a term loan in the principal amount of $60,000 (the “Tranche B Loan” and together with the Tranche A Loan, the “RLJE Term Loans”) with a maturity of seven years.  The Tranche A Loan bears interest at a rate of 7.00% per annum, with 4.00% to be paid in cash and 3.00% to be paid in shares of common stock of RLJE. The Tranche B Loan bears interest at a rate of 6.00% per annum, with 4.00% to be paid in cash and 2.00% to be paid in shares of Common Stock of RLJE. For the purposes of calculating the interest to be paid in shares of RLJE common stock, the value of such shares shall be based on a fixed $3.00 per share. Principal payments on the Tranche B loan are $15,000 due on the fifth anniversary of the Closing Date, $30,000 due on the sixth anniversary of the Closing Date and the remaining balance due on the seventh anniversary of the Closing Date. Interest on both the Tranche A Loan and the Tranche B Loan is due in arrears on a quarterly basis (commencing on the first quarter after the Closing Date). On January 30, 2017, the Company and RLJE amended the terms of the Tranche A Loan to increase the principal amount by $8,000 to $13,000 and extend the maturity to seven years.
The RLJE Warrants entitle DEH to purchase at least 20,000,000 shares of Common Stock of RLJE (the “Warrant Shares”) with an initial exercise date as of the Closing Date. The first RLJE Warrant for 5,000,000 Warrant Shares expires on the fifth anniversary of the Closing Date, the second RLJE Warrant for 10,000,000 Warrant Shares expires on the sixth anniversary of the Closing Date, and the third RLJE Warrant for 5,000,000 Warrant Shares expires on the seventh anniversary of the Closing Date. The exercise price of the RLJE Warrants is $3.00 per share, subject to certain adjustments.
The RLJE Warrants include customary anti-dilution provisions. In addition, the third RLJE Warrant also provides that the number of Warrant Shares shall be increased to the extent necessary to ensure that upon the full exercise of the RLJE Warrant, DEH shall hold at least 50.1% of the outstanding equity securities of RLJE on a fully diluted basis.
The RLJE Term Loans are included in Other assets in the consolidated balance sheet. The Company accounts for the portion of interest on the RLJE Term Loans payable in RLJE common stock as an embedded derivative. In addition, the RLJE Warrants are accounted for as derivatives. Both the RLJE Warrants and the embedded derivative for the portion of interest payable in RLJE common stock are remeasured at the end of each period with changes in fair value included in miscellaneous, net in the consolidated statement of income.
Other Investments
In 2016, the Company purchased a minority investment in Funny or Die, Inc. which is accounted for as a cost method investment. The agreement contains certain provisions under which the Company may be obligated to increase its investment over time.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The Company holds investments in a number of other non-consolidated entities, which are not significant individually or in the aggregate.
Note 7. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

	December 31,		Estimated Useful Lives
	2016	2015
Program, service and test equipment	$223,847	$199,190	2 to 5 years
Satellite equipment	51,423	42,367	13 years
Furniture and fixtures	21,471	18,846	5 to 8 years
Transmission equipment	51,954	47,218	5 years
Leasehold improvements	90,089	65,475	Term of lease
	438,784	373,096
Accumulated depreciation and amortization	(272,148)	(209,236)
	$166,636	$163,860
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $46,208, $41,037 and $38,220, for the years ended December 31, 2016, 2015 and 2014, respectively.
In the fourth quarter of 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. In connection with the preparation of the Company's fourth quarter financial information, the Company performed a recoverability test of the long-lived asset group of the AMCNI – DMC business and determined that certain long-lived assets, primarily identifiable intangible assets and analog equipment, were not recoverable. The fair value of the AMCNI – DMC asset group was measured based on an income approach (discounted cash flow valuation methodology). The Company's fourth quarter of 2016 results reflect an impairment charge of $22,909 related to property and equipment which is included in Impairment charges in the consolidated statement of income.
At December 31, 2016 and 2015, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2016	2015
Satellite equipment	$51,423	$42,367
Less accumulated amortization	(19,031)	(14,640)
	$32,392	$27,727
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

	National Networks	International and Other	Total
December 31, 2015	$244,849	$491,426	$736,275
Purchase accounting adjustments	—	(6,040)	(6,040)
Impairment charges	—	(27,244)	(27,244)
Amortization of "second component" goodwill	(2,546)	—	(2,546)
Foreign currency translation	—	(42,737)	(42,737)
December 31, 2016	$242,303	$415,405	$657,708
Purchase accounting adjustments included in the International and Other segments relate to the acquisition of two small international channels in 2015.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

In the fourth quarter of 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. As a result, the Company determined that sufficient indicators of potential impairment of goodwill existed and in connection with the preparation of the Company's fourth quarter financial information, the Company performed the two-step impairment evaluation. The fair value of the AMCNI – DMC reporting unit was measured based on an income approach (discounted cash flow valuation methodology). As a result of the impairment evaluation, it was determined that the carrying value of AMCNI – DMC's goodwill exceeded its implied fair value and the fourth quarter of 2016 results reflect an impairment charge of $27,244 for the write-down of all AMCNI – DMC related goodwill which is included in Impairment charges in the consolidated statement of income.
The reduction of $2,546 in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
Annual Impairment Test of Goodwill
Based on the Company's annual impairment test for goodwill as of December 1, 2016, no additional impairment charge was required for any of the other reporting units. The Company performed a qualitative assessment for all other reporting units, with the exception of the International Programming Networks reporting unit. The qualitative assessments included, but were not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. The Company performed a quantitative assessment for the International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of the International Programming Networks reporting unit decreased by 14%, the Company would be required to perform step-two of the quantitative assessment.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes information relating to the Company’s identifiable intangible assets:

	December 31, 2016			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$509,992	$(133,932)	$376,060	10 to 25 years
Advertiser relationships	46,282	(9,198)	37,084	11 years
Trade names	49,720	(6,307)	43,413	12 to 20 years
Other amortizable intangible assets	10,002	(791)	9,211	15 years
Total amortizable intangible assets	615,996	(150,228)	465,768
Indefinite-lived intangible assets:
Trademarks	20,041	—	20,041
Total intangible assets	$636,037	$(150,228)	$485,809
	December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$554,012	$(110,203)	$443,809
Advertiser relationships	46,282	(4,990)	41,292
Trade names	48,522	(4,353)	44,169
Other amortizable intangible assets	15	(5)	10
Total amortizable intangible assets	648,831	(119,551)	529,280
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$668,731	$(119,551)	$549,180
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2016, 2015 and 2014 was $38,570, $41,994 and $30,828, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Years Ending December 31,
2017	$35,323
2018	35,316
2019	35,303
2020	35,300
2021	34,988
Impairment Test of Long-Lived Assets
In the fourth quarter of 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets and in connection with the preparation of the Company's fourth quarter financial information, the Company performed a recoverability test of the long-lived assets of the AMCNI – DMC business and determined that certain long-lived assets, primarily identifiable intangibles and analog equipment, were not recoverable. The Company's fourth quarter of 2016 results reflect an impairment charge of $17,652 related to intangible assets which is included in Impairment charges in the consolidated statement of income.
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
Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2016	December 31, 2015
Interest	$15,770	$28,246
Employee related costs	122,590	119,931
Other accrued expenses	146,069	105,855
Total accrued liabilities	$284,429	$254,032

Note 10. Long-term Debt
The Company's long-term debt consists of:

	December 31, 2016	December 31, 2015
Senior Secured Credit Facility:
Term loan A facility	$1,258,000	$1,406,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	—
7.75% Notes due July 2021	—	700,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,858,000	2,706,000
Unamortized discount	(23,675)	(17,911)
Unamortized deferred financing costs	(15,062)	(20,281)
Long-term debt, net	2,819,263	2,667,808
Current portion of long-term debt	222,000	148,000
Noncurrent portion of long-term debt	$2,597,263	$2,519,808
Amended and Restated Senior Secured Credit Facility
On December 16, 2013, AMC Networks and its subsidiary, AMC Network Entertainment LLC (the “Borrowers”), and certain of AMC Networks’ subsidiaries, as restricted subsidiaries, entered into an amended and restated credit agreement, which provided the Borrowers with senior secured credit facilities consisting of (a) an initial $880,000 term loan A that was used by AMC Networks to retire the then outstanding term loan A facility, (b) a subsequent $600,000 term loan A (collectively, the “Term Loan A Facility”)which was drawn on January 31, 2014 upon the satisfaction of certain conditions related to the acquisition of Chellomedia (see Note 3 for further discussion regarding the acquisition of Chellomedia), and (c) a $500,000 revolving credit facility (together with the Term Loan A Facility, collectively, the “Credit Facility”). The Term Loan A Facility matures on December 16, 2019. The revolving credit facility matures on December 16, 2018 and was not drawn upon at December 31, 2016.
In connection with the Credit Facility, AMC Networks incurred deferred financing costs of $9,266 for the year ended December 31, 2014, which is being amortized to interest expense, utilizing the effective interest method, over the term of each respective component of the Credit Facility.
Borrowings under the Credit Facility bear interest at a floating rate, which at the option of the Borrowers may be either (a) a base rate plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a cash flow ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a cash flow ratio) (the “Eurodollar Rate”). At December 31, 2016, the interest rate on the Term Loan A Facility was 2.15%, reflecting a

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Eurodollar Rate plus the additional rate as described herein.
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
AMC Networks was in compliance with all financial covenants under the Credit Facility as of December 31, 2016.
5.00% Notes due 2024
On March 30, 2016, the Company issued $1,000,000 in aggregate principal amount of 5.00% senior notes, net of an issuance discount of $17,500, due 2024 (the “5.00% Notes”). AMC Networks used $703,000 of the net proceeds of this offering to make a cash tender (“Tender Offer”) for its outstanding 7.75% Senior Notes due 2021 (the "7.75% Notes"). In addition, $45,551 of the proceeds from the issuance of the 5.00% Notes was used for the redemption of the 7.75% Notes not tendered. The remaining proceeds are to be used for general corporate purposes. The 5.00% Notes were issued pursuant to an indenture dated as of March 30, 2016 (the “5.00% Notes Indenture”).
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
The 7.75% Notes were issued under an indenture dated as of June 30, 2011 (the “7.75% Notes Indenture”).
In connection with the issuance of the 7.75% Notes, AMC Networks incurred deferred financing costs of $1,533.
In 2016, the Company used a portion of the net proceeds of the 5.00% Notes to retire all of the 7.75% Notes. In connection with the retirement of the 7.75% Notes, the Company recorded a loss on extinguishment of debt of $50,639 for the year ended December 31, 2016 which includes $40,954 related to the excess of the redemption price, premium paid and related fees, and the write-off of unamortized issuance discount and deferred financing fees related to the 7.75% Notes of $8,715 and $970, respectively.
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
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2016 are as follows:

Years Ending December 31,
2017	$222,000
2018	296,000
2019	740,000
2020	—
2021	—
Thereafter	1,600,000

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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Level I	Level II	Level III	Total
At December 31, 2016:
Assets:
Cash equivalents	$65,384	$—	$—	$65,384
Interest rate swap contracts	—	1,471	—	1,471
Foreign currency derivatives	—	6,096	—	6,096
Other derivatives	—	—	12,308	12,308
Liabilities:
Interest rate swap contracts	$—	$762	$—	$762
Foreign currency derivatives	—	3,147	—	3,147
At December 31, 2015:
Assets:
Cash equivalents	$2,027	$—	$—	$2,027
Interest rate swap contracts	—	1,449	—	1,449
Foreign currency derivatives	—	4,421	—	4,421
Liabilities:
Interest rate swap contracts	$—	$2,682	$—	$2,682
Foreign currency derivatives	—	3,107	—	3,107
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
The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy. The Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the year ended December 31, 2016, the Company recorded a loss of $892 related to the RLJE Warrants which is included in Miscellaneous, net in the consolidated statement of income.
At December 31, 2016, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$1,245,175	$1,254,855
5.00% Notes due July 2021	981,949	1,002,500
4.75% Notes due December 2022	592,139	606,000
	$2,819,263	$2,863,355

	December 31, 2015
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$1,386,869	$1,370,850
7.75% Notes due July 2021	689,910	737,625
4.75% Notes due December 2022	591,029	600,000
	$2,667,808	$2,708,475
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

As of December 31, 2016, the Company had interest rate swap contracts outstanding with notional amounts aggregating $300,000, which consists of interest rate swap contracts with notional amounts of $200,000 that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $100,000 that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from July 2017 to October 2018. At December 31, 2016, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the consolidated balance sheet. In addition, the portion of interest on the RLJE Term Loans to be paid in RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the portion of interest to be paid in RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

	Balance Sheet Location	December 31,
		2016	2015
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$1,471	$1,449
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,684	1,331
Foreign currency derivatives	Other assets	4,412	3,090
Other derivatives	Other assets	12,308	—
Liabilities:
Interest rate swap contracts	Accrued liabilities	762	660
Interest rate swap contracts	Other liabilities	—	2,022
Foreign currency derivatives	Accrued liabilities	952	1,429
Foreign currency derivatives	Other liabilities	2,195	1,678

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(565)	$638	Interest expense	$(587)	$(2,727)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2016 and 2015.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2016	2015
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(238)	$(578)
Foreign currency derivatives	Miscellaneous, net	3,234	503
Other derivatives	Miscellaneous, net	(892)	—
Total		$2,104	$(75)
Note 13. Leases
Operating Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2027. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $29,414, $25,840 and $22,885, respectively.
The future minimum annual payments for the Company’s operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, at rates now in force are as follows:

2017	$25,185
2018	26,665
2019	27,201
2020	25,486
2021	21,837
Thereafter	124,417

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Capital Leases
Future minimum capital lease payments as of December 31, 2016 are as follows:

2017	$5,443
2018	5,658
2019	5,042
2020	4,267
2021	3,091
Thereafter	18,032
Total minimum lease payments	41,533
Less amount representing interest (at 8.2%-12%)	(1,667)
Present value of net minimum future capital lease payments	39,866
Less principal portion of current installments	(4,584)
Long-term portion of obligations under capital leases	$35,282
Note 14. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

	Years Ended December 31,
	2016	2015	2014
Domestic	$500,757	$566,444	$384,853
Foreign	(45,932)	16,350	12,175
Total	$454,825	$582,794	$397,028
Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$120,634	$146,915	$111,047
State	11,252	15,713	10,882
Foreign	22,946	14,508	13,837
	154,832	177,136	135,766
Deferred expense (benefit):
Federal	12,140	12,563	5,036
State	2,515	1,300	(1,373)
Foreign	(3,013)	5,753	(2,456)
	11,642	19,616	1,207
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(1,612)	4,338	(7,818)
Income tax expense	$164,862	$201,090	$129,155
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	2	2
Effect of foreign operations	(1)	(2)	(2)
Nontaxable income attributable to noncontrolling interests	(1)	(1)	(1)
Changes in the valuation allowance	5	1	1
Domestic production activity deduction	(3)	(3)	(2)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(1)	1	(1)
Other	—	1	—
Effective income tax rate	36%	34%	32%
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred Tax Asset (Liability)
Noncurrent
NOLs and tax credit carry forwards	$82,636	$83,361
Compensation and benefit plans	49,710	45,312
Allowance for doubtful accounts	421	261
Fixed assets and intangible assets	46,595	35,781
Interest rate swap contracts	2,884	2,412
Accrued interest expense	11,567	11,692
Other liabilities	20,811	17,423
Deferred tax asset	214,624	196,242
Valuation allowance	(71,563)	(54,336)
Net deferred tax asset, noncurrent	143,061	141,906
Prepaid liabilities	(819)	(820)
Fixed assets and intangible assets	(78,616)	(70,337)
Investments in partnerships	(177,376)	(154,215)
Other assets	(23,444)	(28,750)
Deferred tax liability, noncurrent	(280,255)	(254,122)
Total net deferred tax liability	$(137,194)	$(112,216)

At December 31, 2016, the Company had foreign tax credit carry forwards of approximately $40,000, expiring on various dates from 2017 through 2026, and net operating loss carry forwards of approximately $208,000 related primarily to our foreign subsidiaries. Although the net operating loss carry forward periods range from 5 years to unlimited, the deferred tax assets of approximately $41,000 for these carry forwards have been reduced by a valuation allowance of approximately $39,000 as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2016 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2016, excess tax benefits of $789 relating to share-based compensation awards and $1,609 relating to amortization of tax deductible second component goodwill were realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2016, the liability for uncertain tax positions was $18,065, excluding the related accrued interest liability of $3,044 and deferred tax assets of $6,375. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

Balance at December 31, 2015	$20,238
Increases related to current year tax positions	4,736
Increases related to prior year tax positions	892
Decreases related to prior year tax positions	(317)
Decreases due to lapse of statute of limitations	(7,484)
Balance at December 31, 2016	$18,065
Interest expense (net of the related deferred tax benefit) of $1,968 was recognized during the year ended December 31, 2016 and is included in income tax expense in the consolidated statement of income. At December 31, 2016 and 2015, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the spin-off from Cablevision except for New York City Unincorporated Business Tax. The City of New York is currently auditing the Company’s New York City Unincorporated Business Tax Return for 2014 and its General Corporation Tax Return for years 2011 and 2012. The State of Georgia is currently auditing the Company’s Corporation Tax Returns for years 2013 through 2015. The State of California is currently auditing the Company’s California Corporation Franchise or Income Tax Return for the years 2011 through 2013. The Internal Revenue Service is currently auditing the Company's U.S. Corporation Income Tax Return for 2013.
Note 15. Commitments and Contingencies
Commitments

	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$991,231	$288,868	$173,917	$67,735	$460,711
Guarantees (2)	75,574	75,574	—	—	—
Total	$1,066,805	$364,442	$173,917	$67,735	$460,711

(1)
Purchase obligation amounts not reflected on the balance sheet consist primarily of program rights obligations and transmission and marketing commitments that have not yet met the criteria to be recorded in the balance sheet.

(2)	Consists primarily of a guarantee of payments to a production service company for certain production related costs.
Legal Matters
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. The Court has not yet set a date for oral argument of the summary judgment motions. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' deficiency on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the year ended December 31, 2016 and 2015 is presented below.

Redeemable Noncontrolling Interest
December 31, 2014	$204,611
Net earnings	10,239
Distributions	(3,154)
Other	(5)
December 31, 2015	$211,691
Net earnings	16,669
Distributions	(9,010)
Other	(19)
December 31, 2016	$219,331
Note 17. Equity and Long-Term Incentive Plans
In connection with the Distribution, the Company adopted the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the “2011 Non-Employee Director Plan”) and the AMC Networks Inc. 2011 Cash Incentive Plan (the “2011 Cash Incentive Plan”). All Plans were amended and restated and approved by the Company’s shareholders on June 5, 2012. On June 8, 2016, the Company's shareholders approved the AMC Networks Inc. 2016 Employee Stock Plan (the “2016 Employee Stock Plan”) and the AMC Networks Inc. 2016 Executive Cash Incentive Plan (the "2016 Cash Incentive Plan"). Upon approval of the 2016 Employee Stock Plan, all remaining available shares under the Company's 2011 Employee Stock Plan were canceled, other than those subject to outstanding grants of restricted stock units and options. Beginning with awards in 2016, the Company’s long-term incentive program was modified and the Company issued performance restricted stock units (“PRSUs”) whereas in prior years, long-term cash performance awards were issued.
Equity Plans
The 2016 Employee Stock Plan provides for the grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards (collectively, “Awards”). Under the 2016 Employee Stock Plan, the Company may grant awards for up to 6,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments).  Equity-based awards granted under the 2016 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2016 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. For the purpose of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, awards containing performance criteria are excluded based on the maximum potential performance target that can be achieved.
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2016, there are 5,193,343 share awards available for future grant under the 2016 Employee Stock Plan.
Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, SARs and other equity-based awards. The Company may grant awards for up to 465,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2016, there are 221,058 share awards available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2016:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2014	898,854	655,843	$62.79
Granted	362,589	125,465	$72.95
Released/Vested	(317,222)	(89,929)	$46.75
Canceled/Forfeited	(90,835)	(7,986)	$65.94
Unvested award balance, December 31, 2015	853,386	683,393	$70.07
Granted	493,659	767,693	$60.73
Released/Vested	(257,114)	(79,321)	$61.28
Canceled/Forfeited	(107,633)	(17,304)	$71.19
Unvested award balance, December 31, 2016	982,298	1,354,461	$66.23
During 2016, AMC Networks granted 349,231 restricted stock units and 508,636 PRSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2011 Employee Stock Plan. The Company also issued 144,428 restricted stock units and 259,057 performance restricted stock units to certain executive officers and employees under the 2016 Employee Stock Plan. All restricted stock units granted during 2016 vest ratably over a three-year period.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award. For purposes of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, the PRSUs are considered at maximum payout.
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2016:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2014	114,690	$45.46
Granted	22,659	$78.00
Released/Vested	(9,794)	$44.32
Vested award balance, December 31, 2015	127,555	$51.33
Granted	27,066	$61.69
Released/Vested	—	$—
Vested award balance, December 31, 2016	154,621	$53.15

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held unvested AMC Networks stock options for the year ended December 31, 2016:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2014	14,045	$16.93	1.27	$658
Exercised	(14,045)	$16.93
Balance, December 31, 2015	—	$—		$—
Granted	388,385	$48.26
Balance, December 31, 2016	388,385	$48.26	9.79	$1,585
Options exercisable at December 31, 2016	—	$—		$—

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2016 or December 31, 2015, as indicated.

During 2016, the AMC Networks granted 388,385 stock options to an executive. The stock options vest ratably over a three-year period and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of volatility is principally based upon implied volatilities from traded options. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield is estimated based on historical dividend activity. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

Options granted
Key Assumptions	Year Ended December 31, 2016
Weighted average fair value of grants	$14.90
Weighted average assumptions:
Expected stock price volatility	30.18%
Expected term of options (in years)	5.75
Risk free interest rate	1.25%
Expected dividend yield	—
In addition, the following table summarizes activity relating to Cablevision and The Madison Square Garden Company ("MSG") employees who held AMC Networks stock options for the year ended December 31, 2016:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Vesting Options
Balance, December 31, 2014	229,497	32,500	$15.81	1.14	$12,566
Exercised	(94,664)	(32,500)	$13.62
Balance, December 31, 2015	134,833	—	$17.88	0.43	$7,659
Exercised	(134,833)	—	$17.88
Balance, December 31, 2016	—	—	$—		$—
Options exercisable at December 31, 2016	—	—	$—		$—

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on December 31, 2016 or December 31, 2015, as indicated.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Share-based Compensation Expense
The Company recorded share-based compensation expense of $38,897, $31,020 and $28,363 reduced for forfeitures for the years ended December 31, 2016, 2015 and 2014. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
The Company does not record any share-based compensation expense for AMC Networks stock options held by Cablevision and MSG employees, however such stock options or restricted shares do have a dilutive effect on the Company’s net income per share.
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2016, there was $89,594 of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units and options. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.7 years. There were no costs related to share-based compensation that were capitalized.
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
Cash flows resulting from excess tax benefits are classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax benefits of $789, $4,610 and $6,798 were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.
Long-Term Incentive Plans
Under the terms of the 2011 Cash Incentive Plan and 2016 Cash Incentive Plan, the Company is authorized to grant a cash award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company’s Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. In 2016, the Company’s long-term incentive program was modified and the Company issued PRSUs whereas long-term cash performance awards were issued in prior years.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $15,130, $30,497 and $19,795 for the years ended December 31, 2016, 2015 and 2014 respectively. Liabilities for long-term incentive awards of $44,837 and $48,860 are included in accrued liabilities and other liabilities in the consolidated balance sheets at December 31, 2016 and 2015, respectively. These liabilities include certain performance-based awards for which the performance criteria had not yet been met as of December 31, 2016 as such awards are based on achievement of certain performance criteria through December 31, 2017. The Company has accrued the pro-rata amount earned that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards. If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such awards at that time.
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
Total expense related to all benefit plans was $10,859, $13,505 and $13,849 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 19. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the “Distribution”) and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 67% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family are also the controlling stockholders of MSG and MSG Networks. Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision.
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
Revenues, net
The Company recorded affiliation fee revenues earned under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG Networks to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $15,873, $27,508, and $28,089 for the years ended December 31, 2016, 2015 and 2014, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $3,086, $4,903 and $3,217 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Note 20. Cash Flows
During 2016, 2015 and 2014, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2016	2015	2014
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations	10,982	6,191	18,747
Treasury stock not yet settled	10,454	—	—
Capital expenditures incurred but not yet paid	6,988	6,423	6,638
Promissory note payable	—	—	40,000
Supplemental Data:
Cash interest paid—continuing operations	128,319	120,394	122,305
Income taxes paid, net—continuing operations	106,476	186,725	99,772

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 21. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(136,434)	$377	$(136,057)	$(77,492)	$(1,756)	$(79,248)
Other comprehensive loss before reclassifications	(45,426)	(565)	(45,991)	(55,852)	638	(55,214)
Amounts reclassified from accumulated other comprehensive loss	—	587	587	—	2,727	2,727
Net current-period other comprehensive (loss) income, before income taxes	(45,426)	22	(45,404)	(55,852)	3,365	(52,487)
Income tax expense	(12,329)	(8)	(12,337)	(3,090)	(1,232)	(4,322)
Net current-period other comprehensive (loss) income, net of income taxes	(57,755)	14	(57,741)	(58,942)	2,133	(56,809)
Ending Balance	$(194,189)	$391	$(193,798)	$(136,434)	$377	$(136,057)
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income (a non-GAAP measure) defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment charges, and restructuring expense or credit. We renamed this non-GAAP performance measure to adjusted operating income (“AOI”), formerly referred to as adjusted operating cash flow (“AOCF”). Other than the title, there is no change to the definition of this non-GAAP measure. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company’s operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$990,508	$94,467	$(1,000)	$1,083,975
Distribution	1,320,532	365,529	(14,382)	1,671,679
Consolidated revenues, net	$2,311,040	$459,996	$(15,382)	$2,755,654
Operating income (loss)	$784,027	$(120,914)	$(5,557)	$657,556
Share-based compensation expense	30,569	8,328	—	38,897
Restructuring expense	8,516	20,987	—	29,503
Impairment charges	—	67,805	—	67,805
Depreciation and amortization	32,376	52,402	—	84,778
Adjusted operating income	$855,488	$28,608	$(5,557)	$878,539
Capital expenditures	$15,947	$63,273	$—	$79,220

	Year Ended December 31, 2015
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$945,288	$82,972	$—	$1,028,260
Distribution	1,190,079	369,606	(7,010)	1,552,675
Consolidated revenues, net	$2,135,367	$452,578	$(7,010)	$2,580,935
Operating income (loss)	$754,243	$(42,542)	$(2,508)	$709,193
Share-based compensation expense	23,814	7,206	—	31,020
Restructuring expense	3,194	11,804	—	14,998
Depreciation and amortization	29,742	53,289	—	83,031
Adjusted operating income	$810,993	$29,757	$(2,508)	$838,242
Capital expenditures	$24,386	$43,935	$—	$68,321

	Year Ended December 31, 2014
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$764,610	$55,726	$—	$820,336
Distribution	979,312	378,495	(2,502)	1,355,305
Consolidated revenues, net	$1,743,922	$434,221	$(2,502)	$2,175,641
Operating income	$586,856	$(41,977)	$1,474	$546,353
Share-based compensation expense	21,584	6,779	—	28,363
Restructuring expense	3,664	12,051	—	15,715
Depreciation and amortization	21,480	47,568	—	69,048
Adjusted operating income	$633,584	$24,421	$1,474	$659,479
Capital expenditures	$13,462	$26,277	$—	$39,739
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Inter-segment revenues
National Networks	$(14,963)	$(6,719)	$(1,802)
International and Other	(419)	(291)	(700)
	$(15,382)	$(7,010)	$(2,502)
One customer primarily within the National Networks segment accounted for approximately 11% of consolidated revenues, net for the years ended December 31, 2016. No customers accounted for more than 10% of revenues, net for the years ended December 31, 2015 and 2014.
The table below summarizes revenue based on customer location:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue
United States	$2,215,430	$2,114,172
Europe	384,234	317,759
Other	155,990	149,004
	$2,755,654	$2,580,935
The table below summarizes property and equipment based on asset location:

	December 31, 2016	December 31, 2015
Property and equipment, net
United States	$104,939	$93,951
Europe	39,976	48,043
Other	21,721	21,866
	$166,636	$163,860
Note 23. Condensed Consolidating Financial Statements
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	565	320,950	159,874	—	481,389
Accounts receivable, trade (less allowance for doubtful accounts)	—	537,751	162,904	—	700,655
Amounts due from related parties, net	—	508	—	—	508
Current portion of program rights, net	—	307,050	134,080	—	441,130
Prepaid expenses, other current assets and intercompany receivable	948	151,175	15,961	(95,423)	72,661
Total current assets	1,513	1,317,434	472,819	(95,423)	1,696,343
Property and equipment, net of accumulated depreciation	—	104,272	62,364	—	166,636
Investment in affiliates	3,029,922	784,024	—	(3,813,946)	—
Program rights, net	—	947,657	160,929	—	1,108,586
Long-term intercompany notes receivable	—	432,099	817	(432,916)	—
Deferred carriage fees, net	—	42,656	1,230	—	43,886
Intangible assets, net	—	180,297	305,512	—	485,809
Goodwill	—	69,154	588,554	—	657,708
Deferred tax asset, net	—	—	8,598	—	8,598
Other assets	1,471	116,608	194,950	—	313,029
Total assets	3,032,906	3,994,201	1,795,773	(4,342,285)	4,480,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	—	40,033	48,644	—	88,677
Accrued liabilities and intercompany payable	71,680	182,667	125,505	(95,423)	284,429
Current portion of program rights obligations	—	226,474	74,371	—	300,845
Deferred revenue	—	42,782	10,861	—	53,643
Current portion of long-term debt	222,000	—	—	—	222,000
Current portion of capital lease obligations	—	2,645	1,939	—	4,584
Total current liabilities	293,680	494,601	261,320	(95,423)	954,178
Program rights obligations	—	365,262	32,913	—	398,175
Long-term debt, net	2,597,263	—	—	—	2,597,263
Capital lease obligations	—	6,647	28,635	—	35,282
Deferred tax liability, net	145,364	—	427	—	145,791
Other liabilities and intercompany notes payable	26,681	97,769	440,685	(432,916)	132,219
Total liabilities	3,062,988	964,279	763,980	(528,339)	4,262,908
Commitments and contingencies
Redeemable noncontrolling interests	—	—	219,331	—	219,331
Stockholders’ equity:
AMC Networks stockholders’ equity	(30,082)	3,029,922	784,024	(3,813,946)	(30,082)
Non-redeemable noncontrolling interests	—	—	28,438	—	28,438
Total stockholders’ equity	(30,082)	3,029,922	812,462	(3,813,946)	(1,644)
Total liabilities and stockholders’ equity	3,032,906	3,994,201	1,795,773	(4,342,285)	4,480,595

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$434	$148,260	$167,627	$—	$316,321
Accounts receivable, trade (less allowance for doubtful accounts)	—	538,657	135,954	—	674,611
Amounts due from related parties, net	—	3,818	244	—	4,062
Current portion of program rights, net	—	352,664	100,493	—	453,157
Prepaid expenses, other current assets and intercompany receivable	4,158	112,456	12,322	(55,947)	72,989
Total current assets	4,592	1,155,855	416,640	(55,947)	1,521,140
Property and equipment, net	—	93,007	70,853	—	163,860
Investment in affiliates	2,797,938	845,069	—	(3,643,007)	—
Program rights, net	—	889,756	137,638	—	1,027,394
Long-term intercompany notes receivable	—	400,163	676	(400,839)	—
Deferred carriage fees, net	—	47,437	2,632	—	50,069
Intangible assets, net	—	190,041	359,139	—	549,180
Goodwill	—	71,700	664,575	—	736,275
Deferred tax asset, net	—	—	10,765	—	10,765
Other assets	1,449	100,620	89,857	—	191,926
Total assets	$2,803,979	$3,793,648	$1,752,775	$(4,099,793)	$4,250,609
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6	$44,152	$26,990	$—	$71,148
Accrued liabilities and intercompany payable	30,857	181,377	97,745	(55,947)	254,032
Current portion of program rights obligations	—	225,375	64,522	—	289,897
Deferred revenue	—	54,921	9,308	—	64,229
Current portion of long-term debt	148,000	—	—	—	148,000
Current portion of capital lease obligations	—	2,393	1,168	—	3,561
Total current liabilities	178,863	508,218	199,733	(55,947)	830,867
Program rights obligations	—	415,419	25,172	—	440,591
Long-term debt, net	2,519,808	—	—	—	2,519,808
Capital lease obligations	—	9,268	20,511	—	29,779
Deferred tax liability, net	112,376	—	10,605	—	122,981
Other liabilities and intercompany notes payable	32,209	62,805	409,355	(400,839)	103,530
Total liabilities	2,843,256	995,710	665,376	(456,786)	4,047,556
Commitments and contingencies
Redeemable noncontrolling interests	—	—	211,691	—	211,691
Stockholders’ deficiency:
AMC Networks stockholders’ (deficiency) equity	(39,277)	2,797,938	845,069	(3,643,007)	(39,277)
Non-redeemable noncontrolling interests	—	—	30,639	—	30,639
Total stockholders’ (deficiency) equity	(39,277)	2,797,938	875,708	(3,643,007)	(8,638)
Total liabilities and stockholders’ (deficiency) equity	$2,803,979	$3,793,648	$1,752,775	$(4,099,793)	$4,250,609

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Income
Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,142,325	$623,892	$(10,563)	$2,755,654
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	947,707	334,888	(2,611)	1,279,984
Selling, general and administrative	—	460,150	183,597	(7,719)	636,028
Depreciation and amortization	—	40,230	44,548	—	84,778
Impairment charges	—	—	67,805	—	67,805
Restructuring expense	—	24,950	4,553	—	29,503
Total operating expenses	—	1,473,037	635,391	(10,330)	2,098,098
Operating income	—	669,288	(11,499)	(233)	657,556
Other income (expense):
Interest expense, net	(119,192)	38,137	(37,513)	—	(118,568)
Share of affiliates' income (loss)	591,395	(103,464)	—	(487,931)	—
Loss on extinguishment of debt	(50,639)	—	—	—	(50,639)
Miscellaneous, net	(273)	(2,892)	(30,592)	233	(33,524)
Total other income (expense)	421,291	(68,219)	(68,105)	(487,698)	(202,731)
Income (loss) from operations before income taxes	421,291	601,069	(79,604)	(487,931)	454,825
Income tax expense	(150,781)	(9,674)	(4,407)	—	(164,862)
Net income (loss) including noncontrolling interest	270,510	591,395	(84,011)	(487,931)	289,963
Net income attributable to noncontrolling interests	—	—	(19,453)		(19,453)
Net income (loss) attributable to AMC Networks' stockholders	$270,510	$591,395	$(103,464)	$(487,931)	$270,510

Condensed Consolidating Statement of Income
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,041,244	$540,545	$(854)	$2,580,935
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	850,882	287,007	(756)	1,137,133
Selling, general and administrative	—	471,455	165,285	(160)	636,580
Depreciation and amortization	—	37,176	45,855	—	83,031
Restructuring expense	—	7,772	7,226	—	14,998
Total operating expenses	—	1,367,285	505,373	(916)	1,871,742
Operating income	—	673,959	35,172	62	709,193
Other income (expense):
Interest expense, net	(81,405)	(14,456)	(29,847)	—	(125,708)
Share of affiliates' income (loss)	715,807	(15,378)	—	(700,429)	—
Miscellaneous, net	(87,368)	80,865	5,874	(62)	(691)
Total other income (expense)	547,034	51,031	(23,973)	(700,491)	(126,399)
Income from operations before income taxes	547,034	724,990	11,199	(700,429)	582,794
Income tax (expense) benefit	(180,246)	(9,183)	(11,661)	—	(201,090)
Net income (loss) including noncontrolling interest	366,788	715,807	(462)	(700,429)	381,704
Net income attributable to noncontrolling interests	—	—	(14,916)	—	(14,916)
Net income (loss) attributable to AMC Networks' stockholders	$366,788	$715,807	$(15,378)	$(700,429)	$366,788

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$270,510	$591,395	$(84,011)	$(487,931)	$289,963
Other comprehensive income (loss):
Foreign currency translation adjustment	(45,426)	—	(45,426)	45,426	(45,426)
Unrealized gain on interest rate swaps	22	—	—	—	22
Other comprehensive income (loss), before income taxes	(45,404)	—	(45,426)	45,426	(45,404)
Income tax expense	(12,337)	—	—	—	(12,337)
Other comprehensive (loss), net of income taxes	(57,741)	—	(45,426)	45,426	(57,741)
Comprehensive income (loss)	212,769	591,395	(129,437)	(442,505)	232,222
Comprehensive (income) attributable to noncontrolling interests	—	—	(16,491)	—	(16,491)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$212,769	$591,395	$(145,928)	$(442,505)	$215,731

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$366,788	$715,807	$(462)	$(700,429)	$381,704
Other comprehensive income (loss):
Foreign currency translation adjustment	(73,695)	(73,695)	17,843	73,695	(55,852)
Unrealized gain on interest rate swaps	3,365	—	—	—	3,365
Other comprehensive (loss) income, before income taxes	(70,330)	(73,695)	17,843	73,695	(52,487)
Income tax expense	(4,322)	—	—	—	(4,322)
Other comprehensive (loss) income, net of income taxes	(74,652)	(73,695)	17,843	73,695	(56,809)
Comprehensive income	292,136	642,112	17,381	(626,734)	324,895
Comprehensive (income) attributable to noncontrolling interests	—	—	(13,123)	—	(13,123)
Comprehensive income attributable to AMC Networks' stockholders	$292,136	$642,112	$4,258	$(626,734)	$311,772

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$401,179	$548,381	$55,450	$(490,685)	$514,325
Cash flows from investing activities:
Capital expenditures	—	(42,064)	(37,156)	—	(79,220)
Payments for acquisitions, net of cash acquired	—	—	(354)	—	(354)
Purchases of investments	—	—	(95,000)	—	(95,000)
(Increase) decrease to investment in affiliates	(159,533)	(69,231)	—	228,764	—
Net cash used in investing activities	(159,533)	(111,295)	(132,510)	228,764	(174,574)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(848,000)	—	—	—	(848,000)
Premium and fees paid on extinguishment of debt	(40,954)	—	—	—	(40,954)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,822)	—	—	—	(10,822)
Purchase of treasury stock	(223,237)	—	—	—	(223,237)
Proceeds from stock option exercises	1,228	—	—	—	1,228
Excess tax benefits from share-based compensation arrangements	789	—	—	—	789
Principal payments on capital lease obligations	—	(2,475)	(1,813)	—	(4,288)
Distributions to noncontrolling interest	—	—	(9,010)	—	(9,010)
Net cash used in financing activities	(140,566)	(2,475)	(10,823)	—	(153,864)
Net increase in cash and cash equivalents from operations	101,080	434,611	(87,883)	(261,921)	185,887
Effect of exchange rate changes on cash and cash equivalents	(100,949)	(261,921)	80,130	261,921	(20,819)
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$565	$320,950	$159,874	$—	$481,389

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,050,818	$(294,219)	$312,469	$(699,029)	$370,039
Cash flows from investing activities:
Capital expenditures	(9)	(40,592)	(27,720)	—	(68,321)
Payments for acquisitions, net of cash acquired	—	—	(24,199)	—	(24,199)
Acquisition of investments	—	—	(24,250)	—	(24,250)
(Increase) decrease to investment in affiliates	(890,626)	466,322	(201,524)	625,828	—
Net cash (used in) provided by investing activities	(890,635)	425,730	(277,693)	625,828	(116,770)
Cash flows from financing activities:
Principal payments on long-term debt	(74,000)	—	—	—	(74,000)
Payment of Promissory Note	—	—	(40,000)	—	(40,000)
Deemed repurchases of restricted stock/units	(14,452)	—	—	—	(14,452)
Proceeds from stock option exercises	1,340	—	—	—	1,340
Excess tax benefits from share-based compensation arrangements	4,610	—	—	—	4,610
Principal payments on capital lease obligations	—	(2,218)	(727)	—	(2,945)
Cash contributions from member	—	8,492	(8,492)	—	—
Distributions to noncontrolling interest	—	—	(3,154)	—	(3,154)
Contributions from noncontrolling interest	—	—	1,322	—	1,322
Net cash used in financing activities	(82,502)	6,274	(51,051)	—	(127,279)
Net increase (decrease) in cash and cash equivalents from operations	77,681	137,785	(16,275)	(73,201)	125,990
Effect of exchange rate changes on cash and cash equivalents	(78,828)	(73,201)	67,792	73,201	(11,036)
Cash and cash equivalents at beginning of year	1,581	83,676	116,110	—	201,367
Cash and cash equivalents at end of year	$434	$148,260	$167,627	$—	$316,321

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Dollars in thousands, except per share amounts)

Note 24. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2016 and 2015:

	For the three months ended,
2016:	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	2016
Revenues, net	$706,579	$684,832	$634,646	$729,597	$2,755,654
Operating expenses	(447,920)	(506,800)	(517,509)	(625,869)	(2,098,098)
Operating income	$258,659	$178,032	$117,137	$103,728	$657,556
Net income including noncontrolling interests	$120,064	$83,387	$67,469	$19,043	$289,963
Net income attributable to AMC Networks’ stockholders	$113,444	$77,175	$65,393	$14,498	$270,510
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.56	$1.06	$0.91	$0.21	$3.77
Net income	$1.56	$1.06	$0.91	0.21	$3.77
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.55	$1.05	$0.91	$0.20	$3.74
Net income	$1.55	$1.05	$0.91	$0.20	$3.74

	For the three months ended,
2015:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	2015
Revenues, net	$668,682	$601,138	$632,165	$678,950	$2,580,935
Operating expenses	(437,935)	(442,304)	(472,897)	(518,606)	(1,871,742)
Operating income	$230,747	$158,834	$159,268	$160,344	$709,193
Net income including noncontrolling interests	$126,676	$87,442	$76,900	$90,686	$381,704
Net income attributable to AMC Networks’ stockholders	$120,920	$83,009	$72,770	$90,089	$366,788
Basic net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.67	$1.15	$1.00	$1.24	$5.06
Net income	$1.67	$1.15	$1.00	1.24	$5.06
Diluted net income per share attributable to AMC Networks’ stockholders:
Income from continuing operations	$1.66	$1.14	$0.99	$1.23	$5.01
Net income	$1.66	$1.14	$0.99	$1.23	$5.01
There have been changes in the level of the Company’s revenues, net from quarter to quarter and/or changes from year to year due primarily to increased distribution revenue and advertising revenue. In addition, the Company’s operating expenses have also changed from quarter to quarter and/or year over year due primarily to the timing of the exhibition, promotion and marketing of program rights and/or program rights write-downs based on management’s assessment of programming usefulness and restructuring expense. In addition to the changes in operating income including restructuring expense and impairment charges, non-operating income and expense items such as interest expense, net, write-off of deferred financing costs, loss on extinguishment of debt and income tax expense also impact quarter over quarter and year over year net income.

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net		Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts	$4,307	$1,924	$(167)	*	$6,064
Year Ended December 31, 2015
Allowance for doubtful accounts	$4,276	$1,705	$(1,674)	*	$4,307
Year Ended December 31, 2014
Allowance for doubtful accounts	$931	$1,195	$2,150		$4,276

*	Amounts represent primarily the write-off of certain uncollectible trade receivables that had previously been fully reserved.

S-1