Form 10-Q
period 2017-03-31
AMC Networks Inc.
filed 2017-05-04
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 28, 2017:

Class A Common Stock par value $0.01 per share	55,109,130
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$403,648	$481,389
Accounts receivable, trade (less allowance for doubtful accounts of $6,388 and $6,064)	716,904	700,655
Amounts due from related parties, net	536	508
Current portion of program rights, net	461,005	441,130
Prepaid expenses and other current assets	71,894	72,661
Total current assets	1,653,987	1,696,343
Property and equipment, net of accumulated depreciation of $287,422 and $272,148	169,223	166,636
Program rights, net	1,077,358	1,108,586
Deferred carriage fees, net	40,403	43,886
Intangible assets, net	478,760	485,809
Goodwill	662,076	657,708
Deferred tax asset, net	8,906	8,598
Other assets	379,341	313,029
Total assets	$4,470,054	$4,480,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$97,477	$88,677
Accrued liabilities	300,200	284,429
Current portion of program rights obligations	276,083	300,845
Deferred revenue	46,902	53,643
Current portion of long-term debt	240,500	222,000
Current portion of capital lease obligations	4,449	4,584
Total current liabilities	965,611	954,178
Program rights obligations	397,995	398,175
Long-term debt	2,525,544	2,597,263
Capital lease obligations	34,161	35,282
Deferred tax liability, net	151,149	145,791
Other liabilities	121,280	132,219
Total liabilities	4,195,740	4,262,908
Commitments and contingencies
Redeemable noncontrolling interests	214,998	219,331
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 62,696 and 62,409 shares issued and 55,751 and 57,079 shares outstanding, respectively	627	624
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	146,928	142,798
Accumulated earnings	431,626	295,409
Treasury stock, at cost (6,945 and 5,330 shares Class A Common Stock, respectively)	(366,653)	(275,230)
Accumulated other comprehensive loss	(181,191)	(193,798)
Total AMC Networks stockholders’ equity (deficiency)	31,452	(30,082)
Non-redeemable noncontrolling interests	27,864	28,438
Total stockholders’ equity (deficiency)	59,316	(1,644)
Total liabilities and stockholders’ equity (deficiency)	$4,470,054	$4,480,595
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues, net (including revenues, net from related parties of $1,567 and $6,706, respectively)	$720,189	$706,579
Operating expenses:
Technical and operating (excluding depreciation and amortization)	298,612	274,274
Selling, general and administrative (including charges from related parties of $575 and $1,069, respectively)	163,709	153,901
Depreciation and amortization	23,493	19,632
Restructuring expense (credit)	2,704	(35)
Total operating expenses	488,518	447,772
Operating income	231,671	258,807
Other income (expense):
Interest expense	(30,500)	(31,751)
Interest income	3,493	722
Loss on extinguishment of debt	—	(48,334)
Miscellaneous, net	11,049	(837)
Total other income (expense)	(15,958)	(80,200)
Income from operations before income taxes	215,713	178,607
Income tax expense	(73,082)	(58,543)
Net income including noncontrolling interests	142,631	120,064
Net income attributable to noncontrolling interests	(6,414)	(6,620)
Net income attributable to AMC Networks’ stockholders	$136,217	$113,444

Net income per share attributable to AMC Networks’ stockholders:
Basic	$2.00	$1.56
Diluted	$1.98	$1.55

Weighted average common shares:
Basic weighted average common shares	68,020	72,579
Diluted weighted average common shares	68,764	73,274
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income including noncontrolling interests	$142,631	$120,064
Other comprehensive income (loss):
Foreign currency translation adjustment	9,864	15,385
Unrealized gain (loss) on interest rate swaps	319	(1,578)
Unrealized gain on available for sale securities	4,021	—
Other comprehensive income, before income taxes	14,204	13,807
Income tax expense	(1,597)	(1,899)
Other comprehensive income, net of income taxes	12,607	11,908
Comprehensive income	155,238	131,972
Comprehensive income attributable to noncontrolling interests	(6,805)	(7,032)
Comprehensive income attributable to AMC Networks’ stockholders	$148,433	$124,940
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$142,631	$120,064
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	23,493	19,632
Share-based compensation expense related to equity classified awards	12,464	8,165
Amortization and write-off of program rights	199,517	170,821
Amortization of deferred carriage fees	4,401	3,940
Unrealized foreign currency transaction (gain) loss	(754)	3,530
Unrealized (gain) loss on derivative contracts, net	(11,486)	164
Amortization of deferred financing costs and discounts on indebtedness	2,282	2,247
Loss on extinguishment of debt	—	48,334
Bad debt expense	961	528
Deferred income taxes	4,061	12,139
Excess tax benefits from share-based compensation arrangements	—	(852)
Other, net	278	46
Changes in assets and liabilities:
Accounts receivable, trade	(15,952)	(9,442)
Amounts due from related parties, net	(28)	1,081
Prepaid expenses and other assets	(18,160)	7,850
Program rights and obligations, net	(211,280)	(192,194)
Income taxes payable	57,627	37,398
Deferred revenue	(11,104)	3,952
Deferred carriage fees, net	(430)	(1,133)
Accounts payable, accrued expenses and other liabilities	(33,651)	(68,886)
Net cash provided by operating activities	144,870	167,384
Cash flows from investing activities:
Capital expenditures	(20,206)	(12,387)
Investment in and loans to investees	(28,000)	—
Net cash used in investing activities	(48,206)	(12,387)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	982,500
Principal payments on long-term debt	(55,500)	(691,449)
Premium and fees paid on extinguishment of debt	—	(39,179)
Payments for financing costs	—	(2,070)
Deemed repurchases of restricted stock units	(12,796)	(10,413)
Purchase of treasury stock	(91,423)	—
Proceeds from stock option exercises	—	1,200
Excess tax benefits from share-based compensation arrangements	—	852
Principal payments on capital lease obligations	(1,401)	(1,086)
Distributions to noncontrolling interests	(11,712)	(8,968)
Net cash (used in) provided by financing activities	(172,832)	231,387
Net (decrease) increase in cash and cash equivalents from operations	(76,168)	386,384
Effect of exchange rate changes on cash and cash equivalents	(1,573)	95
Cash and cash equivalents at beginning of period	481,389	316,321
Cash and cash equivalents at end of period	$403,648	$702,800

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
AMC Networks Inc. (“AMC Networks”) and its subsidiaries (collectively referred to as the “Company”) own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Includes activities of our programming businesses, which include our five programming networks, distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our AMC Studios operations within the National Networks segment sells rights worldwide to its owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI- DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks; and various developing on-line content distribution initiatives.

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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K (“2016 Form 10-K”) filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.
Adoption of Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which became effective for the Company as of January 1, 2017. ASU 2016-09 amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation and simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits in the statement of cash flows as an operating activity. The Company elected to apply this adoption prospectively, accordingly prior periods have not been adjusted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04 Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC Topic 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for the Company in the first quarter of 2020, with early adoption permitted for any impairment tests performed after a testing date of January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.
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
The Company established an implementation team and performed an analysis of each of our revenue streams to assess the impact of the standard on our various revenue contracts, and analyze our current accounting policies and practices to identify

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

potential differences that would result from the implementation of the standard. To date, the Company has made significant progress toward completing its evaluation of the potential changes from adopting the standard on its financial reporting and disclosures. The Company has completed an initial assessment of each of its revenue streams and has begun drafting its revenue recognition policy under the new standard. However, there are a few areas that remain subject to further clarification with respect to the implementation of the new standard on certain of our revenue streams. The Company has been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on industry specific interpretative issues.
While significant progress has been made, our final evaluation of the impact of the new revenue standard is ongoing and will continue throughout 2017, including making a final determination about our implementation approach.
Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	68,020	72,579
Effect of dilution:
Stock options	—	51
Restricted stock units	744	644
Diluted weighted average common shares outstanding	68,764	73,274
For the three months ended March 31, 2017, there were 388,000 stock options and 404,000 restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. For the three months ended March 31, 2016, there were no stock options or restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 175,000 and 137,000 restricted stock units for the three months ended March 31, 2017 and March 31, 2016, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition on these awards was not met in each of the respective periods. The Company did not include performance restricted stock units in the calculation of diluted EPS, since the performance conditions for these awards were not met.
Stock Repurchase Program
On March 4, 2016. the Company’s Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the “Stock Repurchase Program”). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2017, the Company repurchased 1,615,386 shares of its Class A common stock at an average purchase price of approximately $56.60 per share. As of March 31, 2017, the Company has $185.3 million available for repurchase under the Stock Repurchase Program.
Note 3. Restructuring
The Company incurred restructuring expense primarily related to severance charges associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring expense (credit) recognized by operating segment:

(In thousands)	Three Months Ended March 31,
	2017	2016
National Networks	$54	$30
International & Other	2,650	(65)
Total restructuring expense (credit)	$2,704	$(35)
Restructuring expense in the International and Other segment includes corporate headquarter related charges.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2016	$12,106	$205	$12,311
Charges (credits)	2,718	(14)	2,704
Cash payments	(12,349)	(111)	(12,460)
Non-cash adjustments	—	17	17
Currency translation	—	1	1
Balance at March 31, 2017	$2,475	$98	$2,573
Accrued liabilities for restructuring costs are included in accrued liabilities in the condensed consolidated balance sheet at March 31, 2017.
Note 4. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2016	$242,303	$415,405	$657,708
Amortization of “second component” goodwill	(636)	—	(636)
Foreign currency translation	—	5,004	5,004
March 31, 2017	$241,667	$420,409	$662,076
The reduction of $0.6 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of “second component” goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company’s tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

(In thousands)	March 31, 2017
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$511,970	$(141,613)	$370,357	10 to 25 years
Advertiser relationships	46,282	(10,250)	36,032	11 years
Trade names	50,341	(7,019)	43,322	12 to 20 years
Other amortizable intangible assets	10,119	(970)	9,149	15 years
Total amortizable intangible assets	618,712	(159,852)	458,860
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$638,612	$(159,852)	$478,760
(In thousands)	December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$509,992	$(133,932)	$376,060
Advertiser relationships	46,282	(9,198)	37,084
Trade names	49,720	(6,307)	43,413
Other amortizable intangible assets	10,002	(791)	9,211
Total amortizable intangible assets	615,996	(150,228)	465,768
Indefinite-lived intangible assets:
Trademarks	20,041	—	20,041
Total intangible assets	$636,037	$(150,228)	$485,809
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2017 and 2016 was $9.1 million and $9.9 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2017	$35,617
2018	35,641
2019	35,629
2020	35,624
2021	35,301
Note 5. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2017	December 31, 2016
Interest	$35,444	$15,770
Employee related costs	75,913	122,590
Income taxes payable	100,318	43,083
Other accrued expenses	88,525	102,986
Total accrued liabilities	$300,200	$284,429

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 6. Long-term Debt
The Company’s long-term debt consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,202,500	$1,258,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,802,500	2,858,000
Unamortized discount	(22,899)	(23,675)
Unamortized deferred financing costs	(13,557)	(15,062)
Long-term debt, net	2,766,044	2,819,263
Current portion of long-term debt	240,500	222,000
Noncurrent portion of long-term debt	$2,525,544	$2,597,263

(a)	The Company’s $500 million revolving credit facility remains undrawn at March 31, 2017. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2017:
Assets:
Cash equivalents	$28,022	$—	$—	$28,022
Available for sale securities	9,785	—	—	9,785
Interest rate swap contracts	—	1,790	—	1,790
Foreign currency derivatives	—	5,370	—	5,370
Other derivatives	—	2,204	21,221	23,425
Liabilities:
Interest rate swap contracts	$—	$392	$—	$392
Foreign currency derivatives	—	2,571	—	2,571
At December 31, 2016:
Assets:
Cash equivalents	$65,384	$—	$—	$65,384
Interest rate swap contracts	—	1,471	—	1,471
Foreign currency derivatives	—	6,096	—	6,096
Other derivatives	—	—	12,308	12,308
Liabilities:
Interest rate swap contracts	$—	$762	$—	$762
Foreign currency derivatives	—	3,147	—	3,147
The Company’s cash equivalents and available for sale securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts, foreign currency derivatives and the embedded derivative for the portion of interest on the RLJE Term Loans to be paid in shares of RLJ Entertainment, Inc. (“RLJE”) common stock (see Note 8) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
On October 14, 2016 (the “Closing Date”), Digital Entertainment Holdings LLC (“DEH”), a wholly-owned subsidiary of the Company, and RLJE entered into a Credit and Guaranty agreement (the “RLJE Credit Agreement”), pursuant to which DEH provided term loans to RLJE (the “RLJE Term Loans”). In connection with the RLJE credit agreement, DEH received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”). The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy and the Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the three months ended March 31, 2017, the Company recorded a gain of $8.9 million related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At March 31, 2017, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,191,165	$1,202,500
5.00% Notes due April 2024	982,456	1,003,750
4.75% Notes due December 2022	592,423	603,750
	$2,766,044	$2,810,000

(In thousands)	December 31, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,245,175	$1,254,855
5.00% Notes due April 2024	981,949	1,002,500
4.75% Notes due December 2022	592,139	606,000
	$2,819,263	$2,863,355
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
As of March 31, 2017, the Company had interest rate swap contracts outstanding with notional amounts aggregating $300.0 million, which consist of interest rate swap contracts with notional amounts of $200.0 million that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $100.0 million that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from July 2017 to October 2018. At March 31, 2017, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the condensed consolidated balance sheet. In addition, the portion of interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the portion of future interest to be paid in shares of RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the condensed consolidated statement of income. For the three months ended March 31, 2017, the Company recorded a gain of $11.1 million related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$1,790	$1,471
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,449	$1,684
Foreign currency derivatives	Other assets	3,921	4,412
Other derivatives	Other assets	23,425	12,308
Liabilities:
Interest rate swap contracts	Accrued liabilities	$392	$762
Foreign currency derivatives	Accrued liabilities	594	952
Foreign currency derivatives	Other liabilities	1,977	2,195
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$321	$(1,741)	Interest expense	$2	$(163)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2017 and 2016.

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2017	2016
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$2	$(181)
Foreign currency derivatives	Miscellaneous, net	(267)	52
Other derivatives	Miscellaneous, net	11,117	—
Total		$10,852	$(129)
Note 9. Income Taxes
For the three months ended March 31, 2017, income tax expense was $73.1 million, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to the tax benefit from domestic production activities deduction of $5.9 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.1

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

million, state income tax expense of $3.4 million and tax expense of $2.3 million for an increase in valuation allowances for foreign taxes.
For the three months ended March 31, 2016, income tax expense was $58.5 million, representing an effective tax rate of 33%. The effective tax rate differs from the federal statutory rate of 35% due primarily to the tax benefit from domestic production activities deduction of $5.3 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3.5 million, state income tax expense of $3.2 million and tax expense of $2.0 million for an increase in valuation allowances for foreign taxes.
At March 31, 2017, the Company had foreign tax credit carry forwards of approximately $37 million, expiring on various dates from 2017 through 2027. For the three months ended March 31, 2017, $0.4 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 10. Commitments and Contingencies
Commitments
As of March 31, 2017, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $35.1 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Legal Matters
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. The Court set June 9, 2017 as the date for oral argument of the summary judgment motions. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 11. Equity Plans
On March 9, 2017, AMC Networks granted 578,901 restricted stock units (“RSUs”) and 458,962 performance restricted stock units (“PRSUs”) to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 175,299 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three-year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
During the three months ended March 31, 2017, 505,935 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 218,641 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 287,294 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $12.8 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2017.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2017 and March 31, 2016 was $12.5 million and $8.2 million, respectively.
As of March 31, 2017, there was $126.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.8 years.
Note 12. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2017.

(In thousands)	Three Months Ended March 31, 2017
December 31, 2016	$219,331
Net earnings	5,564
Distributions	(9,897)
March 31, 2017	$214,998
Note 13. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 68% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of AMC Networks.
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.6 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.6 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
On June 16, 2016, AMC Networks entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to Charles F. Dolan (the Executive Chairman and a director of the Company and a director of MSG and MSG Networks), James L. Dolan (the Executive Chairman and a director of MSG and MSG Networks and a director of the Company), and the DFO which is controlled by Charles F. Dolan. The Company’s share of office expenses is not material.
Note 14. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2017	2016
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	—	10,983
Treasury stock not yet settled	5,988	—
Capital expenditures incurred but not yet paid	3,362	2,722
Supplemental Data:
Cash interest paid	8,605	46,436
Income taxes paid, net	7,498	5,600

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Three Months Ended March 31, 2017
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(194,189)	$391	$—	$(193,798)
Other comprehensive income before reclassifications	9,864	321	4,021	14,206
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net current-period other comprehensive income, before income taxes	9,864	319	4,021	14,204
Income tax expense	—	(117)	(1,480)	(1,597)
Net current-period other comprehensive income, net of income taxes	9,864	202	2,541	12,607
Ending balance	$(184,325)	$593	$2,541	$(181,191)

(In thousands)	Three Months Ended March 31, 2016
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$—	$(136,057)
Other comprehensive income (loss) before reclassifications	15,385	(1,741)	—	13,644
Amounts reclassified from accumulated other comprehensive loss	—	163	—	163
Net current-period other comprehensive income (loss), before income taxes	15,385	(1,578)	—	13,807
Income tax (expense) benefit	(2,477)	578	—	(1,899)
Net current-period other comprehensive income (loss), net of income taxes	12,908	(1,000)	—	11,908
Ending balance	$(123,526)	$(623)	$—	$(124,149)
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
The Company generally allocates all corporate overhead costs within operating expenses to the Company’s two operating segments based upon their proportionate estimated usage of services, including such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology) as well as sales support functions and creative and production services.
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income (“AOI”), a non-GAAP measure, defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment charges, and restructuring expense or credit. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company’s operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$247,542	$20,070	$—	$267,612
Distribution	367,605	86,727	(1,755)	452,577
Consolidated revenues, net	$615,147	$106,797	$(1,755)	$720,189
Operating income (loss)	$249,607	$(19,217)	$1,281	$231,671
Share-based compensation expense	9,908	2,556	—	12,464
Restructuring expense	54	2,650	—	2,704
Depreciation and amortization	8,404	15,089	—	23,493
Adjusted operating income	$267,973	$1,078	$1,281	$270,332
Capital expenditures	$5,135	$15,071	$—	$20,206
(In thousands)	Three Months Ended March 31, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$263,852	$22,825	$—	$286,677
Distribution	334,783	86,223	(1,104)	419,902
Consolidated revenues, net	$598,635	$109,048	$(1,104)	$706,579
Operating income (loss)	$266,732	$(8,436)	$511	$258,807
Share-based compensation expense	6,221	1,944	—	8,165
Restructuring expense (credit)	30	(65)	—	(35)
Depreciation and amortization	7,969	11,663	—	19,632
Adjusted operating income	$280,952	$5,106	$511	$286,569
Capital expenditures	$1,980	$10,407	$—	$12,387
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended March 31,
	2017	2016
Inter-segment revenues
National Networks	$(1,724)	$(944)
International and Other	(31)	(160)
	$(1,755)	$(1,104)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2017	2016
Revenues
United States	$600,055	$574,334
Europe	78,675	93,962
Other	41,459	38,283
	$720,189	$706,579

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2017	December 31, 2016
Property and equipment, net
United States	$108,890	$104,939
Europe	39,342	39,976
Other	20,991	21,721
	$169,223	$166,636
Note 17. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600 million of 4.75% senior notes due December 2022 and $1 billion of 5.00% senior notes due April 2024. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$523	$262,256	$140,869	$—	$403,648
Accounts receivable, trade (less allowance for doubtful accounts)	—	559,982	156,922	—	716,904
Amounts due from related parties, net	—	536	—	—	536
Current portion of program rights, net	—	322,957	138,048	—	461,005
Prepaid expenses, other current assets and intercompany receivable	16	177,967	16,450	(122,539)	71,894
Total current assets	539	1,323,698	452,289	(122,539)	1,653,987
Property and equipment, net of accumulated depreciation	—	108,318	60,905	—	169,223
Investment in affiliates	3,120,330	805,401	—	(3,925,731)	—
Program rights, net	—	913,013	164,345	—	1,077,358
Long-term intercompany notes receivable	—	431,140	678	(431,818)	—
Deferred carriage fees, net	—	39,336	1,067	—	40,403
Intangible assets, net	—	177,861	300,899	—	478,760
Goodwill	—	68,518	593,558	—	662,076
Deferred tax asset, net	—	—	8,906	—	8,906
Other assets	1,790	133,612	243,939	—	379,341
Total assets	$3,122,659	$4,000,897	$1,826,586	$(4,480,088)	$4,470,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135	$55,547	$41,795	$—	$97,477
Accrued liabilities and intercompany payable	143,519	125,579	153,641	(122,539)	300,200
Current portion of program rights obligations	—	205,501	70,582	—	276,083
Deferred revenue	—	35,935	10,967	—	46,902
Current portion of long-term debt	240,500	—	—	—	240,500
Current portion of capital lease obligations	—	2,713	1,736	—	4,449
Total current liabilities	384,154	425,275	278,721	(122,539)	965,611
Program rights obligations	—	366,515	31,480	—	397,995
Long-term debt, net	2,525,544	—	—	—	2,525,544
Capital lease obligations	—	5,949	28,212	—	34,161
Deferred tax liability, net	153,594	—	(2,445)	—	151,149
Other liabilities and intercompany notes payable	27,915	82,828	442,355	(431,818)	121,280
Total liabilities	3,091,207	880,567	778,323	(554,357)	4,195,740
Commitments and contingencies
Redeemable noncontrolling interests	—	—	214,998	—	214,998
Stockholders’ equity:
AMC Networks stockholders’ equity	31,452	3,120,330	805,401	(3,925,731)	31,452
Non-redeemable noncontrolling interests	—	—	27,864	—	27,864
Total stockholders’ equity	31,452	3,120,330	833,265	(3,925,731)	59,316
Total liabilities and stockholders’ equity	$3,122,659	$4,000,897	$1,826,586	$(4,480,088)	$4,470,054

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	565	320,950	159,874	—	481,389
Accounts receivable, trade (less allowance for doubtful accounts)	—	537,751	162,904	—	700,655
Amounts due from related parties, net	—	508	—	—	508
Current portion of program rights, net	—	307,050	134,080	—	441,130
Prepaid expenses, other current assets and intercompany receivable	948	151,175	15,961	(95,423)	72,661
Total current assets	1,513	1,317,434	472,819	(95,423)	1,696,343
Property and equipment, net of accumulated depreciation	—	104,272	62,364	—	166,636
Investment in affiliates	3,029,922	784,024	—	(3,813,946)	—
Program rights, net	—	947,657	160,929	—	1,108,586
Long-term intercompany notes receivable	—	432,099	817	(432,916)	—
Deferred carriage fees, net	—	42,656	1,230	—	43,886
Intangible assets, net	—	180,297	305,512	—	485,809
Goodwill	—	69,154	588,554	—	657,708
Deferred tax asset, net	—	—	8,598	—	8,598
Other assets	1,471	116,608	194,950	—	313,029
Total assets	3,032,906	3,994,201	1,795,773	(4,342,285)	4,480,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	—	40,033	48,644	—	88,677
Accrued liabilities and intercompany payable	71,680	182,667	125,505	(95,423)	284,429
Current portion of program rights obligations	—	226,474	74,371	—	300,845
Deferred revenue	—	42,782	10,861	—	53,643
Current portion of long-term debt	222,000	—	—	—	222,000
Current portion of capital lease obligations	—	2,645	1,939	—	4,584
Total current liabilities	293,680	494,601	261,320	(95,423)	954,178
Program rights obligations	—	365,262	32,913	—	398,175
Long-term debt, net	2,597,263	—	—	—	2,597,263
Capital lease obligations	—	6,647	28,635	—	35,282
Deferred tax liability, net	145,364	—	427	—	145,791
Other liabilities and intercompany notes payable	26,681	97,769	440,685	(432,916)	132,219
Total liabilities	3,062,988	964,279	763,980	(528,339)	4,262,908
Commitments and contingencies
Redeemable noncontrolling interests	—	—	219,331	—	219,331
Stockholders’ equity:
AMC Networks stockholders’ (deficiency) equity	(30,082)	3,029,922	784,024	(3,813,946)	(30,082)
Non-redeemable noncontrolling interests	—	—	28,438	—	28,438
Total stockholders’ (deficiency) equity	(30,082)	3,029,922	812,462	(3,813,946)	(1,644)
Total liabilities and stockholders’ (deficiency) equity	3,032,906	3,994,201	1,795,773	(4,342,285)	4,480,595

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$579,382	$143,132	$(2,325)	$720,189
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	221,754	77,617	(759)	298,612
Selling, general and administrative	—	119,681	45,479	(1,451)	163,709
Depreciation and amortization	—	10,204	13,289	—	23,493
Restructuring expense	—	2,704	—	—	2,704
Total operating expenses	—	354,343	136,385	(2,210)	488,518
Operating income	—	225,039	6,747	(115)	231,671
Other income (expense):
Interest expense, net	(29,412)	9,823	(7,418)	—	(27,007)
Share of affiliates’ income	235,774	3,145	—	(238,919)	—
Miscellaneous, net	(112)	431	10,615	115	11,049
Total other income (expense)	206,250	13,399	3,197	(238,804)	(15,958)
Income from operations before income taxes	206,250	238,438	9,944	(238,919)	215,713
Income tax expense	(70,033)	(2,664)	(385)	—	(73,082)
Net income including noncontrolling interests	136,217	235,774	9,559	(238,919)	142,631
Net income attributable to noncontrolling interests	—	—	(6,414)	—	(6,414)
Net income attributable to AMC Networks’ stockholders	$136,217	$235,774	$3,145	$(238,919)	$136,217

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$554,326	$154,737	$(2,484)	$706,579
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	190,110	84,847	(683)	274,274
Selling, general and administrative	—	114,357	41,348	(1,804)	153,901
Depreciation and amortization	—	10,075	9,557	—	19,632
Restructuring expense (credit)	—	(70)	35	—	(35)
Total operating expenses	—	314,472	135,787	(2,487)	447,772
Operating income	—	239,854	18,950	3	258,807
Other income (expense):
Interest expense, net	(30,572)	9,293	(9,750)	—	(31,029)
Share of affiliates’ income (loss)	246,047	(770)	—	(245,277)	—
Loss on extinguishment of debt	(48,334)	—	—	—	(48,334)
Miscellaneous, net	(79)	(21)	(734)	(3)	(837)
Total other income (expense)	167,062	8,502	(10,484)	(245,280)	(80,200)
Income from operations before income taxes	167,062	248,356	8,466	(245,277)	178,607
Income tax expense	(53,618)	(2,309)	(2,616)	—	(58,543)
Net income including noncontrolling interests	113,444	246,047	5,850	(245,277)	120,064
Net income attributable to noncontrolling interests	—	—	(6,620)	—	(6,620)
Net income (loss) attributable to AMC Networks’ stockholders	$113,444	$246,047	$(770)	$(245,277)	$113,444

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$136,217	$235,774	$9,559	$(238,919)	$142,631
Other comprehensive income (loss):
Foreign currency translation adjustment	9,864	—	9,864	(9,864)	9,864
Unrealized gain on interest rate swaps	319	—	—	—	319
Unrealized gain on available for sale securities	4,021	—	—	—	4,021
Other comprehensive income, before income taxes	14,204	—	9,864	(9,864)	14,204
Income tax expense	(1,597)	—	—	—	(1,597)
Other comprehensive income, net of income taxes	12,607	—	9,864	(9,864)	12,607
Comprehensive income	148,824	235,774	19,423	(248,783)	155,238
Comprehensive income attributable to noncontrolling interests	—	—	(6,805)	—	(6,805)
Comprehensive income attributable to AMC Networks’ stockholders	$148,824	$235,774	$12,618	$(248,783)	$148,433

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$113,444	$246,047	$5,850	$(245,277)	$120,064
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,845)	(2,845)	18,230	2,845	15,385
Unrealized loss on interest rate swaps	(1,578)	—	—	—	(1,578)
Other comprehensive (loss) income, before income taxes	(4,423)	(2,845)	18,230	2,845	13,807
Income tax expense	(1,899)	—	—	—	(1,899)
Other comprehensive (loss) income, net of income taxes	(6,322)	(2,845)	18,230	2,845	11,908
Comprehensive income	107,122	243,202	24,080	(242,432)	131,972
Comprehensive income attributable to noncontrolling interests	—	—	(7,032)	—	(7,032)
Comprehensive income attributable to AMC Networks’ stockholders	$107,122	$243,202	$17,048	$(242,432)	$124,940

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$224,091	$138,889	$21,097	$(239,207)	$144,870
Cash flows from investing activities:
Capital expenditures	—	(15,645)	(4,561)	—	(20,206)
Investment in and loans to investees	—	—	(28,000)	—	(28,000)
Increase to investment in affiliates	(57,926)	(36,982)	—	94,908	—
Net cash used in investing activities	(57,926)	(52,627)	(32,561)	94,908	(48,206)
Cash flows from financing activities:
Principal payments on long-term debt	(55,500)	—	—	—	(55,500)
Deemed repurchases of restricted stock units	(12,796)	—	—	—	(12,796)
Purchase of treasury stock	(91,423)	—	—	—	(91,423)
Principal payments on capital lease obligations	—	(657)	(744)	—	(1,401)
Distributions to noncontrolling interests	—	—	(11,712)	—	(11,712)
Net cash used in financing activities	(159,719)	(657)	(12,456)	—	(172,832)
Net increase (decrease) in cash and cash equivalents from operations	6,446	85,605	(23,920)	(144,299)	(76,168)
Effect of exchange rate changes on cash and cash equivalents	(6,488)	(144,299)	4,915	144,299	(1,573)
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$523	$262,256	$140,869	$—	$403,648

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$204,100	$193,453	$19,383	$(249,552)	$167,384
Cash flows from investing activities:
Capital expenditures	2	(8,151)	(4,238)	—	(12,387)
Increase to investment in affiliates	(160,665)	(72,411)	(13,181)	246,257	—
Net cash used in investing activities	(160,663)	(80,562)	(17,419)	246,257	(12,387)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(691,449)	—	—	—	(691,449)
Premium and fees paid on extinguishment of debt	(39,179)	—	—	—	(39,179)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock units	(10,413)	—	—	—	(10,413)
Proceeds from stock option exercises	1,200	—	—	—	1,200
Excess tax benefits from share-based compensation arrangements	852	—	—	—	852
Principal payments on capital lease obligations	—	(597)	(489)	—	(1,086)
Distributions to noncontrolling interest	—	—	(8,968)	—	(8,968)
Net cash provided by (used in) financing activities	241,441	(597)	(9,457)	—	231,387
Net increase (decrease) in cash and cash equivalents from operations	284,878	112,294	(7,493)	(3,295)	386,384
Effect of exchange rate changes on cash and cash equivalents	(5,844)	(3,295)	5,939	3,295	95
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$279,468	$257,259	$166,073	$—	$702,800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, “Risk Factors” in our 2016 Annual Report on Form 10-K (the “2016 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2016 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AMC Networks” or the “Company” refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2017, as well as an analysis of our cash flows for the three months ended March 31, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2017 as compared to December 31, 2016.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2016.
Business Overview
We manage our business through the following two operating segments:

•
National Networks: Includes activities of our programming businesses, which include our five programming networks, distributed in the U.S. and Canada. These programming networks include AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC, IFC, and Sundance Channel in Canada. Our AMC Studios operations within the National Networks segment sell rights worldwide to its owned original programming. The National Networks operating segment also includes AMC Networks Broadcasting & Technology, the technical services business, which primarily services most of the programming networks included in the National Networks segment.

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third party networks; and various developing on-line content distribution initiatives.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (“AOI”), defined below, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2017	2016
Revenues, net
National Networks	$615,147	$598,635
International and Other	106,797	109,048
Inter-segment eliminations	(1,755)	(1,104)
Consolidated revenues, net	$720,189	$706,579
Operating income (loss)
National Networks	$249,607	$266,732
International and Other	(19,217)	(8,436)
Inter-segment eliminations	1,281	511
Consolidated operating income	$231,671	$258,807
AOI
National Networks	$267,973	$280,952
International and Other	1,078	5,106
Inter-segment eliminations	1,281	511
Consolidated AOI	$270,332	$286,569
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2017	2016
Operating income	$231,671	$258,807
Share-based compensation expense	12,464	8,165
Restructuring expense (credit)	2,704	(35)
Depreciation and amortization	23,493	19,632
AOI	$270,332	$286,569
National Networks
In our National Networks segment, which accounted for 85% of our consolidated revenues for the three months ended March 31, 2017, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-

year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMCNI – DMC, IFC Films and various developing on-line content distribution initiatives.
In our International and Other segment, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2017,we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the three months ended March 31, 2017, distribution revenues represented 81% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, and participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.

We view our investments in international expansion and our various developing on-line content distribution initiatives as important long-term strategies. We may experience an adverse impact to the International and Other segment’s operating results and cash flows in periods of increased investment by the Company in these aforementioned initiatives.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment’s revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner’s interest in the operating results of majority-owned or controlled subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$720,189	100.0%	$706,579	100.0%	$13,610	1.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	298,612	41.5	274,274	38.8	24,338	8.9
Selling, general and administrative	163,709	22.7	153,901	21.8	9,808	6.4
Depreciation and amortization	23,493	3.3	19,632	2.8	3,861	19.7
Restructuring expense (credit)	2,704	0.4	(35)	—	2,739	n/m
Total operating expenses	488,518	67.8	447,772	63.4	40,746	9.1
Operating income	231,671	32.2	258,807	36.6	(27,136)	(10.5)
Other income (expense):
Interest expense, net	(27,007)	(3.7)	(31,029)	(4.4)	4,022	(13.0)
Loss on extinguishment of debt	—	—	(48,334)	(6.8)	48,334	n/m
Miscellaneous, net	11,049	1.5	(837)	(0.1)	11,886	n/m
Total other income (expense)	(15,958)	(2.2)	(80,200)	(11.4)	64,242	(80.1)
Net income from operations before income taxes	215,713	30.0	178,607	25.3	37,106	20.8
Income tax expense	(73,082)	(10.1)	(58,543)	(8.3)	(14,539)	24.8
Net income including noncontrolling interests	142,631	19.8	120,064	17.0	22,567	18.8
Net income attributable to noncontrolling interests	(6,414)	(0.9)	(6,620)	(0.9)	206	(3.1)%
Net income attributable to AMC Networks’ stockholders	$136,217	18.9%	$113,444	16.1%	$22,773	20.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$615,147	100.0%	$598,635	100.0%	$16,512	2.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	233,808	38.0	206,139	34.4	27,669	13.4
Selling, general and administrative	123,274	20.0	117,765	19.7	5,509	4.7
Depreciation and amortization	8,404	1.4	7,969	1.3	435	5.5
Restructuring expense	54	—	30	—	24	n/m
Operating income	$249,607	40.6%	$266,732	44.6%	$(17,125)	(6.4)%
Share-based compensation expense	9,908	1.6	6,221	1.0	3,687	59.3
Restructuring expense	54	—	30	—	24	80.0
Depreciation and amortization	8,404	1.4	7,969	1.3	435	5.5
AOI	$267,973	43.6%	$280,952	46.9%	$(12,979)	(4.6)%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$106,797	100.0%	$109,048	100.0%	$(2,251)	(2.1)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	67,838	63.5	69,745	64.0	(1,907)	(2.7)
Selling, general and administrative	40,437	37.9	36,141	33.1	4,296	11.9
Depreciation and amortization	15,089	14.1	11,663	10.7	3,426	29.4
Restructuring expense (credit)	2,650	2.5	(65)	(0.1)	2,715	n/m
Operating loss	$(19,217)	(18.0)%	$(8,436)	(7.7)%	$(10,781)	127.8%
Share-based compensation expense	2,556	2.4	1,944	1.8	612	31.5
Restructuring expense (credit)	2,650	2.5	(65)	(0.1)	2,715	n/m
Depreciation and amortization	15,089	14.1	11,663	10.7	3,426	29.4
AOI	$1,078	1.0%	$5,106	4.7%	$(4,028)	(78.9)%

Revenues, net
Revenues, net increased $13.6 million to $720.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
National Networks	$615,147	85.4%	$598,635	84.7%	$16,512	2.8%
International and Other	106,797	14.8	109,048	15.4	(2,251)	(2.1)
Inter-segment eliminations	(1,755)	(0.2)	(1,104)	(0.2)	(651)	59.0
Consolidated revenues, net	$720,189	100.0%	$706,579	100.0%	$13,610	1.9%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$247,542	40.2%	$263,852	44.1%	$(16,310)	(6.2)%
Distribution	367,605	59.8	334,783	55.9	32,822	9.8
	$615,147	100.0%	$598,635	100.0%	$16,512	2.8%

•
The decrease of $16.3 million in advertising revenues was driven by a decrease of $19.9 million at AMC due to lower ratings and the timing of our original programming, partially offset by an increase of $4.5 million at BBC AMERICA. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $32.8 million due to an increase of $19.4 million primarily from digital distribution revenues derived from our original programming, principally at AMC and SundanceTV, and an increase of $13.4 million in affiliation fee revenue across all of our networks resulting from an increase in rates. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$20,070	18.8%	$22,825	20.9%	$(2,755)	(12.1)%
Distribution	86,727	81.2	86,223	79.1	504	0.6
	$106,797	100.0%	$109,048	100.0%	$(2,251)	(2.1)%
The decrease in advertising revenues was principally due to the unfavorable impact of foreign currency translation of $2.4 million. The increase in distribution revenues was driven by an increase in affiliation fee revenue of $3.5 million as a result of expanded distribution at AMCNI, partially offset by a decrease in other distribution revenue of $2.8 million principally at AMCNI - DMC. The net increase in distribution revenues at AMCNI was partially offset by a decrease at IFC Films due to the strong performance of certain titles in 2016 as compared to 2017. Foreign currency translation had an unfavorable impact of $3.2 million on distribution revenue.
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

Technical and operating expense (excluding depreciation and amortization) increased $24.3 million to $298.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
National Networks	$233,808	$206,139	$27,669	13.4%
International and Other	67,838	69,745	(1,907)	(2.7)
Inter-segment eliminations	(3,034)	(1,610)	(1,424)	88.4
Total	$298,612	$274,274	$24,338	8.9%
Percentage of revenues, net	41.5%	38.8%
National Networks
The increase in technical and operating expense in the National Networks segment was primarily attributable to an increase of $27.8 million in program rights amortization expense as a result of continued investment in our original programming.
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
International and Other
The decrease in technical and operating expense in the International and Other segment was primarily due to a decrease at AMCNI of $2.8 million due to a decrease in direct programming related costs, and a decrease at IFC Films of $1.3 million due to the timing of investment in the acquisition of films, partially offset by an increase of $2.2 million related to increased investment at our developing on-line content distribution business. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $3.7 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $9.8 million to $163.7 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
National Networks	$123,274	$117,765	$5,509	4.7%
International and Other	40,437	36,141	4,296	11.9
Inter-segment eliminations	(2)	(5)	3	(60.0)
Total	$163,709	$153,901	$9,808	6.4%
Percentage of revenues, net	22.7%	21.8%
National Networks
Selling, general and administrative expense in the National Networks segment increased $5.5 million principally as a result of an increase in sales and marketing costs of $2.3 million related to the promotion and marketing of original programming and a net increase in long-term incentive compensation expense of $1.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment increased $4.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to an increase in sales and marketing costs of $1.9 million at AMCNI and $1.6 million at our developing on-line content distribution business principally due to increased subscriber acquisition costs. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $1.9 million.
Restructuring expense
Restructuring expense of $2.7 million for the three months ended March 31, 2017 relates to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016.
Depreciation and amortization
Depreciation and amortization expense increased $3.9 million to $23.5 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
National Networks	$8,404	$7,969	$435	5.5%
International and Other	15,089	11,663	3,426	29.4
	$23,493	$19,632	$3,861	19.7%
The increase in depreciation and amortization expense in the International and Other segment was attributable to accelerated depreciation of certain equipment at the AMCNI – DMC business. In addition, depreciation expense for the three months ended March 31, 2016 included a decrease in an asset retirement obligation.
Operating Income

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
National Networks	$249,607	$266,732	$(17,125)	(6.4)%
International and Other	(19,217)	(8,436)	(10,781)	127.8
Inter-segment Eliminations	1,281	511	770	150.7
	$231,671	$258,807	$(27,136)	(10.5)%
The decrease in operating income at the National Networks segment was primarily attributable to an increase in technical and operating expense of $27.7 million and an increase in selling, general and administrative expense of $5.5 million, partially offset by an increase in revenues of $16.5 million. The decrease in operating income in the International and Other segment was primarily attributable to an increase in selling, general and administrative expense of $4.3 million, an increase in depreciation and amortization of $3.4 million, an increase in restructuring expense of $2.7 million and a decrease in revenue of $2.3 million, partially offset by a decrease in technical and operating expense of $1.9 million.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
Operating income	$231,671	$258,807	$(27,136)	(10.5)%
Share-based compensation expense	12,464	8,165	4,299	52.7
Restructuring expense (credit)	2,704	(35)	2,739	n/m
Depreciation and amortization	23,493	19,632	3,861	19.7
AOI	$270,332	$286,569	$(16,237)	(5.7)%

AOI decreased $16.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
National Networks	$267,973	$280,952	$(12,979)	(4.6)%
International and Other	1,078	5,106	(4,028)	(78.9)
Inter-segment eliminations	1,281	511	770	150.7
AOI	$270,332	$286,569	$(16,237)	(5.7)%
National Networks AOI decreased principally due to an increase in technical and operating expenses of $27.7 million resulting primarily from an increase in program rights amortization and an increase in selling, general and administrative expenses of $1.8 million, partially offset by an increase in revenue of $16.5 million. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
International and Other AOI decreased due to an increase in selling, general and administrative expenses of $3.7 million and a decrease in revenue of $2.3 million, partially offset by a decrease in technical and operating expenses of $1.9 million.
Interest expense, net
The decrease in interest expense, net is driven by a decrease in interest expense of $1.3 million primarily as a result of a decrease in the interest rate on our fixed rate debt due to the early redemption of our 7.75% Notes in March 2016 and an increase in interest income of $2.8 million recorded for the three months ended March 31, 2017, in connection with increased cash balances for the three months ended March 31, 2017 versus the same period in 2016 as well as interest income earned on term loans entered into with RLJ Entertainment, Inc. (“RLJE”) in October 2016.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three months ended March 31, 2016 of $48.3 million represents $39.2 million of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8.2 million and unamortized deferred financing costs of $1.0 million.
Miscellaneous, net
The increase in miscellaneous, net of $11.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily driven by a gain on derivative instruments of $11.1 million related to the RLJE warrants and the portion of future interest on term loans with RLJE to be settled in shares of RLJE common stock.
Income tax expense
For the three months ended March 31, 2017, income tax expense was $73.1 million, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $5.9 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.1 million, state income tax expense of $3.4 million and tax expense of $2.3 million for an increase in valuation allowances for foreign taxes.
For the three months ended March 31, 2016, income tax expense was $58.5 million, representing an effective tax rate of 33%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $5.3 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $3.5 million, state income tax expense of $3.2 million and tax expense of $2.0 million for an increase in valuation allowances for foreign taxes.
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

On March 4, 2016, our Board of Directors authorized a program to repurchase up to $500 million shares of the Company’s Class A common stock. For the period April 1, 2017 through April 28, 2017, we repurchased approximately 642,000 additional shares for $37.9 million.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, debt service, repurchases of outstanding debt and common stock and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program’s airing. We expect this increased investment to continue in 2017. In addition, the required principal payments on our Term Loan A facility over the next twelve months will be $240.5 million.
As of March 31, 2017, our consolidated cash and cash equivalents balance includes approximately $92.5 million held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $87.0 million as of March 31, 2017. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements” of our 2016 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2017. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2017.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31:

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$144,870	$167,384
Cash used in investing activities	(48,206)	(12,387)
Cash (used in) provided by financing activities	(172,832)	231,387
Net increase (decrease) in cash and cash equivalents	(76,168)	386,384
Operating Activities
Net cash provided by operating activities amounted to $144.9 million for the three months ended March 31, 2017 as compared to $167.4 million for the three months ended March 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2017 primarily resulted from $377.8 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $211.3 million, a decrease in accounts payable, accrued expenses and other liabilities of $33.7 million primarily related to lower employee related liabilities, an increase in prepaid expense and other assets of $18.2 million, an increase in accounts receivable, trade of $16.0 million primarily related to timing of cash receipts and a decrease in deferred revenue of $11.1 million. Additionally, net cash provided by operating activities increased due to an increase in taxes payable of $57.6 million.
Net cash provided by operating activities amounted to $167.4 million for the three months ended March 31, 2016 and primarily resulted from $388.8 million of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $192.2 million, a decrease in accounts payable, accrued expenses and other liabilities of $68.9 million primarily related to lower employee related liabilities and an increase in accounts receivable, trade of $9.4 million primarily related to timing of cash receipts. Additionally, net cash provided by operating activities increased due to an increase in taxes payable of $37.4 million, an increase in deferred revenue of $4.0 million primarily related to advertising arrangements and a decrease in prepaid expenses and other assets of $7.9 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $48.2 million and $12.4 million, respectively. For the three months ended March 31, 2017, cash used in investing activities included investments of $28.0 million and capital expenditures of $20.2 million. For the three months ended March 31, 2016, capital expenditures totaled $12.4 million.
Financing Activities
Net cash used in financing activities amounted to $172.8 million for the three months ended March 31, 2017 as compared to net cash provided by financing activities of $231.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, financing activities primarily consisted of purchases of our common stock of $91.4 million under our Stock Repurchase Program and scheduled repayments of principal on the Company’s Term A loan facility of $55.5 million. In addition, net cash used in financing activities for the three months ended March 31, 2017 includes taxes paid in lieu of shares issued for equity-based compensation of $12.8 million and distributions to noncontrolling interests of $11.7 million.
Net cash provided by financing activities amounted to $231.4 million for the three months ended March 31, 2016 consisted of cash provided by the issuance of $1.0 billion of 5.00% Notes, net of an issuance discount of $17.5 million, offset by principal payments on long term debt of $691.4 million which included the repayment of $654.0 million of the Company’s 7.75% Notes pursuant to the Tender Offer, as well as the scheduled repayment of principal on the Company’s Term A loan facility of $37.0 million. In addition, net cash used in financing activities included premium payments and fees for the tender offer of $39.2 million, taxes paid in lieu of shares issued for equity-based compensation of $10.4 million and distributions to noncontrolling interest of $9.0 million.
Contractual Obligations
As of March 31, 2017, our contractual obligations not reflected on the condensed consolidated balance sheet increased $35.1 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company’s Consolidated Financial Statements included in our 2016 Form 10-K. We discuss our critical accounting estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the same 2016 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2016.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2017, the fair value of our fixed rate debt of $1.61 billion was more than its carrying value of $1.57 billion by approximately $33 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2017 would increase the estimated fair value of our fixed rate debt by approximately $66.0 million to approximately $1.7 billion.
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
As of March 31, 2017, we had $2.8 billion of debt outstanding (excluding capital leases), of which $1.2 billion is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2017, we had interest rate swap contracts outstanding with notional amounts aggregating $300.0 million. The aggregate fair value of interest rate swap contracts at March 31, 2017 was a net asset of $1.4 million. As a result of these transactions, the interest rate paid on approximately 68% of the Company’s debt (excluding capital leases) as of March 31, 2017 is effectively fixed (57% being fixed rate obligations and 11% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $0.6 million of cumulative unrealized gains, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At March 31, 2017, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2017 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $0.4 million of foreign currency transaction gains, net for the three months ended March 31, 2017. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2016 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 10, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	565,443	$54.68	565,443	$245,842,819
February 1, 2017 to February 28, 2017	342,485	$56.15	342,485	$226,613,051
March 1, 2017 to March 31, 2017	707,458	$58.34	707,458	$185,339,837
Total	1,615,386	$56.60	1,615,386

Item 6.	Exhibits.

(a)	Index to Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	May 4, 2017	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer