Form 10-Q
period 2017-06-30
AMC Networks Inc.
filed 2017-08-03
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 31, 2017:

Class A Common Stock par value $0.01 per share	52,080,739
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$189,479	$481,389
Accounts receivable, trade (less allowance for doubtful accounts of $6,818 and $6,064)	744,647	700,655
Amounts due from related parties, net	488	508
Current portion of program rights, net	450,090	441,130
Prepaid expenses and other current assets	77,612	72,661
Assets held for sale	16,433	—
Total current assets	1,478,749	1,696,343
Property and equipment, net of accumulated depreciation of $257,099 and $272,148	159,153	166,636
Program rights, net	1,221,916	1,108,586
Deferred carriage fees, net	37,626	43,886
Intangible assets, net	479,179	485,809
Goodwill	680,234	657,708
Deferred tax assets, net	9,079	8,598
Other assets	412,232	313,029
Total assets	$4,478,168	$4,480,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$90,893	$88,677
Accrued liabilities	234,494	284,429
Current portion of program rights obligations	301,527	300,845
Deferred revenue	47,834	53,643
Current portion of long-term debt	259,000	222,000
Current portion of capital lease obligations	4,253	4,584
Liabilities held for sale	16,433	—
Total current liabilities	954,434	954,178
Program rights obligations	485,883	398,175
Long-term debt	2,453,814	2,597,263
Capital lease obligations	28,341	35,282
Deferred tax liabilites, net	159,996	145,791
Other liabilities	120,890	132,219
Total liabilities	4,203,358	4,262,908
Commitments and contingencies
Redeemable noncontrolling interests	217,149	219,331
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 62,702 and 62,409 shares issued and 53,007 and 57,079 shares outstanding, respectively	627	624
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	158,485	142,798
Accumulated earnings	534,223	295,409
Treasury stock, at cost (9,696 and 5,330 shares Class A Common Stock, respectively)	(519,604)	(275,230)
Accumulated other comprehensive loss	(144,169)	(193,798)
Total AMC Networks stockholders’ equity (deficiency)	29,677	(30,082)
Non-redeemable noncontrolling interests	27,984	28,438
Total stockholders’ equity (deficiency)	57,661	(1,644)
Total liabilities and stockholders’ equity (deficiency)	$4,478,168	$4,480,595
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net (including revenues, net from related parties of $1,512, $6,200, $3,079 and $12,906, respectively)	$710,545	$684,832	$1,430,734	$1,391,411
Operating expenses:
Technical and operating (excluding depreciation and amortization)	334,845	305,492	633,457	576,537
Selling, general and administrative (including charges from related parties of $415, $822, $989 and $1,890, respectively)	162,273	179,366	325,982	336,644
Depreciation and amortization	20,606	21,553	44,099	41,185
Impairment charges	17,112	—	17,112	—
Restructuring (credit) expense	(81)	389	2,623	354
Total operating expenses	534,755	506,800	1,023,273	954,720
Operating income	175,790	178,032	407,461	436,691
Other income (expense):
Interest expense	(30,718)	(32,007)	(61,217)	(63,757)
Interest income	3,767	1,671	7,259	2,393
Loss on extinguishment of debt	—	(9)	—	(48,343)
Miscellaneous, net	18,980	(24,910)	30,028	(25,599)
Total other income (expense)	(7,971)	(55,255)	(23,930)	(135,306)
Income from operations before income taxes	167,819	122,777	383,531	301,385
Income tax expense	(60,193)	(39,390)	(133,275)	(97,933)
Net income including noncontrolling interests	107,626	83,387	250,256	203,452
Net income attributable to noncontrolling interests	(5,028)	(6,212)	(11,442)	(12,832)
Net income attributable to AMC Networks’ stockholders	$102,598	$77,175	$238,814	$190,620

Net income per share attributable to AMC Networks’ stockholders:
Basic	$1.55	$1.06	$3.56	$2.62
Diluted	$1.54	$1.05	$3.52	$2.60

Weighted average common shares:
Basic weighted average common shares	66,224	72,729	67,117	72,654
Diluted weighted average common shares	66,789	73,300	67,771	73,287
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income including noncontrolling interests	$107,626	$83,387	$250,256	$203,452
Other comprehensive income (loss):
Foreign currency translation adjustment	37,820	(18,389)	47,684	(3,004)
Unrealized (loss) gain on interest rate swaps	(180)	(765)	139	(2,343)
Unrealized (loss) gain on available for sale securities	(1,083)	—	2,938	—
Other comprehensive income, before income taxes	36,557	(19,154)	50,761	(5,347)
Income tax benefit (expense)	465	(8,312)	(1,132)	(10,211)
Other comprehensive income (loss), net of income taxes	37,022	(27,466)	49,629	(15,558)
Comprehensive income	144,648	55,921	299,885	187,894
Comprehensive income attributable to noncontrolling interests	(6,559)	(4,424)	(13,364)	(11,456)
Comprehensive income attributable to AMC Networks’ stockholders	$138,089	$51,497	$286,521	$176,438
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$250,256	$203,452
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	44,099	41,185
Impairment charges	17,112	—
Share-based compensation expense related to equity classified awards	27,595	19,488
Amortization and write-off of program rights	433,023	373,491
Amortization of deferred carriage fees	8,803	8,187
Unrealized foreign currency transaction (gain) loss	(8,118)	28,366
Unrealized (gain) loss on derivative contracts, net	(21,790)	1,064
Amortization of deferred financing costs and discounts on indebtedness	4,551	4,638
Loss on extinguishment of debt	—	48,343
Bad debt expense	2,208	1,449
Deferred income taxes	11,914	4,225
Excess tax benefits from share-based compensation arrangements	—	(781)
Other, net	(3,642)	(1,930)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(43,503)	(45,536)
Prepaid expenses and other assets	(31,141)	(17,090)
Program rights and obligations, net	(458,480)	(466,288)
Income taxes payable	(10,094)	13,636
Deferred revenue	(9,908)	29,308
Deferred carriage fees, net	(3,313)	(9,910)
Accounts payable, accrued expenses and other liabilities	(43,595)	(5,733)
Net cash provided by operating activities	165,977	229,564
Cash flows from investing activities:
Capital expenditures	(39,936)	(24,186)
Investments in and loans to investees	(43,000)	—
Payments for acquisition of a business, net of cash acquired	—	(354)
Net cash used in investing activities	(82,936)	(24,540)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	982,500
Principal payments on long-term debt	(110,965)	(728,449)
Premium and fees paid on extinguishment of debt	—	(39,188)
Payments for financing costs	—	(2,070)
Deemed repurchases of restricted stock units	(13,373)	(10,834)
Purchase of treasury stock	(244,374)	(48,227)
Proceeds from stock option exercises	—	1,216
Excess tax benefits from share-based compensation arrangements	—	781
Principal payments on capital lease obligations	(2,526)	(2,075)
Distributions to noncontrolling interests	(12,930)	(8,977)
Net cash (used in) provided by financing activities	(384,168)	144,677
Net (decrease) increase in cash and cash equivalents from operations	(301,127)	349,701
Effect of exchange rate changes on cash and cash equivalents	9,217	(22,552)
Cash and cash equivalents at beginning of period	481,389	316,321
Cash and cash equivalents at end of period	$189,479	$643,470

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

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks; and various developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.

Basis of Presentation
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of AMC Networks and its majority owned or controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting, unless the fair value option is elected.
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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company’s networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in technical and operating expense of $1.4 million and $1.1 million were recorded for the three months ended June 30, 2017 and June 30, 2016, respectively. Program rights write-offs included in technical and operating expense of $1.8 million and $1.1 million were recorded for the six months ended June 30, 2017 and June 30, 2016, respectively.
Assets and Liabilities Held for Sale
In June 2017, we classified the assets and liabilities of AMCNI – DMC as held for sale. Assets held for sale are required to be presented at fair value less estimated sale costs, and as a result, the Company recognized a pre-tax impairment charge of $17.1 million for the three months ended June 30, 2017. Additionally, the Company expects to recognize a pre-tax loss of approximately $12.1 million in the third quarter of 2017 in conjunction with the sale of AMCNI – DMC, completed on July 12, 2017. The loss on sale may vary due to the finalization of certain purchase price adjustments.

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
Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which became effective for the Company as of January 1, 2017. ASU 2016-09 amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation and simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits in the statement of cash flows as an operating activity. The Company elected to apply this adoption prospectively; accordingly, prior periods have not been adjusted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 Compensation-Stock Compensation (Topic 718). ASU 2017-09 addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The guidance does not change the accounting for modifications but clarifies that an entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are the same immediately before the original award is modified. ASU 2017-09 is effective for the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC Topic 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for the Company in the first quarter of 2020, with early adoption permitted for any impairment tests performed after a testing date of January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs; therefore, eliminating the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company in first quarter of 2018, with early adoption permitted. Any adjustments as a result of adoption are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.
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
Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	66,224	72,729	67,117	72,654
Effect of dilution:
Stock options	—	1	—	26
Restricted stock units	565	570	654	607
Diluted weighted average common shares outstanding	66,789	73,300	67,771	73,287
For the three and six months ended June 30, 2017, there were approximately 388,000 stock options that would have been anti-dilutive to the diluted weighted average common shares outstanding. For the three and six months ended June 30, 2016, there were no stock options or restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 962,000 and 505,000 restricted stock units with performance conditions have been excluded from diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 and June 30, 2016, respectively, since performance conditions on these awards were not met in each of the respective periods.
Stock Repurchase Program
On March 4, 2016, the Company’s Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of Class A common stock (the “Stock Repurchase Program”). On June 6, 2017, the Board of Directors approved an increase of $500 million in the amount authorized for a total of $1.0 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2017, the Company repurchased 4.4 million shares of its Class A common stock at an average purchase price of approximately $55.97 per share. As of June 30, 2017, the Company had $532.4 million available for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 3. Restructuring
The Company incurred restructuring expense primarily related to severance charges associated with the elimination of certain positions across the Company.
The following table summarizes the restructuring (credit) expense recognized by operating segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
National Networks	$(97)	$37	$(43)	$67
International & Other	16	352	2,666	287
Total restructuring expense (credit)	$(81)	$389	$2,623	$354
Restructuring expense in the International and Other segment includes corporate headquarter related charges.
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2016	$12,106	$205	$12,311
Charges (credits)	2,636	(13)	2,623
Cash payments	(13,396)	(151)	(13,547)
Non-cash adjustments	(52)	68	16
Currency translation	1	9	10
Balance at June 30, 2017	$1,295	$118	$1,413
Accrued liabilities for restructuring costs are included in accrued liabilities in the condensed consolidated balance sheet at June 30, 2017.
Note 4. Investments
RLJE
On October 14, 2016, Digital Entertainment Holdings LLC (“DEH”), a wholly owned subsidiary of the Company, and RLJ Entertainment, Inc. (“RLJE”) entered into a Credit and Guaranty agreement (the “RLJE Credit Agreement”) pursuant to which DEH provided senior secured term loans totaling $65 million to RLJE, consisting of a $5 million Tranche A term loan (the “Tranche A Loan”) and a $60 million Tranche B term loan (the “Tranche B Loan”), and DEH received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”). On January 30, 2017, the Company and RLJE amended the terms of the Tranche A Loan to increase the principal amount by $8 million to $13 million and to extend the maturity date of that tranche from October 14, 2017 to June 30, 2019.
On June 16, 2017, DEH and RLJE entered into a second amendment to the RLJE Credit Agreement (the “Second Amendment”) pursuant to which DEH provided an additional tranche of the term loan debt to RLJE in the principal amount of $10 million (the “Tranche A-2 Loan”) with a maturity date of June 30, 2021. In addition, the Second Amendment also (i) extended the maturity date of the Tranche A Loan to June 30, 2020, (ii) provided that, commencing with the interest payment to be made on June 30, 2017, all interest under the RLJE Credit Agreement will be paid in shares of RLJE’s common stock, and (iii) increased the maximum senior leverage ratio, as defined in the terms of the RLJE Credit Agreement. For purposes of calculating the interest to be paid in shares of RLJE common stock, the value of such shares is based on a fixed $3.00 per share.
On June 20, 2017, in connection with the Second Amendment, DEH exercised a portion of its RLJE Class A warrants at $3.00 per share to acquire 1,667,000 shares of RLJE common stock in exchange for the cancellation of $5 million of the Tranche B Loan. Following the cancellation, the outstanding balance of the Tranche B Loan is approximately $55 million.
The increased ownership interest from the warrant exercise, as well as the existing representation on RLJE’s board of directors and the terms of the RLJE Credit Agreement were deemed, for accounting purposes, to provide DEH with the ability to exert significant influence over RLJE. As a result, the RLJE common stock investment held by the Company qualified for the use of the equity method of accounting. The Company has elected the fair value option for its investment in RLJE common stock based on the availability of a quoted market price. For the three months ended June 30, 2017, the Company recognized a gain of $1.3

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

million in the fair value of its investment in RLJE common stock, which is included in Miscellaneous, net in the condensed consolidated income statement.
The RLJE term loans are included in Other assets in the condensed consolidated balance sheet. The Company accounts for the portion of interest on the RLJE term loans payable in RLJE common stock as an embedded derivative. In addition, the RLJE Warrants are accounted for as derivatives. Both the RLJE Warrants and the embedded derivative for the interest payable in RLJE common stock are remeasured at the end of each period with changes in fair value included in Miscellaneous, net in the condensed consolidated statement of income.
Note 5. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2016	$242,303	$415,405	$657,708
Amortization of “second component” goodwill	(1,272)	—	(1,272)
Foreign currency translation	—	23,798	23,798
June 30, 2017	$241,031	$439,203	$680,234
The reduction of $1.3 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of “second component” goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company’s tax returns.
The following tables summarize information relating to the Company’s identifiable intangible assets:

(In thousands)	June 30, 2017
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$520,722	$(151,059)	$369,663	10 to 25 years
Advertiser relationships	46,282	(11,302)	34,980	11 years
Trade names	53,055	(8,046)	45,009	12 to 20 years
Other amortizable intangible assets	10,851	(1,224)	9,627	15 years
Total amortizable intangible assets	630,910	(171,631)	459,279
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$650,810	$(171,631)	$479,179
(In thousands)	December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$509,992	$(133,932)	$376,060
Advertiser relationships	46,282	(9,198)	37,084
Trade names	49,720	(6,307)	43,413
Other amortizable intangible assets	10,002	(791)	9,211
Total amortizable intangible assets	615,996	(150,228)	465,768
Indefinite-lived intangible assets:
Trademarks	20,041	—	20,041
Total intangible assets	$636,037	$(150,228)	$485,809

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2017 and 2016 was $18.1 million and $19.6 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2017	$36,375
2018	36,531
2019	36,517
2020	36,502
2021	36,152
Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2017	December 31, 2016
Interest	$15,794	$15,770
Employee related costs	87,305	122,590
Income taxes payable	32,208	43,083
Other accrued expenses	99,187	102,986
Total accrued liabilities	$234,494	$284,429
Note 7. Long-term Debt
The Company’s long-term debt consists of the following:

(In thousands)	June 30, 2017	December 31, 2016
Senior Secured Credit Facility: (a)
Term Loan A Facility	$1,147,000	$1,258,000
Senior Notes:
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	2,747,000	2,858,000
Unamortized discount	(22,106)	(23,675)
Unamortized deferred financing costs	(12,080)	(15,062)
Long-term debt, net	2,712,814	2,819,263
Current portion of long-term debt	259,000	222,000
Noncurrent portion of long-term debt	$2,453,814	$2,597,263

(a)	The Company’s $500 million revolving credit facility remains undrawn at June 30, 2017. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Issuance of 4.75% Notes due 2025
On July 28, 2017, AMC Networks issued, and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed, $800 million aggregate principal amount of senior notes due August 1, 2025 (the “4.75% Notes due 2025”) in a registered public offering. AMC Networks used approximately $400 million of the net proceeds to repay loans under the Term Loan A Facility under AMC Networks’ senior secured credit facility and to pay fees and expenses related to the issuance. The remaining proceeds will be used for general corporate purposes. The 4.75% Notes due 2025 were issued pursuant to an indenture, dated as of March 30, 2016, as amended by the Second Supplemental Indenture, dated as of July 28, 2017. The 4.75% Notes due 2025 bear interest at a rate of 4.75% per annum and mature on August 1, 2025.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Amendment and Restatement of the Credit Facility
On July 28, 2017, AMC Networks entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer, the lenders party thereto. The Credit Agreement amends and restates AMC Networks’ prior credit agreement dated December 16, 2013 in its entirety. The Credit Agreement provides the Initial Borrowers with senior secured credit facilities consisting of (a) a $750 million Term Loan A (the “Term Loan A Facility”) after giving effect to the approximate $400 million payment from the proceeds of the 4.75% Notes due 2025 described above and (b) a $500 million revolving credit facility (the “Revolving Facility”) that was not drawn upon initially. Under the Credit Agreement, the maturity date of the Term Loan A Facility was extended to July 28, 2023 and the maturity date of the Revolving Facility was extended to July 28, 2022.
In connection with the issuance of the 4.75% Notes due 2025 and the Credit Agreement, AMC Networks incurred deferred financing costs of approximately $1.8 million, which will be amortized, using the effective interest method, to interest expense over the term of the related borrowing. In connection with the amendment to the Credit Agreement, the Company incurred financing costs of approximately $1.9 million, which were expensed when incurred.
Note 8. Fair Value Measurement
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level I – Quoted prices for identical instruments in active markets.

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III – Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, including investments for which the fair value option has been elected:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2017:
Assets:
Cash equivalents	$129	$—	$—	$129
Available for sale securities	8,249	—	—	8,249
Interest rate swap contracts	—	1,611	—	1,611
Investments	7,533	—	—	7,533
Foreign currency derivatives	—	4,555	—	4,555
Other derivatives	—	6,061	27,844	33,905
Liabilities:
Interest rate swap contracts	$—	$34	$—	$34
Foreign currency derivatives	—	3,638	—	3,638
At December 31, 2016:
Assets:
Cash equivalents	$65,384	$—	$—	$65,384
Interest rate swap contracts	—	1,471	—	1,471
Foreign currency derivatives	—	6,096	—	6,096
Other derivatives	—	—	12,308	12,308
Liabilities:
Interest rate swap contracts	$—	$762	$—	$762
Foreign currency derivatives	—	3,147	—	3,147

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company’s cash equivalents and available for sale securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company’s interest rate swap contracts, foreign currency derivatives and the embedded derivative for the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (see Note 9) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy and the Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the six months ended June 30, 2017, the Company recorded a gain of $17.2 million related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At June 30, 2017, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,137,123	$1,147,000
5.00% Notes due April 2024	982,980	1,025,000
4.75% Notes due December 2022	592,711	618,750
	$2,712,814	$2,790,750

(In thousands)	December 31, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,245,175	$1,254,855
5.00% Notes due April 2024	981,949	1,002,500
4.75% Notes due December 2022	592,139	606,000
	$2,819,263	$2,863,355
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
As of June 30, 2017, the Company had interest rate swap contracts outstanding with notional amounts aggregating $300.0 million, which consist of interest rate swap contracts with notional amounts of $200.0 million that are designated as cash flow hedges and interest rate swap contracts with notional amounts of $100.0 million that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts have varying maturities ranging from July 2017 to October 2018. At June 30, 2017, the Company’s interest rate swap contracts designated as cash flow hedges were highly effective.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the condensed consolidated balance sheet. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the condensed consolidated statement of income. For the three and six months ended June 30, 2017, the Company recorded a gain of $9.9 million and $21.1 million, respectively, related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statements of income.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$1,611	$1,471
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,191	$1,684
Foreign currency derivatives	Other assets	3,364	4,412
Other derivatives	Other assets	33,905	12,308
Liabilities:
Interest rate swap contracts	Accrued liabilities	$34	$762
Foreign currency derivatives	Accrued liabilities	858	952
Foreign currency derivatives	Other liabilities	2,780	2,195

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(65)	$(934)	Interest expense	$115	$(169)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2017 and 2016.

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$256	$(2,675)	Interest expense	$117	$(332)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2017 and 2016.

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(7)	$(49)	$(5)	$(229)
Foreign currency derivatives	Miscellaneous, net	(1,236)	2,158	(1,503)	2,210
Other derivatives	Miscellaneous, net	9,946	—	21,063	—
Total		$8,703	$2,109	$19,555	$1,981
Note 10. Income Taxes
For the three and six months ended June 30, 2017, income tax expense was $60.2 million and $133.3 million, respectively, representing an effective tax rate of 36% and 35%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to the tax benefit from the domestic production activities deduction of $4.4 million and $10.3 million, the tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $2.6 million and $6.7 million, the tax expense of $5.2 million and $7.5 million resulting from an increase in the valuation allowances for foreign and local taxes and state and local income tax expense of $2.6 million and $6.0 million for the three and six months ended June 30, 2017, respectively.
For the three and six months ended June 30, 2016, income tax expense was $39.4 million and $97.9 million, respectively, representing an effective tax rate of 32% for both periods. The effective tax rate differs from the federal statutory rate of 35% due primarily to the tax benefit from the domestic production activities deduction of $4.4 million and $9.7 million, the tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5.5 million and $8.9 million, the tax expense of $2.7 million and $4.7 million resulting from an increase in the valuation allowances for foreign and local taxes and state and local income tax expense of $2.1 million and $5.3 million for the three and six months ended June 30, 2016, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

At June 30, 2017, the Company had foreign tax credit carry forwards of approximately $34 million, expiring on various dates from 2017 through 2027. For the six months ended June 30, 2017, $0.8 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 11. Commitments and Contingencies
Commitments
As of June 30, 2017, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $46.3 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Legal Matters
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. The Court set August 24, 2017 as the date for oral argument of the summary judgment motions. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 12. Equity Plans
On June 6, 2017, AMC Networks granted 32,825 restricted stock units (“RSU’s”) under the AMC Networks Inc. Amended and Restated 2011 Non-Employee Directors Plan to non-employee directors that vested on the date of grant.
On March 9, 2017, AMC Networks granted 578,901 RSUs and 458,962 performance restricted stock units (“PRSUs”) to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 175,299 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three-year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
During the six months ended June 30, 2017, 518,968 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 225,398 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 293,570 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $13.4 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2017.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2017 was $15.1 million and $27.6 million, respectively, and $11.3 million and $19.5 million for the three and six months ended June 30, 2016, respectively.
As of June 30, 2017, there was $116.5 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.6 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 13. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2017.

(In thousands)	Six Months Ended June 30, 2017
December 31, 2016	$219,331
Net earnings	10,748
Distributions	(12,930)
June 30, 2017	$217,149
Note 14. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of AMC Networks.
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amount to $1.5 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively, and $3.1 million and $12.9 million for the six months ended June 30, 2017 and 2016, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.4 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.
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
Note 15. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2017	2016
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	—	10,983
Treasury stock not yet settled	8,987	—
Exercise of RLJE Warrants	5,001	—
Capital expenditures incurred but not yet paid	2,412	2,101
Supplemental Data:
Cash interest paid	56,832	69,449
Income taxes paid, net	124,474	75,450

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Six Months Ended June 30, 2017
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(194,189)	$391	$—	$(193,798)
Other comprehensive income before reclassifications	47,684	256	2,938	50,878
Amounts reclassified from accumulated other comprehensive loss	—	(117)	—	(117)
Net current-period other comprehensive income, before income taxes	47,684	139	2,938	50,761
Income tax expense	—	(51)	(1,081)	(1,132)
Net current-period other comprehensive income, net of income taxes	47,684	88	1,857	49,629
Ending balance	$(146,505)	$479	$1,857	$(144,169)

(In thousands)	Six Months Ended June 30, 2016
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$—	$(136,057)
Other comprehensive loss before reclassifications	(3,004)	(2,675)	—	(5,679)
Amounts reclassified from accumulated other comprehensive loss	—	332	—	332
Net current-period other comprehensive loss, before income taxes	(3,004)	(2,343)	—	(5,347)
Income tax (expense) benefit	(11,069)	858	—	(10,211)
Net current-period other comprehensive loss, net of income taxes	(14,073)	(1,485)	—	(15,558)
Ending balance	$(150,507)	$(1,108)	$—	$(151,615)
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the condensed consolidated statements of income.
Note 17. Segment Information
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$245,472	$21,373	$—	$266,845
Distribution	359,451	89,471	(5,222)	443,700
Consolidated revenues, net	$604,923	$110,844	$(5,222)	$710,545
Operating income (loss)	$211,623	$(31,222)	$(4,611)	$175,790
Share-based compensation expense	12,211	2,921	—	15,132
Restructuring (credit) expense	(97)	16	—	(81)
Impairment charges	—	17,112	—	17,112
Depreciation and amortization	8,430	12,176	—	20,606
Adjusted operating income	$232,167	$1,003	$(4,611)	$228,559

(In thousands)	Three Months Ended June 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$239,331	$25,564	$—	$264,895
Distribution	333,302	92,716	(6,081)	419,937
Consolidated revenues, net	$572,633	$118,280	$(6,081)	$684,832
Operating income (loss)	$189,090	$(7,819)	$(3,239)	$178,032
Share-based compensation expense	9,148	2,174	—	11,322
Restructuring expense	37	352	—	389
Depreciation and amortization	8,053	13,500	—	21,553
Adjusted operating income	$206,328	$8,207	$(3,239)	$211,296

(In thousands)	Six Months Ended June 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$493,014	$41,443	$—	$534,457
Distribution	727,056	176,198	(6,977)	896,277
Consolidated revenues, net	$1,220,070	$217,641	$(6,977)	$1,430,734
Operating income (loss)	$461,230	$(50,439)	$(3,330)	$407,461
Share-based compensation expense	22,119	5,476	—	27,595
Restructuring (credit) expense	(43)	2,666	—	2,623
Impairment charges	—	17,112	—	17,112
Depreciation and amortization	16,834	27,265	—	44,099
Adjusted operating income	$500,140	$2,080	$(3,330)	$498,890
Capital expenditures	$8,294	$31,642	$—	$39,936

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$503,183	$48,413	$—	$551,596
Distribution	668,086	178,915	(7,186)	839,815
Consolidated revenues, net	$1,171,269	$227,328	$(7,186)	$1,391,411
Operating income (loss)	$455,823	$(16,403)	$(2,729)	$436,691
Share-based compensation expense	15,370	4,118	—	19,488
Restructuring expense	67	287	—	354
Depreciation and amortization	16,022	25,163	—	41,185
Adjusted operating income	$487,282	$13,165	$(2,729)	$497,718
Capital expenditures	$4,414	$19,772	$—	$24,186
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Inter-segment revenues
National Networks	$(5,142)	$(5,991)	$(6,866)	$(6,936)
International and Other	(80)	(90)	(111)	(250)
	$(5,222)	$(6,081)	$(6,977)	$(7,186)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
United States	$548,555	$542,803	$1,148,610	$1,117,137
Europe	108,076	103,560	186,750	197,522
Other	53,914	38,469	95,374	76,752
	$710,545	$684,832	$1,430,734	$1,391,411
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2017	December 31, 2016
Property and equipment, net
United States	$112,640	$104,939
Europe	26,329	39,976
Other	20,184	21,721
	$159,153	$166,636

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 18. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600.0 million of 4.75% senior notes due December 2022 and $1.0 billion of 5.00% senior notes due April 2024. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$116	$42,368	$146,995	$—	$189,479
Accounts receivable, trade (less allowance for doubtful accounts)	—	559,893	184,754	—	744,647
Amounts due from related parties, net	—	488	—	—	488
Current portion of program rights, net	—	301,511	148,579	—	450,090
Prepaid expenses, other current assets and intercompany receivable	501	170,958	13,235	(107,082)	77,612
Assets held for sale	—	—	16,433	—	16,433
Total current assets	617	1,075,218	509,996	(107,082)	1,478,749
Property and equipment, net of accumulated depreciation	—	112,189	46,964	—	159,153
Investment in affiliates	2,998,053	882,052	—	(3,880,105)	—
Program rights, net	—	1,046,405	175,511	—	1,221,916
Long-term intercompany notes receivable	—	463,048	564	(463,612)	—
Deferred carriage fees, net	—	35,972	1,654	—	37,626
Intangible assets, net	—	175,425	303,754	—	479,179
Goodwill	—	67,881	612,353	—	680,234
Deferred tax asset, net	—	—	9,079	—	9,079
Other assets	1,610	129,289	281,333	—	412,232
Total assets	$3,000,280	$3,987,479	$1,941,208	$(4,450,799)	$4,478,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16	$45,877	$45,000	$—	$90,893
Accrued liabilities and intercompany payable	53,622	149,307	138,647	(107,082)	234,494
Current portion of program rights obligations	—	228,419	73,108	—	301,527
Deferred revenue	—	32,787	15,047	—	47,834
Current portion of long-term debt	259,000	—	—	—	259,000
Current portion of capital lease obligations	—	2,703	1,550	—	4,253
Liabilities held for sale	—	—	16,433	—	16,433
Total current liabilities	312,638	459,093	289,785	(107,082)	954,434
Program rights obligations	—	457,105	28,778	—	485,883
Long-term debt, net	2,453,814	—	—	—	2,453,814
Capital lease obligations	—	5,325	23,016	—	28,341
Deferred tax liability, net	163,924	—	(3,928)	—	159,996
Other liabilities and intercompany notes payable	40,227	67,903	476,372	(463,612)	120,890
Total liabilities	2,970,603	989,426	814,023	(570,694)	4,203,358
Commitments and contingencies
Redeemable noncontrolling interests	—	—	217,149	—	217,149
Stockholders’ equity:
AMC Networks stockholders’ equity	29,677	2,998,053	882,052	(3,880,105)	29,677
Non-redeemable noncontrolling interests	—	—	27,984	—	27,984
Total stockholders’ equity	29,677	2,998,053	910,036	(3,880,105)	57,661
Total liabilities and stockholders’ equity	$3,000,280	$3,987,479	$1,941,208	$(4,450,799)	$4,478,168

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$536,302	$179,675	$(5,432)	$710,545
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	240,150	95,472	(777)	334,845
Selling, general and administrative	—	116,423	50,838	(4,988)	162,273
Depreciation and amortization	—	10,123	10,483	—	20,606
Impairment charges	—	—	17,112	—	17,112
Restructuring credit	—	(45)	(36)	—	(81)
Total operating expenses	—	366,651	173,869	(5,765)	534,755
Operating income	—	169,651	5,806	333	175,790
Other income (expense):
Interest expense, net	(29,733)	10,165	(7,383)	—	(26,951)
Share of affiliates’ income	184,748	5,681	—	(190,429)	—
Miscellaneous, net	(230)	1,898	17,645	(333)	18,980
Total other income (expense)	154,785	17,744	10,262	(190,762)	(7,971)
Income from operations before income taxes	154,785	187,395	16,068	(190,429)	167,819
Income tax expense	(52,187)	(2,647)	(5,359)	—	(60,193)
Net income including noncontrolling interests	102,598	184,748	10,709	(190,429)	107,626
Net income attributable to noncontrolling interests	—	—	(5,028)	—	(5,028)
Net income attributable to AMC Networks’ stockholders	$102,598	$184,748	$5,681	$(190,429)	$102,598

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$519,955	$167,267	$(2,390)	$684,832
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	223,254	82,932	(694)	305,492
Selling, general and administrative	—	130,383	50,433	(1,450)	179,366
Depreciation and amortization	—	9,952	11,601	—	21,553
Restructuring expense	—	112	277	—	389
Total operating expenses	—	363,701	145,243	(2,144)	506,800
Operating income	—	156,254	22,024	(246)	178,032
Other income (expense):
Interest expense, net	(30,172)	9,538	(9,702)	—	(30,336)
Share of affiliates’ income (loss)	142,131	(20,997)	—	(121,134)	—
Loss on extinguishment of debt	(9)	—	—	—	(9)
Miscellaneous, net	(170)	(190)	(24,796)	246	(24,910)
Total other income (expense)	111,780	(11,649)	(34,498)	(120,888)	(55,255)
Income (loss) from operations before income taxes	111,780	144,605	(12,474)	(121,134)	122,777
Income tax expense	(34,605)	(2,474)	(2,311)	—	(39,390)
Net income (loss) including noncontrolling interests	77,175	142,131	(14,785)	(121,134)	83,387
Net income attributable to noncontrolling interests	—	—	(6,212)	—	(6,212)
Net income (loss) attributable to AMC Networks’ stockholders	$77,175	$142,131	$(20,997)	$(121,134)	$77,175

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,115,684	$322,807	$(7,757)	$1,430,734
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	461,904	173,089	(1,536)	633,457
Selling, general and administrative	—	236,104	96,317	(6,439)	325,982
Depreciation and amortization	—	20,327	23,772	—	44,099
Impairment charges	—	—	17,112	—	17,112
Restructuring expense	—	2,659	(36)	—	2,623
Total operating expenses	—	720,994	310,254	(7,975)	1,023,273
Operating income	—	394,690	12,553	218	407,461
Other income (expense):
Interest expense, net	(59,145)	19,988	(14,801)	—	(53,958)
Share of affiliates’ income	420,522	8,826	—	(429,348)	—
Miscellaneous, net	(343)	2,329	28,260	(218)	30,028
Total other income (expense)	361,034	31,143	13,459	(429,566)	(23,930)
Income from operations before income taxes	361,034	425,833	26,012	(429,348)	383,531
Income tax expense	(122,220)	(5,311)	(5,744)	—	(133,275)
Net income including noncontrolling interests	238,814	420,522	20,268	(429,348)	250,256
Net income attributable to noncontrolling interests	—	—	(11,442)	—	(11,442)
Net income attributable to AMC Networks’ stockholders	$238,814	$420,522	$8,826	$(429,348)	$238,814

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,074,484	$321,801	$(4,874)	$1,391,411
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	414,032	163,882	(1,377)	576,537
Selling, general and administrative	—	245,894	94,004	(3,254)	336,644
Depreciation and amortization	—	20,027	21,158	—	41,185
Restructuring expense	—	42	312	—	354
Total operating expenses	—	679,995	279,356	(4,631)	954,720
Operating income	—	394,489	42,445	(243)	436,691
Other income (expense):
Interest expense, net	(60,742)	18,831	(19,453)	—	(61,364)
Share of affiliates’ income (loss)	388,178	(20,145)	—	(368,033)	—
Loss on extinguishment of debt	(48,343)	—	—	—	(48,343)
Miscellaneous, net	(251)	(213)	(25,378)	243	(25,599)
Total other income (expense)	278,842	(1,527)	(44,831)	(367,790)	(135,306)
Income (loss) from operations before income taxes	278,842	392,962	(2,386)	(368,033)	301,385
Income tax expense	(88,222)	(4,784)	(4,927)	—	(97,933)
Net income (loss) including noncontrolling interests	190,620	388,178	(7,313)	(368,033)	203,452
Net income attributable to noncontrolling interests	—	—	(12,832)	—	(12,832)
Net income (loss) attributable to AMC Networks’ stockholders	$190,620	$388,178	$(20,145)	$(368,033)	$190,620

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$102,598	$184,748	$10,709	$(190,429)	$107,626
Other comprehensive income (loss):
Foreign currency translation adjustment	37,820	—	37,820	(37,820)	37,820
Unrealized (loss) gain on interest rate swaps	(180)	—	—	—	(180)
Unrealized (loss) gain on available for sale securities	(1,083)	—	—	—	(1,083)
Other comprehensive income, before income taxes	36,557	—	37,820	(37,820)	36,557
Income tax expense	465	—	—	—	465
Other comprehensive income, net of income taxes	37,022	—	37,820	(37,820)	37,022
Comprehensive income	139,620	184,748	48,529	(228,249)	144,648
Comprehensive income attributable to noncontrolling interests	—	—	(6,559)	—	(6,559)
Comprehensive income attributable to AMC Networks’ stockholders	$139,620	$184,748	$41,970	$(228,249)	$138,089

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$77,175	$142,131	$(14,785)	$(121,134)	$83,387
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,389)	—	(18,389)	18,389	(18,389)
Unrealized (loss) gain on interest rate swaps	(765)	—	—	—	(765)
Other comprehensive (loss) income, before income taxes	(19,154)	—	(18,389)	18,389	(19,154)
Income tax expense	(8,312)	—	—	—	(8,312)
Other comprehensive (loss) income, net of income taxes	(27,466)	—	(18,389)	18,389	(27,466)
Comprehensive income (loss)	49,709	142,131	(33,174)	(102,745)	55,921
Comprehensive income attributable to noncontrolling interests	—	—	(4,424)	—	(4,424)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$49,709	$142,131	$(37,598)	$(102,745)	$51,497

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$238,814	$420,522	$20,268	$(429,348)	$250,256
Other comprehensive income (loss):
Foreign currency translation adjustment	47,684	—	47,684	(47,684)	47,684
Unrealized (loss) gain on interest rate swaps	139	—	—	—	139
Unrealized (loss) gain on available for sale securities	2,938	—	—	—	2,938
Other comprehensive income, before income taxes	50,761	—	47,684	(47,684)	50,761
Income tax expense	(1,132)	—	—	—	(1,132)
Other comprehensive income, net of income taxes	49,629	—	47,684	(47,684)	49,629
Comprehensive income	288,443	420,522	67,952	(477,032)	299,885
Comprehensive income attributable to noncontrolling interests	—	—	(13,364)	—	(13,364)
Comprehensive income attributable to AMC Networks’ stockholders	$288,443	$420,522	$54,588	$(477,032)	$286,521

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)including noncontrolling interest	$190,620	$388,178	$(7,313)	$(368,033)	$203,452
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,004)	—	(3,004)	3,004	(3,004)
Unrealized (loss) gain on interest rate swaps	(2,343)	—	—	—	(2,343)
Other comprehensive (loss) income, before income taxes	(5,347)	—	(3,004)	3,004	(5,347)
Income tax expense	(10,211)	—	—	—	(10,211)
Other comprehensive (loss) income, net of income taxes	(15,558)	—	(3,004)	3,004	(15,558)
Comprehensive income (loss)	175,062	388,178	(10,317)	(365,029)	187,894
Comprehensive income attributable to noncontrolling interests	—	—	(11,456)	—	(11,456)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$175,062	$388,178	$(21,773)	$(365,029)	$176,438

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$258,037	$322,282	$15,279	$(429,621)	$165,977
Cash flows from investing activities:
Capital expenditures	—	(27,480)	(12,456)	—	(39,936)
Investment in and loans to investees	—	—	(43,000)	—	(43,000)
Increase to investment in affiliates	102,285	(127,727)	40,148	(14,706)	—
Net cash provided by (used in) investing activities	102,285	(155,207)	(15,308)	(14,706)	(82,936)
Cash flows from financing activities:
Principal payments on long-term debt	(111,000)	—	35	—	(110,965)
Deemed repurchases of restricted stock units	(13,373)	—	—	—	(13,373)
Purchase of treasury stock	(244,374)	—	—	—	(244,374)
Principal payments on capital lease obligations	—	(1,330)	(1,196)	—	(2,526)
Distributions to noncontrolling interests	—	—	(12,930)	—	(12,930)
Net cash used in financing activities	(368,747)	(1,330)	(14,091)	—	(384,168)
Net increase (decrease) in cash and cash equivalents from operations	(8,425)	165,745	(14,120)	(444,327)	(301,127)
Effect of exchange rate changes on cash and cash equivalents	7,976	(444,327)	1,241	444,327	9,217
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$116	$42,368	$146,995	$—	$189,479

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$277,785	$306,120	$16,349	$(370,690)	$229,564
Cash flows from investing activities:
Capital expenditures	—	(15,767)	(8,419)	—	(24,186)
Payments for acquisitions, net of cash acquired	—	—	(354)	—	(354)
(Increase) decrease to investment in affiliates	(359,483)	(31,090)	48,542	342,031	—
Net cash used in investing activities	(359,483)	(46,857)	39,769	342,031	(24,540)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(728,449)	—	—	—	(728,449)
Premium and fees paid on extinguishment of debt	(39,188)	—	—	—	(39,188)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,834)	—	—	—	(10,834)
Purchase of treasury stock	(48,227)	—	—	—	(48,227)
Proceeds from stock option exercises	1,216	—	—	—	1,216
Excess tax benefits from share-based compensation arrangements	781	—	—	—	781
Principal payments on capital lease obligations	—	(1,208)	(867)	—	(2,075)
Distributions to noncontrolling interest	—	—	(8,977)	—	(8,977)
Net cash provided by (used in) financing activities	155,729	(1,208)	(9,844)	—	144,677
Net increase in cash and cash equivalents from operations	74,031	258,055	46,274	(28,659)	349,701
Effect of exchange rate changes on cash and cash equivalents	(23,518)	28,659	(56,352)	28,659	(22,552)
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$50,947	$434,974	$157,549	$—	$643,470

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2017, as well as an analysis of our cash flows for the six months ended June 30, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2017 as compared to December 31, 2016.
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

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third party networks; and various developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (“AOI”), defined below, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net
National Networks	$604,923	$572,633	$1,220,070	$1,171,269
International and Other	110,844	118,280	217,641	227,328
Inter-segment eliminations	(5,222)	(6,081)	(6,977)	(7,186)
Consolidated revenues, net	$710,545	$684,832	$1,430,734	$1,391,411
Operating income (loss)
National Networks	$211,623	$189,090	$461,230	$455,823
International and Other	(31,222)	(7,819)	(50,439)	(16,403)
Inter-segment eliminations	(4,611)	(3,239)	(3,330)	(2,729)
Consolidated operating income	$175,790	$178,032	$407,461	$436,691
AOI
National Networks	$232,167	$206,328	$500,140	$487,282
International and Other	1,003	8,207	2,080	13,165
Inter-segment eliminations	(4,611)	(3,239)	(3,330)	(2,729)
Consolidated AOI	$228,559	$211,296	$498,890	$497,718
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income	$175,790	$178,032	$407,461	$436,691
Share-based compensation expense	15,132	11,322	27,595	19,488
Restructuring (credit) expense	(81)	389	2,623	354
Impairment charges	17,112	—	17,112	—
Depreciation and amortization	20,606	21,553	44,099	41,185
AOI	$228,559	$211,296	$498,890	$497,718
National Networks
In our National Networks segment, which accounted for 85% of our consolidated revenues for the six months ended June 30, 2017, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $1.4 million and $1.1 million were recorded for the three months ended June 30, 2017 and 2016, respectively. Program rights write-offs of $1.8 million and $1.1 million were recorded for the six months ended June 30, 2017 and 2016, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMCNI – DMC, IFC Films and various developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.
In our International and Other segment, which accounted for 15% of our consolidated revenues for the six months ended June 30, 2017, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the six months ended June 30, 2017, distribution revenues represented 81% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business, where revenues are derived principally from theatrical, digital and licensing distribution and our developing on-line content business, where revenues are derived from monthly subscription fees.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment’s revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owners’ interest in the operating results of majority-owned or controlled subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$710,545	100.0%	$684,832	100.0%	$25,713	3.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	334,845	47.1	305,492	44.6	29,353	9.6
Selling, general and administrative	162,273	22.8	179,366	26.2	(17,093)	(9.5)
Depreciation and amortization	20,606	2.9	21,553	3.1	(947)	(4.4)
Impairment charges	17,112	2.4	—	—	17,112	n/m
Restructuring (credit) expense	(81)	—	389	0.1	(470)	(120.8)
Total operating expenses	534,755	75.3	506,800	74.0	27,955	5.5
Operating income	175,790	24.7	178,032	26.0	(2,242)	(1.3)
Other income (expense):
Interest expense, net	(26,951)	(3.8)	(30,336)	(4.4)	3,385	(11.2)
Loss on extinguishment of debt	—	—	(9)	—	9	(100.0)
Miscellaneous, net	18,980	2.7	(24,910)	(3.6)	43,890	(176.2)
Total other income (expense)	(7,971)	(1.1)	(55,255)	(8.1)	47,284	(85.6)
Net income from operations before income taxes	167,819	23.6	122,777	17.9	45,042	36.7
Income tax expense	(60,193)	(8.5)	(39,390)	(5.8)	(20,803)	52.8
Net income including noncontrolling interests	107,626	15.1	83,387	12.2	24,239	29.1
Net income attributable to noncontrolling interests	(5,028)	(0.7)	(6,212)	(0.9)	1,184	(19.1)%
Net income attributable to AMC Networks’ stockholders	$102,598	14.4%	$77,175	11.3%	$25,423	32.9%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$604,923	100.0%	$572,633	100.0%	$32,290	5.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	265,507	43.9	240,116	41.9	25,391	10.6
Selling, general and administrative	119,460	19.7	135,337	23.6	(15,877)	(11.7)
Depreciation and amortization	8,430	1.4	8,053	1.4	377	4.7
Restructuring (credit) expense	(97)	—	37	—	(134)	n/m
Operating income	$211,623	35.0%	$189,090	33.0%	$22,533	11.9%
Share-based compensation expense	12,211	2.0	9,148	1.6	3,063	33.5
Restructuring (credit) expense	(97)	—	37	—	(134)	n/m
Depreciation and amortization	8,430	1.4	8,053	1.4	377	4.7
AOI	$232,167	38.4%	$206,328	36.0%	$25,839	12.5%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$110,844	100.0%	$118,280	100.0%	$(7,436)	(6.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	69,918	63.1	68,215	57.7	1,703	2.5
Selling, general and administrative	42,844	38.7	44,032	37.2	(1,188)	(2.7)
Depreciation and amortization	12,176	11.0	13,500	11.4	(1,324)	(9.8)
Impairment charges	17,112	15.4	—	—	17,112	n/m
Restructuring expense	16	—	352	0.3	(336)	(95.5)
Operating loss	$(31,222)	(28.2)%	$(7,819)	(6.6)%	$(23,403)	299.3%
Share-based compensation expense	2,921	2.6	2,174	1.8	747	34.4
Restructuring expense	16	—	352	0.3	(336)	(95.5)
Impairment charges	17,112	15.4	—	—	17,112	n/m
Depreciation and amortization	12,176	11.0	13,500	11.4	(1,324)	(9.8)
AOI	$1,003	0.9%	$8,207	6.9%	$(7,204)	(87.8)%

Revenues, net
Revenues, net increased $25.7 million to $710.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
National Networks	$604,923	85.1%	$572,633	83.6%	$32,290	5.6%
International and Other	110,844	15.6	118,280	17.3	(7,436)	(6.3)
Inter-segment eliminations	(5,222)	(0.7)	(6,081)	(0.9)	859	(14.1)
Consolidated revenues, net	$710,545	100.0%	$684,832	100.0%	$25,713	3.8%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$245,472	40.6%	$239,331	41.8%	$6,141	2.6%
Distribution	359,451	59.4	333,302	58.2	26,149	7.8
	$604,923	100.0%	$572,633	100.0%	$32,290	5.6%

•
Advertising revenues increased $6.1 million, with the largest increase at BBC AMERICA, partially offset by a decrease at AMC, both primarily driven by ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $26.1 million due to an increase of $20.7 million primarily from digital distribution revenues derived from our original programming, principally at AMC, and an increase in affiliation fee revenue, primarily at AMC, resulting from an increase in rates. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$21,373	19.3%	$25,564	21.6%	$(4,191)	(16.4)%
Distribution	89,471	80.7	92,716	78.4	(3,245)	(3.5)
	$110,844	100.0%	$118,280	100.0%	$(7,436)	(6.3)%
The decrease in advertising revenues was primarily due to lower demand in certain international markets. In addition, foreign currency translation had an unfavorable impact of $2.0 million. The decrease in distribution revenues was driven by a decrease in other distribution revenue of $6.8 million principally at IFC Films and AMCNI – DMC, partially offset by an increase in subscription revenue at our developing on-line content distribution business. The decrease at IFC Films was primarily due to the strong performance of certain titles in 2016 as compared to 2017 and the decrease at AMCNI – DMC was due to the loss of customers. The decreases in other distribution revenue were partially offset by an increase in affiliation fee revenue as a result of expanded distribution at AMCNI. Foreign currency translation had an unfavorable impact of $2.7 million on distribution revenue.
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

Technical and operating expense (excluding depreciation and amortization) increased $29.4 million to $334.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$265,507	$240,116	$25,391	10.6%
International and Other	69,918	68,215	1,703	2.5
Inter-segment eliminations	(580)	(2,839)	2,259	(79.6)
Total	$334,845	$305,492	$29,353	9.6%
Percentage of revenues, net	47.1%	44.6%
National Networks
The increase in technical and operating expense in the National Networks segment was primarily attributable to an increase of $25.1 million in program rights amortization expense as a result of continued investment in our original programming. Program rights amortization expense includes write-offs of $1.4 million and $1.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively, based on management’s assessment of programming usefulness.
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
International and Other
The increase in technical and operating expense in the International and Other segment was primarily due to an increase at our developing on-line content distribution business of $2.5 million due to increased investment in acquired content, partially offset by a decrease at AMCNI. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $2.8 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense decreased $17.1 million to $162.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$119,460	$135,337	$(15,877)	(11.7)%
International and Other	42,844	44,032	(1,188)	(2.7)
Inter-segment eliminations	(31)	(3)	(28)	n/m
Total	$162,273	$179,366	$(17,093)	(9.5)%
Percentage of revenues, net	22.8%	26.2%
National Networks
Selling, general and administrative expense in the National Networks segment decreased $15.9 million principally as a result of a decrease in sales and marketing costs of $16.3 million related to the timing and level of the promotion and marketing of original programming for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment decreased $1.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 driven by a a decrease in selling and administrative costs at AMCNI of $3.1 million, partially offset by an increase in sales and marketing costs of $1.3 million at our developing on-line content distribution business principally due to increased subscriber acquisition costs. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $0.6 million.
Depreciation and amortization
Depreciation and amortization expense decreased $0.9 million to $20.6 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$8,430	$8,053	$377	4.7%
International and Other	12,176	13,500	(1,324)	(9.8)
	$20,606	$21,553	$(947)	(4.4)%
The decrease in depreciation and amortization expense in the International and Other segment was primarily attributable to the decrease of equipment and identifiable intangible assets at AMCNI – DMC as a result of impairment charges recorded in the fourth quarter of 2016.
Impairment charges
In June 2017, we classified the assets and liabilities of AMCNI – DMC as held for sale. Assets held for sale are required to be presented at fair value less estimated sale costs, and as a result, we recognized a pre-tax impairment charge of $17.1 million for the three months ended June 30, 2017. Additionally, we expect to recognize a pre-tax loss of approximately $12.1 million in the third quarter of 2017 in conjunction with the sale of AMCNI – DMC, completed on July 12, 2017. The loss on sale may vary due to the finalization of certain purchase price adjustments.
Operating Income

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$211,623	$189,090	$22,533	11.9%
International and Other	(31,222)	(7,819)	(23,403)	299.3
Inter-segment Eliminations	(4,611)	(3,239)	(1,372)	42.4
	$175,790	$178,032	$(2,242)	(1.3)%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $32.3 million and an decrease in selling, general and administrative expense of $15.9 million, partially offset by an increase in technical and operating expense of $25.4 million.
The decrease in operating income in the International and Other segment was primarily attributable to impairment charges of $17.1 million related to the classification of the assets and liabilities of AMCNI – DMC as held for sale, a decrease in revenue of $7.4 million, an increase in technical and operating expense of $1.7 million, partially offset by a decrease in selling, general and administrative expense of $1.2 million, and a decrease in depreciation and amortization of $1.3 million.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
Operating income	$175,790	$178,032	$(2,242)	(1.3)%
Share-based compensation expense	15,132	11,322	3,810	33.7
Restructuring (credit) expense	(81)	389	(470)	n/m
Impairment charges	17,112	—	17,112	n/m
Depreciation and amortization	20,606	21,553	(947)	(4.4)
AOI	$228,559	$211,296	$17,263	8.2%

AOI increased $17.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$232,167	$206,328	$25,839	12.5%
International and Other	1,003	8,207	(7,204)	(87.8)
Inter-segment eliminations	(4,611)	(3,239)	(1,372)	42.4
AOI	$228,559	$211,296	$17,263	8.2%
National Networks AOI increased principally due to an increase in revenue of $32.3 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $18.9 million, partially offset by an increase in technical and operating expenses of $25.4 million. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
International and Other AOI decreased due to a decrease in revenue of $7.4 million and an increase in technical and operating expenses of $1.7 million, partially offset by a decrease in selling, general and administrative expenses (excluding stock based compensation) of $1.9 million. Foreign currency translation had a unfavorable impact on AOI of approximately $1.3 million.
Interest expense, net
The decrease in interest expense, net is driven by an increase in interest income of $2.1 million, partially offset by a decrease in interest expense of $1.2 million. The increase in interest income is related to interest income earned on term loans entered into with RLJ Entertainment, Inc. (“RLJE”) in October 2016. The decrease in interest expense is partially attributable to a decrease in our fixed rate debt due to the early redemption of our 7.75% Notes, a portion of which was outstanding during the three months ended June 30, 2016.
Miscellaneous, net
The increase in miscellaneous, net of $43.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was principally the result of a $35.2 million variance in the foreign currency translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans. Foreign currency transaction gains were $8.6 million for the three months ended June 30, 2017 as compared to foreign currency transaction losses of $26.6 million for the three months ended June 30, 2016. Certain intercompany loans which were the primary driver of foreign currency transaction losses in 2016 were settled in the third quarter of 2016. Miscellaneous, net also includes gains on derivative instruments of $8.7 million primarily related to the RLJE derivatives due to an increase in the stock price of RLJE common stock and a gain in the fair market value of shares held in RLJE common stock of $1.3 million, which was recognized during the second quarter upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.
Income tax expense
For the three months ended June 30, 2017, income tax expense was $60.2 million representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax expense of $5.2 million resulting from an increase in the valuation allowances for foreign and local taxes, state and local income tax expense of $2.6 million, partially offset by a tax benefit from the domestic production activities deduction of $4.4 million, and a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $2.6 million.
For the three months ended June 30, 2016, income tax expense was $39.4 million, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to a tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $5.5 million, a tax benefit from the domestic production activities deduction of $4.4 million, partially offset by tax expense of $2.7 million resulting from an increase in the valuation allowance for foreign and local taxes and state and local income tax expense of $2.1 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,430,734	100.0%	$1,391,411	100.0%	$39,323	2.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	633,457	44.3	576,537	41.4	56,920	9.9
Selling, general and administrative	325,982	22.8	336,644	24.2	(10,662)	(3.2)
Depreciation and amortization	44,099	3.1	41,185	3.0	2,914	7.1
Impairment charges	17,112	1.2	—	—	17,112	n/m
Restructuring expense	2,623	0.2	354	—	2,269	n/m
Total operating expenses	1,023,273	71.5	954,720	68.6	68,553	7.2
Operating income	407,461	28.5	436,691	31.4	(29,230)	(6.7)
Other income (expense):
Interest expense, net	(53,958)	(3.8)	(61,364)	(4.4)	7,406	(12.1)
Loss on extinguishment of debt	—	—	(48,343)	(3.5)	48,343	n/m
Miscellaneous, net	30,028	2.1	(25,599)	(1.8)	55,627	n/m
Total other income (expense)	(23,930)	(1.7)	(135,306)	(9.7)	111,376	(82.3)
Net income from operations before income taxes	383,531	26.8	301,385	21.7	82,146	27.3
Income tax expense	(133,275)	(9.3)	(97,933)	(7.0)	(35,342)	36.1
Net income including noncontrolling interests	250,256	17.5	203,452	14.6	46,804	23.0
Net income attributable to noncontrolling interests	(11,442)	(0.8)	(12,832)	(0.9)	1,390	(10.8)%
Net income attributable to AMC Networks’ stockholders	$238,814	16.7%	$190,620	13.7%	$48,194	25.3%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,220,070	100.0%	$1,171,269	100.0%	$48,801	4.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	499,315	40.9	446,255	38.1	53,060	11.9
Selling, general and administrative	242,734	19.9	253,102	21.6	(10,368)	(4.1)
Depreciation and amortization	16,834	1.4	16,022	1.4	812	5.1
Restructuring (credit) expense	(43)	—	67	—	(110)	n/m
Operating income	$461,230	37.8%	$455,823	38.9%	$5,407	1.2%
Share-based compensation expense	22,119	1.8	15,370	1.3	6,749	43.9
Restructuring (credit) expense	(43)	—	67	—	(110)	(164.2)
Depreciation and amortization	16,834	1.4	16,022	1.4	812	5.1
AOI	$500,140	41.0%	$487,282	41.6%	$12,858	2.6%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$217,641	100.0%	$227,328	100.0%	$(9,687)	(4.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	137,756	63.3	134,731	59.3	3,025	2.2
Selling, general and administrative	83,281	38.3	83,550	36.8	(269)	(0.3)
Depreciation and amortization	27,265	12.5	25,163	11.1	2,102	8.4
Impairment charges	17,112	7.9	—	—	17,112	n/m
Restructuring expense	2,666	1.2	287	0.1	2,379	n/m
Operating loss	$(50,439)	(23.2)%	$(16,403)	(7.2)%	$(34,036)	207.5%
Share-based compensation expense	5,476	2.5	4,118	1.8	1,358	33.0
Restructuring expense	2,666	1.2	287	0.1	2,379	n/m
Impairment charges	17,112	7.9	—	—	17,112	n/m
Depreciation and amortization	27,265	12.5	25,163	11.1	2,102	8.4
AOI	$2,080	1.0%	$13,165	5.8%	$(11,085)	(84.2)%

Revenues, net
Revenues, net increased $39.3 million to $1.4 billion for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
National Networks	$1,220,070	85.3%	$1,171,269	84.2%	$48,801	4.2%
International and Other	217,641	15.2	227,328	16.3	(9,687)	(4.3)
Inter-segment eliminations	(6,977)	(0.5)	(7,186)	(0.5)	209	(2.9)
Consolidated revenues, net	$1,430,734	100.0%	$1,391,411	100.0%	$39,323	2.8%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$493,014	40.4%	$503,183	43.0%	$(10,169)	(2.0)%
Distribution	727,056	59.6	668,086	57.0	58,970	8.8
	$1,220,070	100.0%	$1,171,269	100.0%	$48,801	4.2%

•
Advertising revenues decreased $10.2 million due to a decrease at AMC, partially offset by an increase at BBC AMERICA, both primarily driven by ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $59.0 million due to an increase of $40.1 million primarily from digital distribution revenues derived from our original programming, principally at AMC and SundanceTV, and an increase of $18.8 million in affiliation fee revenue, principally at AMC resulting from an increase in rates. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$41,443	19.0%	$48,413	21.3%	$(6,970)	(14.4)%
Distribution	176,198	81.0	178,915	78.7	(2,717)	(1.5)
	$217,641	100.0%	$227,328	100.0%	$(9,687)	(4.3)%
The decrease in advertising revenues was primarily due to lower demand in certain international markets. In addition, foreign currency translation had an unfavorable impact of $4.4 million. The decrease in distribution revenues was driven by a decrease in other distribution revenue of $11.4 million principally at IFC Films and AMCNI – DMC. The decrease at IFC Films of was primarily due to the strong performance of certain titles in 2016 as compared to 2017 and the decrease at AMCNI – DMC was due to the loss of customers. The decreases in other distribution revenue were partially offset by an increase in affiliation fee revenue as a result of expanded distribution at AMCNI. Foreign currency translation had an unfavorable impact of $5.9 million on distribution revenue.
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

Technical and operating expense (excluding depreciation and amortization) increased $56.9 million to $633.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$499,315	$446,255	$53,060	11.9%
International and Other	137,756	134,731	3,025	2.2
Inter-segment eliminations	(3,614)	(4,449)	835	(18.8)
Total	$633,457	$576,537	$56,920	9.9%
Percentage of revenues, net	44.3%	41.4%
National Networks
The increase in technical and operating expense in the National Networks segment was primarily attributable to an increase of $52.9 million in program rights amortization expense as a result of continued investment in our original programming. Program rights amortization expense includes write-offs of $1.8 million and $1.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively, based on management’s assessment of programming usefulness.
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
International and Other
The increase in technical and operating expense in the International and Other segment was driven by an increase of $4.6 million at our developing on-line content distribution business, partially offset by a decrease at IFC Films of $1.9 million due to the timing of investment in the acquisition of films. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $6.5 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense decreased $10.7 million to $326.0 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$242,734	$253,102	$(10,368)	(4.1)%
International and Other	83,281	83,550	(269)	(0.3)
Inter-segment eliminations	(33)	(8)	(25)	n/m
Total	$325,982	$336,644	$(10,662)	(3.2)%
Percentage of revenues, net	22.8%	24.2%
National Networks
Selling, general and administrative expense in the National Networks segment decreased $10.4 million principally as a result of a decrease in sales and marketing costs of $15.3 million primarily related to the timing and level of the promotion and marketing of original programming, partially offset by a net increase in long-term incentive compensation expense of $2.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment decreased $0.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due principally to a decrease in selling and administrative costs of $3.6 million, partially offset by an increase in sales and marketing costs of $3.0 million primarily related to subscriber acquisition costs at our developing on-line content distribution business and a net increase in long-term incentive compensation expense of $0.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $2.6 million.
Restructuring expense
Restructuring expense of $2.6 million for the six months ended June 30, 2017 relates to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016.
Depreciation and amortization
Depreciation and amortization expense increased $2.9 million to $44.1 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$16,834	$16,022	$812	5.1%
International and Other	27,265	25,163	2,102	8.4
	$44,099	$41,185	$2,914	7.1%
The increase at the National Networks was due to an increase in depreciation expense due to property and equipment additions. The increase in depreciation and amortization expense in the International and Other segment was attributable to an increase in depreciation expense of $3.7 million primarily attributable to accelerated depreciation expense of certain equipment at the AMCNI – DMC business recorded during the three month period ended March 31, 2017, partially offset by a decrease in amortization expense of $1.6 million due to the decrease of long-lived asset balances including equipment and identifiable intangible assets at AMCNI – DMC as a result of impairment charges recorded in the fourth quarter of 2016.
Impairment charges
In June 2017, we classified the assets and liabilities of AMCNI – DMC as held for sale. Assets held for sale are required to be presented at fair value less estimated sale costs, and as a result, we recognized a pre-tax impairment charge of $17.1 million for the six months ended June 30, 2017. Additionally, we expect to recognize a pre-tax loss of approximately $12.1 million in the third quarter of 2017 in conjunction with the sale of AMCNI – DMC, completed on July 12, 2017. The loss on sale may vary due to the finalization of certain purchase price adjustments.
Operating Income

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$461,230	$455,823	$5,407	1.2%
International and Other	(50,439)	(16,403)	(34,036)	207.5
Inter-segment Eliminations	(3,330)	(2,729)	(601)	22.0
	$407,461	$436,691	$(29,230)	(6.7)%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenue of $48.8 million and a decrease in selling, general and administrative expense of $10.4 million, partially offset by an increase in technical and operating expense of $53.1 million.
The decrease in operating income in the International and Other segment was primarily attributable to impairment charges of $17.1 million, a decrease in revenue of $9.7 million, an increase in technical and operating expense of $3.0 million, an increase in restructuring expense of $2.4 million, and an increase in depreciation and amortization of $2.1 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
Operating income	$407,461	$436,691	$(29,230)	(6.7)%
Share-based compensation expense	27,595	19,488	8,107	41.6
Restructuring expense	2,623	354	2,269	n/m
Impairment charges	17,112	—	17,112	n/m
Depreciation and amortization	44,099	41,185	2,914	7.1
AOI	$498,890	$497,718	$1,172	0.2%
AOI increased $1.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$500,140	$487,282	$12,858	2.6%
International and Other	2,080	13,165	(11,085)	(84.2)
Inter-segment eliminations	(3,330)	(2,729)	(601)	22.0
AOI	$498,890	$497,718	$1,172	0.2%
National Networks AOI increased principally due to an increase in revenue of $48.8 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $17.1 million, partially offset by an increase in technical and operating expenses of $53.1 million resulting primarily from an increase in program rights expense.
International and Other AOI decreased due to a decrease in revenue of $9.7 million and an increase in technical and operating expenses of $3.0 million, partially offset by a decrease in selling, general and administrative expenses (excluding stock based compensation) of $1.6 million. Foreign currency translation had a unfavorable impact on AOI of approximately $1.3 million.
Interest expense, net
The decrease in interest expense, net was driven by a decrease in interest expense of $2.3 million primarily as a result of a decrease in the interest rate on our fixed rate debt due to the early redemption of our 7.75% Notes in March 2016 and an increase in interest income of $4.9 million recorded for the six months ended June 30, 2017, which was primarily driven by interest income earned on term loans entered into with RLJE in October 2016.
Loss on extinguishment of debt
The loss on extinguishment of debt for the six months ended June 30, 2016 of $48.3 million represented $39.2 million of premium paid and related fees on the early redemption of our 7.75% Notes as well as a write-off of the related unamortized discount of $8.2 million and unamortized deferred financing costs of $1.0 million.
Miscellaneous, net
The increase in miscellaneous, net of $55.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was principally the result of a $38.2 million variance in the foreign currency remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans. Foreign currency transaction gains were $9.1 million for the six months ended June 30, 2017 as compared to foreign currency transaction losses of $29.2 million for the six months ended June 30, 2016. Certain intercompany loans which were the driver of transactions losses in 2016 were settled in the third quarter of 2016. Miscellaneous, net also includes gains on derivative instruments of $19.6 million primarily related to the RLJE derivatives due to an increase in the stock price of RLJE common stock, and a gain in the fair market value of RLJE common shares held by the Company of $1.3 million, which was recognized during the second quarter upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.
Income tax expense
For the six months ended June 30, 2017, income tax expense was $133.3 million, representing an effective tax rate of 35%. The items resulting in variances from the federal statutory rate of 35%, primarily consist of a tax benefit from the domestic production activities deduction of $10.3 million, a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $6.7 million, tax expense of $7.5 million resulting from an increase in the valuation allowances for foreign and local taxes, and state and local income tax expense of $6.0 million.
For the six months ended June 30, 2016, income tax expense was $97.9 million, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 35% due primarily to a tax benefit from the domestic production activities deduction of $9.7 million, a tax benefit from foreign subsidiary earnings indefinitely reinvested outside of the U.S. of $8.9 million, partially offset by state and local income tax expense of $5.3 million, and tax expense of $4.7 million resulting from an increase in the valuation allowance for foreign and local taxes.
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
On March 4, 2016, our Board of Directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock (the “Stock Repurchase Program”). On June 6, 2017, our Board of Directors authorized an increase of $500 million under the Stock Repurchase Program; for a total authorization of $1.0 billion. As of June 30, 2017, the Company had $532.4 million available for repurchase under the Stock Repurchase Program. For the period July 1, 2017 through July 31, 2017, we repurchased approximately 0.9 million additional shares for $52.0 million.
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
On July 28, 2017, AMC Networks issued, and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed, $800 million aggregate principal amount of senior notes due August 1, 2025 (the “4.75% Notes due 2025”) in a registered public offering. AMC Networks used approximately $400 million of the net proceeds to repay loans under the Term Loan A Facility under AMC Networks’ senior secured credit facility and to pay fees and expenses related to the issuance.  The remaining proceeds will be used for general corporate purposes. The 4.75% Notes due 2025 were issued pursuant to an indenture, dated as of March 30, 2016, as amended by the Second Supplemental Indenture, dated as of July 28, 2017. The 4.75% Notes due 2025 bear interest at a rate of 4.75% per annum and mature on August 1, 2025. Interest will be payable semiannually on February 1 and August 1 of each year, commencing on February 1, 2018.  The 4.75% Notes due 2025 are AMC Networks’ general senior unsecured obligations and will rank equally with all of AMC Networks’ and the Guarantors’ existing and future unsecured and unsubordinated indebtedness, but will be effectively subordinated to all of AMC Networks’ and the guarantors’ existing and future secured indebtedness, including all borrowings and guarantees under the Credit Agreement referred to below, to the extent of the assets securing that indebtedness. The 4.75% Notes due 2025 are subject to redemption on the terms set forth in the Second Supplemental Indenture.
On July 28, 2017, AMC Networks entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer, the lenders party thereto. The Credit Agreement amends and restates AMC Networks’ prior credit agreement dated December 16, 2013 in its entirety. The Credit Agreement provides the Initial Borrowers with senior secured credit facilities consisting of (a) a $750 million Term Loan A (the “Term Loan A Facility”) after giving effect to the approximate $400 million payment from the proceeds of the 4.75% Notes due 2025 described above and (b) a $500 million revolving credit facility (the “Revolving Facility”) that was not drawn upon initially. Under the Credit Agreement, the maturity date of the Term Loan A Facility was extended to July 28, 2023 and the maturity date of the Revolving Facility was extended to July 28, 2022.
The Credit Agreement contains certain affirmative and negative covenants applicable to AMC Networks, AMC Network Entertainment LLC and AMC Networks’ restricted subsidiaries. These include restrictions on AMC Networks’ ability to incur indebtedness, make investments in entities that are not “Restricted Subsidiaries” (as defined in the Credit Agreement), place liens on assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks’ ability to pay dividends on and to repurchase its common stock. The Credit Agreement also requires the Initial Borrowers to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit

Agreement) of 6.00:1 initially and decreasing in steps down to 5.00:1 on and after January 1, 2022, subject to increase if AMC Networks consummates any leveraging acquisition; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Agreement) of 2.50:1.
As of June 30, 2017, our consolidated cash and cash equivalents balance includes approximately $107.5 million held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $109.0 million as of June 30, 2017. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. As a result of the sale of AMCNI – DMC, which was completed on July 12, 2017, we expect a decrease of undistributed earnings of approximately $80.0 million.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Financing Agreements” of our 2016 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at June 30, 2017. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2017.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30:

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$165,977	$229,564
Cash used in investing activities	(82,936)	(24,540)
Cash (used in) provided by financing activities	(384,168)	144,677
Net increase (decrease) in cash and cash equivalents	(301,127)	349,701
Operating Activities
Net cash provided by operating activities amounted to $166.0 million for the six months ended June 30, 2017 as compared to $229.6 million for the six months ended June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2017 primarily resulted from $766.0 million of net income before amortization of program rights, depreciation and amortization, impairment charges, and other non-cash items, which was partially offset by payments for program rights of $458.5 million, an increase in accounts receivable, trade of $43.5 million primarily related to an increase in other distribution revenue, a decrease in accounts payable, accrued expenses and other liabilities of $43.6 million primarily related to lower employee related liabilities, an increase in prepaid expense and other assets of $31.1 million, a decrease in income taxes payable of $10.1 million and a decrease in deferred revenue of $9.9 million.
Net cash provided by operating activities for the six months ended June 30, 2016 primarily resulted from $731.2 million of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $466.3 million, an increase in accounts receivable, trade of $45.5 million primarily related to timing of cash receipts, and an increase in prepaid expenses and other assets of $17.1 million. Additionally, net cash provided by operating activities increased due to an increase in deferred revenue of $29.3 million primarily related to advertising arrangements.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $82.9 million and $24.5 million, respectively. For the six months ended June 30, 2017, cash used in investing activities included investments and loans to investees of $43.0 million and capital expenditures of $39.9 million. For the six months ended June 30, 2016, cash used in investing activities was primarily related to capital expenditures, which totaled $24.2 million.
Financing Activities
Net cash used in financing activities amounted to $384.2 million for the six months ended June 30, 2017 as compared to net cash provided by financing activities of $144.7 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, financing activities primarily consisted of purchases of our common stock of $244.4 million under our Stock Repurchase Program and scheduled repayments of principal on the Company’s Term A loan facility of $111.0 million. In addition, net cash used in financing activities for the six months ended June 30, 2017 included taxes paid in lieu of shares issued for equity-based compensation of $13.4 million and distributions to a noncontrolling member of $12.9 million.
For the six months ended June 30, 2016, financing activities primarily consisted of cash provided by the issuance of $1.0 billion of 5.00% Notes, net of an issuance discount of $17.5 million, offset by principal payments on long term debt of $728.4 million which included the repayment of $654.0 million of the Company’s 7.75% Notes pursuant to the Tender Offer, as well as scheduled repayments of principal on the Company’s Term A Loan Facility of $74.0 million. In addition, net cash used in financing activities includes purchases of treasury stock of $48.2 million under our Stock Repurchase Program, premium payments and fees for the Tender Offer of $39.2 million, taxes paid in lieu of shares issued for equity-based compensation of $10.8 million and distributions to a noncontrolling member of $9.0 million.
Contractual Obligations
As of June 30, 2017, our contractual obligations not reflected on the condensed consolidated balance sheet increased $46.3 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Critical Accounting Policies and Estimates
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
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2017, the fair value of our fixed rate debt of $1.64 billion was more than its carrying value of $1.58 billion by approximately $68 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2017 would increase the estimated fair value of our fixed rate debt by approximately $47.0 million to approximately $1.7 billion.
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

As of June 30, 2017, we had $2.7 billion of debt outstanding (excluding capital leases), of which $1.1 billion is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2017, we had interest rate swap contracts outstanding with notional amounts aggregating $300.0 million. The aggregate fair value of interest rate swap contracts at June 30, 2017 was a net asset of $1.6 million. As a result of these transactions, the interest rate paid on approximately 69% of the Company’s debt (excluding capital leases) as of June 30, 2017 is effectively fixed (58% being fixed rate obligations and 11% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $0.5 million of cumulative unrealized gains, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges. At June 30, 2017, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2017 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $8.6 million and $9.1 million of foreign currency transaction gains, net for the three and six months ended June 30, 2017, respectively. Such amounts are included in Miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2016 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 11, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	641,817	$59.09	641,817	$147,414,634
May 1, 2017 to May 31, 2017	899,100	$54.63	899,100	$98,299,639
June 1, 2017 to June 30, 2017	1,209,767	$54.48	1,209,767	$532,388,511
Total	2,750,684	$55.60	2,750,684

Item 6.	Exhibits.

(a)	Index to Exhibits.

4.1
Indenture, dated as of March 30, 2016, by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

4.2
First Supplemental Indenture, dated as of March 30, 2016, to the Indenture, dated as of March 30, 2016, by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the AMC Networks Inc. 5.00% Senior Notes due April 1, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2016).

4.3
Second Supplemental Indenture, dated as of July 28, 2017 to the Indenture, dated as of March 30, 2016, by and among AMC Networks Inc., as Issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the AMC Networks Inc. 4.75% Senior Notes due August 1, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.1
Second Amended and Restated Credit Agreement, dated July 28, 2017, among AMC Networks Inc. and AMC Network Entertainment LLC, as the Initial Borrowers, certain subsidiaries of AMC Networks Inc. named therein, as restricted subsidiaries, the lenders party thereto, Bank of America, N.A., as an L/C Issuer, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

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

AMC Networks Inc.

Date:	August 3, 2017	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer