Form 10-Q
period 2017-09-30
AMC Networks Inc.
filed 2017-11-02
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 27, 2017

Class A Common Stock par value $0.01 per share	50,379,032
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$552,289	$481,389
Accounts receivable, trade (less allowance for doubtful accounts of $8,190 and $6,064)	712,176	700,655
Amounts due from related parties, net	478	508
Current portion of program rights, net	452,709	441,130
Prepaid expenses and other current assets	99,452	72,661
Total current assets	1,817,104	1,696,343
Property and equipment, net of accumulated depreciation of $267,740 and $272,148	172,621	166,636
Program rights, net	1,239,506	1,108,586
Deferred carriage fees, net	34,187	43,886
Intangible assets, net	473,699	485,809
Goodwill	690,854	657,708
Deferred tax assets, net	20,405	8,598
Other assets	442,388	313,029
Total assets	$4,890,764	$4,480,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$78,904	$88,677
Accrued liabilities	252,495	284,429
Current portion of program rights obligations	318,473	300,845
Deferred revenue	51,579	53,643
Current portion of long-term debt	—	222,000
Current portion of capital lease obligations	4,717	4,584
Total current liabilities	706,168	954,178
Program rights obligations	455,167	398,175
Long-term debt	3,097,350	2,597,263
Capital lease obligations	27,378	35,282
Deferred tax liabilities, net	173,363	145,791
Other liabilities	130,379	132,219
Total liabilities	4,589,805	4,262,908
Commitments and contingencies
Redeemable noncontrolling interests	217,697	219,331
Stockholders’ equity (deficiency):
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 62,702 and 62,409 shares issued and 51,229 and 57,079 shares outstanding, respectively	627	624
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	179,289	142,798
Accumulated earnings	621,225	295,409
Treasury stock, at cost (11,474 and 5,330 shares Class A Common Stock, respectively)	(622,564)	(275,230)
Accumulated other comprehensive loss	(124,319)	(193,798)
Total AMC Networks stockholders’ equity (deficiency)	54,373	(30,082)
Non-redeemable noncontrolling interests	28,889	28,438
Total stockholders’ equity (deficiency)	83,262	(1,644)
Total liabilities and stockholders’ equity (deficiency)	$4,890,764	$4,480,595

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net (including revenues, net from related parties of $1,515, $1,450, $4,594 and $14,356, respectively)	$648,023	$634,646	$2,078,757	$2,026,057
Operating expenses:
Technical and operating (excluding depreciation and amortization)	322,743	338,799	956,200	915,336
Selling, general and administrative (including charges from related parties of $216, $647, $1,205 and $2,537, respectively)	138,688	137,116	464,670	473,760
Depreciation and amortization	20,938	22,282	65,037	63,467
Impairment and related charges	11,036	—	28,148	—
Restructuring expense	1,264	19,312	3,887	19,666
Total operating expenses	494,669	517,509	1,517,942	1,472,229
Operating income	153,354	117,137	560,815	553,828
Other income (expense):
Interest expense	(35,392)	(29,675)	(96,609)	(93,431)
Interest income	3,582	471	10,841	2,865
Loss on extinguishment of debt	(3,004)	(2,295)	(3,004)	(50,638)
Miscellaneous, net	12,420	2,988	42,448	(22,610)
Total other income (expense)	(22,394)	(28,511)	(46,324)	(163,814)
Income from operations before income taxes	130,960	88,626	514,491	390,014
Income tax expense	(40,124)	(21,157)	(173,399)	(119,090)
Net income including noncontrolling interests	90,836	67,469	341,092	270,924
Net income attributable to noncontrolling interests	(3,834)	(2,076)	(15,276)	(14,908)
Net income attributable to AMC Networks’ stockholders	$87,002	$65,393	$325,816	$256,016

Net income per share attributable to AMC Networks’ stockholders:
Basic	$1.37	$0.91	$4.94	$3.54
Diluted	$1.35	$0.91	$4.89	$3.51

Weighted average common shares:
Basic	63,683	71,507	65,960	72,269
Diluted	64,447	72,140	66,651	72,902
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income including noncontrolling interests	$90,836	$67,469	$341,092	$270,924
Other comprehensive income (loss):
Foreign currency translation adjustment	15,791	(763)	63,475	(3,767)
Unrealized (loss) gain on interest rate swaps	(174)	896	(35)	(1,447)
Unrealized gain on available for sale securities	6,596	—	9,534	—
Other comprehensive income (loss), before income taxes	22,213	133	72,974	(5,214)
Income tax expense	(2,363)	(1,363)	(3,495)	(11,574)
Other comprehensive income (loss), net of income taxes	19,850	(1,230)	69,479	(16,788)
Comprehensive income	110,686	66,239	410,571	254,136
Comprehensive income attributable to noncontrolling interests	(4,633)	(2,108)	(17,997)	(13,564)
Comprehensive income attributable to AMC Networks’ stockholders	$106,053	$64,131	$392,574	$240,572
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$341,092	$270,924
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	65,037	63,467
Impairment charges	17,112	—
Share-based compensation expense related to equity classified awards	41,412	28,869
Amortization and write-off of program rights	667,060	613,060
Amortization of deferred carriage fees	13,204	12,589
Unrealized foreign currency transaction (gain) loss	(14,658)	28,800
Unrealized gain on derivative contracts, net	(27,598)	(1,549)
Amortization of deferred financing costs and discounts on indebtedness	6,530	6,997
Loss on extinguishment of debt	3,004	50,638
Bad debt expense	3,638	1,714
Deferred income taxes	9,325	15,080
Excess tax benefits from share-based compensation arrangements	—	(764)
Other, net	(4,617)	(4,433)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(13,316)	32,747
Prepaid expenses and other assets	(69,463)	(43,344)
Program rights and obligations, net	(720,243)	(687,888)
Income taxes payable	(24,538)	10,414
Deferred revenue	(6,529)	30,726
Deferred carriage fees, net	(4,246)	(10,411)
Accounts payable, accrued expenses and other liabilities	(8,633)	8,956
Net cash provided by operating activities	273,573	426,592
Cash flows from investing activities:
Capital expenditures	(61,794)	(44,505)
Investments in and loans to investees	(43,000)	—
Payments for acquisition of a business, net of cash acquired	—	(354)
Net cash used in investing activities	(104,794)	(44,859)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,536,000	982,500
Principal payments on long-term debt	(1,257,965)	(811,000)
Premium and fees paid on extinguishment of debt	—	(40,953)
Payments for financing costs	(10,405)	(2,070)
Deemed repurchases of restricted stock units	(13,373)	(10,821)
Purchase of treasury stock	(347,334)	(109,997)
Proceeds from stock option exercises	—	1,217
Excess tax benefits from share-based compensation arrangements	—	764
Principal payments on capital lease obligations	(3,428)	(3,182)
Distributions to noncontrolling interests	(16,110)	(9,010)
Net cash used in financing activities	(112,615)	(2,552)
Net increase in cash and cash equivalents from operations	56,164	379,181
Effect of exchange rate changes on cash and cash equivalents	14,736	(12,738)
Cash and cash equivalents at beginning of period	481,389	316,321
Cash and cash equivalents at end of period	$552,289	$682,764

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

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks; and developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.

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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company’s networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs included in technical and operating expense of $8.0 million and $19.6 million were recorded for the three months ended September 30, 2017 and September 30, 2016, respectively. Program rights write-offs included in technical and operating expense of $9.7 million and $20.7 million were recorded for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Impairment and Related Charges
On July 12, 2017, the Company completed the sale of its Amsterdam-based media logistics facility, AMCNI – DMC. In connection with the sale, the Company recognized a pre-tax loss of $11.0 million. In addition, the Company recognized an impairment charge in the second quarter of 2017 of $17.1 million to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs.

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
Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which became effective for the Company as of January 1, 2017. ASU 2016-09 amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation and simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits in the statement of cash flows as an operating activity. The Company elected to apply this adoption prospectively; accordingly, prior periods have not been adjusted. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 Compensation-Stock Compensation (Topic 718). ASU 2017-09 addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The guidance does not change the accounting for modifications but clarifies that an entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are the same immediately before the original award is modified. ASU 2017-09 is effective in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs; therefore, eliminating the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company in the first quarter of 2018, with early adoption permitted. Any adjustments as a result of adoption are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective in the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however, expense recognition and

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective in the first quarter of 2019, with early adoption permitted. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
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
The Company established an implementation team and performed an analysis of each of our revenue streams to assess the impact of the standard on our various revenue contracts, and analyze our current accounting policies and practices to identify potential differences that would result from the implementation of the standard. To date, the Company has made significant progress toward completing its evaluation of the potential changes from adopting the standard on its financial reporting and disclosures. The Company has completed an initial assessment of each of its revenue streams and has begun drafting its revenue recognition policy under the new standard. Based on our initial assessment, upon adoption the Company expects to record a contract asset associated with our distribution revenues primarily as a result of the accelerated revenue recognition under the variable consideration and licensing guidance in the new standard. We have not completed a quantification of the contract asset, however, the amount is not expected to be significant to our financial position. There are a few areas that remain subject to further clarification with respect to the implementation of the new standard on certain of our revenue streams. The Company continues to monitor and work with various non-authoritative groups to conclude on industry specific interpretative issues.
Our final evaluation of the impact of the standard is ongoing and will continue throughout 2017. We expect to implement the standard using the modified retrospective transition method.
Note 2. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	63,683	71,507	65,960	72,269
Effect of dilution:
Stock options	4	1	1	17
Restricted stock units	760	632	690	616
Diluted weighted average common shares outstanding	64,447	72,140	66,651	72,902
For the three and nine months ended September 30, 2017, there were approximately 170,000 restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. For the three and nine months ended September 30, 2016, there were no stock options or restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 960,000 and 137,000 restricted stock units with performance conditions have been excluded from diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, since performance conditions on these awards were not met in each of the respective periods.
Stock Repurchase Program
On March 4, 2016, the Company’s Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of Class A common stock (the “Stock Repurchase Program”). On June 6, 2017, the Board of Directors approved an increase of $500 million in the amount authorized for a total of $1.0 billion authorized under the Stock Repurchase Program. The Stock

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2017, the Company repurchased 6.1 million shares of its Class A common stock at an average purchase price of approximately $56.37 per share. As of September 30, 2017, the Company had $430.4 million available for repurchase under the Stock Repurchase Program.
Note 3. Restructuring
The Company incurred restructuring expense primarily related to severance charges and other exit costs associated with the elimination of certain positions across the Company and the termination of distribution in certain territories.
The following table summarizes the restructuring expense recognized by operating segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
National Networks	$(10)	$8,103	$(53)	$8,170
International & Other	1,274	11,209	3,940	11,496
Total restructuring expense	$1,264	$19,312	$3,887	$19,666
Restructuring expense in the International and Other segment includes corporate headquarter related charges.
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2016	$12,106	$205	$12,311
Charges	2,626	1,261	3,887
Cash payments	(13,440)	(151)	(13,591)
Non-cash adjustments	2	(1,260)	(1,258)
Currency translation	1	11	12
Balance at September 30, 2017	$1,295	$66	$1,361
Accrued liabilities for restructuring costs are included in accrued liabilities in the condensed consolidated balance sheet at September 30, 2017.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The increased ownership interest from the warrant exercise, as well as the existing representation on RLJE’s board of directors and the terms of the RLJE Credit Agreement were deemed, for accounting purposes, to provide DEH with the ability to exert significant influence over RLJE. As a result, the RLJE common stock investment held by the Company qualified for the use of the equity method of accounting. The Company has elected the fair value option for its investment in RLJE common stock based on the availability of a quoted market price. For the three and nine months ended September 30, 2017, the Company recognized a gain of $0.5 million and $1.9 million, respectively, in the fair value of its investment in RLJE common stock, which is included in Miscellaneous, net in the condensed consolidated income statement.
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
Note 5. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2016	$242,303	$415,405	$657,708
Amortization of “second component” goodwill	(1,908)	—	(1,908)
Foreign currency translation	—	35,054	35,054
September 30, 2017	$240,395	$450,459	$690,854
The reduction of $1.9 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of “second component” goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company’s tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company’s identifiable intangible assets:

(In thousands)	September 30, 2017
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$525,499	$(159,790)	$365,709	10 to 25 years
Advertiser relationships	46,282	(12,354)	33,928	11 years
Trade names	53,078	(8,682)	44,396	12 to 20 years
Other amortizable intangible assets	11,220	(1,454)	9,766	15 years
Total amortizable intangible assets	636,079	(182,280)	453,799
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$655,979	$(182,280)	$473,699
(In thousands)	December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$509,992	$(133,932)	$376,060
Advertiser relationships	46,282	(9,198)	37,084
Trade names	49,720	(6,307)	43,413
Other amortizable intangible assets	10,002	(791)	9,211
Total amortizable intangible assets	615,996	(150,228)	465,768
Indefinite-lived intangible assets:
Trademarks	20,041	—	20,041
Total intangible assets	$636,037	$(150,228)	$485,809
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2017 and 2016 was $28.5 million and $29.2 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2017	$37,758
2018	37,001
2019	36,980
2020	36,974
2021	36,613
Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
Interest	$40,240	$15,770
Employee related costs	98,516	122,590
Income taxes payable	17,376	43,083
Other accrued expenses	96,363	102,986
Total accrued liabilities	$252,495	$284,429

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 7. Long-term Debt
The Company’s long-term debt consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$1,258,000
Senior Notes:
4.75% Notes due August 2025	800,000	—
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	3,150,000	2,858,000
Unamortized discount	(34,898)	(23,675)
Unamortized deferred financing costs	(17,752)	(15,062)
Long-term debt, net	3,097,350	2,819,263
Current portion of long-term debt	—	222,000
Noncurrent portion of long-term debt	$3,097,350	$2,597,263

(a)	The Company’s $500 million revolving credit facility remains undrawn at September 30, 2017. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Issuance of 4.75% Notes due 2025
On July 28, 2017, AMC Networks issued, and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed $800 million aggregate principal amount of senior notes due August 1, 2025 (the “4.75% Notes due 2025”) in a registered public offering. The 4.75% Notes due 2025 were issued net of a $14.0 million underwriting discount. AMC Networks used approximately $400 million of the net proceeds to repay loans under AMC Networks’ Term Loan A Facility and to pay fees and expenses related to the issuance. The remaining proceeds will be used for general corporate purposes. The 4.75% Notes due 2025 were issued pursuant to an indenture, dated as of March 30, 2016, as amended by the Second Supplemental Indenture, dated as of July 28, 2017. The 4.75% Notes due 2025 bear interest at a rate of 4.75% per annum and mature on August 1, 2025.
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
In connection with the issuance of the 4.75% Notes due 2025 and the amendment to the Credit Agreement, AMC Networks incurred a loss on extinguishment of debt of $3.0 million for the write-off of a portion of unamortized deferred financing costs, and incurred financing costs of $10.4 million, of which $9.4 million were deferred and are being amortized, using the effective interest method, to interest expense over the term of the related borrowing, and $1.0 million were expensed when incurred.
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
The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, including investments for which the fair value option has been elected:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2017:
Assets:
Cash equivalents	$100,311	$—	$—	$100,311
Available for sale securities	14,845	—	—	14,845
Interest rate swap contracts	—	1,413	—	1,413
Investments	8,079	—	—	8,079
Foreign currency derivatives	—	3,970	—	3,970
Other derivatives	—	7,976	29,814	37,790
Liabilities:
Foreign currency derivatives	$—	$4,277	$—	$4,277
At December 31, 2016:
Assets:
Cash equivalents	$65,384	$—	$—	$65,384
Interest rate swap contracts	—	1,471	—	1,471
Foreign currency derivatives	—	6,096	—	6,096
Other derivatives	—	—	12,308	12,308
Liabilities:
Interest rate swap contracts	$—	$762	$—	$762
Foreign currency derivatives	—	3,147	—	3,147
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
The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy and the Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the three and nine months ended September 30, 2017, the Company recorded a gain of $2.0 million and $19.1 million, respectively, related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At September 30, 2017, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$736,500	$747,188
4.75% Notes due August 2025	784,334	810,000
5.00% Notes due April 2024	983,510	1,035,000
4.75% Notes due December 2022	593,006	618,000
	$3,097,350	$3,210,188

(In thousands)	December 31, 2016
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$1,245,175	$1,254,855
5.00% Notes due April 2024	981,949	1,002,500
4.75% Notes due December 2022	592,139	606,000
	$2,819,263	$2,863,355
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
As of September 30, 2017, the Company had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million that are not designated as hedging instruments. The Company’s outstanding interest rate swap contracts mature in October 2018.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the condensed consolidated balance sheet. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the condensed consolidated statement of income. For the three and nine months ended September 30, 2017, the Company recorded a gain of $4.4 million and $26.8 million, respectively, related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Assets:
Interest rate swap contracts	Other assets	$—	$1,471
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,003	$1,684
Foreign currency derivatives	Other assets	2,967	4,412
Interest rate swap contracts	Other assets	1,413	—
Other derivatives	Other assets	37,790	12,308
Liabilities:
Interest rate swap contracts	Accrued liabilities	$—	$762
Foreign currency derivatives	Accrued liabilities	1,037	952
Foreign currency derivatives	Other liabilities	3,240	2,195

The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$50	$750	Interest expense	$224	$(146)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2017 and 2016.

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$306	$(1,925)	Interest expense	$341	$(478)

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2017 and 2016.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The amounts of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(24)	$(4)	$(29)	$(233)
Foreign currency derivatives	Miscellaneous, net	(1,643)	66	(4,487)	2,276
Other derivatives	Miscellaneous, net	4,432	—	26,836	—
Total		$2,765	$62	$22,320	$2,043
Note 10. Income Taxes
For the three and nine months ended September 30, 2017, income tax expense was $40.1 million and $173.4 million, respectively, representing an effective tax rate of 31% and 34%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $2.8 million and $13.1 million, tax expense of $5.5 million and tax benefit of $1.2 million from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $8.4 million and $0.9 million resulting from a decrease in the valuation allowances for foreign and local taxes, tax benefit of $0.6 million and tax expense of $2.0 million relating to uncertain tax positions (including accrued interest) and state and local income tax expense of $2.4 million and $8.4 million for the three and nine months ended September 30, 2017, respectively.
For the three and nine months ended September 30, 2016, income tax expense was $21.2 million and $119.1 million, respectively, representing an effective tax rate of 24% and 31%, respectively. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $2.8 million and $12.5 million, tax benefit of $3.4 million and $12.4 million from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $6.7 million and $4.0 million relating to uncertain tax positions (including accrued interest), state and local income tax expense of $0.8 million and $6.1 million and tax expense of $2.3 million and $7.0 million resulting from an increase in the valuation allowances for foreign and local taxes for the three and nine months ended September 30, 2016, respectively. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
At September 30, 2017, the Company had foreign tax credit carry forwards of approximately $28 million, expiring on various dates from 2021 through 2025. For the nine months ended September 30, 2017, $1.2 million, relating to amortization of tax deductible second component goodwill, was realized as a reduction in tax liability (as determined on a ‘with-and-without’ approach).
Note 11. Commitments and Contingencies
Commitments
As of September 30, 2017, the Company’s contractual obligations not reflected on the Company’s condensed consolidated balance sheet increased $57.2 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Legal Matters
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. The Court has not yet ruled on the summary judgment motions. The Company

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the “California Plaintiffs”) filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and Talking Dead, and the agreements between the parties related thereto (the “California Action”). The California Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated production companies), along with Charles Eglee and his production company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the “New York Action”). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. While answers and/or dispositive motions have yet to be filed, the Company believes that the asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 12. Equity Plans
On June 6, 2017, AMC Networks granted 32,825 restricted stock units (“RSUs”) under the AMC Networks Inc. Amended and Restated 2011 Non-Employee Directors Plan to non-employee directors that vested on the date of grant.
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
During the nine months ended September 30, 2017, 518,968 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 225,398 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 293,570 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $13.4 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2017 was $13.8 million and $41.4 million, respectively, and $9.4 million and $28.9 million for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, there was $112.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.6 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 13. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2017.

(In thousands)	Nine Months Ended September 30, 2017
December 31, 2016	$219,331
Net earnings	14,476
Distributions	(16,110)
September 30, 2017	$217,697
Note 14. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 2% of the AMC Networks’ outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 70% of the aggregate voting power of AMC Networks’ outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company (“MSG”) and MSG Networks Inc. (“MSG Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of AMC Networks.
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amount to $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $14.4 million for the nine months ended September 30, 2017 and 2016, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.2 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Note 15. Cash Flows
The Company’s non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Non-Cash Investing and Financing Activities:
Increase in capital lease obligations	—	11,040
Treasury stock not yet settled	2,000	—
Exercise of RLJE Warrants	5,001	—
Capital expenditures incurred but not yet paid	3,761	1,421
Supplemental Data:
Cash interest paid	65,442	79,951
Income taxes paid, net	181,129	98,997

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Nine Months Ended September 30, 2017
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(194,189)	$391	$—	$(193,798)
Other comprehensive income before reclassifications	63,475	306	9,534	73,315
Amounts reclassified from accumulated other comprehensive loss	—	(341)	—	(341)
Net current-period other comprehensive income (loss), before income taxes	63,475	(35)	9,534	72,974
Income tax benefit (expense)	—	13	(3,508)	(3,495)
Net current-period other comprehensive income (loss), net of income taxes	63,475	(22)	6,026	69,479
Ending balance	$(130,714)	$369	$6,026	$(124,319)

(In thousands)	Nine Months Ended September 30, 2016
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(136,434)	$377	$(136,057)
Other comprehensive loss before reclassifications	(3,767)	(1,925)	(5,692)
Amounts reclassified from accumulated other comprehensive loss	—	478	478
Net current-period other comprehensive loss, before income taxes	(3,767)	(1,447)	(5,214)
Income tax (expense) benefit	(12,106)	532	(11,574)
Net current-period other comprehensive loss, net of income taxes	(15,873)	(915)	(16,788)
Ending balance	$(152,307)	$(538)	$(152,845)
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income (“AOI”), a non-GAAP measure, defined as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), and restructuring expense or credit. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company’s operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$197,891	$20,691	$—	$218,582
Distribution	343,551	92,069	(6,179)	429,441
Consolidated revenues, net	$541,442	$112,760	$(6,179)	$648,023
Operating income (loss)	$179,624	$(18,782)	$(7,488)	$153,354
Share-based compensation expense	11,598	2,219	—	13,817
Restructuring (credit) expense	(10)	1,274	—	1,264
Impairment and related charges	—	11,036	—	11,036
Depreciation and amortization	8,482	12,456	—	20,938
Adjusted operating income	$199,694	$8,203	$(7,488)	$200,409

(In thousands)	Three Months Ended September 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$189,300	$21,424	$—	$210,724
Distribution	336,413	92,596	(5,087)	423,922
Consolidated revenues, net	$525,713	$114,020	$(5,087)	$634,646
Operating income (loss)	$139,148	$(16,668)	$(5,343)	$117,137
Share-based compensation expense	7,212	2,170	—	9,382
Restructuring expense	8,103	11,209	—	19,312
Depreciation and amortization	8,040	14,242	—	22,282
Adjusted operating income	$162,503	$10,953	$(5,343)	$168,113

(In thousands)	Nine Months Ended September 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$690,906	$62,134	$—	$753,040
Distribution	1,070,606	268,267	(13,156)	1,325,717
Consolidated revenues, net	$1,761,512	$330,401	$(13,156)	$2,078,757
Operating income (loss)	$640,855	$(69,222)	$(10,818)	$560,815
Share-based compensation expense	33,717	7,695	—	41,412
Restructuring (credit) expense	(53)	3,940	—	3,887
Impairment and related charges	—	28,148	—	28,148
Depreciation and amortization	25,315	39,722	—	65,037
Adjusted operating income	$699,834	$10,283	$(10,818)	$699,299
Capital expenditures	$20,311	$41,483	$—	$61,794

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$692,483	$69,837	$—	$762,320
Distribution	1,004,499	271,511	(12,273)	1,263,737
Consolidated revenues, net	$1,696,982	$341,348	$(12,273)	$2,026,057
Operating income (loss)	$594,969	$(33,071)	$(8,070)	$553,828
Share-based compensation expense	22,581	6,288	—	28,869
Restructuring expense	8,170	11,496	—	19,666
Depreciation and amortization	24,062	39,405	—	63,467
Adjusted operating income	$649,782	$24,118	$(8,070)	$665,830
Capital expenditures	$10,165	$34,340	$—	$44,505
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Inter-segment revenues
National Networks	$(6,179)	$(5,079)	$(13,045)	$(12,015)
International and Other	—	(8)	(111)	(258)
	$(6,179)	$(5,087)	$(13,156)	$(12,273)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
United States	$504,732	$499,316	$1,653,342	$1,616,453
Europe	91,447	93,356	278,198	290,879
Other	51,844	41,974	147,217	118,725
	$648,023	$634,646	$2,078,757	$2,026,057
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2017	December 31, 2016
Property and equipment, net
United States	$126,050	$104,939
Europe	27,001	39,976
Other	19,570	21,721
	$172,621	$166,636

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 18. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600.0 million of 4.75% senior notes due December 2022, $1.0 billion of 5.00% senior notes due April 2024 and $800.0 million of 4.75% senior notes due August 2025. All outstanding senior notes issued by AMC Networks are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$268	$402,762	$149,259	$—	$552,289
Accounts receivable, trade (less allowance for doubtful accounts)	—	527,232	184,944	—	712,176
Amounts due from related parties, net	—	478	—	—	478
Current portion of program rights, net	—	301,362	151,347	—	452,709
Prepaid expenses, other current assets and intercompany receivable	748	199,921	12,484	(113,701)	99,452
Total current assets	1,016	1,431,755	498,034	(113,701)	1,817,104
Property and equipment, net of accumulated depreciation	—	125,657	46,964	—	172,621
Investment in affiliates	3,426,758	923,595	—	(4,350,353)	—
Program rights, net	—	1,054,542	184,964	—	1,239,506
Long-term intercompany notes receivable	—	466,027	450	(466,477)	—
Deferred carriage fees, net	—	32,696	1,491	—	34,187
Intangible assets, net	—	172,989	300,710	—	473,699
Goodwill	—	67,246	623,608	—	690,854
Deferred tax asset, net	—	—	20,405	—	20,405
Other assets	1,413	140,417	300,558	—	442,388
Total assets	$3,429,187	$4,414,924	$1,977,184	$(4,930,531)	$4,890,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34	$33,325	$45,545	$—	$78,904
Accrued liabilities and intercompany payable	57,650	159,579	148,967	(113,701)	252,495
Current portion of program rights obligations	—	246,401	72,072	—	318,473
Deferred revenue	—	34,253	17,326	—	51,579
Current portion of capital lease obligations	—	2,873	1,844	—	4,717
Total current liabilities	57,684	476,431	285,754	(113,701)	706,168
Program rights obligations	—	434,191	20,976	—	455,167
Long-term debt, net	3,097,350	—	—	—	3,097,350
Capital lease obligations	—	4,509	22,869	—	27,378
Deferred tax liability, net	177,580	—	(4,217)	—	173,363
Other liabilities and intercompany notes payable	42,200	73,035	481,621	(466,477)	130,379
Total liabilities	3,374,814	988,166	807,003	(580,178)	4,589,805
Commitments and contingencies
Redeemable noncontrolling interests	—	—	217,697	—	217,697
Stockholders’ equity:
AMC Networks stockholders’ equity	54,373	3,426,758	923,595	(4,350,353)	54,373
Non-redeemable noncontrolling interests	—	—	28,889	—	28,889
Total stockholders’ equity	54,373	3,426,758	952,484	(4,350,353)	83,262
Total liabilities and stockholders’ equity	$3,429,187	$4,414,924	$1,977,184	$(4,930,531)	$4,890,764

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$494,563	$157,346	$(3,886)	$648,023
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	232,432	91,142	(831)	322,743
Selling, general and administrative	—	99,481	42,352	(3,145)	138,688
Depreciation and amortization	—	10,072	10,866	—	20,938
Impairment and related charges	—	—	11,036	—	11,036
Restructuring (credit) expense	—	(10)	1,274	—	1,264
Total operating expenses	—	341,975	156,670	(3,976)	494,669
Operating income	—	152,588	676	90	153,354
Other income (expense):
Interest expense, net	(34,403)	10,543	(7,950)	—	(31,810)
Share of affiliates’ income	171,490	10,784	—	(182,274)	—
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Miscellaneous, net	(1,076)	(244)	13,830	(90)	12,420
Total other income (expense)	133,007	21,083	5,880	(182,364)	(22,394)
Income from operations before income taxes	133,007	173,671	6,556	(182,274)	130,960
Income tax (expense) benefit	(46,005)	(2,181)	8,062	—	(40,124)
Net income including noncontrolling interests	87,002	171,490	14,618	(182,274)	90,836
Net income attributable to noncontrolling interests	—	—	(3,834)	—	(3,834)
Net income attributable to AMC Networks’ stockholders	$87,002	$171,490	$10,784	$(182,274)	$87,002

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$484,704	$152,007	$(2,065)	$634,646
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	251,595	87,891	(687)	338,799
Selling, general and administrative	—	97,633	41,077	(1,594)	137,116
Depreciation and amortization	—	9,965	12,317	—	22,282
Restructuring expense	—	18,764	548	—	19,312
Total operating expenses	—	377,957	141,833	(2,281)	517,509
Operating income	—	106,747	10,174	216	117,137
Other income (expense):
Interest expense, net	(29,250)	9,649	(9,603)	—	(29,204)
Share of affiliates’ income (loss)	110,101	(4,402)	—	(105,699)	—
Loss on extinguishment of debt	(2,295)	—	—	—	(2,295)
Miscellaneous, net	(123)	385	2,942	(216)	2,988
Total other income (expense)	78,433	5,632	(6,661)	(105,915)	(28,511)
Income from operations before income taxes	78,433	112,379	3,513	(105,699)	88,626
Income tax expense	(13,040)	(2,278)	(5,839)	—	(21,157)
Net income (loss) including noncontrolling interests	65,393	110,101	(2,326)	(105,699)	67,469
Net income attributable to noncontrolling interests	—	—	(2,076)	—	(2,076)
Net income (loss) attributable to AMC Networks’ stockholders	$65,393	$110,101	$(4,402)	$(105,699)	$65,393

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,610,247	$480,153	$(11,643)	$2,078,757
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	694,336	264,231	(2,367)	956,200
Selling, general and administrative	—	335,585	138,669	(9,584)	464,670
Depreciation and amortization	—	30,399	34,638	—	65,037
Impairment and related charges	—	—	28,148	—	28,148
Restructuring expense	—	2,649	1,238	—	3,887
Total operating expenses	—	1,062,969	466,924	(11,951)	1,517,942
Operating income	—	547,278	13,229	308	560,815
Other income (expense):
Interest expense, net	(93,548)	30,531	(22,751)	—	(85,768)
Share of affiliates’ income	592,012	19,610	—	(611,622)	—
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Miscellaneous, net	(1,419)	2,085	42,090	(308)	42,448
Total other income (expense)	494,041	52,226	19,339	(611,930)	(46,324)
Income from operations before income taxes	494,041	599,504	32,568	(611,622)	514,491
Income tax (expense) benefit	(168,225)	(7,492)	2,318	—	(173,399)
Net income including noncontrolling interests	325,816	592,012	34,886	(611,622)	341,092
Net income attributable to noncontrolling interests	—	—	(15,276)	—	(15,276)
Net income attributable to AMC Networks’ stockholders	$325,816	$592,012	$19,610	$(611,622)	$325,816

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,559,188	$473,809	$(6,940)	$2,026,057
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	665,627	251,773	(2,064)	915,336
Selling, general and administrative	—	343,526	135,083	(4,849)	473,760
Depreciation and amortization	—	29,992	33,475	—	63,467
Restructuring expense	—	18,806	860	—	19,666
Total operating expenses	—	1,057,951	421,191	(6,913)	1,472,229
Operating income	—	501,237	52,618	(27)	553,828
Other income (expense):
Interest expense, net	(89,992)	28,481	(29,055)	—	(90,566)
Share of affiliates’ income (loss)	498,281	(24,548)	—	(473,733)	—
Loss on extinguishment of debt	(50,638)	—	—	—	(50,638)
Miscellaneous, net	(373)	173	(22,437)	27	(22,610)
Total other income (expense)	357,278	4,106	(51,492)	(473,706)	(163,814)
Income from operations before income taxes	357,278	505,343	1,126	(473,733)	390,014
Income tax expense	(101,262)	(7,062)	(10,766)	—	(119,090)
Net income (loss) including noncontrolling interests	256,016	498,281	(9,640)	(473,733)	270,924
Net income attributable to noncontrolling interests	—	—	(14,908)	—	(14,908)
Net income (loss) attributable to AMC Networks’ stockholders	$256,016	$498,281	$(24,548)	$(473,733)	$256,016

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$87,002	$171,490	$14,618	$(182,274)	$90,836
Other comprehensive income (loss):
Foreign currency translation adjustment	15,791	—	15,791	(15,791)	15,791
Unrealized loss on interest rate swaps	(174)	—	—	—	(174)
Unrealized gain on available for sale securities	6,596	—	—	—	6,596
Other comprehensive income, before income taxes	22,213	—	15,791	(15,791)	22,213
Income tax expense	(2,363)	—	—	—	(2,363)
Other comprehensive income, net of income taxes	19,850	—	15,791	(15,791)	19,850
Comprehensive income	106,852	171,490	30,409	(198,065)	110,686
Comprehensive income attributable to noncontrolling interests	—	—	(4,633)	—	(4,633)
Comprehensive income attributable to AMC Networks’ stockholders	$106,852	$171,490	$25,776	$(198,065)	$106,053

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$65,393	$110,101	$(2,326)	$(105,699)	$67,469
Other comprehensive income (loss):
Foreign currency translation adjustment	(763)	—	(763)	763	(763)
Unrealized gain on interest rate swaps	896	—	—	—	896
Other comprehensive income (loss), before income taxes	133	—	(763)	763	133
Income tax expense	(1,363)	—	—	—	(1,363)
Other comprehensive (loss), net of income taxes	(1,230)	—	(763)	763	(1,230)
Comprehensive income (loss)	64,163	110,101	(3,089)	(104,936)	66,239
Comprehensive income attributable to noncontrolling interests	—	—	(2,108)	—	(2,108)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$64,163	$110,101	$(5,197)	$(104,936)	$64,131

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$325,816	$592,012	$34,886	$(611,622)	$341,092
Other comprehensive income (loss):
Foreign currency translation adjustment	63,475	—	63,475	(63,475)	63,475
Unrealized loss on interest rate swaps	(35)	—	—	—	(35)
Unrealized gain on available for sale securities	9,534	—	—	—	9,534
Other comprehensive income, before income taxes	72,974	—	63,475	(63,475)	72,974
Income tax expense	(3,495)	—	—	—	(3,495)
Other comprehensive income, net of income taxes	69,479	—	63,475	(63,475)	69,479
Comprehensive income	395,295	592,012	98,361	(675,097)	410,571
Comprehensive income attributable to noncontrolling interests	—	—	(17,997)	—	(17,997)
Comprehensive income attributable to AMC Networks’ stockholders	$395,295	$592,012	$80,364	$(675,097)	$392,574

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$256,016	$498,281	$(9,640)	$(473,733)	$270,924
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,767)	—	(3,767)	3,767	(3,767)
Unrealized loss on interest rate swaps	(1,447)	—	—	—	(1,447)
Other comprehensive (loss), before income taxes	(5,214)	—	(3,767)	3,767	(5,214)
Income tax expense	(11,574)	—	—	—	(11,574)
Other comprehensive (loss), net of income taxes	(16,788)	—	(3,767)	3,767	(16,788)
Comprehensive income (loss)	239,228	498,281	(13,407)	(469,966)	254,136
Comprehensive income attributable to noncontrolling interests	—	—	(13,564)	—	(13,564)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$239,228	$498,281	$(26,971)	$(469,966)	$240,572

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$374,873	$498,874	$11,714	$(611,888)	$273,573
Cash flows from investing activities:
Capital expenditures	—	(47,811)	(13,983)	—	(61,794)
Investment in and loans to investees	—	—	(43,000)	—	(43,000)
Increase to investment in affiliates	(289,891)	(394,117)	254,014	429,994	—
Net cash (used in) provided by investing activities	(289,891)	(441,928)	197,031	429,994	(104,794)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,536,000	—	—	—	1,536,000
Principal payments on long-term debt	(1,257,965)	—	—	—	(1,257,965)
Payments for financing costs	(10,405)	—	—	—	(10,405)
Deemed repurchases of restricted stock units	(13,373)	—	—	—	(13,373)
Purchase of treasury stock	(347,334)	—	—	—	(347,334)
Principal payments on capital lease obligations	—	(2,019)	(1,409)	—	(3,428)
Distributions to noncontrolling interests	—	—	(16,110)	—	(16,110)
Net cash used in financing activities	(93,077)	(2,019)	(17,519)	—	(112,615)
Net increase (decrease) in cash and cash equivalents from operations	(8,095)	54,927	191,226	(181,894)	56,164
Effect of exchange rate changes on cash and cash equivalents	7,798	26,885	(201,841)	181,894	14,736
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$268	$402,762	$149,259	$—	$552,289

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$347,413	$504,454	$51,115	$(476,390)	$426,592
Cash flows from investing activities:
Capital expenditures	—	(29,538)	(14,967)	—	(44,505)
Payments for acquisitions, net of cash acquired	—	—	(354)	—	(354)
(Increase) decrease to investment in affiliates	(359,772)	36,431	—	323,341	—
Net cash (used in) provided by investing activities	(359,772)	6,893	(15,321)	323,341	(44,859)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	982,500	—	—	—	982,500
Principal payments on long-term debt	(811,000)	—	—	—	(811,000)
Premium and fees paid on extinguishment of debt	(40,953)	—	—	—	(40,953)
Payments for financing costs	(2,070)	—	—	—	(2,070)
Deemed repurchases of restricted stock/units	(10,821)	—	—	—	(10,821)
Purchase of treasury stock	(109,997)	—	—	—	(109,997)
Proceeds from stock option exercises	1,217	—	—	—	1,217
Excess tax benefits from share-based compensation arrangements	764	—	—	—	764
Principal payments on capital lease obligations	—	(1,834)	(1,348)	—	(3,182)
Distributions to noncontrolling interest	—	—	(9,010)	—	(9,010)
Net cash provided by (used in) financing activities	9,640	(1,834)	(10,358)	—	(2,552)
Net (decrease) increase in cash and cash equivalents from operations	(2,719)	509,513	25,436	(153,049)	379,181
Effect of exchange rate changes on cash and cash equivalents	3,145	(153,049)	(15,883)	153,049	(12,738)
Cash and cash equivalents at beginning of period	434	148,260	167,627	—	316,321
Cash and cash equivalents at end of period	$860	$504,724	$177,180	$—	$682,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2017, as well as an analysis of our cash flows for the nine months ended September 30, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2017 as compared to December 31, 2016.
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

•
International and Other: Principally includes AMC Networks International (“AMCNI”), the Company’s international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company’s independent film distribution business; AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third party networks; and developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (“AOI”), defined below, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net
National Networks	$541,442	$525,713	$1,761,512	$1,696,982
International and Other	112,760	114,020	330,401	341,348
Inter-segment eliminations	(6,179)	(5,087)	(13,156)	(12,273)
Consolidated revenues, net	$648,023	$634,646	$2,078,757	$2,026,057
Operating income (loss)
National Networks	$179,624	$139,148	$640,855	$594,969
International and Other	(18,782)	(16,668)	(69,222)	(33,071)
Inter-segment eliminations	(7,488)	(5,343)	(10,818)	(8,070)
Consolidated operating income	$153,354	$117,137	$560,815	$553,828
AOI
National Networks	$199,694	$162,503	$699,834	$649,782
International and Other	8,203	10,953	10,283	24,118
Inter-segment eliminations	(7,488)	(5,343)	(10,818)	(8,070)
Consolidated AOI	$200,409	$168,113	$699,299	$665,830
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), and restructuring expense or credit.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income	$153,354	$117,137	$560,815	$553,828
Share-based compensation expense	13,817	9,382	41,412	28,869
Restructuring expense	1,264	19,312	3,887	19,666
Impairment and related charges	11,036	—	28,148	—
Depreciation and amortization	20,938	22,282	65,037	63,467
AOI	$200,409	$168,113	$699,299	$665,830
National Networks
In our National Networks segment, which accounted for 85% of our consolidated revenues for the nine months ended September 30, 2017, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Affiliation fees paid by distributors represent the largest component of distribution revenue. Our affiliation fee revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual affiliation rate increases. The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming increases and alternative distribution technologies continue to expand in the industry, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $8.0 million and $19.4 million were recorded for the three months ended September 30, 2017 and 2016, respectively. Program rights write-offs of $9.7 million and $20.4 million were recorded for the nine months ended September 30, 2017 and 2016, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMCNI – DMC, IFC Films and developing on-line content distribution initiatives. The AMCNI – DMC business was sold on July 12, 2017.
In our International and Other segment, which accounted for 16% of our consolidated revenues for the nine months ended September 30, 2017, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes affiliation fees paid by distributors to carry our programming networks. Our affiliation fee revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual affiliation rate increases. For the nine months ended September 30, 2017, distribution revenues represented 81% of the revenues of the International and Other segment. Most of these revenues are derived primarily from Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business, where revenues are derived principally from theatrical, digital and licensing distribution and our developing on-line content distribution initiatives, where revenues are derived from monthly subscription fees.
Programming and program operating costs, included in technical and operating expense, represents the largest expense of the International and Other segment and primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, and participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
We view our investments in international expansion and our developing on-line content distribution initiatives as important long-term strategies. We may experience an adverse impact to the International and Other segment’s operating results and cash flows in periods of increased investment by the Company in these aforementioned initiatives.
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$648,023	100.0%	$634,646	100.0%	$13,377	2.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	322,743	49.8	338,799	53.4	(16,056)	(4.7)
Selling, general and administrative	138,688	21.4	137,116	21.6	1,572	1.1
Depreciation and amortization	20,938	3.2	22,282	3.5	(1,344)	(6.0)
Impairment and related charges	11,036	1.7	—	—	11,036	n/m
Restructuring expense	1,264	0.2	19,312	3.0	(18,048)	(93.5)
Total operating expenses	494,669	76.3	517,509	81.5	(22,840)	(4.4)
Operating income	153,354	23.7	117,137	18.5	36,217	30.9
Other income (expense):
Interest expense, net	(31,810)	(4.9)	(29,204)	(4.6)	(2,606)	8.9
Loss on extinguishment of debt	(3,004)	(0.5)	(2,295)	(0.4)	(709)	30.9
Miscellaneous, net	12,420	1.9	2,988	0.5	9,432	315.7
Total other income (expense)	(22,394)	(3.5)	(28,511)	(4.5)	6,117	(21.5)
Net income from operations before income taxes	130,960	20.2	88,626	14.0	42,334	47.8
Income tax expense	(40,124)	(6.2)	(21,157)	(3.3)	(18,967)	89.6
Net income including noncontrolling interests	90,836	14.0	67,469	10.6	23,367	34.6
Net income attributable to noncontrolling interests	(3,834)	(0.6)	(2,076)	(0.3)	(1,758)	84.7%
Net income attributable to AMC Networks’ stockholders	$87,002	13.4%	$65,393	10.3%	$21,609	33.0%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$541,442	100.0%	$525,713	100.0%	$15,729	3.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	250,541	46.3	267,570	50.9	(17,029)	(6.4)
Selling, general and administrative	102,805	19.0	102,852	19.6	(47)	—
Depreciation and amortization	8,482	1.6	8,040	1.5	442	5.5
Restructuring (credit) expense	(10)	—	8,103	1.5	(8,113)	n/m
Operating income	$179,624	33.2%	$139,148	26.5%	$40,476	29.1%
Share-based compensation expense	11,598	2.1	7,212	1.4	4,386	60.8
Restructuring (credit) expense	(10)	—	8,103	1.5	(8,113)	n/m
Depreciation and amortization	8,482	1.6	8,040	1.5	442	5.5
AOI	$199,694	36.9%	$162,503	30.9%	$37,191	22.9%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$112,760	100.0%	$114,020	100.0%	$(1,260)	(1.1)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	70,883	62.9	70,969	62.2	(86)	(0.1)
Selling, general and administrative	35,893	31.8	34,268	30.1	1,625	4.7
Depreciation and amortization	12,456	11.0	14,242	12.5	(1,786)	(12.5)
Impairment and related charges	11,036	9.8	—	—	11,036	n/m
Restructuring expense	1,274	1.1	11,209	9.8	(9,935)	(88.6)
Operating loss	$(18,782)	(16.7)%	$(16,668)	(14.6)%	$(2,114)	12.7%
Share-based compensation expense	2,219	2.0	2,170	1.9	49	2.3
Restructuring expense	1,274	1.1	11,209	9.8	(9,935)	(88.6)
Impairment and related charges	11,036	9.8	—	—	11,036	n/m
Depreciation and amortization	12,456	11.0	14,242	12.5	(1,786)	(12.5)
AOI	$8,203	7.3%	$10,953	9.6%	$(2,750)	(25.1)%

Revenues, net
Revenues, net increased $13.4 million to $648.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
National Networks	$541,442	83.6%	$525,713	82.8%	$15,729	3.0%
International and Other	112,760	17.4	114,020	18.0	(1,260)	(1.1)
Inter-segment eliminations	(6,179)	(1.0)	(5,087)	(0.8)	(1,092)	21.5
Consolidated revenues, net	$648,023	100.0%	$634,646	100.0%	$13,377	2.1%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$197,891	36.5%	$189,300	36.0%	$8,591	4.5%
Distribution	343,551	63.5	336,413	64.0	7,138	2.1
	$541,442	100.0%	$525,713	100.0%	$15,729	3.0%

•
Advertising revenues increased $8.6 million across all of our national networks, primarily driven by pricing, partially offset by ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $7.1 million due to an increase of $13.3 million in affiliation fee revenue, primarily at AMC, resulting from an increase in rates, partially offset by a decrease in other distribution revenues derived from our original programming, principally at SundanceTV due to the availability of certain programming on digital distribution platforms in the first quarter in 2017 as compared to the third quarter of 2016. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$20,691	18.3%	$21,424	18.8%	$(733)	(3.4)%
Distribution	92,069	81.7	92,596	81.2	(527)	(0.6)
	$112,760	100.0%	$114,020	100.0%	$(1,260)	(1.1)%
The decrease in advertising revenues was primarily due to lower demand in certain international markets. Foreign currency translation did not have a meaningful impact on the change in advertising revenues. The decrease in distribution revenues was driven by the absence of $5.9 million of revenues at AMCNI – DMC following its sale in July 2017, partially offset by increases of $3.5 million in affiliation fee revenues at AMCNI business units due to increased distribution and $1.6 million from our developing on-line content distribution initiatives due to increased subscription fee revenues. Foreign currency translation had a favorable impact of $3.1 million on distribution revenue.
Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and impairments or write-offs of program rights, such as those for original programming, feature films and licensed series; participation and residual costs; distribution and production related costs; and program operating costs, such as origination, transmission, uplinking and encryption.

Technical and operating expense (excluding depreciation and amortization) decreased $16.1 million to $322.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$250,541	$267,570	$(17,029)	(6.4)%
International and Other	70,883	70,969	(86)	(0.1)
Inter-segment eliminations	1,319	260	1,059	407.3
Total	$322,743	$338,799	$(16,056)	(4.7)%
Percentage of revenues, net	49.8%	53.4%
National Networks
The decrease in technical and operating expense in the National Networks segment was primarily attributable to a decrease of $17.4 million in program rights amortization expense. Program rights amortization expense includes write-offs of $8.0 million for the three months ended September 30, 2017 based on management’s assessment of programming usefulness of certain unscripted series at WE tv and scripted series at SundanceTV. Program rights amortization expense includes write-offs of $19.4 million for the three months ended September 30, 2016 based on management’s assessment of programming usefulness of certain scripted series primarily at AMC and BBC AMERICA.
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
International and Other
The decrease in technical and operating expense in the International and Other segment was primarily due to the absence of costs related to AMCNI – DMC following its sale in July 2017, partially offset by an increase in programming rights amortization expense at AMCNI and increased content costs from our developing on-line content distribution initiatives. Foreign currency translation had an unfavorable impact to the change in technical and operating expense of approximately $1.7 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $1.6 million to $138.7 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$102,805	$102,852	$(47)	—%
International and Other	35,893	34,268	1,625	4.7
Inter-segment eliminations	(10)	(4)	(6)	n/m
Total	$138,688	$137,116	$1,572	1.1%
Percentage of revenues, net	21.4%	21.6%
National Networks
Selling, general and administrative expense in the National Networks segment decreased principally as a result of a decrease in sales and marketing costs of $5.2 million related to the timing and level of the promotion and marketing of original programming and a decrease in general and administrative costs of $1.6 million, partially offset by a $6.7 million increase in long-term incentive compensation expense.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

International and Other
Selling, general and administrative expense in the International and Other segment increased $1.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 driven by an increase in sales and marketing costs of $1.4 million at IFC Films due to the timing of promotion of certain films and $1.0 million from our developing on-line content distribution initiatives principally due to increased subscriber acquisition costs. These increases were partially offset by a decrease in selling, general and administrative costs at AMCNI of $1.1 million principally due to the absence of costs related to AMCNI – DMC following its sale in July 2017. Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of approximately $0.4 million.
Depreciation and amortization
Depreciation and amortization expense decreased $1.3 million to $20.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$8,482	$8,040	$442	5.5%
International and Other	12,456	14,242	(1,786)	(12.5)
	$20,938	$22,282	$(1,344)	(6.0)%
The increase in the National Networks was due to an increase in depreciation expense due to property and equipment additions primarily at AMC Networks Broadcasting & Technology. The decrease in depreciation and amortization expense in the International and Other segment was primarily attributable to a decrease of $2.7 million in depreciation expense following the sale of AMCNI – DMC on July 12, 2017, partially offset by an increase of $0.9 million at AMCNI principally due to the write-off of certain identifiable intangible assets associated with termination of distribution in certain territories which occurred during the three months ended September 30, 2017.
Impairment and related charges
On July 12, 2017, the Company completed the sale of its Amsterdam-based media logistics facility, AMCNI – DMC. In connection with the sale, the Company recognized a pre-tax loss of $11.0 million.
Restructuring expense
Restructuring expense of $1.3 million for the three months ended September 30, 2017 relates to charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
Restructuring expense of $19.3 million for the three months ended September 30, 2016 represents severance charges incurred related to employee terminations primarily associated with the voluntary buyout program launched in the third quarter of 2016. The International and Other segment restructuring expense includes corporate headquarter related charges.
Operating Income

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$179,624	$139,148	$40,476	29.1%
International and Other	(18,782)	(16,668)	(2,114)	12.7
Inter-segment Eliminations	(7,488)	(5,343)	(2,145)	40.1
	$153,354	$117,137	$36,217	30.9%
The increase in operating income in the National Networks segment was primarily attributable to an increase in revenues of $15.7 million, a decrease in technical and operating expense of $17.0 million and a decrease in restructuring charges of $8.1 million.
The increase in operating loss in the International and Other segment was primarily attributable to the $11.0 million loss on sale of AMCNI – DMC (sold on July 12, 2017) included in impairment and related charges, a decrease in revenue of $1.3 million, and an increase in selling, general and administrative expense of $1.6 million. These increases were partially offset by decreases in restructuring charges of $9.9 million and depreciation and amortization of $1.8 million. Foreign currency translation had a favorable impact to the change in operating income of approximately $0.8 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
Operating income	$153,354	$117,137	$36,217	30.9%
Share-based compensation expense	13,817	9,382	4,435	47.3
Restructuring expense	1,264	19,312	(18,048)	n/m
Impairment and related charges	11,036	—	11,036	n/m
Depreciation and amortization	20,938	22,282	(1,344)	(6.0)
AOI	$200,409	$168,113	$32,296	19.2%
AOI increased $32.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$199,694	$162,503	$37,191	22.9%
International and Other	8,203	10,953	(2,750)	(25.1)
Inter-segment eliminations	(7,488)	(5,343)	(2,145)	40.1
AOI	$200,409	$168,113	$32,296	19.2%
National Networks AOI increased principally due to an increase in revenue of $15.7 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $4.4 million, partially offset by an increase in technical and operating expenses of $17.0 million. As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
International and Other AOI decreased principally due to a decrease in revenue of $1.3 million and an increase in selling, general and administrative expense of (excluding stock based compensation) of $1.6 million. Foreign currency translation had a favorable impact on AOI of approximately $1.2 million.
Interest expense, net
The increase in interest expense, net for the three months ended September 30, 2017 is due to an increase of $5.7 million resulting from the issuance of our $800 million in aggregate principal amount of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $3.1 million. The increase in interest income was primarily related to interest income earned of $2.1 million on term loans extended to RLJ Entertainment, Inc. (“RLJE”).
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.0 million for the three months ended September 30, 2017 was primarily due to the write-off of a portion of unamortized deferred financing costs following the amendment of our Term Loan A Facility in July 2017 (see further discussion below under the heading “Debt Financing Agreements”).
The loss on extinguishment of debt of $2.3 million for the three months ended September 30, 2016 represented fees incurred in connection with the redemption of $45.6 million of our 7.75% Notes on July 15, 2016. The loss included $1.8 million related to the excess of the redemption price, premium paid and related fees, as well as unamortized issuance discount related to the 7.75% Notes of $0.5 million.
Miscellaneous, net
The increase in miscellaneous, net of $9.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was principally the result of a $7.3 million variance in the foreign currency translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans. Foreign currency transaction gains were $9.9 million for the three months ended September 30, 2017 as compared to $2.6 million for the three months ended September 30, 2016. Miscellaneous, net also included gains on derivative instruments of $2.8 million primarily related to the RLJE derivatives due to an increase in the stock price of RLJE common stock.

Income tax expense
For the three months ended September 30, 2017, income tax expense was $40.1 million representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit of $8.4 million resulting from a decrease in the valuation allowances for foreign and local taxes, tax benefit from the domestic production activities deduction of $2.8 million, tax benefit of $0.6 million relating to uncertain tax positions (including accrued interest), state and local income tax expense of $2.4 million and tax expense of $5.5 million from foreign subsidiary earnings indefinitely reinvested outside the U.S. for the three months ended September 30, 2017.
For the three months ended September 30, 2016, income tax expense was $21.2 million representing an effective tax rate of 24%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit of $6.7 million relating to uncertain tax positions (including accrued interest), tax benefit of $3.4 million from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit from the domestic production activities deduction of $2.8 million, state and local income tax expense of $0.8 million and tax expense of $2.3 million resulting from an increase in the valuation allowances for foreign and local taxes for the three months ended September 30, 2017. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,078,757	100.0%	$2,026,057	100.0%	$52,700	2.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	956,200	46.0	915,336	45.2	40,864	4.5
Selling, general and administrative	464,670	22.4	473,760	23.4	(9,090)	(1.9)
Depreciation and amortization	65,037	3.1	63,467	3.1	1,570	2.5
Impairment and related charges	28,148	1.4	—	—	28,148	n/m
Restructuring expense	3,887	0.2	19,666	1.0	(15,779)	n/m
Total operating expenses	1,517,942	73.0	1,472,229	72.7	45,713	3.1
Operating income	560,815	27.0	553,828	27.3	6,987	1.3
Other income (expense):
Interest expense, net	(85,768)	(4.1)	(90,566)	(4.5)	4,798	(5.3)
Loss on extinguishment of debt	(3,004)	(0.1)	(50,638)	(2.5)	47,634	n/m
Miscellaneous, net	42,448	2.0	(22,610)	(1.1)	65,058	n/m
Total other income (expense)	(46,324)	(2.2)	(163,814)	(8.1)	117,490	(71.7)
Net income from operations before income taxes	514,491	24.7	390,014	19.2	124,477	31.9
Income tax expense	(173,399)	(8.3)	(119,090)	(5.9)	(54,309)	45.6
Net income including noncontrolling interests	341,092	16.4	270,924	13.4	70,168	25.9
Net income attributable to noncontrolling interests	(15,276)	(0.7)	(14,908)	(0.7)	(368)	2.5%
Net income attributable to AMC Networks’ stockholders	$325,816	15.7%	$256,016	12.6%	$69,800	27.3%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,761,512	100.0%	$1,696,982	100.0%	$64,530	3.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	749,856	42.6	713,826	42.1	36,030	5.0
Selling, general and administrative	345,539	19.6	355,955	21.0	(10,416)	(2.9)
Depreciation and amortization	25,315	1.4	24,062	1.4	1,253	5.2
Restructuring (credit) expense	(53)	—	8,170	0.5	(8,223)	n/m
Operating income	$640,855	36.4%	$594,969	35.1%	$45,886	7.7%
Share-based compensation expense	33,717	1.9	22,581	1.3	11,136	49.3
Restructuring (credit) expense	(53)	—	8,170	0.5	(8,223)	(100.6)
Depreciation and amortization	25,315	1.4	24,062	1.4	1,253	5.2
AOI	$699,834	39.7%	$649,782	38.3%	$50,052	7.7%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2017		2016
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$330,401	100.0%	$341,348	100.0%	$(10,947)	(3.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	208,639	63.1	205,700	60.3	2,939	1.4
Selling, general and administrative	119,174	36.1	117,818	34.5	1,356	1.2
Depreciation and amortization	39,722	12.0	39,405	11.5	317	0.8
Impairment and related charges	28,148	8.5	—	—	28,148	n/m
Restructuring expense	3,940	1.2	11,496	3.4	(7,556)	n/m
Operating loss	$(69,222)	(21.0)%	$(33,071)	(9.7)%	$(36,151)	109.3%
Share-based compensation expense	7,695	2.3	6,288	1.8	1,407	22.4
Restructuring expense	3,940	1.2	11,496	3.4	(7,556)	n/m
Impairment and related charges	28,148	8.5	—	—	28,148	n/m
Depreciation and amortization	39,722	12.0	39,405	11.5	317	0.8
AOI	$10,283	3.1%	$24,118	7.1%	$(13,835)	(57.4)%

Revenues, net
Revenues, net increased $52.7 million to $2.1 billion for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
National Networks	$1,761,512	84.7%	$1,696,982	83.8%	$64,530	3.8%
International and Other	330,401	15.9	341,348	16.8	(10,947)	(3.2)
Inter-segment eliminations	(13,156)	(0.6)	(12,273)	(0.6)	(883)	7.2
Consolidated revenues, net	$2,078,757	100.0%	$2,026,057	100.0%	$52,700	2.6%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$690,906	39.2%	$692,483	40.8%	$(1,577)	(0.2)%
Distribution	1,070,606	60.8	1,004,499	59.2	66,107	6.6
	$1,761,512	100.0%	$1,696,982	100.0%	$64,530	3.8%

•
Advertising revenues decreased $1.6 million primarily driven by ratings, partially offset by pricing, with a decrease at AMC, partially offset by increases at BBC AMERICA, SundanceTV and IFC. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $66.1 million due to an increase of $34.0 million primarily from digital distribution revenues derived from our original programming, principally at AMC, and an increase of $32.1 million in affiliation fee revenue resulting from an increase in rates. Distribution revenues vary based on the impact of renewals of affiliation agreements and the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2017	% of total	2016	% of total	$ change	% change
Advertising	$62,134	18.8%	$69,837	20.5%	$(7,703)	(11.0)%
Distribution	268,267	81.2	271,511	79.5	(3,244)	(1.2)
	$330,401	100.0%	$341,348	100.0%	$(10,947)	(3.2)%
The decrease in advertising revenues was primarily due to lower demand in certain international markets. In addition, foreign currency translation had an unfavorable impact of $4.2 million. The decrease in distribution revenues was driven by the absence of $12.0 million of revenues at AMCNI - DMC following its sale in July 2017 and a decrease of $3.3 million at IFC Films primarily due to the strong performance of certain titles in 2016 as compared to 2017. The decreases in distribution revenue were partially offset by an increase in affiliation fee revenue of $8.9 million at AMCNI as a result of expanded distribution and increase in subscription fee revenues of $4.3 million from our developing on-line content distribution initiatives. Foreign currency translation had an unfavorable impact of $2.9 million on distribution revenue.
Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and impairments or write-offs of program rights, such as those for original programming, feature films and licensed series; participation and residual costs; distribution and production related costs; and program operating costs, such as origination, transmission, uplinking and encryption.

Technical and operating expense (excluding depreciation and amortization) increased $40.9 million to $956.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$749,856	$713,826	$36,030	5.0%
International and Other	208,639	205,700	2,939	1.4
Inter-segment eliminations	(2,295)	(4,190)	1,895	(45.2)
Total	$956,200	$915,336	$40,864	4.5%
Percentage of revenues, net	46.0%	45.2%
National Networks
The increase in technical and operating expense in the National Networks segment was primarily attributable to an increase of $35.5 million in program rights amortization expense as a result of continued investment in our original programming. Program rights amortization expense includes write-offs of $9.7 million for the nine months ended September 30, 2017 based on management’s assessment of programming usefulness of certain unscripted series primarily at WE tv, scripted series at SundanceTV, and development costs at AMC. Program rights amortization expense includes write-offs of $20.4 million for the nine months ended September 30, 2016 based on management’s assessment of programming usefulness of certain scripted series primarily at AMC and BBC AMERICA.
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
International and Other
The increase in technical and operating expense in the International and Other segment was driven by an increase of $6.9 million from our developing on-line content distribution initiatives, partially offset by a decrease at IFC Films of $2.7 million due to the timing of investment in the acquisition of films. Technical and operating expense decreased $1.3 million at AMCNI due to the absence of costs related to AMCNI – DMC following its sale in July 2017, partially offset by increased investment in programming. Foreign currency translation had a favorable impact to the change in technical and operating expense of approximately $4.8 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense decreased $9.1 million to $464.7 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$345,539	$355,955	$(10,416)	(2.9)%
International and Other	119,174	117,818	1,356	1.2
Inter-segment eliminations	(43)	(13)	(30)	n/m
Total	$464,670	$473,760	$(9,090)	(1.9)%
Percentage of revenues, net	22.4%	23.4%
National Networks
Selling, general and administrative expense in the National Networks segment decreased $10.4 million principally as a result of a decrease in sales and marketing costs of $20.5 million primarily related to the timing and level of the promotion and marketing of original programming and a decrease in selling related costs, partially offset by a net increase in long-term incentive compensation expense of $9.6 million.

There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense in the International and Other segment increased $1.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due principally to an increase in sales and marketing costs of $4.0 million from our developing on-line content distribution initiatives related to subscriber acquisition costs and an increase of $1.0 million in long-term incentive compensation expense, partially offset by a decrease in selling, general and administrative costs at AMCNI of $4.2 million. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of approximately $2.1 million.
Depreciation and amortization
Depreciation and amortization expense increased $1.6 million to $65.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$25,315	$24,062	$1,253	5.2%
International and Other	39,722	39,405	317	0.8
	$65,037	$63,467	$1,570	2.5%
The increase in the National Networks was due to an increase in deprecation expense due to property and equipment additions primarily at AMC Networks Broadcasting & Technology. The increase in depreciation and amortization expense in the International and Other segment was primarily attributable to accelerated depreciation expense of certain equipment at AMCNI - DMC recorded during the nine months ended September 30, 2017.
Impairment and related charges
On July 12, 2017, the Company completed the sale of its Amsterdam-based media logistics facility, AMCNI – DMC. In connection with the sale, the Company recognized a pre-tax loss of $11.0 million. In addition, the Company recognized an impairment charge in the second quarter of 2017 of $17.1 million to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs.
Restructuring expense
Restructuring expense of $3.9 million for the nine months ended September 30, 2017 related to corporate headquarter severance charges and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
Restructuring expense of $19.6 million for the nine months ended September 30, 2016 represented severance charges incurred related to employee terminations primarily associated with the voluntary buyout program launched in the third quarter of 2016. The International and Other segment restructuring expense includes corporate headquarter related charges.
Operating Income

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$640,855	$594,969	$45,886	7.7%
International and Other	(69,222)	(33,071)	(36,151)	109.3
Inter-segment Eliminations	(10,818)	(8,070)	(2,748)	34.1
	$560,815	$553,828	$6,987	1.3%
The increase in operating income in the National Networks segment was primarily attributable to an increase in revenue of $64.5 million, a decrease in selling, general and administrative expense of $10.4 million, and a decrease in restructuring charges of $8.2 million, partially offset by an increase in technical and operating expense of $36.0 million.
The increase in operating loss in the International and Other segment was primarily attributable to impairment and related charges of $28.1 million recorded during the nine months ended September 30, 2017, a decrease in revenue of $10.9 million, an increase in technical and operating expense of $3.0 million, partially offset by a decrease in restructuring expense of $7.6 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
Operating income	$560,815	$553,828	$6,987	1.3%
Share-based compensation expense	41,412	28,869	12,543	43.4
Restructuring expense	3,887	19,666	(15,779)	n/m
Impairment and related charges	28,148	—	28,148	n/m
Depreciation and amortization	65,037	63,467	1,570	2.5
AOI	$699,299	$665,830	$33,469	5.0%
AOI increased $33.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ change	% change
National Networks	$699,834	$649,782	$50,052	7.7%
International and Other	10,283	24,118	(13,835)	(57.4)
Inter-segment eliminations	(10,818)	(8,070)	(2,748)	34.1
AOI	$699,299	$665,830	$33,469	5.0%
National Networks AOI increased principally due to an increase in revenue of $64.5 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $21.6 million, partially offset by an increase in technical and operating expenses of $36.0 million resulting primarily from an increase in program rights expense.
International and Other AOI decreased due to a decrease in revenue of $10.9 million and an increase in technical and operating expenses of $2.9 million.
Interest expense, net
The decrease in interest expense, net for the nine months ended September 30, 2017 was driven by an increase in interest income of $8.0 million primarily related to interest income earned of $6.3 million on term loans extended to RLJE. The increase in interest income was partially offset by increased interest expense of $3.2 million resulting from the issuance of our $800 million in aggregate principal amount of 4.75% Senior Notes due 2025 on July 28, 2017 and $1.0 billion in aggregate principal amount of 5.00% Senior Notes due 2024 entered into on March 30, 2016, partially offset by a decrease in interest expense related to our early redemption of our 7.75% Notes in March 2016.
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.0 million for the nine months ended September 30, 2017 was primarily due to the write-off of a portion of unamortized deferred financing costs following the amendment of our Term Loan A Facility in July 2017.
The loss on extinguishment of debt of $50.6 million for the nine months ended September 30, 2016 represented $41.0 million of premium paid and related fees on the early redemption of our 7.75% Notes as well as the write-off of the related unamortized discount of $8.7 million and unamortized deferred financing costs of $0.9 million.
Miscellaneous, net
The increase in miscellaneous, net of $65.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was principally the result of a $45.6 million variance in the foreign currency remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity, primarily intercompany loans. Foreign currency transaction gains were $19.0 million for the nine months ended September 30, 2017 as compared to foreign currency transaction losses of $26.6 million for the nine months ended September 30, 2016. Certain intercompany loans which were the primary driver of transactions losses in 2016 were settled in the third quarter of 2016. Miscellaneous, net also includes gains of $22.3 million on derivative instruments recorded in the fourth quarter of 2016 primarily related to the RLJE derivatives due to an increase in the stock price of RLJE common stock, and a gain in the fair market value of RLJE common shares held by the Company of $1.9 million, which started to be recognized during the second quarter 2017 upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.

Income tax expense
For the nine months ended September 30, 2017, income tax expense was $173.4 million representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $13.1 million, tax benefit of $1.2 million from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $0.9 million resulting from a decrease in the valuation allowances for foreign and local taxes, tax expense of $2.0 million relating to uncertain tax positions (including accrued interest) and state and local income tax expense of $8.4 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2016, income tax expense was $119.1 million representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from the domestic production activities deduction of $12.5 million, tax benefit of $12.4 million from foreign subsidiary earnings indefinitely reinvested outside the U.S., tax benefit of $4.0 million relating to uncertain tax positions (including accrued interest), state and local income tax expense of $6.1 million and tax expense of $7.0 million resulting from an increase in the valuation allowances for foreign and local taxes for the nine months ended September 30, 2016. The tax benefit relating to a reduction in uncertain tax positions is primarily due to a lapse of the applicable statute of limitations.
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
On March 4, 2016, our Board of Directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock (the “Stock Repurchase Program”). On June 6, 2017, our Board of Directors authorized an increase of $500 million under the Stock Repurchase Program; for a total authorization of $1.0 billion. For the three months ended September 30, 2017, we repurchased 1.8 million shares of our Class A common stock at an aggregate cost of approximately $102.0 million. As of September 30, 2017, the Company had $430.4 million available for repurchase under the Stock Repurchase Program. For the period October 1, 2017 through October 27, 2017, we repurchased approximately 869 thousand additional shares for $48.2 million.
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
As of September 30, 2017, our consolidated cash and cash equivalents includes amounts with a value of approximately $108.1 million held by foreign subsidiaries, some of which have earnings that have not been subject to U.S. tax. Repatriation of earnings not previously subject to U.S. tax would generally require us to accrue and pay U.S. tax on such amount. Our consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of our foreign subsidiaries that are intended to be permanently reinvested or repatriated in a tax-free manner. The amount of such undistributed earnings was approximately $115.0 million as of September 30, 2017. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Due to the sale of AMCNI - DMC, which was completed on July 12, 2017, we estimated a decrease of undistributed earnings of approximately $90.0 million which was offset by an increase in undistributed earnings due to other transactions.
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
The revolving credit facility was not drawn upon at September 30, 2017. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2017.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$273,573	$426,592
Cash used in investing activities	(104,794)	(44,859)
Cash used in financing activities	(112,615)	(2,552)
Net increase in cash and cash equivalents	56,164	379,181
Operating Activities
Net cash provided by operating activities amounted to $273.6 million for the nine months ended September 30, 2017 as compared to $426.6 million for the nine months ended September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 primarily resulted from $1.1 billion of net income before amortization of program rights, depreciation and amortization, impairment charges, and other non-cash items, which was partially offset by payments for program rights of $720.2 million, an increase in accounts receivable, trade of $13.3 million primarily related to the timing of cash receipts, a decrease in accounts payable, accrued expenses and other liabilities of $8.6 million primarily related to the timing of cash payments, an increase in prepaid expense and other assets of $69.5 million, a decrease in income taxes payable of $24.5 million related to an increase in tax payments and a decrease in deferred revenue of $6.5 million.
Net cash provided by operating activities for the nine months ended September 30, 2016 primarily resulted from $1.1 billion of net income before amortization of program rights, loss on extinguishment of debt, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $687.9 million, and an increase in prepaid expenses and other assets of $43.3 million. Additionally, net cash provided by operating activities increased due to a decrease in accounts receivable, trade of $32.7 million primarily related to timing of cash receipts and an increase in deferred revenue of $30.7 million primarily related to advertising arrangements and an increase in taxes payable of $10.4 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $104.8 million and $44.9 million, respectively. For the nine months ended September 30, 2017, cash used in investing activities included investments and loans to investees of $43.0 million and capital expenditures of $61.8 million. For the nine months ended September 30, 2016, cash used in investing activities was primarily related to capital expenditures, which totaled $44.5 million.
Financing Activities
Net cash used in financing activities amounted to $112.6 million for the nine months ended September 30, 2017 as compared to $2.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, financing activities primarily consisted of net proceeds of $786.0 million from the issuance of the 4.75% Notes due 2025 and $750.0 million proceeds for the new Term Loan A Facility partially offset by payments on the old term loan A facility of $1.3 billion. In addition, financing activities included purchases of our common stock of $347.3 million under our Stock Repurchase Program, taxes paid in lieu of shares issued for equity-based compensation of $13.4 million and distributions to a noncontrolling member of $16.1 million.
For the nine months ended September 30, 2016, financing activities primarily consisted of cash provided by the issuance of $1.0 billion of 5.00% Notes, net of an issuance discount of $17.5 million, offset by principal payments on long term debt of $811.0 million which included the repayment of $700.0 million of the Company’s 7.75% Notes pursuant to the Tender Offer and the subsequent redemption of the remaining 7.75% Notes on July 15, 2016, as well as scheduled repayments of principal on the Company’s term loan A facility of $111.0 million. In addition, net cash used in financing activities includes purchases of treasury stock of $110.0 million under our 2016 Stock Repurchase Program, premium payments and fees for the Tender Offer and redemption of the 7.75% Notes of $41.0 million, taxes paid in lieu of shares issued for equity-based compensation of $10.8 million and distributions to a noncontrolling member of $9.0 million and principal payments on capital lease obligations of $3.2 million.
Contractual Obligations
As of September 30, 2017, our contractual obligations not reflected on the condensed consolidated balance sheet increased $57.2 million to $1.4 billion. The increase relates primarily to payment guarantees to a production service company for certain production related costs
Critical Accounting Policies and Estimates
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
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2017, the fair value of our fixed rate debt of $2.46 billion was more than its carrying value of $2.36 billion by approximately $102 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2017 would increase the estimated fair value of our fixed rate debt by approximately $86.5 million to approximately $2.5 billion.

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
As of September 30, 2017, we had $3.2 billion of principal amount of debt outstanding (excluding capital leases), of which $750 million is outstanding under the credit facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2017, we had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million. The aggregate fair value of interest rate swap contracts at September 30, 2017 was a net asset of $1.4 million. As a result of these transactions, the interest rate paid on approximately 83% of the Company’s debt (excluding capital leases) as of September 30, 2017 is effectively fixed (76% being fixed rate obligations and 7% effectively fixed through utilization of these interest rate swap contracts). Accumulated other comprehensive loss includes $0.4 million of cumulative unrealized gains, net of tax, on the portion of floating-to-fixed interest rate swap contracts designated as cash flow hedges.
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2017 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $9.9 million and $19.0 million of foreign currency transaction gains, net for the three and nine months ended September 30, 2017, respectively. Such amounts are included in Miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On December 17, 2013, Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, “Plaintiffs”), filed a complaint in New York Supreme Court in connection with Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the “Amended Complaint”), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs’ contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million or more and indicated that the parties have completed fact and expert discovery. The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. The Court has not yet ruled on the summary judgment motions. The Company has opposed the claims in the Complaint, the Amended Complaint and all subsequent complaints. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the “California Plaintiffs”) filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and Talking Dead, and the agreements between the parties related thereto (the “California Action”). The California Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated production companies), along with Charles Eglee and his production company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the “New York Action”). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. While answers and/or dispositive motions have yet to be filed, the Company believes that the asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended September 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	925,800	$56.13	925,800	$480,420,659
August 1, 2017 to August 31, 2017	230,373	$60.80	230,373	$466,413,791
September 1, 2017 to September 30, 2017	621,502	$57.90	621,502	$430,427,637
Total	1,777,675	$57.36	1,777,675

Item 6.	Exhibits.

(a)	Index to Exhibits.

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

AMC Networks Inc.

Date:	November 2, 2017	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer