Form 10-Q
period 2018-03-31
AMC Networks Inc.
filed 2018-05-10
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 4, 2018:

Class A Common Stock par value $0.01 per share	45,975,467
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$529,200	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $9,687 and $9,691)	793,275	775,891
Current portion of program rights, net	464,921	453,450
Prepaid expenses and other current assets	102,058	91,726
Total current assets	1,889,454	1,879,850
Property and equipment, net of accumulated depreciation of $271,443 and $259,919	185,440	183,514
Program rights, net	1,279,589	1,319,279
Deferred carriage fees, net	27,172	29,924
Intangible assets, net	452,395	457,242
Goodwill	707,654	695,158
Deferred tax asset, net	21,731	20,081
Other assets	549,932	447,937
Total assets	$5,113,367	$5,032,985
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$96,816	$102,197
Accrued liabilities	235,301	263,076
Current portion of program rights obligations	326,862	327,549
Deferred revenue	51,916	46,433
Current portion of capital lease obligations	4,771	4,847
Total current liabilities	715,666	744,102
Program rights obligations	491,527	534,980
Long-term debt	3,101,138	3,099,257
Capital lease obligations	25,233	26,277
Deferred tax liability, net	145,159	109,698
Other liabilities	153,167	136,122
Total liabilities	4,631,890	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	220,366	218,604
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,139 and 62,721 shares issued and 48,372 and 49,601 shares outstanding, respectively	631	627
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	182,278	191,303
Accumulated earnings	936,379	766,725
Treasury stock, at cost (14,767 and 13,120 shares Class A Common Stock, respectively)	(793,078)	(709,440)
Accumulated other comprehensive loss	(95,581)	(114,386)
Total AMC Networks stockholders' equity	230,744	134,944
Non-redeemable noncontrolling interests	30,367	29,001
Total stockholders' equity	261,111	163,945
Total liabilities and stockholders' equity	$5,113,367	$5,032,985
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues, net (including revenues, net from related parties of $1,627 and $1,567, respectively)	$740,823	$720,189
Operating expenses:
Technical and operating (excluding depreciation and amortization)	320,365	298,612
Selling, general and administrative (including charges from related parties of $462 and $575, respectively)	166,449	163,709
Depreciation and amortization	20,354	23,493
Restructuring expense	—	2,704
Total operating expenses	507,168	488,518
Operating income	233,655	231,671
Other income (expense):
Interest expense	(38,205)	(30,500)
Interest income	5,019	3,493
Miscellaneous, net	16,946	11,049
Total other income (expense)	(16,240)	(15,958)
Income from operations before income taxes	217,415	215,713
Income tax expense	(56,879)	(73,082)
Net income including noncontrolling interests	160,536	142,631
Net income attributable to noncontrolling interests	(3,666)	(6,414)
Net income attributable to AMC Networks' stockholders	$156,870	$136,217

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.57	$2.00
Diluted	$2.54	$1.98

Weighted average common shares:
Basic weighted average common shares	60,967	68,020
Diluted weighted average common shares	61,719	68,764
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income including noncontrolling interests	$160,536	$142,631
Other comprehensive income (loss):
Foreign currency translation adjustment	18,805	9,864
Unrealized gain on interest rate swaps	—	319
Unrealized gain on available for sale securities	—	4,021
Other comprehensive income, before income taxes	18,805	14,204
Income tax expense	—	(1,597)
Other comprehensive income, net of income taxes	18,805	12,607
Comprehensive income	179,341	155,238
Comprehensive income attributable to noncontrolling interests	(4,563)	(6,805)
Comprehensive income attributable to AMC Networks' stockholders	$174,778	$148,433
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$160,536	$142,631
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	20,354	23,493
Share-based compensation expense related to equity classified awards	15,319	12,464
Amortization and write-off of program rights	218,626	199,517
Amortization of deferred carriage fees	4,401	4,401
Unrealized foreign currency transaction gain	(4,582)	(754)
Unrealized gain on derivative contracts, net	(13,984)	(11,486)
Amortization of deferred financing costs and discounts on indebtedness	1,881	2,282
Bad debt expense	914	961
Deferred income taxes	31,800	4,061
Other, net	(2,348)	278
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(17,877)	(15,980)
Prepaid expenses and other assets	(5,512)	(18,160)
Program rights and obligations, net	(248,642)	(211,280)
Income taxes payable	15,723	57,627
Deferred revenue	4,980	(11,104)
Deferred carriage fees, net	(1,610)	(430)
Accounts payable, accrued liabilities and other liabilities	(63,007)	(33,651)
Net cash provided by operating activities	116,972	144,870
Cash flows from investing activities:
Capital expenditures	(11,942)	(20,206)
Return of capital from investees	172	—
Investment in and loans to investees	(42,318)	(28,000)
Net cash used in investing activities	(54,088)	(48,206)
Cash flows from financing activities:
Principal payments on long-term debt	—	(55,500)
Deemed repurchases of restricted stock units	(15,354)	(12,796)
Purchase of treasury stock	(83,637)	(91,423)
Principal payments on capital lease obligations	(1,406)	(1,401)
Distributions to noncontrolling interests	(1,435)	(11,712)
Net cash used in financing activities	(101,832)	(172,832)
Net decrease in cash and cash equivalents from operations	(38,948)	(76,168)
Effect of exchange rate changes on cash and cash equivalents	9,365	(1,573)
Cash and cash equivalents at beginning of period	558,783	481,389
Cash and cash equivalents at end of period	$529,200	$403,648

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company's independent film distribution business; and our subscription streaming services, Sundance Now and Shudder. AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks is included through the date sold, July 12, 2017.

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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2017 contained in the Company's Annual Report on Form 10-K ("2017 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs were $5.2 million and $0.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
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
Financial Assets and Liabilities
The Company adopted Accounting Standards Update ("ASU") No. 2016-01 Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, which requires that investments in equity securities

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(excluding equity method investments) be measured at fair value with changes in fair value recognized in net earnings. Under prior accounting guidance, changes in fair value of available-for-sale equity securities were recorded in other comprehensive income. The adoption did not have a significant impact to these condensed consolidated financial statements.
Adoption of New Revenue Recognition Standard
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results as of and for the three-month period ended March 31, 2018 reflect the application of the new standard, while the reported results for 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
The adoption of the new standard did not result in significant changes in the way the Company records distribution and advertising revenues. However, as a result of applying the new standard, there are certain components of the Company’s distribution revenues where the new standard generally results in earlier recognition of revenue compared to its historical policies due to: (i) the requirement to estimate and recognize variable consideration prior to such amounts becoming fixed and determinable, (ii) recognition of royalties in the period of usage, and (iii) recognition of certain arrangements with minimum guarantees on a time-based (straight-line) basis. See Note 2 for more information. As a result of adopting Topic 606, the Company recorded an increase to opening retained earnings of approximately $12.8 million, net of tax, as of January 1, 2018.
The following table provides changes to the opening balances of current assets, total assets, current liabilities and total liabilities resulting from the adoption of the new guidance.

(In thousands)	December 31, 2017	Impact of Adoption	January 1, 2018
Current assets	$1,879,850	$3,658	$1,883,508
Total assets	5,032,985	19,899	5,052,884
Current liabilities	744,102	835	744,937
Total liabilities	4,650,436	7,115	4,657,551
The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
Note 2. Revenue Recognition
Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer ("transaction price"). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. Amounts collected on behalf of others (including taxes), where the Company is an agent, are excluded from revenue.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient in the new standard, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.
Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internal pricing guidelines related to the performance obligations.
Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new or changes existing enforceable rights and obligations. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
The Company primarily earns revenue from the distribution of its programming services, including licensing of its programming and other content, and advertising. The Company’s revenue recognition policies that summarize the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers is described below.
Distribution
The majority of the Company’s distribution revenues relate to sales-based and usage-based royalties which are recognized the later of (i) when the subsequent sale or usage occurs and (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. Occasionally, the Company incurs costs to obtain a distribution contract and these costs are amortized over the period of the related distribution contract as a reduction of revenue.
Subscription fee revenue: Subscription fees are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors"), for the rights to use the Company's network programming under multi-year contracts, commonly referred to as "affiliation agreements." The Company's performance obligations under affiliation agreements are satisfied as the Company provides its programming over the term of the agreement. The transaction price is represented by subscription fees that are generally based upon (i) contractual rates applied to the number of the distributor's subscribers who receive or can receive our programming ("rate-per-subscriber"), or (ii) fixed contractual monthly fees ("fixed fee").
For rate-per-subscriber agreements, the Company applies the sales-based or usage-based royalty guidance, and accordingly, recognizes revenue in the period of the distributor’s usage, based on the subscription fee earned during the period.
Fixed fee affiliation agreements are generally billed in monthly installments, and such amounts may vary over the term of the contract. In cases where the invoice amount corresponds directly with the value to the affiliate of the performance to-date, the Company recognizes revenue based on the invoiced amount. In cases where changes in fees during the contract term do not correspond directly to the value of the performance to-date (for example, if the fees vary over the contract term due to a significant financing or credit risk component), the Company recognizes the total amount of fixed transaction price over the contract period using a time-based (e.g., straight-line) measure of progress.
Certain of the Company’s fixed fee affiliation agreements contain guaranteed minimum fees that are recoupable during the term of the agreement, and variable fees based on rates-per-subscriber after the guaranteed minimum is recouped. The Company recognizes revenue for the fixed consideration over the minimum guarantee period and recognizes variable fees only when cumulative consideration exceeds the minimum guarantee.
Subscription revenue from the Company's direct-to-consumer subscription streaming services is recognized as the streaming service is provided to customers.
Content licensing revenue: The Company licenses its original programming content to certain distributors under subscription video on-demand ("SVOD"), pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. Under these arrangements, our performance obligation is to provide the distributor the right to use our programming as it exists at a point in time.
For SVOD arrangements, the Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. SVOD licensing revenue is recognized at the later of the beginning of the license period, or when we provide the programming to the distributor. The Company recognizes a contract asset for the difference between the revenue recognized and the amount we are permitted to invoice.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

For PPV and EST license fee arrangements, the Company applies the sales-based or usage-based royalty guidance and recognizes revenue in the period of end-customer purchases, based on the fees earned during the period.
The Company also licenses trademarks, logos, brands, derivative character copyrights, etc. under multi-year arrangements. Under these arrangements, the Company may receive a non-refundable minimum guarantee that is recoupable against a volume-based royalty throughout the term of the agreement. The Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. The Company recognizes revenue for the minimum guarantee on a straight-line basis over the term of the agreement, and recognizes variable fees only when cumulative consideration exceeds the minimum guarantee.
The Company’s payment terms vary by the type and location of customer. Generally, payment terms are 30-45 days after revenue is earned. In certain limited circumstances, agreements with customers have payment terms in excess of one-year after satisfaction of the performance obligation.
Advertising
The Company generates revenues from the sale of advertising time on its networks. In such arrangements, the Company generally promises to air a certain number of commercials (spots) and to generate guaranteed viewer ratings for an audience demographic (impressions) over a period that generally does not exceed one year. The promise to deliver impressions by airing spots represents the Company’s performance obligation. Advertising revenues are recognized, net of agency commissions, as commercials are aired, to the extent that guaranteed viewer ratings are achieved. A contract liability is recognized to the extent the guaranteed viewer ratings are not met, and is subsequently recognized as revenue either when the Company provides the required additional advertising or the guarantee obligation contractually expires, which is generally within one year. Generally, payment terms are 30 days after revenue is earned.
Transaction Price Allocated to Future Performance Obligations
The new standard requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of March 31, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the Consolidated Balance Sheet.
For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under a contract, the contract assets are reclassified to account receivables.
When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The primary source of the Company’s contract liabilities relates to advertising sales arrangements and content licensing arrangements. As noted above, the Company’s programming networks generally guarantee viewer ratings for its programming. If these guaranteed viewer ratings are not met, the Company is required to provide additional advertising units to the advertiser. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met, representing a contract liability, and is subsequently recognized either when the Company provides the required additional advertising time or the guarantee obligation contractually expires. In certain content licensing arrangements, payment may be received in advance of a distributor's ability to exhibit a program. Such payments are recorded as a contract liability and subsequently recognized when the program becomes available for exhibition.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2018	December 31, 2017 (a)
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$981,266	$926,089
Contract assets, short-term (included in Other current assets)	1,891	—
Contract assets, long-term (included in Other assets)	14,646	—
Contract liabilities (Deferred revenue)	51,916	46,433

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue recognized for the three months ended March 31, 2018 relating to the contract liability at December 31, 2017 was $12.2 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	60,967	68,020
Effect of dilution:
Restricted stock units	752	744
Diluted weighted average common shares outstanding	61,719	68,764
For the three months ended March 31, 2018, there were 388,000 stock options and 170,000 restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding. Approximately 195,000 and 175,000 restricted stock units for the three months ended March 31, 2018 and March 31, 2017, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. The Company did not include performance restricted stock units in the calculation of diluted EPS, since the performance conditions for these awards were not met.
Stock Repurchase Program
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "2016 Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million in the amount authorized for a total of $1.0 billion authorized under the 2016 Stock Repurchase Program. The 2016 Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2018, the Company repurchased 1.6 million shares of its Class A common stock at an average purchase price of approximately $50.77 per share. As of March 31, 2018, the Company has $258.9 million available for repurchase under the 2016 Stock Repurchase Program.
Note 4. Investments
The Company holds several investments and loans in non-consolidated entities. Equity method investments were $81.4 million at March 31, 2018 and $61.3 million at December 31, 2017. Cost method investments were $71.8 million at March 31, 2018 and $46.8 million at December 31, 2017. Equity and cost method investments are included in Other assets in the condensed consolidated balance sheet.
RLJE
On January 5, 2018, a subsidiary of the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with JH Partners Evergreen Fund, L.P., Forrestal, LLC, JH Investment Partners III, L.P., and JH Investment Partners GP Fund III, LLC (collectively, "JH Partners"). Under the terms of the Stock Purchase Agreement, the Company purchased (i) 678,095 shares of common stock of RLJ Entertainment, Inc., ("RLJE"), (ii) 747,945 warrants to purchase shares of common stock of RLJE with an adjusted exercise price of $1.50 per share issued, and (iii) 7,479.432 shares of Series D-1 preferred stock of RLJE. The total purchase price was $17.2 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

On February 26, 2018, the Company delivered a letter to RLJE pursuant to which the Company proposed to acquire all of the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson for a purchase price of $4.25 per share in cash. Through this offer, the Company intends for RLJE to become a majority-owned subsidiary of the Company, with a minority stake held by Mr. Johnson. The board of directors of RLJE has formed a special committee of independent directors to consider the proposal. There can be no assurance that the proposal made by the Company to RLJE will result in a transaction or the terms upon which any transaction may occur.
Other Investments
On March 5, 2018, the Company made an investment in fuboTV Inc. of $25.0 million, which is accounted for as a cost method investment.
Note 5. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2017	$239,759	$455,399	$695,158
Amortization of "second component" goodwill	(328)	—	(328)
Foreign currency translation	—	12,824	12,824
March 31, 2018	$239,431	$468,223	$707,654
The reduction of $0.3 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2018
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$532,555	$(177,019)	$355,536	6 to 25 years
Advertiser relationships	46,282	(14,457)	31,825	11 years
Trade names	55,201	(15,422)	39,779	20 years
Other amortizable intangible assets	11,704	(6,349)	5,355	2 to 15 years
Total amortizable intangible assets	645,742	(213,247)	432,495
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$665,642	$(213,247)	$452,395
(In thousands)	December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$527,713	$(167,911)	$359,802
Advertiser relationships	46,282	(13,405)	32,877
Trade names	53,761	(14,420)	39,341
Other amortizable intangible assets	11,401	(6,079)	5,322
Total amortizable intangible assets	639,157	(201,815)	437,342
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$659,057	$(201,815)	$457,242
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2018 and 2017 was $9.3 million and $9.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2018	$36,491
2019	36,488
2020	36,102
2021	36,099
2022	36,087
Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2018	December 31, 2017
Interest	$40,093	$30,262
Employee related costs	55,181	117,850
Income taxes payable	35,025	19,558
Other accrued expenses	105,002	95,406
Total accrued liabilities	$235,301	$263,076

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 7. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2018	December 31, 2017
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	3,150,000	3,150,000
Unamortized discount	(32,663)	(33,776)
Unamortized deferred financing costs	(16,199)	(16,967)
Long-term debt, net	$3,101,138	$3,099,257

(a)	The Company's $500 million revolving credit facility remains undrawn at March 31, 2018. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2018:
Assets:
Cash equivalents	$65,955	$—	$—	$65,955
Marketable securities	8,457	—	—	8,457
Investments	31,632	—	—	31,632
Interest rate swap contracts	—	1,298	—	1,298
Foreign currency derivatives	—	3,027	—	3,027
Other derivatives	—	9,712	41,097	50,809
Liabilities:
Foreign currency derivatives	$—	$4,064	$—	$4,064
At December 31, 2017:
Assets:
Cash equivalents	$100,615	$—	$—	$100,615
Marketable securities	10,709	—	—	10,709
Investments	9,948	—	—	9,948
Interest rate swap contracts	—	1,444	—	1,444
Foreign currency derivatives	—	3,801	—	3,801
Other derivatives	—	6,174	30,891	37,065
Liabilities:
Foreign currency derivatives	$—	$4,475	$—	$4,475
The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
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
On October 14, 2016, Digital Entertainment Holdings LLC (“DEH”), a wholly-owned subsidiary of the Company, and RLJE entered into a Credit and Guaranty Agreement pursuant to which DEH provided term loans to RLJE (the “RLJE Term Loans”). In connection with the RLJE Credit and Guaranty Agreement, DEH received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”). The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy and the Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the three months ended March 31, 2018 and 2017, the Company recorded a gain of $8.1 million and $8.9 million, respectively, related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At March 31, 2018, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$737,774	$748,125
4.75% Notes due August 2025	785,171	771,000
5.00% Notes due April 2024	984,591	988,750
4.75% Notes due December 2022	593,602	604,500
	$3,101,138	$3,112,375

(In thousands)	December 31, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$737,140	$748,125
4.75% Notes due August 2025	784,757	793,000
5.00% Notes due April 2024	984,056	1,012,500
4.75% Notes due December 2022	593,304	612,750
	$3,099,257	$3,166,375
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
As of March 31, 2018, the Company had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million that are not designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in October 2018.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the consolidated balance sheet. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the consolidated statements of income. For the three months ended March 31, 2018 and 2017, the Company recorded a gain of $11.7 million and $11.1 million, respectively, related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$785	$943
Foreign currency derivatives	Other assets	2,241	2,858
Interest rate swap contracts	Prepaid expenses and other current assets	1,298	1,444
Other derivatives	Other assets	50,809	37,065
Liabilities:
Foreign currency derivatives	Accrued liabilities	1,069	1,223
Foreign currency derivatives	Other liabilities	2,995	3,252
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$321	Interest expense	$—	$2

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended March 31, 2018 and 2017.

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2018	2017
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(146)	$2
Foreign currency derivatives	Miscellaneous, net	(293)	(267)
Other derivatives	Miscellaneous, net	11,687	11,117
Total		$11,248	$10,852
Note 10. Income Taxes
For the three months ended March 31, 2018, income tax expense was $56.9 million, representing an effective tax rate of 26%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $16.4 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018), tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.9 million and state income tax expense of $3.8 million.
For the three months ended March 31, 2017, income tax expense was $73.1 million, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from domestic production activities deduction of $5.9 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.1

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

million, state income tax expense of $3.4 million and tax expense of $2.3 million for an increase in valuation allowances for foreign taxes.
At March 31, 2018, the Company had foreign tax credit carry forwards of approximately $15.6 million, expiring on various dates from 2024 through 2025. These carryforwards have been reduced by a valuation allowance of $15.6 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2018, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 11. Commitments and Contingencies
Commitments
As of March 31, 2018, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $154.7 million to $1.2 billion. The decrease relates primarily to the expiration of payment guarantees to a production service company for certain production related costs.
Legal Matters
On December 17, 2013, Frank Darabont ("Darabont"), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "2013 Plaintiffs"), filed a complaint in New York Supreme Court in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the "Amended Complaint"), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs' contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. On April 19, the Court granted the Company’s motion for leave to submit supplemental summary judgment briefing, which will be fully submitted by May 21, 2018. A hearing on the supplemental summary judgment submissions will be held on June 13, 2018. The Company has opposed Plaintiffs' claims. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. Plaintiffs also seek a judicial determination that their contracts with the Company entitle them to an "actual fair market license fee" in connection with AMC Networks telecasting of The Walking Dead, which they allege is "substantially better than" what they received. The Company file an Answer to the Complaint on April 16, and the parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated production companies), along with Charles Eglee and his production company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 12. Equity Plans
In March 2018, AMC Networks granted 684,737 restricted stock units ("RSUs") and 537,403 performance restricted stock units ("PRSUs") to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 195,028 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three-year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
During the three months ended March 31, 2018, 707,624 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 289,555 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 418,069 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $15.4 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2018.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2018 and March 31, 2017 was $15.3 million and $12.5 million, respectively.
As of March 31, 2018, there was $133.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.7 years.
Note 13. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2018.

(In thousands)	Three Months Ended March 31, 2018
December 31, 2017	$218,604
Net earnings	3,197
Distributions	(1,435)
March 31, 2018	$220,366
Note 14. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 2% of the AMC Networks' outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 71% of the aggregate voting power of AMC Networks' outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company ("MSG") and MSG Networks Inc. ("MSG Networks").
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.6 million for the three months ended March 31, 2018 and 2017, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

On June 16, 2016, AMC Networks entered into an arrangement with the Dolan Family Office, LLC ("DFO"), MSG and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to Charles F. Dolan (the Executive Chairman and a director of the Company and a director of MSG and MSG Networks), James L. Dolan (the Executive Chairman and a director of MSG and MSG Networks and a director of the Company), and the DFO which is controlled by Charles F. Dolan. The Company's share of office expenses is not material.
Note 15. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2018	2017
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	9,980	5,988
Capital expenditures incurred but not yet paid	6,070	3,362
Supplemental Data:
Cash interest paid	25,634	8,605
Income taxes paid, net	6,243	7,498
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

(In thousands)	Three Months Ended March 31, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$225,730	$22,510	$—	$248,240
Distribution	407,298	88,880	(3,595)	492,583
Consolidated revenues, net	$633,028	$111,390	$(3,595)	$740,823
Operating income (loss)	$249,852	$(16,814)	$617	$233,655
Share-based compensation expense	12,527	2,792	—	15,319
Depreciation and amortization	8,495	11,859	—	20,354
Adjusted operating income (loss)	$270,874	$(2,163)	$617	$269,328
Capital expenditures	$2,148	$9,794	$—	$11,942

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$247,542	$20,070	$—	$267,612
Distribution	367,605	86,727	(1,755)	452,577
Consolidated revenues, net	$615,147	$106,797	$(1,755)	$720,189
Operating income (loss)	$249,607	$(19,217)	$1,281	$231,671
Share-based compensation expense	9,908	2,556	—	12,464
Restructuring expense	54	2,650	—	2,704
Depreciation and amortization	8,404	15,089	—	23,493
Adjusted operating income	$267,973	$1,078	$1,281	$270,332
Capital expenditures	$5,135	$15,071	$—	$20,206
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended March 31,
	2018	2017
Inter-segment revenues
National Networks	$(2,535)	$(1,724)
International and Other	(1,060)	(31)
	$(3,595)	$(1,755)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2018	2017
Revenues
United States	$586,568	$600,055
Europe	86,264	78,675
Other	67,991	41,459
	$740,823	$720,189
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2018	December 31, 2017
Property and equipment, net
United States	$138,912	$136,203
Europe	28,449	28,261
Other	18,079	19,050
	$185,440	$183,514
Note 17. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600 million of 4.75% senior notes due December 2022, $1 billion of 5.00% senior notes due April 2024 and $800 million of 4.75% senior notes due August 2025. All outstanding senior notes issued by AMC Networks (for purposes of this Note 18, "Parent Company") are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$184	$354,419	$174,597	$—	$529,200
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	588,633	204,642	—	793,275
Current portion of program rights, net	—	315,628	149,293	—	464,921
Prepaid expenses, other current assets and intercompany receivable	1,419	212,382	10,592	(122,335)	102,058
Total current assets	1,603	1,471,062	539,124	(122,335)	1,889,454
Property and equipment, net of accumulated depreciation	—	138,866	46,574	—	185,440
Investment in affiliates	3,616,931	1,013,078	—	(4,630,009)	—
Program rights, net	—	1,092,691	186,898	—	1,279,589
Long-term intercompany notes receivable	—	490,380	343	(490,723)	—
Deferred carriage fees, net	—	26,008	1,164	—	27,172
Intangible assets, net	—	168,117	284,278	—	452,395
Goodwill	—	66,282	641,372	—	707,654
Deferred tax asset, net	—	—	21,731	—	21,731
Other assets	—	173,988	375,944	—	549,932
Total assets	$3,618,534	$4,640,472	$2,097,428	$(5,243,067)	$5,113,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32	$47,245	$49,539	$—	$96,816
Accrued liabilities and intercompany payable	86,500	121,433	149,703	(122,335)	235,301
Current portion of program rights obligations	—	255,744	71,118	—	326,862
Deferred revenue	—	34,738	17,178	—	51,916
Current portion of capital lease obligations	—	3,001	1,770	—	4,771
Total current liabilities	86,532	462,161	289,308	(122,335)	715,666
Program rights obligations	—	470,626	20,901	—	491,527
Long-term debt, net	3,101,138	—	—	—	3,101,138
Capital lease obligations	—	2,963	22,270	—	25,233
Deferred tax liability, net	150,247	—	(5,088)	—	145,159
Other liabilities and intercompany notes payable	49,873	87,791	506,226	(490,723)	153,167
Total liabilities	3,387,790	1,023,541	833,617	(613,058)	4,631,890
Commitments and contingencies
Redeemable noncontrolling interests	—	—	220,366	—	220,366
Stockholders' equity:
AMC Networks stockholders' equity	230,744	3,616,931	1,013,078	(4,630,009)	230,744
Non-redeemable noncontrolling interests	—	—	30,367	—	30,367
Total stockholders' equity	230,744	3,616,931	1,043,445	(4,630,009)	261,111
Total liabilities and stockholders' equity	$3,618,534	$4,640,472	$2,097,428	$(5,243,067)	$5,113,367

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$320	$391,248	$167,215	$—	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	581,270	194,621	—	775,891
Current portion of program rights, net	—	304,149	149,301	—	453,450
Prepaid expenses, other current assets and intercompany receivable	3,760	183,815	8,540	(104,389)	91,726
Total current assets	4,080	1,460,482	519,677	(104,389)	1,879,850
Property and equipment, net of accumulated depreciation	—	136,032	47,482	—	183,514
Investment in affiliates	3,443,013	934,612	—	(4,377,625)	—
Program rights, net	—	1,128,021	191,258	—	1,319,279
Long-term intercompany notes receivable	—	489,939	436	(490,375)	—
Deferred carriage fees, net	—	29,346	578	—	29,924
Intangible assets, net	—	170,554	286,688	—	457,242
Goodwill	—	66,609	628,549	—	695,158
Deferred tax asset, net	—	—	20,081	—	20,081
Other assets	—	142,115	305,822		447,937
Total assets	$3,447,093	$4,557,710	$2,000,571	$(4,972,389)	$5,032,985
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$350	$50,282	$51,565	$—	$102,197
Accrued liabilities and intercompany payable	51,692	179,003	136,770	(104,389)	263,076
Current portion of program rights obligations	—	262,004	65,545	—	327,549
Deferred revenue	—	27,530	18,903	—	46,433
Current portion of long-term debt	—	—	—	—	—
Current portion of capital lease obligations	—	2,939	1,908	—	4,847
Total current liabilities	52,042	521,758	274,691	(104,389)	744,102
Program rights obligations	—	511,996	22,984	—	534,980
Long-term debt, net	3,099,257	—	—	—	3,099,257
Capital lease obligations	—	3,745	22,532	—	26,277
Deferred tax liability, net	114,717	—	(5,019)	—	109,698
Other liabilities and intercompany notes payable	46,133	77,198	503,166	(490,375)	136,122
Total liabilities	3,312,149	1,114,697	818,354	(594,764)	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	—	—	218,604	—	218,604
Stockholders' equity:
AMC Networks stockholders' equity	134,944	3,443,013	934,612	(4,377,625)	134,944
Non-redeemable noncontrolling interests	—	—	29,001	—	29,001
Total stockholders' equity	134,944	3,443,013	963,613	(4,377,625)	163,945
Total liabilities and stockholders' equity	$3,447,093	$4,557,710	$2,000,571	$(4,972,389)	$5,032,985

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$574,917	$170,386	$(4,480)	$740,823
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	222,621	98,522	(778)	320,365
Selling, general and administrative	—	122,059	48,089	(3,699)	166,449
Depreciation and amortization	—	10,804	9,550	—	20,354
Total operating expenses	—	355,484	156,161	(4,477)	507,168
Operating income	—	219,433	14,225	(3)	233,655
Other income (expense):
Interest expense, net	(36,907)	11,897	(8,176)	—	(33,186)
Share of affiliates' income	247,482	17,498	—	(264,980)	—
Miscellaneous, net	(206)	734	16,415	3	16,946
Total other income (expense)	210,369	30,129	8,239	(264,977)	(16,240)
Income from operations before income taxes	210,369	249,562	22,464	(264,980)	217,415
Income tax expense	(53,499)	(2,080)	(1,300)	—	(56,879)
Net income including noncontrolling interests	156,870	247,482	21,164	(264,980)	160,536
Net income attributable to noncontrolling interests	—	—	(3,666)	—	(3,666)
Net income attributable to Parent Company's stockholders	$156,870	$247,482	$17,498	$(264,980)	$156,870

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$579,382	$143,132	$(2,325)	$720,189
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	221,754	77,617	(759)	298,612
Selling, general and administrative	—	119,681	45,479	(1,451)	163,709
Depreciation and amortization	—	10,204	13,289	—	23,493
Restructuring expense	—	2,704	—	—	2,704
Total operating expenses	—	354,343	136,385	(2,210)	488,518
Operating income	—	225,039	6,747	(115)	231,671
Other income (expense):
Interest expense, net	(29,412)	9,823	(7,418)	—	(27,007)
Share of affiliates' income	235,774	3,145	—	(238,919)	—
Miscellaneous, net	(112)	431	10,615	115	11,049
Total other income (expense)	206,250	13,399	3,197	(238,804)	(15,958)
Income from operations before income taxes	206,250	238,438	9,944	(238,919)	215,713
Income tax expense	(70,033)	(2,664)	(385)	—	(73,082)
Net income including noncontrolling interests	136,217	235,774	9,559	(238,919)	142,631
Net income attributable to noncontrolling interests	—	—	(6,414)	—	(6,414)
Net income attributable to Parent Company's stockholders	$136,217	$235,774	$3,145	$(238,919)	$136,217

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$156,870	$247,482	$21,164	$(264,980)	$160,536
Other comprehensive income (loss):
Foreign currency translation adjustment	18,805	—	18,805	(18,805)	18,805
Other comprehensive income, net of income taxes	18,805	—	18,805	(18,805)	18,805
Comprehensive income	175,675	247,482	39,969	(283,785)	179,341
Comprehensive income attributable to noncontrolling interests	—	—	(4,563)	—	(4,563)
Comprehensive income attributable to Parent Company's stockholders	$175,675	$247,482	$35,406	$(283,785)	$174,778

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$136,217	$235,774	$9,559	$(238,919)	$142,631
Other comprehensive income (loss):
Foreign currency translation adjustment	9,864	—	9,864	(9,864)	9,864
Unrealized gain on interest rate swaps	319	—	—	—	319
Unrealized gain on available for sale securities	4,021	—	—	—	4,021
Other comprehensive income, before income taxes	14,204	—	9,864	(9,864)	14,204
Income tax expense	(1,597)	—	—	—	(1,597)
Other comprehensive income, net of income taxes	12,607	—	9,864	(9,864)	12,607
Comprehensive income	148,824	235,774	19,423	(248,783)	155,238
Comprehensive income attributable to noncontrolling interests	—	—	(6,805)	—	(6,805)
Comprehensive income attributable to Parent Company's stockholders	$148,824	$235,774	$12,618	$(248,783)	$148,433

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$234,947	$154,495	$(7,472)	$(264,998)	$116,972
Cash flows from investing activities:
Capital expenditures	—	(11,040)	(902)	—	(11,942)
Return of capital from investees	—	—	172	—	172
Investment in investees	—	—	(42,318)	—	(42,318)
Increase to investment in affiliates	(141,109)	(129,821)	67,191	203,739	—
Net cash (used in) provided by investing activities	(141,109)	(140,861)	24,143	203,739	(54,088)
Cash flows from financing activities:
Deemed repurchases of restricted stock units	(15,354)	—	—	—	(15,354)
Purchase of treasury stock	(83,637)	—	—	—	(83,637)
Principal payments on capital lease obligations	—	(723)	(683)	—	(1,406)
Distributions to noncontrolling interests	—	—	(1,435)	—	(1,435)
Net cash used in financing activities	(98,991)	(723)	(2,118)	—	(101,832)
Net (decrease) increase in cash and cash equivalents from operations	(5,153)	12,911	14,553	(61,259)	(38,948)
Effect of exchange rate changes on cash and cash equivalents	5,017	(49,740)	(7,171)	61,259	9,365
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$184	$354,419	$174,597	$—	$529,200

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$224,091	$138,889	$21,097	$(239,207)	$144,870
Cash flows from investing activities:
Capital expenditures	—	(15,645)	(4,561)	—	(20,206)
Investment in and loans to investees	—	—	(28,000)	—	(28,000)
Increase to investment in affiliates	(57,926)	(36,982)	—	94,908	—
Net cash used in investing activities	(57,926)	(52,627)	(32,561)	94,908	(48,206)
Cash flows from financing activities:
Principal payments on long-term debt	(55,500)	—	—	—	(55,500)
Deemed repurchases of restricted stock units	(12,796)	—	—	—	(12,796)
Purchase of treasury stock	(91,423)	—	—	—	(91,423)
Principal payments on capital lease obligations	—	(657)	(744)	—	(1,401)
Distributions to noncontrolling interests	—	—	(11,712)	—	(11,712)
Net cash used in financing activities	(159,719)	(657)	(12,456)	—	(172,832)
Net increase (decrease) in cash and cash equivalents from operations	6,446	85,605	(23,920)	(144,299)	(76,168)
Effect of exchange rate changes on cash and cash equivalents	(6,488)	(144,299)	4,915	144,299	(1,573)
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$523	$262,256	$140,869	$—	$403,648

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 18. Subsequent Event
On April 20, 2018, the Company acquired a majority ownership interest in Levity Entertainment Group LLC ("Levity"), a vertically integrated media company that owns and operates comedy venues as well as produces original content for distribution on multiple platforms, including live, digital and linear, for a total purchase price of $48.5 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management's Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•    the level of our expenses;
•    the level of our capital expenditures;
•    future acquisitions and dispositions of assets;

•	our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and joint ventures;
•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, "Risk Factors" in our 2017 Annual Report on Form 10-K (the "2017 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Introduction
Management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2017 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2018, as well as an analysis of our cash flows for the three months ended March 31, 2018 and 2017. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2018 as compared to December 31, 2017.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2017.
Business Overview
We manage our business through the following two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company's independent film distribution business; and our subscription streaming services, Sundance Now and Shudder. AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks is included through the date sold, July 12, 2017.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2018	2017
Revenues, net
National Networks	$633,028	$615,147
International and Other	111,390	106,797
Inter-segment eliminations	(3,595)	(1,755)
Consolidated revenues, net	$740,823	$720,189
Operating income (loss)
National Networks	$249,852	$249,607
International and Other	(16,814)	(19,217)
Inter-segment eliminations	617	1,281
Consolidated operating income	$233,655	$231,671
AOI
National Networks	$270,874	$267,973
International and Other	(2,163)	1,078
Inter-segment eliminations	617	1,281
Consolidated AOI	$269,328	$270,332
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2018	2017
Operating income	$233,655	$231,671
Share-based compensation expense	15,319	12,464
Restructuring expense	—	2,704
Depreciation and amortization	20,354	23,493
AOI	$269,328	$270,332
National Networks
In our National Networks segment, which accounted for 85% of our consolidated revenues for the three months ended March 31, 2018, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the subscription fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than subscription revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit for which our programming networks generally guarantee specified viewer ratings for their programming.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $4.6 million and $0.4 million were recorded for the three months ended March 31, 2018 and March 31, 2017, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, IFC Films and our subscription streaming services (i.e. Sundance Now and Shudder). The AMCNI – DMC business was sold on July 12, 2017.
In our International and Other segment, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2018,we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. For the three months ended March 31, 2018, distribution revenues represented 80% of the revenues of the International and Other segment. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution. Our subscription streaming services are available in the United States, Canada and parts of Europe.
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
We view our investments in international expansion and our various developing on-line content distribution initiatives as important long-term strategies. We may experience an adverse impact to the International and Other segment's operating results and cash flows in periods of increased investment by the Company in these aforementioned initiatives.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner's interest in the operating results of majority-owned or controlled subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$740,823	100.0%	$720,189	100.0%	$20,634	2.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	320,365	43.2	298,612	41.5	21,753	7.3
Selling, general and administrative	166,449	22.5	163,709	22.7	2,740	1.7
Depreciation and amortization	20,354	2.7	23,493	3.3	(3,139)	(13.4)
Restructuring expense	—	—	2,704	0.4	(2,704)	n/m
Total operating expenses	507,168	68.5	488,518	67.8	18,650	3.8
Operating income	233,655	31.5	231,671	32.2	1,984	0.9
Other income (expense):
Interest expense, net	(33,186)	(4.5)	(27,007)	(3.7)	(6,179)	22.9
Miscellaneous, net	16,946	2.3	11,049	1.5	5,897	53.4
Total other income (expense)	(16,240)	(2.2)	(15,958)	(2.2)	(282)	1.8
Net income from operations before income taxes	217,415	29.3	215,713	30.0	1,702	0.8
Income tax expense	(56,879)	(7.7)	(73,082)	(10.1)	16,203	(22.2)
Net income including noncontrolling interests	160,536	21.7	142,631	19.8	17,905	12.6
Net income attributable to noncontrolling interests	(3,666)	(0.5)	(6,414)	(0.9)	2,748	(42.8)%
Net income attributable to AMC Networks' stockholders	$156,870	21.2%	$136,217	18.9%	$20,653	15.2%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$633,028	100.0%	$615,147	100.0%	$17,881	2.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	249,786	39.5	233,808	38.0	15,978	6.8
Selling, general and administrative	124,895	19.7	123,274	20.0	1,621	1.3
Depreciation and amortization	8,495	1.3	8,404	1.4	91	1.1
Restructuring expense	—	—	54	—	(54)	n/m
Operating income	$249,852	39.5%	$249,607	40.6%	$245	0.1%
Share-based compensation expense	12,527	2.0	9,908	1.6	2,619	26.4
Restructuring expense	—	—	54	—	(54)	n/m
Depreciation and amortization	8,495	1.3	8,404	1.4	91	1.1
AOI	$270,874	42.8%	$267,973	43.6%	$2,901	1.1%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$111,390	100.0%	$106,797	100.0%	$4,593	4.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	74,763	67.1	67,838	63.5	6,925	10.2
Selling, general and administrative	41,582	37.3	40,437	37.9	1,145	2.8
Depreciation and amortization	11,859	10.6	15,089	14.1	(3,230)	(21.4)
Restructuring expense	—	—	2,650	2.5	(2,650)	n/m
Operating loss	$(16,814)	(15.1)%	$(19,217)	(18.0)%	$2,403	(12.5)%
Share-based compensation expense	2,792	2.5	2,556	2.4	236	9.2
Restructuring expense	—	—	2,650	2.5	(2,650)	n/m
Depreciation and amortization	11,859	10.6	15,089	14.1	(3,230)	(21.4)
AOI	$(2,163)	(1.9)%	$1,078	1.0%	$(3,241)	(300.6)%

Revenues, net
Revenues, net increased $20.6 million to $740.8 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$633,028	85.4%	$615,147	85.4%	$17,881	2.9%
International and Other	111,390	15.0	106,797	14.8	4,593	4.3
Inter-segment eliminations	(3,595)	(0.5)	(1,755)	(0.2)	(1,840)	104.8
Consolidated revenues, net	$740,823	100.0%	$720,189	100.0%	$20,634	2.9%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$225,730	35.7%	$247,542	40.2%	$(21,812)	(8.8)%
Distribution	407,298	64.3	367,605	59.8	39,693	10.8
	$633,028	100.0%	$615,147	100.0%	$17,881	2.9%

•
The decrease of $21.8 million in advertising revenues was driven by a decrease of $26.7 million at AMC due to lower ratings, partially offset by pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $39.7 million due to an increase in content licensing revenues of $31.7 million primarily from digital distribution revenues derived from our original programming, principally at AMC, due to certain programming that became available for distribution in the first quarter of 2018 as compared to the second quarter in 2017. Subscription revenues increased $8.0 million across all of our networks resulting from an increase in rates. Distribution revenues vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$22,510	20.2%	$20,070	18.8%	$2,440	12.2%
Distribution	88,880	79.8	86,727	81.2	2,153	2.5
	$111,390	100.0%	$106,797	100.0%	$4,593	4.3%
The increase in advertising revenues was principally due to the favorable impact of foreign currency translation of $2.3 million. The increase in distribution revenue was principally due to an increase of $2.7 million in revenues from our subscription streaming services. Foreign currency translation had a favorable impact to distribution revenue of $9.3 million which was offset by a decrease of $5.3 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017), a decrease at IFC Films of $1.3 million due to the timing of release of certain films and a decrease in distribution revenues at AMCNI.
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

Technical and operating expense (excluding depreciation and amortization) increased $21.8 million to $320.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$249,786	$233,808	$15,978	6.8%
International and Other	74,763	67,838	6,925	10.2
Inter-segment eliminations	(4,184)	(3,034)	(1,150)	37.9
Total	$320,365	$298,612	$21,753	7.3%
Percentage of revenues, net	43.2%	41.5%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $12.4 million in program rights amortization expense and an increase of $3.6 million in other direct programming costs. Program rights amortization expense includes write-offs of $4.6 million for the three months ended March 31, 2018 primarily based on management's assessment of programming usefulness of certain scripted series and development costs at AMC, as compared to program rights write-offs of $0.4 million for the three months ended March 31, 2017.
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
International and Other
The increase in technical and operating expense was primarily due to an increased investment in programming and other direct programming costs, including transmission, at AMCNI of $8.8 million as well as an increase of $2.1 million at our subscription streaming services, partially offset by the absence of $4.2 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $6.5 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $2.7 million to $166.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$124,895	$123,274	$1,621	1.3%
International and Other	41,582	40,437	1,145	2.8
Inter-segment eliminations	(28)	(2)	(26)	n/m
Total	$166,449	$163,709	$2,740	1.7%
Percentage of revenues, net	22.5%	22.7%
National Networks
Selling, general and administrative expense increased $1.6 million principally as a result of a $4.9 million increase in general and administrative costs, including a $1.9 million increase in long-term incentive compensation expense, partially offset by a decrease in sales and marketing related costs of $3.3 million related to timing of the promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

International and Other
Selling, general and administrative expense increased $1.1 million primarily related to an increase in marketing costs at IFC Films of $2.4 million due to the promotion of certain films, partially offset by a decrease at AMCNI due to the absence of costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of $2.5 million.
Depreciation and amortization
Depreciation and amortization expense decreased $3.1 million to $20.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$8,495	$8,404	$91	1.1%
International and Other	11,859	15,089	(3,230)	(21.4)
	$20,354	$23,493	$(3,139)	(13.4)%
The decrease in depreciation and amortization expense in the International and Other segment was attributable to the absence of AMCNI – DMC (sold in July 2017).
Restructuring expense
Restructuring expense of $2.7 million for the three months ended March 31, 2017 related to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016.
Operating Income

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$249,852	$249,607	$245	0.1%
International and Other	(16,814)	(19,217)	2,403	(12.5)
Inter-segment Eliminations	617	1,281	(664)	(51.8)
	$233,655	$231,671	$1,984	0.9%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $17.9 million, partially offset by an increase in technical and operating expense of $16.0 million and an increase in selling, general and administrative expense of $1.6 million. The decrease in operating losses in the International and Other segment was primarily attributable to an increase in revenues of $4.6 million, a decrease in depreciation and amortization of $3.2 million, a decrease in restructuring expense of $2.7 million, partially offset by an increase in technical and operating expense of $6.9 million and an increase in selling, general and administrative expense of $1.1 million. Foreign currency translation had a favorable impact to the change in operating income of $1.3 million.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
Operating income	$233,655	$231,671	$1,984	0.9%
Share-based compensation expense	15,319	12,464	2,855	22.9
Restructuring expense	—	2,704	(2,704)	n/m
Depreciation and amortization	20,354	23,493	(3,139)	(13.4)
AOI	$269,328	$270,332	$(1,004)	(0.4)%

AOI decreased $1.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$270,874	$267,973	$2,901	1.1%
International and Other	(2,163)	1,078	(3,241)	(300.6)
Inter-segment eliminations	617	1,281	(664)	(51.8)
AOI	$269,328	$270,332	$(1,004)	(0.4)%
National Networks AOI increased principally due to an increase in revenues of $17.9 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $1.0 million, partially offset by an increase in technical and operating expenses of $16.0 million resulting primarily from an increase in program rights amortization.
International and Other AOI decreased primarily due to an increase in technical and operating expenses of $6.9 million primarily due to an increase in programming and transmission related costs at AMCNI and an increase in selling, general and administrative expenses (excluding stock based compensation) of $0.9 million, partially offset by an increase in revenues of $4.6 million. Foreign currency translation had a favorable impact in the change in AOI of $2.7 million.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $6.2 million is driven by an increase in interest expense of $7.7 million primarily as a result of the issuance of our $800 million aggregate principal amounts of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $1.5 million recorded for the three months ended March 31, 2018, in connection with increased cash balances for the three months ended March 31, 2018 versus the same period in 2017 as well as interest income earned on term loans entered into with RLJ Entertainment, Inc. ("RLJE") in October 2016.
Miscellaneous, net
The increase in miscellaneous, net of $5.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily driven by $3.0 million in a favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity and $3.2 million in gains driven by an increase in the fair market value of RLJE common shares held by the Company which started to be recognized during the second quarter 2017 upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.
Income tax expense
For the three months ended March 31, 2018, income tax expense was $56.9 million, representing an effective tax rate of 26%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $16.4 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018), tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.9 million and state income tax expense of $3.8 million.
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company has recorded a provisional amount related to the one-time transition tax in the year ended December 31, 2017 and there has been no change to this amount as of March 31, 2018. .
In continuing our analysis of the impact of the TCJA on deferred tax amounts, we have recorded a discrete tax expense of $15.6 million in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. This expense relates to a valuation allowance against foreign tax credit carry forwards. This is a provisional amount that will continue to be evaluated based on the consideration of other aspects of the TCJA as well as the issuance of additional guidance.  Since the Company has recorded other provisional amounts related to the TCJA, any corresponding determination of the need for or change to the valuation allowance is also provisional.

The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118.
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates regarding uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 10 to the accompanying consolidated financial statements for further discussion of the Company's income taxes.
For the three months ended March 31, 2017, income tax expense was $73.1 million, representing an effective tax rate of 34%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax benefit from domestic production activities deduction of $5.9 million, tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $4.1 million, state income tax expense of $3.4 million and tax expense of $2.3 million for an increase in valuation allowances for foreign taxes.
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
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "2016 Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million in the amount authorized for a total of $1.0 billion authorized under the 2016 Stock Repurchase Program. The Company determines the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The 2016 Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2018, the Company repurchased 1.6 million shares of its Class A common stock at an average purchase price of approximately $50.77 per share. As of March 31, 2018, the Company has $258.9 million available for repurchase under the 2016 Stock Repurchase Program. For the period April 1, 2018 through May 4, 2018, we repurchased approximately 2.4 million additional shares for $124.8 million.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, repurchases of outstanding debt and common stock, debt service, and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. We expect this increased investment to continue in 2018.
As of March 31, 2018, our consolidated cash and cash equivalents balance includes approximately $119.8 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period. The Company is still evaluating whether to change its indefinite reinvestment assertion due to certain provisions of the TCJA. Any potential changes to the assertion would be made within the measurement period and accounted for as part of the change in tax law.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2017 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2018. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2018.
Other Matters
On February 26, 2018, the Company delivered a letter to RLJ Entertainment, Inc. ("RLJE") pursuant to which the Company proposed to acquire the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson for a purchase price of $4.25 per share in cash. Through this offer, the Company intends for RLJE to become a majority-owned subsidiary of the Company, with a minority stake held by Mr. Johnson. The board of directors of RLJE has formed a special committee of independent directors to consider the proposal. There can be no assurance that the proposal made by the Company to RLJE will result in a transaction or the terms upon which any transaction may occur.
On April 20, 2018, the Company acquired a majority ownership interest in Levity Entertainment Group LLC ("Levity"), a vertically integrated media company that owns and operates comedy venues as well as produces original content for distribution on multiple platforms, including live, digital and linear, for a total purchase price of $48.5 million.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31:

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$116,972	$144,870
Cash used in investing activities	(54,088)	(48,206)
Cash used in financing activities	(101,832)	(172,832)
Net decrease in cash and cash equivalents	(38,948)	(76,168)
Operating Activities
Net cash provided by operating activities amounted to $117.0 million for the three months ended March 31, 2018 as compared to $144.9 million for the three months ended March 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 primarily resulted from $432.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, as well as an increase in taxes payable of $15.7 million, which was partially offset by payments for program rights of $248.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $63.0 million primarily related to lower employee related liabilities and an increase in receivables of $17.9 million primarily related to timing of cash receipts. Changes in all other assets and liabilities resulted in a decrease of $2.1 million.
Net cash provided by operating activities amounted to $144.9 million for the three months ended March 31, 2017 and primarily resulted from $377.8 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $211.3 million, a decrease in accounts payable, accrued expenses and other liabilities of $33.7 million primarily related to lower employee related liabilities, an increase in prepaid expense and other assets of $18.2 million, an increase in accounts receivable, trade of $16.0 million primarily related to timing of cash receipts and a decrease in deferred revenue of $11.1 million. Additionally, net cash provided by operating activities increased due to an increase in taxes payable of $57.6 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $54.1 million and $48.2 million, respectively. For the three months ended March 31, 2018, cash used in investing activities included investments of $42.3 million and capital expenditures of $11.9 million. For the three months ended March 31, 2017, cash used in investing activities included investments of $28.0 million and capital expenditures of $20.2 million.
Financing Activities
Net cash used in financing activities amounted to $101.8 million for the three months ended March 31, 2018 as compared to $172.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, financing activities primarily consisted of purchases of our common stock of $83.6 million under our 2016 Stock Repurchase Program. In addition, net cash used in financing activities for the three months ended March 31, 2018 includes taxes paid in lieu of shares issued for equity-based compensation of $15.4 million and distributions to noncontrolling interests of $1.4 million.
Net cash used in financing activities amounted to $172.8 million for the three months ended March 31, 2017 and primarily consisted of purchases of our common stock of $91.4 million under our 2016 Stock Repurchase Program and scheduled repayments of principal on the Company’s loan facility of $55.5 million. In addition, net cash used in financing activities for the three months ended March 31, 2017 includes taxes paid in lieu of shares issued for equity-based compensation of $12.8 million and distributions to noncontrolling interests of $11.7 million.
Contractual Obligations
As of March 31, 2018, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $154.7 million to $1.2 billion. The decrease relates primarily to the expiration of payment guarantees to a production service company for certain production related costs.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2017 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2017 Form 10-K. Other than certain judgments and estimates related to the new revenue recognition standard as described in Note 2 to the accompanying Condensed Consolidated Financial Statements of the Company included herein, there have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2017.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2018, the fair value of our fixed rate debt of $2.36 billion was equal to its carrying value. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2018 would increase the estimated fair value of our fixed rate debt by approximately $115.6 million to approximately $2.5 billion.
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
As of March 31, 2018, we had $3.1 billion of debt outstanding (excluding capital leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2018, we had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million. The aggregate fair value of interest rate swap contracts at March 31, 2018 was a net asset of $1.3 million. As a result of these transactions, the interest rate paid on approximately 83% of our debt (excluding capital leases) as of March 31, 2018 is effectively fixed (76% being fixed rate obligations and 7% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2018 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $3.4 million of foreign currency transaction gains, net for the three months ended March 31, 2018. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2017 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 11, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	196,265	$52.89	196,265	$332,171,914
February 1, 2018 to February 28, 2018	221,520	$51.40	221,520	$320,785,352
March 1, 2018 to March 31, 2018	1,229,672	$50.31	1,229,672	$258,915,269
Total	1,647,457	$50.77	1,647,457

Item 6.	Exhibits.

(a)	Index to Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	May 10, 2018	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer