Form 10-Q
period 2018-06-30
AMC Networks Inc.
filed 2018-08-02
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 27, 2018:

Class A Common Stock par value $0.01 per share	45,443,965
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$416,124	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $9,582 and $9,691)	818,730	775,891
Current portion of program rights, net	462,866	453,450
Prepaid expenses and other current assets	110,437	91,726
Total current assets	1,808,157	1,879,850
Property and equipment, net of accumulated depreciation of $280,301 and $259,919	214,054	183,514
Program rights, net	1,218,682	1,319,279
Deferred carriage fees, net	23,671	29,924
Intangible assets, net	479,163	457,242
Goodwill	710,047	695,158
Deferred tax asset, net	27,547	20,081
Other assets	592,046	447,937
Total assets	$5,073,367	$5,032,985
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,015	$102,197
Accrued liabilities	216,481	263,076
Current portion of program rights obligations	347,076	327,549
Deferred revenue	62,191	46,433
Current portion of capital lease obligations	4,630	4,847
Total current liabilities	735,393	744,102
Program rights obligations	442,665	534,980
Long-term debt	3,103,056	3,099,257
Capital lease obligations	23,739	26,277
Deferred tax liability, net	149,599	109,698
Other liabilities	173,756	136,122
Total liabilities	4,628,208	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	249,739	218,604
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,235 and 62,721 shares issued and 45,444 and 49,601 shares outstanding, respectively	632	627
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	215,989	191,303
Accumulated earnings	1,045,806	766,725
Treasury stock, at cost (17,791 and 13,120 shares Class A Common Stock, respectively)	(951,850)	(709,440)
Accumulated other comprehensive loss	(144,793)	(114,386)
Total AMC Networks stockholders' equity	165,899	134,944
Non-redeemable noncontrolling interests	29,521	29,001
Total stockholders' equity	195,420	163,945
Total liabilities and stockholders' equity	$5,073,367	$5,032,985
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net (including revenues, net from related parties of $1,547, $1,512, $3,174 and $3,079, respectively)	$761,385	$710,545	$1,502,208	$1,430,734
Operating expenses:
Technical and operating (excluding depreciation and amortization)	376,809	334,845	697,174	633,457
Selling, general and administrative (including charges from related parties of $206, $415, $668 and $989, respectively)	171,376	162,273	337,825	325,982
Depreciation and amortization	21,669	20,606	42,023	44,099
Impairment and related charges	—	17,112	—	17,112
Restructuring expense (credit)	—	(81)	—	2,623
Total operating expenses	569,854	534,755	1,077,022	1,023,273
Operating income	191,531	175,790	425,186	407,461
Other income (expense):
Interest expense	(39,265)	(30,718)	(77,470)	(61,217)
Interest income	5,332	3,767	10,351	7,259
Miscellaneous, net	(14,719)	18,980	2,227	30,028
Total other income (expense)	(48,652)	(7,971)	(64,892)	(23,930)
Income from operations before income taxes	142,879	167,819	360,294	383,531
Income tax expense	(32,547)	(60,193)	(89,426)	(133,275)
Net income including noncontrolling interests	110,332	107,626	270,868	250,256
Net income attributable to noncontrolling interests	(4,151)	(5,028)	(7,817)	(11,442)
Net income attributable to AMC Networks' stockholders	$106,181	$102,598	$263,051	$238,814

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.84	$1.55	$4.43	$3.56
Diluted	$1.82	$1.54	$4.38	$3.52

Weighted average common shares:
Basic	57,758	66,224	59,354	67,117
Diluted	58,387	66,789	60,044	67,771
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$110,332	$107,626	$270,868	$250,256
Other comprehensive income (loss):
Foreign currency translation adjustment	7,780	37,820	26,585	47,684
Unrealized gain (loss) on interest rate swaps	—	(180)	—	139
Unrealized gain (loss) on available for sale securities	—	(1,083)	—	2,938
Other comprehensive income, before income taxes	7,780	36,557	26,585	50,761
Income tax expense	—	465	—	(1,132)
Other comprehensive income, net of income taxes	7,780	37,022	26,585	49,629
Comprehensive income	118,112	144,648	297,453	299,885
Comprehensive income attributable to noncontrolling interests	(2,173)	(6,559)	(6,736)	(13,364)
Comprehensive income attributable to AMC Networks' stockholders	$115,939	$138,089	$290,717	$286,521
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$270,868	$250,256
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,023	44,099
Impairment and related charges	—	17,112
Share-based compensation expense related to equity classified awards	35,072	27,595
Amortization and write-off of program rights	468,957	433,023
Amortization of deferred carriage fees	8,803	8,803
Unrealized foreign currency transaction gain	(1,866)	(8,118)
Unrealized gain on derivative contracts, net	(17,322)	(21,790)
Amortization of deferred financing costs and discounts on indebtedness	3,800	4,551
Bad debt expense	1,924	2,208
Deferred income taxes	29,290	11,914
Other, net	6,944	(3,642)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(40,419)	(43,503)
Prepaid expenses and other assets	(12,377)	(31,141)
Program rights and obligations, net	(471,385)	(458,480)
Income taxes payable	(1,829)	(10,094)
Deferred revenue	4,392	(9,908)
Deferred carriage fees, net	(2,448)	(3,313)
Accounts payable, accrued liabilities and other liabilities	(45,850)	(43,595)
Net cash provided by operating activities	278,577	165,977
Cash flows from investing activities:
Capital expenditures	(37,402)	(39,936)
Return of capital from investees	347	—
Investment in and loans to investees	(87,488)	(43,000)
Payments for acquisition of a business, net of cash acquired	(34,879)	—
Net cash used in investing activities	(159,422)	(82,936)
Cash flows from financing activities:
Principal payments on long-term debt	—	(110,965)
Deemed repurchases of restricted stock units	(15,734)	(13,373)
Purchase of treasury stock	(242,409)	(244,374)
Proceeds from stock option exercises	4,317	—
Principal payments on capital lease obligations	(2,625)	(2,526)
Distributions to noncontrolling interests	(6,967)	(12,930)
Net cash used in financing activities	(263,418)	(384,168)
Net decrease in cash and cash equivalents from operations	(144,263)	(301,127)
Effect of exchange rate changes on cash and cash equivalents	1,604	9,217
Cash and cash equivalents at beginning of period	558,783	481,389
Cash and cash equivalents at end of period	$416,124	$189,479

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

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company's independent film distribution business; Levity Entertainment Group ("Levity") (acquired April 20, 2018), our production services and comedy venues company; and our subscription streaming services, Sundance Now and Shudder. AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks is included through the date sold, July 12, 2017.

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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs were $3.9 million and $1.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Program rights write-offs were $9.2 million and $1.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Financial Assets and Liabilities
The Company adopted Accounting Standards Update ("ASU") No. 2016-01 Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, which requires that investments in equity securities (excluding equity method investments) be measured at fair value with changes in fair value recognized in earnings. Under prior accounting guidance, changes in fair value of available-for-sale equity securities were recorded in other comprehensive income. The adoption did not have a significant impact to these condensed consolidated financial statements.
Adoption of New Revenue Recognition Standard
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results as of and for the three and six month periods ended June 30, 2018 reflect the application of the new standard, while the reported results for 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
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
Distribution
The majority of the Company’s distribution revenues relate to sales-based and usage-based royalties which are recognized on the later of (i) when the subsequent sale or usage occurs and (ii) when the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. Occasionally, the Company incurs costs to obtain a distribution contract and these costs are amortized over the period of the related distribution contract as a reduction of revenue.
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
For production services arrangements, the Company recognizes revenue based on the percentage of cost incurred to total estimated cost of the contract.
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
Transaction Price Allocated to Future Performance Obligations
The new standard requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of June 30, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2018	December 31, 2017 (a)
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,019,499	$926,089
Contract assets, short-term (included in Other current assets)	5,460	—
Contract assets, long-term (included in Other assets)	6,598	—
Contract liabilities (Deferred revenue)	62,191	46,433

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue recognized for the six months ended June 30, 2018 relating to the contract liability at December 31, 2017 was $27.7 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	57,758	66,224	59,354	67,117
Effect of dilution:
Stock options	5	—	3	—
Restricted stock units	624	565	687	654
Diluted weighted average common shares outstanding	58,387	66,789	60,044	67,771
Approximately 1.5 million and 1.0 million restricted stock units outstanding as of June 30, 2018 and June 30, 2017, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of June 30, 2017, there were approximately 0.4 million stock options that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million and on June 13, 2018, the Board of Directors approved an additional increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2018, the Company repurchased 4.7 million shares of its Class A common stock at an average purchase price of approximately $51.89 per share. As of June 30, 2018, the Company has $600.1 million available for repurchase under the Stock Repurchase Program.
Note 4. Business Combinations
Levity Entertainment Group LLC
On April 20, 2018, the Company acquired a 57% controlling interest in Levity Entertainment Group LLC ("Levity"), a media company that owns and operates comedy venues as well as produces original content for distribution, for a total purchase price of $48.4 million. The purchase price consisted of $35.0 million payment for the outstanding Class B Common Units of Levity and the acquisition of Series L Preferred Units for $13.4 million. The Company views this acquisition as complementary to its business and programming content strategy.
The Company accounted for the acquisition of Levity using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The goodwill associated with the Levity acquisition is generally deductible for tax purposes.
The acquisition accounting for Levity as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of property and equipment, intangible assets, other assets, current liabilities, and redeemable noncontrolling interests.
The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

Cash paid for controlling interest	$48,350
Redeemable noncontrolling interest	30,533
$78,883
Allocation to net assets acquired:
Cash	13,471
Other current assets	17,251
Property and equipment	20,663
Intangible assets	45,613
Other noncurrent assets	3,306
Current liabilities	(23,951)
Noncurrent liabilities	(21,394)
Noncontrolling interests acquired	(1,354)
Fair value of net assets acquired	53,605
Goodwill	25,278
$78,883
Unaudited Pro forma financial information
The following unaudited pro forma financial information is based on (i) the historical financial statements of AMC Networks and (ii) the historical financial statements of Levity and is intended to provide information about how the acquisition may have affected the Company's historical consolidated financial statements if it had occurred as of January 1, 2017. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired. The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

(In thousands)	Unaudited Pro Forma Financial Information for the three months ended June 30,		Unaudited Pro Forma Financial Information for the six months ended June 30,
	2018	2017	2018	2017
Revenues, net	$772,078	$741,058	$1,552,633	$1,491,746
Income from operations, net of income taxes	$105,291	$103,287	$261,809	$239,447
Net income per share, basic	$1.82	$1.56	$4.41	$3.57
Net income per share, diluted	$1.80	$1.55	$4.36	$3.53
Revenues, net and operating income attributable to Levity of $29.6 million and $1.2 million, respectively are included in the consolidated statement of income from the acquisition date, April 20, 2018, to June 30, 2018. For the six months ended June 30, 2018, the Company incurred acquisition related costs of $1.2 million which are included in selling, general and administrative expense.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 5. Investments
Equity Method Investments
The Company holds several investments and loans in non-consolidated entities. Equity method investments were $93.7 million at June 30, 2018 and $61.3 million at December 31, 2017.
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
On July 29, 2018, the Company, Digital Entertainment Holdings LLC, a wholly owned subsidiary of the Company ("DEH"), and River Merger Sub Inc., a owned subsidiary of DEH ("Merger Sub"), and RLJE entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company has agreed to acquire all of the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson for a purchase price of approximately $65.3 million, or $6.25 per share in cash. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RLJE, with RLJE continuing as the surviving corporation and a subsidiary of DEH (the "Merger").
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of RLJE’s common stock, par value $0.001 per share (the "RLJE Common Stock"), issued and outstanding immediately prior to the Effective Time, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates), will be automatically converted into the right to receive $6.25 in cash without interest (the "Per Share Merger Consideration"). The Merger Agreement also includes provisions for the payment at the Effective Time of consideration, calculated based on the amount of the Per Share Merger Consideration, to the holders of outstanding RLJE preferred stock who elect to receive such cash consideration and holders of warrants to purchase RLJE Common Stock, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates). Such holders of outstanding RLJE preferred stock will be entitled to receive $7.81 per underlying share of RLJE Common Stock, in accordance with the terms of the RLJE preferred stock, if they elect cash as their consideration. Such holders of outstanding warrants will be paid the difference between $6.25 and the per share exercise price of their warrants.
The Merger Agreement contains certain customary termination rights for DEH and RLJE and further provides that (i) a termination fee equal to $6.75 million will be payable to DEH by RLJE in connection with termination of the Merger Agreement due to a change of recommendation by the Special Committee of the RLJE board of directors (the "RLJE Special Committee") to accept a Superior Proposal (as defined in the Merger Agreement) and (ii) the documented, out-of-pocket expenses of DEH incurred in connection with the Merger Agreement up to a maximum of $3 million will be payable to DEH by RLJE in connection with the termination of the Merger Agreement due to a change of recommendation by the RLJE Special Committee as a result of an Intervening Event (as defined in the Merger Agreement).
Consummation of the Merger is subject to customary conditions, including conditions relating to (i) the approval of the Merger Agreement by the requisite vote of the RLJE stockholders, (ii) the absence of any order, law or other legal restraint preventing or making unlawful the consummation of the Merger and (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) that remains in effect.
Robert L. Johnson will hold a minority stake in DEH following the Merger. Simultaneously with the execution of the Merger Agreement, DEH has entered into separate arrangements with Mr. Johnson related to the contribution of his RLJE securities to DEH immediately prior to the Merger, his vote for and support of the Merger and governance matters following the Merger.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Investments in marketable equity securities were $7.8 million at June 30, 2018 and $10.7 million at December 31, 2017 and are included in Other assets in the condensed consolidated balance sheet.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income.
On March 5, 2018, the Company made an investment in fuboTV Inc. of $25.0 million, and on April 6, 2018, the Company provided a senior secured term loan to fuboTV Inc. of $25.0 million with a maturity date of April 6, 2023.
In June 2018, the Company recognized an impairment charge of $10.0 million related to the partial write-down of one of its non-marketable equity securities.
Investments in non-marketable equity securities were $72.2 million at June 30, 2018 and $46.8 million at December 31, 2017 and are included in Other assets in the condensed consolidated balance sheet.
Note 6. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2017	$239,759	$455,399	$695,158
Additions	—	25,278	25,278
Amortization of "second component" goodwill	(656)	—	(656)
Foreign currency translation	—	(9,733)	(9,733)
June 30, 2018	$239,103	$470,944	$710,047
The increase in the carrying amount of goodwill for the International and Other segment relates to the acquisition of Levity (see Note 4).
The reduction of $0.7 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2018
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$548,389	$(181,307)	$367,082	6 to 25 years
Advertiser relationships	46,282	(15,509)	30,773	11 years
Trade names	71,493	(15,353)	56,140	15 to 20 years
Other amortizable intangible assets	11,390	(6,122)	5,268	2 to 15 years
Total amortizable intangible assets	677,554	(218,291)	459,263
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$697,454	$(218,291)	$479,163
(In thousands)	December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$527,713	$(167,911)	$359,802
Advertiser relationships	46,282	(13,405)	32,877
Trade names	53,761	(14,420)	39,341
Other amortizable intangible assets	11,401	(6,079)	5,322
Total amortizable intangible assets	639,157	(201,815)	437,342
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$659,057	$(201,815)	$457,242
The increase in amortizable intangible assets is a result of the acquisition of Levity.
Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2018 and 2017 was $19.1 million and $18.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2018	$38,555
2019	39,553
2020	39,195
2021	39,193
2022	39,181

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 7. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2018	December 31, 2017
Interest	$29,911	$30,262
Employee related costs	71,850	117,850
Income taxes payable	17,225	19,558
Other accrued expenses	97,495	95,406
Total accrued liabilities	$216,481	$263,076
Note 8. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2018	December 31, 2017
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	3,150,000	3,150,000
Unamortized discount	(31,521)	(33,776)
Unamortized deferred financing costs	(15,423)	(16,967)
Long-term debt, net	$3,103,056	$3,099,257

(a)	The Company's $500 million revolving credit facility remains undrawn at June 30, 2018. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
As a result of the acquisition of Levity, the Company has two lines of credit totaling $4 million. The lines of credit bear interest at the greater of 3.5% or the prime rate and mature on August 25, 2018. There were no outstanding borrowings on either line of credit as of June 30, 2018.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2018:
Assets:
Cash equivalents	$15,541	$—	$—	$15,541
Marketable securities	7,827	—	—	7,827
Investments	34,690	—	—	34,690
Interest rate swap contracts	—	760	—	760
Foreign currency derivatives	—	3,146	—	3,146
Other derivatives	—	8,863	42,548	51,411
Liabilities:
Foreign currency derivatives	$—	$3,798	$—	$3,798
At December 31, 2017:
Assets:
Cash equivalents	$100,615	$—	$—	$100,615
Marketable securities	10,709	—	—	10,709
Investments	9,948	—	—	9,948
Interest rate swap contracts	—	1,444	—	1,444
Foreign currency derivatives	—	3,801	—	3,801
Other derivatives	—	6,174	30,891	37,065
Liabilities:
Foreign currency derivatives	$—	$4,475	$—	$4,475
The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's interest rate swap contracts, foreign currency derivatives and the embedded derivative for the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (see Note 10) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
On October 14, 2016, Digital Entertainment Holdings LLC (“DEH”), a wholly-owned subsidiary of the Company, and RLJE entered into a Credit and Guaranty Agreement pursuant to which DEH provided term loans to RLJE (the “RLJE Term Loans”). In connection with the RLJE Credit and Guaranty Agreement, DEH received warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”). The RLJE Warrants held by the Company are classified within Level III of the fair value hierarchy and the Company determines the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model are stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used is based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. For the three and six months ended June 30, 2018, the Company recorded a gain of $1.5 million and $9.6 million, respectively, related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income. For the three and six months ended June 30, 2017, the Company recorded a gain of $8.2 million and $17.2 million, respectively.
At June 30, 2018, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$738,414	$748,125
4.75% Notes due August 2025	785,595	768,000
5.00% Notes due April 2024	985,142	987,500
4.75% Notes due December 2022	593,905	601,500
	$3,103,056	$3,105,125

(In thousands)	December 31, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$737,140	$748,125
4.75% Notes due August 2025	784,757	793,000
5.00% Notes due April 2024	984,056	1,012,500
4.75% Notes due December 2022	593,304	612,750
	$3,099,257	$3,166,375
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
As of June 30, 2018, the Company had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million that are not designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in October 2018.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the consolidated balance sheet. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

are remeasured at the end of each period with changes in fair value recorded in the consolidated statements of income. For the three months ended June 30, 2018 and 2017, the Company recorded a gain of $0.6 million and $9.9 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded a gain of $12.3 million and $21.1 million, respectively, related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,101	$943
Foreign currency derivatives	Other assets	2,045	2,858
Interest rate swap contracts	Prepaid expenses and other current assets	760	1,444
Other derivatives	Other assets	51,411	37,065
Liabilities:
Foreign currency derivatives	Accrued liabilities	759	1,223
Foreign currency derivatives	Other liabilities	3,039	3,252
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$(65)	Interest expense	$—	$115

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended June 30, 2018 and 2017.

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$256	Interest expense	$—	$117

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the six months ended June 30, 2018 and 2017.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(538)	$(7)	$(684)	$(5)
Foreign currency derivatives	Miscellaneous, net	474	(1,236)	181	(1,503)
Other derivatives	Miscellaneous, net	602	9,946	12,289	21,063
Total		$538	$8,703	$11,786	$19,555
Note 11. Income Taxes
For the three and six months ended June 30, 2018, income tax expense was $32.5 million and $89.4 million, respectively, representing an effective tax rate of 23% and 25%, respectively, as compared to the federal statutory rate of 21%. For the three months ended June 30, 2018, the effective tax rate differs from the federal statutory due primarily to state and local income tax expense of $2.3 million. For the six months ended June 30, 2018, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $16.1 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $6.2 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5.8 million.
For the three and six months ended June 30, 2017, income tax expense was $60.2 million and $133.3 million, respectively, representing an effective tax rate of 36% and 35%, respectively, as compared to the federal statutory rate of 35%. For the three months ended June 30, 2017, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $5.2 million resulting from an increase in the valuation allowances for foreign and local taxes; state and local income tax expense of $2.6 million; partially offset by a tax benefit from the domestic production activities deduction of $4.4 million; and a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $2.6 million. For the six months ended June 30, 2017, the items resulting in variances from the federal statutory rate primarily consist of a tax benefit of $10.3 million from the domestic production activities deduction; a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $6.7 million; tax expense of $7.5 million resulting from an increase in the valuation allowances for foreign and local taxes; and state and local income tax expense of $6.0 million.
At June 30, 2018, the Company had foreign tax credit carry forwards of approximately $15.6 million, expiring on various dates from 2024 through 2025. These carryforwards have been reduced by a valuation allowance of $15.6 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2018, $0.7 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 12. Commitments and Contingencies
Commitments
As of June 30, 2018, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $101.5 million to $1.3 billion. The decrease relates to payments for program commitments and the expiration of payment guarantees to a production service company for certain production related costs.
Legal Matters
On December 17, 2013, Frank Darabont ("Darabont"), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "2013 Plaintiffs"), filed a complaint in New York Supreme Court in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the "Amended

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Complaint"), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs' contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of $280 million The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. On April 19, 2018, the Court granted the Company’s motion for leave to submit supplemental summary judgment briefing. A hearing on the supplemental summary judgment submissions was held on June 13, 2018. The Company believes that the asserted claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018, and the parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
During the six months ended June 30, 2018, 720,657 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 295,973 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 424,684 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $15.7 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2018.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2018 was $19.8 million and $35.1 million, respectively, and $15.1 million and $27.6 million, respectively, for the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, there was $120.4 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.5 years.
Note 14. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2018.

(In thousands)	Six Months Ended June 30, 2018
December 31, 2017	$218,604
Acquired	30,533
Net earnings	7,569
Distributions	(6,967)
June 30, 2018	$249,739
The redeemable noncontrolling interest acquired relates to acquisition of Levity. The terms of the agreement provide the noncontrolling interest holders with a right to put 50% of their interests to the Company on the fourth anniversary of the agreement and a right to put all of their interests to the Company on the sixth anniversary of the agreement. The put rights are at fair market value.
Note 15. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 3% of the AMC Networks' outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 72% of the aggregate voting power of AMC Networks' outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company ("MSG") and MSG Networks Inc. ("MSG Networks").
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 16. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2018	2017
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	$—	$8,987
Exercise of RLJE Warrants	—	5,001
Capital expenditures incurred but not yet paid	2,419	2,412
Supplemental Data:
Cash interest paid	71,750	56,832
Income taxes paid, net	60,413	124,474
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

(In thousands)	Three Months Ended June 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$246,829	$23,433	$—	$270,262
Distribution	380,460	123,278	(12,615)	491,123
Consolidated revenues, net	$627,289	$146,711	$(12,615)	$761,385
Operating income (loss)	$210,007	$(11,338)	$(7,138)	$191,531
Share-based compensation expense	16,259	3,494	—	19,753
Depreciation and amortization	8,412	13,257	—	21,669
Adjusted operating income	$234,678	$5,413	$(7,138)	$232,953

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$245,472	$21,373	$—	$266,845
Distribution	359,451	89,471	(5,222)	443,700
Consolidated revenues, net	$604,923	$110,844	$(5,222)	$710,545
Operating income (loss)	$211,623	$(31,222)	$(4,611)	$175,790
Share-based compensation expense	12,211	2,921	—	15,132
Restructuring (credit) expense	(97)	16	—	(81)
Impairment and related charges	—	17,112	—	17,112
Depreciation and amortization	8,430	12,176	—	20,606
Adjusted operating income	$232,167	$1,003	$(4,611)	$228,559

(In thousands)	Six Months Ended June 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$472,559	$45,943	$—	$518,502
Distribution	787,758	212,158	(16,210)	983,706
Consolidated revenues, net	$1,260,317	$258,101	$(16,210)	$1,502,208
Operating income (loss)	$459,859	$(28,151)	$(6,522)	$425,186
Share-based compensation expense	28,786	6,286	—	35,072
Depreciation and amortization	16,907	25,116	—	42,023
Adjusted operating income	$505,552	$3,251	$(6,522)	$502,281
Capital expenditures	$6,116	$31,286	$—	$37,402

(In thousands)	Six Months Ended June 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$493,014	$41,443	$—	$534,457
Distribution	727,056	176,198	(6,977)	896,277
Consolidated revenues, net	$1,220,070	$217,641	$(6,977)	$1,430,734
Operating income (loss)	$461,230	$(50,439)	$(3,330)	$407,461
Share-based compensation expense	22,119	5,476	—	27,595
Restructuring (credit) expense	(43)	2,666	—	2,623
Impairment and related charges	—	17,112	—	17,112
Depreciation and amortization	16,834	27,265	—	44,099
Adjusted operating income	$500,140	$2,080	$(3,330)	$498,890
Capital expenditures	$8,294	$31,642	$—	$39,936
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Inter-segment revenues
National Networks	$(12,615)	$(5,142)	$(15,150)	$(6,866)
International and Other	—	(80)	(1,060)	(111)
	$(12,615)	$(5,222)	$(16,210)	$(6,977)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
United States	$600,195	$548,555	$1,186,763	$1,148,610
Europe	116,422	108,076	202,686	186,750
Other	44,768	53,914	112,759	95,374
	$761,385	$710,545	$1,502,208	$1,430,734
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2018	December 31, 2017
Property and equipment, net
United States	$170,558	$136,203
Europe	26,047	28,261
Other	17,449	19,050
	$214,054	$183,514
Note 18. Condensed Consolidating Financial Statements
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,885	$243,413	$169,826	$—	$416,124
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	596,408	222,322	—	818,730
Current portion of program rights, net	—	308,628	154,238	—	462,866
Prepaid expenses, other current assets and intercompany receivable	3,075	207,653	19,028	(119,319)	110,437
Total current assets	5,960	1,356,102	565,414	(119,319)	1,808,157
Property and equipment, net of accumulated depreciation	—	148,673	65,381	—	214,054
Investment in affiliates	3,496,168	1,493,775	—	(4,989,943)	—
Program rights, net	—	1,032,302	186,380	—	1,218,682
Long-term intercompany notes receivable	—	46,497	421	(46,918)	—
Deferred carriage fees, net	—	22,669	1,002	—	23,671
Intangible assets, net	—	165,681	313,482	—	479,163
Goodwill	—	65,954	644,093	—	710,047
Deferred tax asset, net	—	—	27,547	—	27,547
Other assets	—	171,874	420,172		592,046
Total assets	$3,502,128	$4,503,527	$2,223,892	$(5,156,180)	$5,073,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$(19)	$41,371	$63,663	$—	$105,015
Accrued liabilities and intercompany payable	49,660	140,118	146,022	(119,319)	216,481
Current portion of program rights obligations	—	276,571	70,505	—	347,076
Deferred revenue	—	29,632	32,559	—	62,191
Current portion of capital lease obligations	—	2,937	1,693	—	4,630
Total current liabilities	49,641	490,629	314,442	(119,319)	735,393
Program rights obligations	—	428,322	14,343	—	442,665
Long-term debt, net	3,103,056	—	—	—	3,103,056
Capital lease obligations	—	2,298	21,441	—	23,739
Deferred tax liability, net	132,090	—	17,509	—	149,599
Other liabilities and intercompany notes payable	51,442	86,110	83,122	(46,918)	173,756
Total liabilities	3,336,229	1,007,359	450,857	(166,237)	4,628,208
Commitments and contingencies
Redeemable noncontrolling interests	—	—	249,739	—	249,739
Stockholders' equity:
AMC Networks stockholders' equity	165,899	3,496,168	1,493,775	(4,989,943)	165,899
Non-redeemable noncontrolling interests	—	—	29,521	—	29,521
Total stockholders' equity	165,899	3,496,168	1,523,296	(4,989,943)	195,420
Total liabilities and stockholders' equity	$3,502,128	$4,503,527	$2,223,892	$(5,156,180)	$5,073,367

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$549,262	$216,006	$(3,883)	$761,385
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	248,181	129,742	(1,114)	376,809
Selling, general and administrative	—	120,463	53,686	(2,773)	171,376
Depreciation and amortization	—	11,175	10,494	—	21,669
Total operating expenses	—	379,819	193,922	(3,887)	569,854
Operating income	—	169,443	22,084	4	191,531
Other income (expense):
Interest expense, net	(37,834)	11,715	(7,814)	—	(33,933)
Share of affiliates’ income (loss)	172,233	(4,192)	—	(168,041)	—
Miscellaneous, net	259	(2,504)	(12,470)	(4)	(14,719)
Total other income (expense)	134,658	5,019	(20,284)	(168,045)	(48,652)
Income from operations before income taxes	134,658	174,462	1,800	(168,041)	142,879
Income tax expense	(28,477)	(2,229)	(1,841)	—	(32,547)
Net income including noncontrolling interests	106,181	172,233	(41)	(168,041)	110,332
Net income attributable to noncontrolling interests	—	—	(4,151)	—	(4,151)
Net income attributable to AMC Networks’ stockholders	$106,181	$172,233	$(4,192)	$(168,041)	$106,181

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$536,302	$179,675	$(5,432)	$710,545
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	240,150	95,472	(777)	334,845
Selling, general and administrative	—	116,423	50,838	(4,988)	162,273
Depreciation and amortization	—	10,123	10,483	—	20,606
Impairment charges	—	—	17,112	—	17,112
Restructuring credit	—	(45)	(36)	—	(81)
Total operating expenses	—	366,651	173,869	(5,765)	534,755
Operating income	—	169,651	5,806	333	175,790
Other income (expense):
Interest expense, net	(29,733)	10,165	(7,383)	—	(26,951)
Share of affiliates’ income	184,748	5,681	—	(190,429)	—
Miscellaneous, net	(230)	1,898	17,645	(333)	18,980
Total other income (expense)	154,785	17,744	10,262	(190,762)	(7,971)
Income from operations before income taxes	154,785	187,395	16,068	(190,429)	167,819
Income tax expense	(52,187)	(2,647)	(5,359)	—	(60,193)
Net income including noncontrolling interests	102,598	184,748	10,709	(190,429)	107,626
Net income attributable to noncontrolling interests	—	—	(5,028)	—	(5,028)
Net income attributable to AMC Networks’ stockholders	$102,598	$184,748	$5,681	$(190,429)	$102,598

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,124,179	$386,392	$(8,363)	$1,502,208
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	470,802	228,264	(1,892)	697,174
Selling, general and administrative	—	242,522	101,775	(6,472)	337,825
Depreciation and amortization	—	21,979	20,044	—	42,023
Total operating expenses	—	735,303	350,083	(8,364)	1,077,022
Operating income	—	388,876	36,309	1	425,186
Other income (expense):
Interest expense, net	(74,741)	23,612	(15,990)	—	(67,119)
Share of affiliates' income	419,715	13,306	—	(433,021)	—
Miscellaneous, net	53	(1,770)	3,945	(1)	2,227
Total other income (expense)	345,027	35,148	(12,045)	(433,022)	(64,892)
Income from operations before income taxes	345,027	424,024	24,264	(433,021)	360,294
Income tax expense	(81,976)	(4,309)	(3,141)	—	(89,426)
Net income including noncontrolling interests	263,051	419,715	21,123	(433,021)	270,868
Net income attributable to noncontrolling interests	—	—	(7,817)	—	(7,817)
Net income attributable to Parent Company's stockholders	$263,051	$419,715	$13,306	$(433,021)	$263,051

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,115,684	$322,807	$(7,757)	$1,430,734
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	461,904	173,089	(1,536)	633,457
Selling, general and administrative	—	236,104	96,317	(6,439)	325,982
Depreciation and amortization	—	20,327	23,772	—	44,099
Impairment and related charges	—	—	17,112	—	17,112
Restructuring expense (credit)	—	2,659	(36)	—	2,623
Total operating expenses	—	720,994	310,254	(7,975)	1,023,273
Operating income	—	394,690	12,553	218	407,461
Other income (expense):
Interest expense, net	(59,145)	19,988	(14,801)	—	(53,958)
Share of affiliates’ income	420,522	8,826	—	(429,348)	—
Miscellaneous, net	(343)	2,329	28,260	(218)	30,028
Total other income (expense)	361,034	31,143	13,459	(429,566)	(23,930)
Income from operations before income taxes	361,034	425,833	26,012	(429,348)	383,531
Income tax expense	(122,220)	(5,311)	(5,744)	—	(133,275)
Net income including noncontrolling interests	238,814	420,522	20,268	(429,348)	250,256
Net income attributable to noncontrolling interests	—	—	(11,442)	—	(11,442)
Net income attributable to AMC Networks’ stockholders	$238,814	$420,522	$8,826	$(429,348)	$238,814

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$106,181	$172,233	$(41)	$(168,041)	$110,332
Other comprehensive income (loss):
Foreign currency translation adjustment	7,780	—	7,780	(7,780)	7,780
Other comprehensive income, net of income taxes	7,780	—	7,780	(7,780)	7,780
Comprehensive income	113,961	172,233	7,739	(175,821)	118,112
Comprehensive income attributable to noncontrolling interests	—	—	(2,173)	—	(2,173)
Comprehensive income attributable to AMC Networks’ stockholders	$113,961	$172,233	$5,566	$(175,821)	$115,939

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$102,598	$184,748	$10,709	$(190,429)	$107,626
Other comprehensive income (loss):
Foreign currency translation adjustment	37,820	—	37,820	(37,820)	37,820
Unrealized loss on interest rate swaps	(180)	—	—	—	(180)
Unrealized (loss) gain on available for sale securities	(1,083)	—	—	—	(1,083)
Other comprehensive income, before income taxes	36,557	—	37,820	(37,820)	36,557
Income tax benefit	465	—	—	—	465
Other comprehensive income, net of income taxes	37,022	—	37,820	(37,820)	37,022
Comprehensive income	139,620	184,748	48,529	(228,249)	144,648
Comprehensive income attributable to noncontrolling interests	—	—	(6,559)	—	(6,559)
Comprehensive income attributable to AMC Networks’ stockholders	$139,620	$184,748	$41,970	$(228,249)	$138,089

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$263,051	$419,715	$21,123	$(433,021)	$270,868
Other comprehensive income (loss):
Foreign currency translation adjustment	26,585	—	26,585	(26,585)	26,585
Other comprehensive income, net of income taxes	26,585	—	26,585	(26,585)	26,585
Comprehensive income	289,636	419,715	47,708	(459,606)	297,453
Comprehensive income attributable to noncontrolling interests	—	—	(6,736)	—	(6,736)
Comprehensive income attributable to AMC Networks' stockholders	$289,636	$419,715	$40,972	$(459,606)	$290,717

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$238,814	$420,522	$20,268	$(429,348)	$250,256
Other comprehensive income (loss):
Foreign currency translation adjustment	47,684	—	47,684	(47,684)	47,684
Unrealized gain on interest rate swaps	139	—	—	—	139
Unrealized gain on available for sale securities	2,938	—	—	—	2,938
Other comprehensive income, before income taxes	50,761	—	47,684	(47,684)	50,761
Income tax expense	(1,132)	—	—	—	(1,132)
Other comprehensive income, net of income taxes	49,629	—	47,684	(47,684)	49,629
Comprehensive income	288,443	420,522	67,952	(477,032)	299,885
Comprehensive income attributable to noncontrolling interests	—	—	(13,364)	—	(13,364)
Comprehensive income attributable to AMC Networks’ stockholders	$288,443	$420,522	$54,588	$(477,032)	$286,521

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$296,928	$852,314	$(437,627)	$(433,038)	$278,577
Cash flows from investing activities:
Capital expenditures	—	(32,827)	(4,575)	—	(37,402)
Return of capital from investees	—	—	347	—	347
Investment in investees	—	—	(87,488)	—	(87,488)
Payments for acquisition of a business, net of cash acquired	—	—	(34,879)	—	(34,879)
Increase to investment in affiliates	(46,945)	(1,550,189)	896,005	701,129	—
Net cash (used in) provided by investing activities	(46,945)	(1,583,016)	769,410	701,129	(159,422)
Cash flows from financing activities:
Deemed repurchases of restricted stock units	(15,734)	—	—	—	(15,734)
Purchase of treasury stock	(242,409)	—	—	—	(242,409)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(1,464)	(1,161)	—	(2,625)
Distributions to noncontrolling interests	—	—	(6,967)	—	(6,967)
Net cash used in financing activities	(253,826)	(1,464)	(8,128)	—	(263,418)
Net (decrease) increase in cash and cash equivalents from operations	(3,843)	(732,166)	323,655	268,091	(144,263)
Effect of exchange rate changes on cash and cash equivalents	6,408	584,331	(321,044)	(268,091)	1,604
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$2,885	$243,413	$169,826	$—	$416,124

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$258,037	$322,282	$15,279	$(429,621)	$165,977
Cash flows from investing activities:
Capital expenditures	—	(27,480)	(12,456)	—	(39,936)
Investment in and loans to investees	—	—	(43,000)	—	(43,000)
Increase (decrease) to investment in affiliates	102,285	(127,727)	40,148	(14,706)	—
Net cash provided by (used in) investing activities	102,285	(155,207)	(15,308)	(14,706)	(82,936)
Cash flows from financing activities:
Principal payments on long-term debt	(111,000)	—	35	—	(110,965)
Deemed repurchases of restricted stock units	(13,373)	—	—	—	(13,373)
Purchase of treasury stock	(244,374)	—	—	—	(244,374)
Principal payments on capital lease obligations	—	(1,330)	(1,196)	—	(2,526)
Distributions to noncontrolling interests	—	—	(12,930)	—	(12,930)
Net cash used in financing activities	(368,747)	(1,330)	(14,091)	—	(384,168)
Net (decrease) increase in cash and cash equivalents from operations	(8,425)	165,745	(14,120)	(444,327)	(301,127)
Effect of exchange rate changes on cash and cash equivalents	7,976	(444,327)	1,241	444,327	9,217
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$116	$42,368	$146,995	$—	$189,479

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management's Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•    the level of our revenues;

•	market demand, including changes in viewer consumption patterns, for our programming networks, our subscription streaming services, our programming, and our production services;
•    demand for advertising inventory and our ability to deliver guaranteed viewer ratings;
•    the highly competitive nature of the cable, telecommunications and programming industries;

•	our ability to maintain and renew distribution or affiliation agreements with distributors;

•
the cost of, and our ability to obtain or produce, desirable programming content for our networks, other forms of distribution, including digital and licensing in international markets, as well as our independent film distribution businesses;

•	market demand for our owned original programming and our independent film content;

•	changes in consumer demand for our comedy venues;
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

•
uncertainties regarding the financial results of equity method investees, issuers of our investments in marketable equity securities and non-marketable equity securities and changes in the nature of key strategic relationships with partners and joint ventures;

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2018, as well as an analysis of our cash flows for the six months ended June 30, 2018 and 2017. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2018 as compared to December 31, 2017.
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

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels in Europe, Latin America, the Middle East and parts of Asia and Africa; IFC Films, the Company's independent film distribution business; Levity Entertainment Group ("Levity") (acquired April 20, 2018, see discussion below), our production services and comedy venues company; and our subscription streaming services, Sundance Now and Shudder. AMCNI – DMC, the broadcast solutions unit of certain networks of AMCNI and third-party networks is included through the date sold, July 12, 2017.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net
National Networks	$627,289	$604,923	$1,260,317	$1,220,070
International and Other	146,711	110,844	258,101	217,641
Inter-segment eliminations	(12,615)	(5,222)	(16,210)	(6,977)
Consolidated revenues, net	$761,385	$710,545	$1,502,208	$1,430,734
Operating income (loss)
National Networks	$210,007	$211,623	$459,859	$461,230
International and Other	(11,338)	(31,222)	(28,151)	(50,439)
Inter-segment eliminations	(7,138)	(4,611)	(6,522)	(3,330)
Consolidated operating income	$191,531	$175,790	$425,186	$407,461
AOI
National Networks	$234,678	$232,167	$505,552	$500,140
International and Other	5,413	1,003	3,251	2,080
Inter-segment eliminations	(7,138)	(4,611)	(6,522)	(3,330)
Consolidated AOI	$232,953	$228,559	$502,281	$498,890
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$191,531	$175,790	$425,186	$407,461
Share-based compensation expense	19,753	15,132	35,072	27,595
Restructuring (credit)	—	(81)	—	2,623
Impairment and related charges	—	17,112	—	17,112
Depreciation and amortization	21,669	20,606	42,023	44,099
AOI	$232,953	$228,559	$502,281	$498,890

Items Impacting Comparability
On April 20, 2018, the Company acquired a 57% controlling interest in Levity, a media company that owns and operates comedy venues as well as produces original content for distribution, for a total purchase price of $48.4 million. The operating results of Levity are included in our International and Other segment in the consolidated statement of income from the acquisition date through June 30, 2018.
On July 12, 2017, the AMCNI – DMC business was sold.
National Networks
In our National Networks segment, which accounted for 84% of our consolidated revenues for the six months ended June 30, 2018, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the subscription fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Content licensing revenue from the licensing of original programming for distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs were $3.8 million and $1.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Program rights write-offs were $8.4 million and $1.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

International and Other
Our International and Other segment primarily includes the operations of AMCNI, Levity, IFC Films and our subscription streaming services (i.e. Sundance Now and Shudder). The AMCNI – DMC business was sold on July 12, 2017.
In our International and Other segment, which accounted for 17% of our consolidated revenues for the six months ended June 30, 2018, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from our Levity business. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. For the six months ended June 30, 2018, distribution revenues represented 82% of the revenues of the International and Other segment. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution. Our subscription streaming services are available in the United States, Canada and parts of Europe.
Programming, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expense, and represent the largest expense of the International and Other segment and primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$761,385	100.0%	$710,545	100.0%	$50,840	7.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	376,809	49.5	334,845	47.1	41,964	12.5
Selling, general and administrative	171,376	22.5	162,273	22.8	9,103	5.6
Depreciation and amortization	21,669	2.8	20,606	2.9	1,063	5.2
Impairment and related charges	—	—	17,112	2.4	(17,112)	n/m
Restructuring credit	—	—	(81)	—	81	n/m
Total operating expenses	569,854	74.8	534,755	75.3	35,099	6.6
Operating income	191,531	25.2	175,790	24.7	15,741	9.0
Other income (expense):
Interest expense, net	(33,933)	(4.5)	(26,951)	(3.8)	(6,982)	25.9
Miscellaneous, net	(14,719)	(1.9)	18,980	2.7	(33,699)	n/m
Total other income (expense)	(48,652)	(6.4)	(7,971)	(1.1)	(40,681)	510.4
Net income from operations before income taxes	142,879	18.8	167,819	23.6	(24,940)	(14.9)
Income tax expense	(32,547)	(4.3)	(60,193)	(8.5)	27,646	(45.9)
Net income including noncontrolling interests	110,332	14.5	107,626	15.1	2,706	2.5
Net income attributable to noncontrolling interests	(4,151)	(0.5)	(5,028)	(0.7)	877	(17.4)%
Net income attributable to AMC Networks' stockholders	$106,181	13.9%	$102,598	14.4%	$3,583	3.5%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$627,289	100.0%	$604,923	100.0%	$22,366	3.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	285,326	45.5	265,507	43.9	19,819	7.5
Selling, general and administrative	123,544	19.7	119,460	19.7	4,084	3.4
Depreciation and amortization	8,412	1.3	8,430	1.4	(18)	(0.2)
Restructuring credit	—	—	(97)	—	97	n/m
Operating income	$210,007	33.5%	$211,623	35.0%	$(1,616)	(0.8)%
Share-based compensation expense	16,259	2.6	12,211	2.0	4,048	33.2
Restructuring credit	—	—	(97)	—	97	n/m
Depreciation and amortization	8,412	1.3	8,430	1.4	(18)	(0.2)
AOI	$234,678	37.4%	$232,167	38.4%	$2,511	1.1%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$146,711	100.0%	$110,844	100.0%	$35,867	32.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	96,932	66.1	69,918	63.1	27,014	38.6
Selling, general and administrative	47,860	32.6	42,844	38.7	5,016	11.7
Depreciation and amortization	13,257	9.0	12,176	11.0	1,081	8.9
Impairment and related charges	—	—	17,112	15.4	(17,112)	n/m
Restructuring expense	—	—	16	—	(16)	n/m
Operating loss	$(11,338)	(7.7)%	$(31,222)	(28.2)%	$19,884	(63.7)%
Share-based compensation expense	3,494	2.4	2,921	2.6	573	19.6
Restructuring expense	—	—	16	—	(16)	n/m
Impairment and related charges	—	—	17,112	15.4	(17,112)	n/m
Depreciation and amortization	13,257	9.0	12,176	11.0	1,081	8.9
AOI	$5,413	3.7%	$1,003	0.9%	$4,410	439.7%

Revenues, net
Revenues, net increased $50.8 million to $761.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$627,289	82.4%	$604,923	85.1%	$22,366	3.7%
International and Other	146,711	19.3	110,844	15.6	35,867	32.4
Inter-segment eliminations	(12,615)	(1.7)	(5,222)	(0.7)	(7,393)	n/m
Consolidated revenues, net	$761,385	100.0%	$710,545	100.0%	$50,840	7.2%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$246,829	39.3%	$245,472	40.6%	$1,357	0.6%
Distribution	380,460	60.7	359,451	59.4	21,009	5.8
	$627,289	100.0%	$604,923	100.0%	$22,366	3.7%

•
The increase of $1.4 million in advertising revenues was primarily driven by increases at WE tv, SundanceTV and IFC, partially offset by a decrease at AMC due to lower ratings, partially offset by pricing. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $21.0 million due to an increase subscription revenues of $16.4 million across all of our networks resulting from an increase in rates. Content licensing revenues increased $4.6 million primarily at AMC from digital distribution revenues due to an increase in original programming, partially offset by certain programming that became available for distribution in the first quarter of 2018 as compared to the second quarter in 2017. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$23,433	16.0%	$21,373	19.3%	$2,060	9.6%
Distribution	123,278	84.0	89,471	80.7	33,807	37.8
	$146,711	100.0%	$110,844	100.0%	$35,867	32.4%
The increase in advertising revenues of $2.1 million was primarily due to increased demand in certain international markets. Foreign currency translation had a favorable impact of $1.1 million on advertising revenues. Distribution revenue increased primarily due to the $29.6 million impact from the Levity acquisition which occurred on April 20, 2018. In addition, the increase in distribution revenue included an increase of $2.6 million at IFC Films and $2.1 million from our subscription streaming services. Foreign currency translation had a favorable impact to distribution revenues of $4.6 million which was offset by a decrease of $5.3 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017).
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

Technical and operating expense (excluding depreciation and amortization) increased $42.0 million to $376.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$285,326	$265,507	$19,819	7.5%
International and Other	96,932	69,918	27,014	38.6
Inter-segment eliminations	(5,449)	(580)	(4,869)	839.5
Total	$376,809	$334,845	$41,964	12.5%
Percentage of revenues, net	49.5%	47.1%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $10.9 million in program rights amortization expense and an increase of $8.9 million in other direct programming costs. Program rights amortization expense includes write-offs of $3.8 million for the three months ended June 30, 2018 primarily based on management's assessment of programming usefulness of certain development costs at AMC and unscripted series at WEtv, as compared to program rights write-offs of $1.4 million for the three months ended June 30, 2017.
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
International and Other
Technical and operating expense increased primarily due to the $20.7 million impact from the acquisition of Levity, which occurred on April 20, 2018. In addition, investment in programming and other direct programming costs, including transmission, increased $6.2 million at AMCNI and $1.9 million at our subscription streaming services, partially offset by the absence of $2.8 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $3.0 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $9.1 million to $171.4 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$123,544	$119,460	$4,084	3.4%
International and Other	47,860	42,844	5,016	11.7
Inter-segment eliminations	(28)	(31)	3	(9.7)
Total	$171,376	$162,273	$9,103	5.6%
Percentage of revenues, net	22.5%	22.8%
National Networks
Selling, general and administrative expense increased $4.1 million principally as a result of a $6.3 million increase in general and administrative costs, including $3.5 million for long-term incentive compensation expense and an increase of $1.2 million in corporate overhead, partially offset by a decrease in sales and marketing related costs of $2.8 million related to timing of the promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

International and Other
Selling, general and administrative expense increased $5.0 million primarily due to the $6.8 million impact from the acquisition of Levity, which occurred on April 20, 2018. In addition, increases in selling, general and administrative expense across the segment were offset by a decrease at AMCNI due to the absence of costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of $1.4 million.
Depreciation and amortization
Depreciation and amortization expense increased $1.1 million to $21.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$8,412	$8,430	$(18)	(0.2)%
International and Other	13,257	12,176	1,081	8.9
	$21,669	$20,606	$1,063	5.2%
The increase in depreciation and amortization expense in the International and Other segment was attributable to an increase in depreciation expense due to leasehold additions and, to a lesser extent, depreciation on property and equipment acquired in connection with the acquisition of Levity in April 2018, partially offset by the absence of depreciation expense from AMCNI – DMC (sold in July 2017). Amortization expense increased primarily related to the identifiable intangible assets recorded in connection with the Levity acquisition.
Impairment and related charges
In June 2017, we recognized a pre-tax impairment charge of $17.1 million for the three months ended June 30, 2017 to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs.
Operating Income

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$210,007	$211,623	$(1,616)	(0.8)%
International and Other	(11,338)	(31,222)	19,884	(63.7)
Inter-segment Eliminations	(7,138)	(4,611)	(2,527)	54.8
	$191,531	$175,790	$15,741	9.0%
The decrease in operating income at the National Networks segment was primarily attributable to an increase in technical and operating expense of $19.8 million and an increase in selling, general and administrative expense of $4.1 million, partially offset by an increase in revenues of $22.4 million.
The decrease in operating losses at the International and Other segment was primarily attributable to the absence of the AMCNI – DMC impairment charge of $17.1 million and an increase in revenues of $35.9 million, partially offset by an increase in technical and operating expense of $27.0 million and an increase in selling, general and administrative expense of $5.0 million. Foreign currency translation had a favorable impact to the change in operating income of $0.8 million. Operating income for the three months ended June 30, 2018 includes $1.2 million from the results of Levity from the date of acquisition (April 20, 2018).

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
Operating income	$191,531	$175,790	$15,741	9.0%
Share-based compensation expense	19,753	15,132	4,621	30.5
Restructuring credit	—	(81)	81	n/m
Impairment and related charges	—	17,112	(17,112)	n/m
Depreciation and amortization	21,669	20,606	1,063	5.2
AOI	$232,953	$228,559	$4,394	1.9%
AOI increased $4.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. the increase is primarily due to a shift in long-term incentive compensation from cash to equity-based awards. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$234,678	$232,167	$2,511	1.1%
International and Other	5,413	1,003	4,410	439.7
Inter-segment eliminations	(7,138)	(4,611)	(2,527)	54.8
AOI	$232,953	$228,559	$4,394	1.9%
National Networks AOI increased principally due to an increase in revenues of $22.4 million, partially offset by an increase in technical and operating expenses of $19.8 million resulting primarily from an increase in program rights amortization.
International and Other AOI increased $2.1 million due to the impact of the Levity acquisition which occurred on April 20, 2018 and $2.2 million due to the absence of the AOI loss at AMCNI – DMC as a result of the changes in revenues and operating expenses discussed above. Foreign currency translation had a favorable impact on the change in AOI of $1.7 million.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $7.0 million is driven by an increase in interest expense of $8.5 million primarily as a result of the issuance of our $800 million aggregate principal amounts of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $1.6 million for the three months ended June 30, 2018, in connection with increased cash balances as compared to the same period in 2017 as well as interest income earned on term loans entered into with RLJ Entertainment, Inc. ("RLJE") in October 2016 and fuboTV Inc. ("fuboTV") in April 2018.
Miscellaneous, net
The decrease in miscellaneous, net of $33.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily driven by $12.8 million in an unfavorable variance in foreign currency transactions gains and losses, an impairment charge of $10.0 million for the partial write-down of one of our non-marketable equity securities and a decrease of $9.6 million in gains recorded in 2017 driven by an increase in the fair market value of RLJE common shares held by the Company which started to be recognized during the second quarter 2017 upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.
Income tax expense
For the three months ended June 30, 2018, income tax expense was $32.5 million representing an effective tax rate of 23%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income tax expense of $2.3 million.
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company has recorded a provisional amount related to the one-time transition tax in the year ended December 31, 2017 and a discrete tax expense related to valuation allowance in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. There has been no change to either amount as of June 30, 2018.
The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118.
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates regarding uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 11 to the accompanying condensed consolidated financial statements for further discussion of the Company's income taxes.
For the three months ended June 30, 2017, income tax expense was $60.2 million representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 35% due primarily to tax expense of $5.2 million resulting from an increase in the valuation allowances for foreign and local taxes; state and local income tax expense of $2.6 million; partially offset by a tax benefit from the domestic production activities deduction of $4.4 million; and a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $2.6 million.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,502,208	100.0%	$1,430,734	100.0%	$71,474	5.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	697,174	46.4	633,457	44.3	63,717	10.1
Selling, general and administrative	337,825	22.5	325,982	22.8	11,843	3.6
Depreciation and amortization	42,023	2.8	44,099	3.1	(2,076)	(4.7)
Impairment and related charges	—	—	17,112	1.2	(17,112)	n/m
Restructuring expense	—	—	2,623	0.2	(2,623)	n/m
Total operating expenses	1,077,022	71.7	1,023,273	71.5	53,749	5.3
Operating income	425,186	28.3	407,461	28.5	17,725	4.4
Other income (expense):
Interest expense, net	(67,119)	(4.5)	(53,958)	(3.8)	(13,161)	24.4
Miscellaneous, net	2,227	0.1	30,028	2.1	(27,801)	(92.6)
Total other income (expense)	(64,892)	(4.3)	(23,930)	(1.7)	(40,962)	171.2
Net income from operations before income taxes	360,294	24.0	383,531	26.8	(23,237)	(6.1)
Income tax expense	(89,426)	(6.0)	(133,275)	(9.3)	43,849	(32.9)
Net income including noncontrolling interests	270,868	18.0	250,256	17.5	20,612	8.2
Net income attributable to noncontrolling interests	(7,817)	(0.5)	(11,442)	(0.8)	3,625	(31.7)%
Net income attributable to AMC Networks' stockholders	$263,051	17.5%	$238,814	16.7%	$24,237	10.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,260,317	100.0%	$1,220,070	100.0%	$40,247	3.3%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	535,113	42.5	499,315	40.9	35,798	7.2
Selling, general and administrative	248,438	19.7	242,734	19.9	5,704	2.3
Depreciation and amortization	16,907	1.3	16,834	1.4	73	0.4
Restructuring credit	—	—	(43)	—	43	n/m
Operating income	$459,859	36.5%	$461,230	37.8%	$(1,371)	(0.3)%
Share-based compensation expense	28,786	2.3	22,119	1.8	6,667	30.1
Restructuring credit	—	—	(43)	—	43	n/m
Depreciation and amortization	16,907	1.3	16,834	1.4	73	0.4
AOI	$505,552	40.1%	$500,140	41.0%	$5,412	1.1%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$258,101	100.0%	$217,641	100.0%	$40,460	18.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	171,694	66.5	137,756	63.3	33,938	24.6
Selling, general and administrative	89,442	34.7	83,281	38.3	6,161	7.4
Depreciation and amortization	25,116	9.7	27,265	12.5	(2,149)	(7.9)
Impairment and related charges	—	—	17,112	7.9	(17,112)	n/m
Restructuring expense	—	—	2,666	1.2	(2,666)	n/m
Operating loss	$(28,151)	(10.9)%	$(50,439)	(23.2)%	$22,288	(44.2)%
Share-based compensation expense	6,286	2.4	5,476	2.5	810	14.8
Restructuring expense	—	—	2,666	1.2	(2,666)	n/m
Impairment and related charges	—	—	17,112	7.9	(17,112)	n/m
Depreciation and amortization	25,116	9.7	27,265	12.5	(2,149)	(7.9)
AOI	$3,251	1.3%	$2,080	1.0%	$1,171	56.3%

Revenues, net
Revenues, net increased $71.5 million to $1,502.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$1,260,317	83.9%	$1,220,070	85.3%	$40,247	3.3%
International and Other	258,101	17.2	217,641	15.2	40,460	18.6
Inter-segment eliminations	(16,210)	(1.1)	(6,977)	(0.5)	(9,233)	n/m
Consolidated revenues, net	$1,502,208	100.0%	$1,430,734	100.0%	$71,474	5.0%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$472,559	37.5%	$493,014	40.4%	$(20,455)	(4.1)%
Distribution	787,758	62.5	727,056	59.6	60,702	8.3
	$1,260,317	100.0%	$1,220,070	100.0%	$40,247	3.3%

•
The decrease of $20.5 million in advertising revenues was driven by a decrease of $31.6 million at AMC due to lower ratings, partially offset by pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $60.7 million due to an increase in content licensing revenues of $36.3 million primarily from increased digital revenues at AMC due to an increase in original programming we distribute. Subscription revenues increased $24.4 million across all of our networks resulting from an increase in rates. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$45,943	17.8%	$41,443	19.0%	$4,500	10.9%
Distribution	212,158	82.2	176,198	81.0	35,960	20.4
	$258,101	100.0%	$217,641	100.0%	$40,460	18.6%
The increase of $4.5 million in advertising revenues was principally due to the favorable impact of foreign currency translation of $3.4 million as well as increased demand in certain international markets. Distribution revenues increased primarily due to the$29.6 million impact from the Levity acquisition, which occurred on April 20, 2018. In addition, distribution revenues increased $4.8 million from our subscription streaming services. Foreign currency translation had a favorable impact to distribution revenue of $13.8 million which was partially offset by a decrease of $10.7 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017).
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
Technical and operating expense (excluding depreciation and amortization) increased $63.7 million to $697.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$535,113	$499,315	$35,798	7.2%
International and Other	171,694	137,756	33,938	24.6
Inter-segment eliminations	(9,633)	(3,614)	(6,019)	166.5
Total	$697,174	$633,457	$63,717	10.1%
Percentage of revenues, net	46.4%	44.3%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $23.3 million in program rights amortization expense and an increase of $12.5 million in other direct programming costs. Program rights amortization expense includes write-offs of $8.4 million for the six months ended June 30, 2018 primarily based on management's assessment of programming usefulness of certain development costs at AMC and unscripted series at WE tv, as compared to program rights write-offs of $1.8 million primarily related to development costs at AMC for the six months ended June 30, 2017.
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
International and Other
Technical and operating expense increased primarily due to the $20.7 million impact from the Levity acquisition, which occurred on April 20, 2018. In addition, investment in programming and other direct programming costs, including transmission, increased $14.9 million at AMCNI as well as an increase of $4.0 million at our subscription streaming services, partially offset by the absence of $7.0 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $9.5 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $11.8 million to $337.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$248,438	$242,734	$5,704	2.3%
International and Other	89,442	83,281	6,161	7.4
Inter-segment eliminations	(55)	(33)	(22)	n/m
Total	$337,825	$325,982	$11,843	3.6%
Percentage of revenues, net	22.5%	22.8%
National Networks
Selling, general and administrative expense increased $5.7 million principally as a result of an $11.2 million increase in general and administrative costs, including a $5.4 million increase in long-term incentive compensation expense, partially offset by a decrease in sales and marketing related costs of $5.5 million related to timing of the promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $6.2 million primarily due to the $6.8 million impact from the acquisition of Levity, which occurred on April 20, 2018. In addition, increases in selling, general and administrative expense across the segment were offset by a decrease at AMCNI due to the absence of costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of $3.5 million.
Depreciation and amortization
Depreciation and amortization expense decreased $2.1 million to $42.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$16,907	$16,834	$73	0.4%
International and Other	25,116	27,265	(2,149)	(7.9)
	$42,023	$44,099	$(2,076)	(4.7)%
The decrease in depreciation and amortization expense in the International and Other segment was attributable to a decrease in depreciation expense of $3.1 million due to the absence of AMCNI – DMC (sold in July 2017), partially offset by an increase in depreciation expense related to leasehold additions and, to a lesser extent, depreciation on property and equipment acquired in connection with the acquisition of Levity in April 2018. Amortization expense increased due to the amortization of identifiable intangible assets recorded in connection with the Levity acquisition and increased amortization at AMCNI.
Impairment and related charges
In June 2017, we recognized a pre-tax impairment charge of $17.1 million for the three months ended June 30, 2017 to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs.
Restructuring expense
Restructuring expense of $2.6 million for the six months ended June 30, 2017 related to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016.
Operating Income

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$459,859	$461,230	$(1,371)	(0.3)%
International and Other	(28,151)	(50,439)	22,288	(44.2)
Inter-segment Eliminations	(6,522)	(3,330)	(3,192)	95.9
	$425,186	$407,461	$17,725	4.4%
The decrease in operating income at the National Networks segment was primarily attributable to an increase in technical and operating expense of $35.8 million and an increase in selling, general and administrative expense of $5.7 million, partially offset by an increase in revenues of $40.2 million.
The decrease in operating losses in the International and Other segment was primarily attributable to the absence of the AMCNI – DMC impairment charge of $17.1 million, an increase in revenues of $40.5 million, a decrease in depreciation and amortization of $2.1 million, a decrease in restructuring expense of $2.6 million, partially offset by an increase in technical and operating expense of $33.9 million and an increase in selling, general and administrative expense of $6.2 million. Foreign currency translation had a favorable impact to the change in operating income of $2.0 million. Operating income for the six months ended June 30, 2018 includes $1.2 million from the results of Levity from the date of acquisition (April 20, 2018).

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
Operating income	$425,186	$407,461	$17,725	4.4%
Share-based compensation expense	35,072	27,595	7,477	27.1
Restructuring expense	—	2,623	(2,623)	n/m
Impairment and related charges	—	17,112	(17,112)	n/m
Depreciation and amortization	42,023	44,099	(2,076)	(4.7)
AOI	$502,281	$498,890	$3,391	0.7%
AOI increased $3.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$505,552	$500,140	$5,412	1.1%
International and Other	3,251	2,080	1,171	56.3
Inter-segment eliminations	(6,522)	(3,330)	(3,192)	95.9
AOI	$502,281	$498,890	$3,391	0.7%
National Networks AOI increased principally due to an increase in revenues of $40.2 million and a decrease in selling, general and administrative expenses (excluding stock based compensation) of $1.0 million, partially offset by an increase in technical and operating expenses of $35.8 million resulting primarily from an increase in program rights amortization.
International and Other AOI increased $2.1 million due to the impact of the Levity acquisition which occurred on April 20, 2018 and $4.6 million due to the absence of the AOI loss at AMCNI – DMC, partially offset by a decrease in AOI at AMCNI (excluding the impact of AMCNI - DMC) of $2.7 million and a decrease at IFC Films of $2.7 million. Foreign currency translation had a favorable impact in the change in AOI of $4.4 million.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $13.2 million is driven by an increase in interest expense of $16.3 million primarily as a result of the issuance of our $800 million aggregate principal amounts of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $3.1 million recorded for the six months ended June 30, 2018, in connection with increased cash balances as compared to the same period in 2017 as well as interest income earned on term loans entered into with RLJE in October 2016 and fuboTV in April 2018.
Miscellaneous, net
The decrease in miscellaneous, net of $27.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily driven by $9.8 million in unfavorable variance in foreign currency transaction gains and losses, an impairment of $10.0 million for the partial write-down of one of our non-marketable equity securities, and a decrease of $5.8 million in gains recorded in the six month period ended June 30, 2018 as compared to the same period in 2017 driven by the increase in fair market value of RLJE common shares held by the Company which started to be recognized during the second quarter 2017 upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.
Income tax expense
For the six months ended June 30, 2018, income tax expense was $89.4 million, representing an effective tax rate of 25%. The effective tax rate differs from the federal statutory rate of 21%, due primarily to tax expense of $16.1 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $6.2 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5.8 million.

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company has recorded a provisional amount related to the one-time transition tax in the year ended December 31, 2017 and a discrete tax expense related to valuation allowance in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. There has been no change to either amount as of June 30, 2018.
The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118.
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates regarding uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 11 to the accompanying condensed consolidated financial statements for further discussion of the Company's income taxes.
For the six months ended June 30, 2017, income tax expense was $133.3 million, representing an effective tax rate of 35%. The items resulting in variances from the federal statutory rate primarily consist of a tax benefit from the domestic production activities deduction of $10.3 million; a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $6.7 million; tax expense of $7.5 million resulting from an increase in the valuation allowances for foreign and local taxes; and state and local income tax expense of $6.0 million.
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
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million. On June 13, 2018, the Board of Directors approved a further increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended June 30, 2018, the Company repurchased 3.0 million shares of its Class A common stock at an average purchase price of approximately $52.51 per share. As of June 30, 2018, the Company has $600.1 million available for repurchase under the Stock Repurchase Program.
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
As of June 30, 2018, our consolidated cash and cash equivalents balance includes approximately $104.4 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period. The Company is still evaluating whether to change its indefinite reinvestment assertion due to certain provisions of the TCJA. Any potential changes to the assertion would be made within the measurement period and accounted for as part of the change in tax law.
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
The revolving credit facility was not drawn upon at June 30, 2018. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2018.
Other Matters
On February 26, 2018, we delivered a letter to RLJE pursuant to which we proposed to acquire the outstanding shares of RLJE not currently owned by us or entities affiliated with Robert L. Johnson for a purchase price of $4.25 per share in cash. Through this offer, we intend for RLJE to become a majority-owned subsidiary, with a minority stake held by Mr. Johnson.
On July 29, 2018, the Company, Digital Entertainment Holdings LLC, a wholly owned subsidiary of the Company ("DEH"), and River Merger Sub Inc., a wholly owned subsidiary of DEH ("Merger Sub"), and RLJE entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company has agreed to acquire all of the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson for a purchase price of approximately $65.3 million, or $6.25 per share in cash. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RLJE, with RLJE continuing as the surviving corporation and a subsidiary of DEH (the "Merger").
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of RLJE’s common stock, par value $0.001 per share (the "RLJE Common Stock"), issued and outstanding immediately prior to the Effective Time, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates), will be automatically converted into the right to receive $6.25 in cash without interest (the "Per Share Merger Consideration"). The Merger Agreement also includes provisions for the payment at the Effective Time of consideration, calculated based on the amount of the Per Share Merger Consideration, to the holders of outstanding RLJE preferred stock who elect to receive such cash consideration and holders of warrants to purchase RLJE Common Stock, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates). Such holders of outstanding RLJE preferred stock will be entitled to receive $7.81 per underlying share of RLJE Common Stock, in accordance with the terms of the RLJE preferred stock, if they elect cash as their consideration. Such holders of outstanding warrants will be paid the difference between $6.25 and the per share exercise price of their warrants.
The Merger Agreement contains certain customary termination rights for DEH and RLJE and further provides that (i) a termination fee equal to $6.75 million will be payable to DEH by RLJE in connection with termination of the Merger Agreement due to a change of recommendation by the Special Committee of the RLJE board of directors (the "RLJE Special Committee") to accept a Superior Proposal (as defined in the Merger Agreement) and (ii) the documented, out-of-pocket expenses of DEH incurred in connection with the Merger Agreement up to a maximum of $3 million will be payable to DEH by RLJE in connection with the termination of the Merger Agreement due to a change of recommendation by the RLJE Special Committee as a result of an Intervening Event (as defined in the Merger Agreement).
Consummation of the Merger is subject to customary conditions, including conditions relating to (i) the approval of the Merger Agreement by the requisite vote of the RLJE stockholders, (ii) the absence of any order, law or other legal restraint preventing or making unlawful the consummation of the Merger and (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) that remains in effect.
Robert L. Johnson will hold a minority stake in DEH following the Merger. Simultaneously with the execution of the Merger Agreement, DEH has entered into separate arrangements with Mr. Johnson related to the contribution of his RLJE securities to DEH immediately prior to the Merger, his vote for and support of the Merger and governance matters following the Merger.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30:

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$278,577	$165,977
Cash used in investing activities	(159,422)	(82,936)
Cash used in financing activities	(263,418)	(384,168)
Net decrease in cash and cash equivalents	(144,263)	(301,127)
Operating Activities
Net cash provided by operating activities amounted to $278.6 million for the six months ended June 30, 2018 as compared to $166.0 million for the six months ended June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 primarily resulted from $848.5 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, and an increase in deferred revenue of $4.4 million, which was partially offset by payments for program rights of $471.4 million, a decrease in accounts payable, accrued expenses and other liabilities of $45.9 million primarily related to lower employee related liabilities, an increase in receivables of $40.4 million primarily related to increased distribution revenues, and an increase in prepaid expense and other assets of $12.4 million. Changes in all other assets and liabilities resulted in a decrease of $4.2 million.
Net cash provided by operating activities amounted to $166.0 million for the six months ended June 30, 2017 and primarily resulted from $766.0 million of net income before amortization of program rights, depreciation and amortization, impairment charges, and other non-cash items, which was partially offset by payments for program rights of $458.5 million, an increase in accounts receivable, trade of $43.5 million primarily related to an increase in other distribution revenue, a decrease in accounts payable, accrued expenses and other liabilities of $43.6 million primarily related to lower employee related liabilities, an increase in prepaid expense and other assets of $31.1 million, a decrease in income taxes payable of $10.1 million and a decrease in deferred revenue of $9.9 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $159.4 million and $82.9 million, respectively. For the six months ended June 30, 2018, cash used in investing activities included investments of $87.5 million, capital expenditures of $37.4 million, and payment for the acquisition of Levity, net of cash acquired of $34.9 million. For the six months ended June 30, 2017, cash used in investing activities included investments of $43.0 million and capital expenditures of $39.9 million.
Financing Activities
Net cash used in financing activities amounted to $263.4 million for the six months ended June 30, 2018 as compared to $384.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, financing activities primarily consisted of purchases of our common stock of $242.4 million under our Stock Repurchase Program. In addition, net cash used in financing activities for the six months ended June 30, 2018 includes taxes paid in lieu of shares issued for equity-based compensation of $15.7 million, distributions to noncontrolling interests of $7.0 million, and principal payments on capital leases of $2.6 million, partially offset by proceeds from stock option exercises of $4.3 million.
Net cash used in financing activities amounted to $384.2 million for the six months ended June 30, 2017 and primarily consisted of purchases of our common stock of $244.4 million under our Stock Repurchase Program and scheduled repayments of principal on the Company’s Term A loan facility of $111.0 million. In addition, net cash used in financing activities for the six months ended June 30, 2017 included taxes paid in lieu of shares issued for equity-based compensation of $13.4 million and distributions to a noncontrolling member of $12.9 million.
Contractual Obligations
As of June 30, 2018, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $101.5 million to $1.3 billion. The decrease relates to payments for program commitments and the expiration of payment guarantees to a production service company for certain production related costs.

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
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2018, the fair value of our fixed rate debt of $2.36 billion was equal to its carrying value. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2018 would increase the estimated fair value of our fixed rate debt by approximately $111.3 million to approximately $2.5 billion.
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
As of June 30, 2018, we had $3.1 billion of debt outstanding (excluding capital leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2018, we had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million. The aggregate fair value of interest rate swap contracts at June 30, 2018 was a net asset of $0.8 million. As a result of these transactions, the interest rate paid on approximately 83% of our debt (excluding capital leases) as of June 30, 2018 is effectively fixed (76% being fixed rate obligations and 7% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2018 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $4.1 million and $0.8 million of foreign currency transaction losses, net for the three and six months ended June 30, 2018, respectively. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2018, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2017 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 12, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million and on June 13, 2018, the Board of Directors approved an additional increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time.
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	2,019,129	$51.94	2,019,129	$154,051,674
May 1, 2018 to May 31, 2018	992,697	$53.61	992,697	$100,831,452
June 1, 2018 to June 30, 2018	12,082	$56.95	12,082	$600,143,360
Total	3,023,908	$52.51	3,023,908

Item 6.	Exhibits.

(a)	Index to Exhibits.

2.1
Agreement and Plan of Merger, dated as of July 29, 2018, by and among RLJE, the Company (solely for the purposes of Section 10.7 thereof), DEH and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 30, 2018).

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

AMC Networks Inc.

Date:	August 2, 2018	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer