Form 10-Q
period 2018-09-30
AMC Networks Inc.
filed 2018-11-01
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 26, 2018:

Class A Common Stock par value $0.01 per share	45,045,190
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$564,717	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $12,949 and $9,691)	777,950	775,891
Current portion of program rights, net	470,254	453,450
Prepaid expenses and other current assets	118,569	91,726
Total current assets	1,931,490	1,879,850
Property and equipment, net of accumulated depreciation of $290,229 and $259,919	225,468	183,514
Program rights, net	1,152,451	1,319,279
Deferred carriage fees, net	20,191	29,924
Intangible assets, net	469,757	457,242
Goodwill	705,382	695,158
Deferred tax asset, net	21,677	20,081
Other assets	635,541	447,937
Total assets	$5,161,957	$5,032,985
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$97,508	$102,197
Accrued liabilities	240,892	263,076
Current portion of program rights obligations	356,157	327,549
Deferred revenue	61,289	46,433
Current portion of long-term debt	9,375	—
Current portion of capital lease obligations	4,649	4,847
Total current liabilities	769,870	744,102
Program rights obligations	397,592	534,980
Long-term debt	3,095,628	3,099,257
Capital lease obligations	22,422	26,277
Deferred tax liability, net	154,110	109,698
Other liabilities	178,160	136,122
Total liabilities	4,617,782	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	252,536	218,604
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,235 and 62,721 shares issued and 45,025 and 49,601 shares outstanding, respectively	632	627
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	232,882	191,303
Accumulated earnings	1,157,063	766,725
Treasury stock, at cost (18,210 and 13,120 shares Class A Common Stock, respectively)	(976,840)	(709,440)
Accumulated other comprehensive loss	(150,846)	(114,386)
Total AMC Networks stockholders' equity	263,006	134,944
Non-redeemable noncontrolling interests	28,633	29,001
Total stockholders' equity	291,639	163,945
Total liabilities and stockholders' equity	$5,161,957	$5,032,985
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net (including revenues, net from related parties of $1,605, $1,515, $4,779 and $4,594, respectively)	$696,875	$648,023	$2,199,083	$2,078,757
Operating expenses:
Technical and operating (excluding depreciation and amortization)	346,398	322,743	1,043,572	956,200
Selling, general and administrative (including charges from related parties of $232, $216, $900 and $1,205, respectively)	156,242	138,688	494,067	464,670
Depreciation and amortization	22,011	20,938	64,034	65,037
Impairment and related charges	4,486	11,036	4,486	28,148
Restructuring expense	3,139	1,264	3,139	3,887
Total operating expenses	532,276	494,669	1,609,298	1,517,942
Operating income	164,599	153,354	589,785	560,815
Other income (expense):
Interest expense	(38,137)	(35,392)	(115,607)	(96,609)
Interest income	5,102	3,582	15,453	10,841
Loss on extinguishment of debt	—	(3,004)	—	(3,004)
Miscellaneous, net	28,762	12,420	30,989	42,448
Total other income (expense)	(4,273)	(22,394)	(69,165)	(46,324)
Income from operations before income taxes	160,326	130,960	520,620	514,491
Income tax expense	(43,666)	(40,124)	(133,092)	(173,399)
Net income including noncontrolling interests	116,660	90,836	387,528	341,092
Net income attributable to noncontrolling interests	(5,403)	(3,834)	(13,220)	(15,276)
Net income attributable to AMC Networks' stockholders	$111,257	$87,002	$374,308	$325,816

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.96	$1.37	$6.40	$4.94
Diluted	$1.93	$1.35	$6.31	$4.89

Weighted average common shares:
Basic	56,875	63,683	58,519	65,960
Diluted	57,779	64,447	59,281	66,651
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$116,660	$90,836	$387,528	$341,092
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,094)	15,791	(32,679)	63,475
Unrealized loss on interest rate swaps	—	(174)	—	(35)
Unrealized gain on available for sale securities	—	6,596	—	9,534
Other comprehensive income, before income taxes	(6,094)	22,213	(32,679)	72,974
Income tax expense	—	(2,363)	—	(3,495)
Other comprehensive income, net of income taxes	(6,094)	19,850	(32,679)	69,479
Comprehensive income	110,566	110,686	354,849	410,571
Comprehensive income attributable to noncontrolling interests	(5,218)	(4,633)	(11,954)	(17,997)
Comprehensive income attributable to AMC Networks' stockholders	$105,348	$106,053	$342,895	$392,574
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$387,528	$341,092
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,034	65,037
Impairment and related charges	4,486	17,112
Share-based compensation expense related to equity classified awards	52,006	41,412
Amortization and write-off of program rights	684,289	667,060
Amortization of deferred carriage fees	13,107	13,204
Unrealized foreign currency transaction gain	(712)	(14,658)
Unrealized gain on derivative contracts, net	(40,848)	(27,598)
Amortization of deferred financing costs and discounts on indebtedness	5,746	6,530
Loss on extinguishment of debt	—	3,004
Bad debt expense	6,155	3,638
Deferred income taxes	39,404	9,325
Other, net	(887)	(4,617)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(2,333)	(13,316)
Prepaid expenses and other assets	(27,769)	(69,463)
Program rights and obligations, net	(671,108)	(720,243)
Income taxes payable	(5,005)	(24,538)
Deferred revenue	3,531	(6,529)
Deferred carriage fees, net	(3,200)	(4,246)
Accounts payable, accrued liabilities and other liabilities	(36,612)	(8,633)
Net cash provided by operating activities	471,812	273,573
Cash flows from investing activities:
Capital expenditures	(60,774)	(61,794)
Return of capital from investees	523	—
Investment in and loans to investees	(90,080)	(43,000)
Payments for acquisition of a business, net of cash acquired	(35,554)	—
Net cash used in investing activities	(185,885)	(104,794)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	1,536,000
Principal payments on long-term debt	—	(1,257,965)
Payments for financing costs	—	(10,405)
Deemed repurchases of restricted stock units	(15,734)	(13,373)
Purchase of treasury stock	(267,400)	(347,334)
Proceeds from stock option exercises	4,317	—
Principal payments on capital lease obligations	(3,878)	(3,428)
Distributions to noncontrolling interests	(9,333)	(16,110)
Net cash used in financing activities	(292,028)	(112,615)
Net (decrease) increase in cash and cash equivalents from operations	(6,101)	56,164
Effect of exchange rate changes on cash and cash equivalents	12,035	14,736
Cash and cash equivalents at beginning of period	558,783	481,389
Cash and cash equivalents at end of period	$564,717	$552,289

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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs were $11.4 million and $8.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Program rights write-offs were $20.6 million and $9.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
Adoption of New Revenue Recognition Standard
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results as of and for the three and nine month periods ended September 30, 2018 reflect the application of the new standard, while the reported results for 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The adoption will include updates provided under ASU 2018-10, Codification Improvements to Topic 842, Leases, as well as ASU 2018-11, Leases (Topic 842), Targeted Improvements. The Company is currently determining its implementation approach and assessing the impact the adoption will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 changes the disclosure requirements for fair value measurements and is effective for the first quarter of 2020, with early adoption permitted. ASU 2018-13 changes disclosure requirements related to transfers between Level I and II assets, as well as several aspects surrounding the valuation process and unrealized gains and losses related to Level III assets. The Company is currently evaluating the impact the adoption of the modified disclosure requirements will have on its consolidated financial statements.
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
Subscription fee revenue: Subscription fees are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors"), for the rights to use the Company's network programming under multi-year contracts, commonly referred to as "affiliation agreements." The Company's performance obligation under affiliation agreements is a license of functional intellectual property that is satisfied as the Company provides its programming over the term of the agreement. The transaction price is represented by subscription fees that are generally based upon (i) contractual rates applied to the number of the distributor's subscribers who receive or can receive our programming ("rate-per-subscriber"), or (ii) fixed contractual monthly fees ("fixed fee").
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
Content licensing revenue: The Company licenses its original programming content to certain distributors under subscription video on-demand ("SVOD"), pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. Under these arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the content is delivered to the licensee and the license period has begun.The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes.
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
Advertising
The Company generates revenues from the sale of advertising time on its networks. In such arrangements, the Company generally promises to air a certain number of commercials (spots) and to generate guaranteed viewer ratings for an audience demographic (impressions) over a period that generally does not exceed one year. The promise to deliver impressions by airing spots represents the Company’s performance obligation. Advertising revenues are recognized as commercials are aired, to the extent that guaranteed viewer ratings are achieved. A contract liability is recognized to the extent the guaranteed viewer ratings are not met, and is subsequently recognized as revenue either when the Company provides the required additional advertising or the guarantee obligation contractually expires, which is generally within one year. Generally, payment terms are 30 days after revenue is earned.
Transaction Price Allocated to Future Performance Obligations
The new standard requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of September 30, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the condensed consolidated balance sheet.

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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2018	December 31, 2017 (a)
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$986,500	$926,089
Contract assets, short-term (included in Other current assets)	13,631	—
Contract assets, long-term (included in Other assets)	5,351	—
Contract liabilities (Deferred revenue)	61,289	46,433

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue recognized for the nine months ended September 30, 2018 relating to the contract liability at December 31, 2017 was $38.7 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	56,875	63,683	58,519	65,960
Effect of dilution:
Stock options	31	4	12	1
Restricted stock units	873	760	750	690
Diluted weighted average common shares outstanding	57,779	64,447	59,281	66,651
Approximately 1.5 million and 1.0 million restricted stock units outstanding as of September 30, 2018 and September 30, 2017, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of September 30, 2017, there were approximately 0.4 million stock options that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million and on June 13, 2018, the Board of Directors approved an additional increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2018, the Company repurchased 5.1 million shares of its Class A Common Stock at an average purchase price of approximately

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

$52.53 per share. As of September 30, 2018, the Company has $575.2 million available for repurchase under the Stock Repurchase Program.
Note 4. Restructuring
Restructuring expense of $3.1 million for the three and nine months ended September 30, 2018, respectively, due to severance charges incurred related to a management initiative which commenced in the third quarter of 2018, resulting in employee terminations at our corporate headquarters and AMCNI. We expect additional charges in the fourth quarter of 2018. All amounts remain outstanding at September 30, 2018.
Restructuring expense of $1.3 million and $3.9 million for the three and nine months ended September 30, 2017, respectively, related to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016 and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
Note 5. Business Combinations
Levity Entertainment Group LLC
On April 20, 2018, the Company acquired a 57% controlling interest in Levity Entertainment Group LLC ("Levity"), a production services and comedy venues company, for a total purchase price of $48.4 million. The purchase price consisted of $35.0 million payment for the outstanding Class B Common Units of Levity and the acquisition of Series L Preferred Units for $13.4 million. The Company views this acquisition as complementary to its business and programming content strategy.
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
The acquisition accounting for Levity as reflected in these condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of property and equipment, intangible assets, other assets, current and noncurrent liabilities, and redeemable noncontrolling interests.
The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

Cash paid for controlling interest	$48,350
Redeemable noncontrolling interest	30,573
$78,923
Allocation to net assets acquired:
Cash	13,471
Other current assets	17,251
Property and equipment	20,663
Intangible assets	46,413
Other noncurrent assets	3,306
Current liabilities	(23,647)
Noncurrent liabilities	(21,394)
Noncontrolling interests acquired	(1,354)
Fair value of net assets acquired	54,709
Goodwill	24,214
$78,923
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

(In thousands)	Pro Forma Financial Information for the
	Three months ended September 30, 2017	Nine months ended September 30, 2017
Revenues, net	$689,550	$2,181,295
Income from operations, net of income taxes	$87,728	$326,854
Net income per share, basic	$1.38	$4.96
Net income per share, diluted	$1.36	$4.90
Revenues, net and operating income attributable to Levity of $68.1 million and $2.2 million, respectively are included in the condensed consolidated statement of income from the acquisition date, April 20, 2018, to September 30, 2018. For the nine months ended September 30, 2018, the Company incurred acquisition related costs of $1.3 million which are included in selling, general and administrative expense in the condensed consolidated statement of income.
Note 6. Investments
Equity Method Investments
The Company holds several investments and loans in non-consolidated entities. Equity method investments were $103.2 million at September 30, 2018 and $61.3 million at December 31, 2017. In September 2018, the Company recognized an impairment charge of $3.5 million related to the partial write-down of an equity method investment.
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
On July 29, 2018, the Company, Digital Entertainment Holdings LLC, a wholly-owned subsidiary of the Company ("DEH"), and River Merger Sub Inc., a wholly-owned subsidiary of DEH ("Merger Sub"), and RLJE entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company has agreed to acquire all of the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RLJE, with RLJE continuing as the surviving corporation and a subsidiary of DEH (the "Merger").
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of RLJE’s common stock, par value $0.001 per share (the "RLJE Common Stock"), issued and outstanding immediately prior to the Effective Time, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates), will be automatically converted into the right to receive $6.25 in cash without interest (the "Per Share Merger Consideration"). The Merger Agreement also includes provisions for the payment at the Effective Time of consideration, calculated based on the amount of the Per Share Merger Consideration, to the holders of outstanding RLJE preferred stock who elect to receive such cash consideration and holders of warrants to purchase RLJE Common Stock, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates). Such holders of outstanding RLJE preferred stock will be entitled to receive $7.86 per underlying share of RLJE Common Stock, in accordance with the terms of the RLJE preferred stock, if they elect cash as their consideration. Such holders of outstanding warrants will be paid the difference between $6.25 and the per share exercise price of their warrants.
RLJE - Subsequent Events
On October 31, 2018, the Company completed the acquisition of RLJE pursuant to the terms of the Merger Agreement. At the Effective Time, Merger Sub merged with and into RLJE, with RLJE continuing as the surviving corporation and a wholly owned subsidiary of DEH. The Merger Agreement was approved by the common stockholders of RLJE at a special meeting held

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

earlier on October 31, 2018. The total cash purchase price paid by the Company to acquire the RLJE securities not previously owned by the Company or entities affiliated with Mr. Johnson is approximately $58.9 million (assuming all preferred stock holders elect cash as their consideration).
Following the Effective Time, DEH was renamed “RLJ Entertainment Holdings LLC” (“RLJE Holdings”). RLJE Holdings is a majority owned subsidiary of the Company, with a minority stake of 17% held by affiliates of Mr. Johnson. The Company has entered into arrangements with Mr. Johnson related to the governance of RLJE Holdings and RLJE following the Merger.
DEH and RLJE were parties to a Credit and Guaranty Agreement entered into on October 14, 2016 pursuant to which DEH provided term loans to RLJE (the “RLJE Term Loans”). In connection with the RLJE Credit and Guaranty Agreement, DEH received Class A, Class B and Class C warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”).
On October 1, 2018, DEH fully exercised the remainder of its Class A warrant at $3.00 per share and was issued 3.3 million shares of RLJE Common Stock in exchange for the cancellation of $10.0 million of Tranche B of the RLJE Term Loans. On October 1, 2018, DEH also partially exercised its Class B warrant at $3.00 per share and was issued 3.4 million shares of RLJE Common Stock in exchange for the cancellation of $10.1 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the Company obtained a 51% controlling interest in RLJE.
On October 30, 2018, DEH fully exercised the remainder of its Class B warrant at $3.00 per share and was issued 6.6 million shares of RLJE Common Stock in exchange for the cancellation of $19.9 million of Tranche B of the RLJE Term Loans. On October 30, 2018, DEH also fully exercised its Class C warrant at $3.00 per share and was issued 5.0 million shares of RLJE Common Stock in exchange for the cancellation of $15.0 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the full amount of Tranche B of the RLJE Term Loans was cancelled.
In connection with the acquisition of RLJE, on October 31, 2018, RLJE Holdings and RLJE amended and restated the existing Credit and Guaranty Agreement. Pursuant to the amended and restated Credit and Guaranty Agreement, the aggregate principal amount of the RLJE Term Loans were increased by $5 million (for a total of $28 million in outstanding RLJE Term Loans as of October 31, 2018) and the maturity date of the RLJE Term Loans was extended until October 31, 2021. In addition, the amended and restated Credit and Guaranty Agreement permits RLJE to borrow up to an additional $12 million in RLJE Term Loans at any point until October 31, 2021. Interest on the RLJE Term Loans will be payable to RLJE Holdings in cash at a rate of 7.00% per annum.
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
Investments in marketable equity securities were $5.3 million at September 30, 2018 and $10.7 million at December 31, 2017 and are included in Other assets in the condensed consolidated balance sheet.
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
In June 2018, the Company recognized an impairment charge of $10.0 million related to the partial write-down of certain non-marketable equity securities.
Investments in non-marketable equity securities were $71.8 million at September 30, 2018 and $46.8 million at December 31, 2017 and are included in Other assets in the condensed consolidated balance sheet.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2017	$239,759	$455,399	$695,158
Additions	—	24,214	24,214
Amortization of "second component" goodwill	(984)	—	(984)
Foreign currency translation	—	(13,006)	(13,006)
September 30, 2018	$238,775	$466,607	$705,382
The increase in the carrying amount of goodwill for the International and Other segment relates to the acquisition of Levity (see Note 5).
The reduction of $1.0 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2018
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$543,570	$(188,571)	$354,999	6 to 25 years
Advertiser relationships	46,282	(16,561)	29,721	11 years
Trade names	73,973	(16,344)	57,629	15 to 20 years
Other amortizable intangible assets	13,792	(6,284)	7,508	2 to 15 years
Total amortizable intangible assets	677,617	(227,760)	449,857
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$697,517	$(227,760)	$469,757
(In thousands)	December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$527,713	$(167,911)	$359,802
Advertiser relationships	46,282	(13,405)	32,877
Trade names	53,761	(14,420)	39,341
Other amortizable intangible assets	11,401	(6,079)	5,322
Total amortizable intangible assets	639,157	(201,815)	437,342
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$659,057	$(201,815)	$457,242
The increase in amortizable intangible assets is a result of the acquisition of Levity (see Note 5).
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2018 and 2017 was $29.1 million and $28.5 million, respectively. Estimated aggregate amortization expense for intangible assets subject to

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2018	$38,556
2019	39,389
2020	39,386
2021	39,028
2022	39,025
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2018	December 31, 2017
Interest	$40,048	$30,262
Employee related costs	84,200	117,850
Income taxes payable	13,799	19,558
Other accrued expenses	102,845	95,406
Total accrued liabilities	$240,892	$263,076
Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2018	December 31, 2017
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Total long-term debt	3,150,000	3,150,000
Unamortized discount	(30,360)	(33,776)
Unamortized deferred financing costs	(14,637)	(16,967)
Long-term debt, net	3,105,003	3,099,257
Current portion of long-term debt	9,375	—
Noncurrent portion of long-term debt	$3,095,628	$3,099,257

(a)	The Company's $500 million revolving credit facility remains undrawn at September 30, 2018. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
As a result of the acquisition of Levity, the Company has two lines of credit totaling $5 million. The lines of credit bear interest at the greater of 3.5% or the prime rate and mature on August 25, 2019. There were no outstanding borrowings on either line of credit as of September 30, 2018.
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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2018:
Assets
Cash equivalents	$35,709	$—	$—	$35,709
Marketable securities	5,339	—	—	5,339
Investments	48,987	—	—	48,987
Interest rate swap contracts	—	60	—	60
Foreign currency derivatives	—	3,188	—	3,188
Other derivatives	—	78,586	—	78,586
Liabilities
Foreign currency derivatives	$—	$3,587	$—	$3,587
At December 31, 2017:
Assets
Cash equivalents	$100,615	$—	$—	$100,615
Marketable securities	10,709	—	—	10,709
Investments	9,948	—	—	9,948
Interest rate swap contracts	—	1,444	—	1,444
Foreign currency derivatives	—	3,801	—	3,801
Other derivatives	—	6,174	30,891	37,065
Liabilities
Foreign currency derivatives	$—	$4,475	$—	$4,475
The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's interest rate swap contracts, foreign currency derivatives and the embedded derivative for the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (see Note 11) are classified within Level II of the fair value hierarchy as their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
On October 14, 2016, DEH and RLJE entered into a Credit and Guaranty Agreement pursuant to which DEH provided to RLJE the RLJE Term Loans and received the RLJE Warrants. Prior to July 29, 2018, the RLJE Warrants held by the Company were classified within Level III of the fair value hierarchy. The Company determined the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model were stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used was based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants. As a result of the Merger Agreement entered into on July 29, 2018 (see Note 6), the value of the RLJE Warrants was determined as the difference between the RLJE stock price and the per share exercise price of the RLJE Warrants. As a result of the change in valuation method, a value of $60.0 million was reclassified from Level III to Level II within the fair value hierarchy.
For the three and nine months ended September 30, 2018, the Company recorded a gain of $20.6 million and $30.2 million, respectively, related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

income. For the three and nine months ended September 30, 2017, the Company recorded a gain of $2.0 million and $19.1 million, respectively.
At September 30, 2018, the Company does not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$739,061	$748,125
4.75% Notes due August 2025	786,026	768,000
5.00% Notes due April 2024	985,700	985,000
4.75% Notes due December 2022	594,216	598,500
	$3,105,003	$3,099,625

(In thousands)	December 31, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$737,140	$748,125
4.75% Notes due August 2025	784,757	793,000
5.00% Notes due April 2024	984,056	1,012,500
4.75% Notes due December 2022	593,304	612,750
	$3,099,257	$3,166,375
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
As of September 30, 2018, the Company had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million that are not designated as hedging instruments. The Company's outstanding interest rate swap contracts matured in October 2018.
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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative and are included in Other assets in the consolidated balance sheet. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock are remeasured at the end of each period with changes in fair value recorded in the consolidated statements of income. For the three months ended September 30, 2018 and 2017, the Company recorded a gain of $27.2 million and $4.4 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recorded a gain of $39.5 million and $26.8 million, respectively, related to these derivatives, which is included in Miscellaneous, net in the condensed consolidated statement of income.
The fair values of the Company's derivative financial instruments not designated as hedging instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
Foreign currency derivatives	Prepaid expenses and other current assets	$1,187	$943
Foreign currency derivatives	Other assets	2,001	2,858
Interest rate swap contracts	Prepaid expenses and other current assets	60	1,444
Other derivatives	Other assets	78,586	37,065
Liabilities
Foreign currency derivatives	Accrued liabilities	788	1,223
Foreign currency derivatives	Other liabilities	2,799	3,252
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$50	Interest expense	$—	$224

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2018 and 2017.

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$306	Interest expense	$—	$341

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of hedging relationships or related to any amount excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2018 and 2017.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swap contracts	Interest expense	$(700)	$(24)	$(1,384)	$(29)
Foreign currency derivatives	Miscellaneous, net	250	(1,643)	430	(4,487)
Other derivatives	Miscellaneous, net	27,175	4,432	39,464	26,836
Total		$26,725	$2,765	$38,510	$22,320
Note 12. Income Taxes
For the three and nine months ended September 30, 2018, income tax expense was $43.7 million and $133.1 million, respectively, representing an effective tax rate of 27% and 26%, respectively, as compared to the federal statutory rate of 21%. For the three months ended September 30, 2018, the effective tax rate differs from the federal statutory rate primarily due to tax expense from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5.6 million and state and local income tax expense of $3.4 million. For the nine months ended September 30, 2018, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $15.8 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $9.5 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and a tax benefit from foreign subsidiary earnings of $0.6 million.
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
At September 30, 2018, the Company had foreign tax credit carry forwards of approximately $15.6 million, expiring on various dates from 2024 through 2025. These carryforwards have been reduced by a valuation allowance of $15.6 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2018, $1.0 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 13. Commitments and Contingencies
Commitments
As of September 30, 2018, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $244.9 million to $1.1 billion. The decrease relates to payments for program commitments and the expiration of Company guarantees for certain production related costs.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Compliant, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 14. Equity Plans
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
During the nine months ended September 30, 2018, 720,657 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 295,973 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 424,684 new shares of AMC Networks Class A Common Stock were issued in respect of the remaining RSUs. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $15.7 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2018 was $16.9 million and $52.0 million, respectively, and $13.8 million and $41.4 million, respectively, for the three and nine months ended September 30, 2017, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

As of September 30, 2018, there was $105.4 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.3 years.
Note 15. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2018.

(In thousands)	Nine Months Ended September 30, 2018
December 31, 2017	$218,604
Acquired	30,573
Net earnings	12,692
Distributions	(9,333)
September 30, 2018	$252,536
The redeemable noncontrolling interest acquired relates to acquisition of Levity. The terms of the agreement provide the noncontrolling interest holders with a right to put 50% of their interests to the Company on the fourth anniversary of the agreement and a right to put all of their interests to the Company on the sixth anniversary of the agreement. The put rights are at fair market value.
Note 16. Related Party Transactions
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the AMC Networks outstanding Class B Common Stock and own approximately 3% of the AMC Networks' outstanding Class A Common Stock. Such shares of the AMC Networks Class A Common Stock and Class B Common Stock, collectively, represent approximately 73% of the aggregate voting power of AMC Networks' outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company ("MSG") and MSG Networks Inc. ("MSG Networks").
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.6 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $4.8 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Note 17. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	$—	$2,000
Exercise of RLJE Warrants	—	5,001
Capital expenditures incurred but not yet paid	2,835	3,761
Supplemental Data:
Cash interest paid	97,437	65,442
Income taxes paid, net	96,272	181,129

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

(In thousands)	Three Months Ended September 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$199,714	$20,128	$—	$219,842
Distribution	360,607	131,644	(15,218)	477,033
Consolidated revenues, net	$560,321	$151,772	$(15,218)	$696,875
Operating income (loss)	$188,107	$(16,749)	$(6,759)	$164,599
Share-based compensation expense	13,860	3,074	—	16,934
Restructuring expense	—	3,139	—	3,139
Impairment and related charges	—	4,486	—	4,486
Depreciation and amortization	8,450	13,561	—	22,011
Adjusted operating income	$210,417	$7,511	$(6,759)	$211,169

(In thousands)	Three Months Ended September 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$197,891	$20,691	$—	$218,582
Distribution	343,551	92,069	(6,179)	429,441
Consolidated revenues, net	$541,442	$112,760	$(6,179)	$648,023
Operating income (loss)	$179,624	$(18,782)	$(7,488)	$153,354
Share-based compensation expense	11,598	2,219	—	13,817
Restructuring (credit) expense	(10)	1,274	—	1,264
Impairment and related charges	—	11,036	—	11,036
Depreciation and amortization	8,482	12,456	—	20,938
Adjusted operating income	$199,694	$8,203	$(7,488)	$200,409

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$672,273	$66,071	$—	$738,344
Distribution	1,148,365	343,802	(31,428)	1,460,739
Consolidated revenues, net	$1,820,638	$409,873	$(31,428)	$2,199,083
Operating income (loss)	$647,965	$(44,899)	$(13,281)	$589,785
Share-based compensation expense	42,647	9,359	—	52,006
Restructuring expense	—	3,139	—	3,139
Impairment and related charges	—	4,486	—	4,486
Depreciation and amortization	25,358	38,676	—	64,034
Adjusted operating income	$715,970	$10,761	$(13,281)	$713,450
Capital expenditures	$9,511	$51,263	$—	$60,774

(In thousands)	Nine Months Ended September 30, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$690,906	$62,134	$—	$753,040
Distribution	1,070,606	268,267	(13,156)	1,325,717
Consolidated revenues, net	$1,761,512	$330,401	$(13,156)	$2,078,757
Operating income (loss)	$640,855	$(69,222)	$(10,818)	$560,815
Share-based compensation expense	33,717	7,695	—	41,412
Restructuring (credit) expense	(53)	3,940	—	3,887
Impairment and related charges	—	28,148	—	28,148
Depreciation and amortization	25,315	39,722	—	65,037
Adjusted operating income	$699,834	$10,283	$(10,818)	$699,299
Capital expenditures	$20,311	$41,483	$—	$61,794
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Inter-segment revenues
National Networks	$(10,304)	$(6,179)	$(25,454)	$(13,045)
International and Other	(4,914)	—	(5,974)	(111)
	$(15,218)	$(6,179)	$(31,428)	$(13,156)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
United States	$550,573	$504,732	$1,737,336	$1,653,342
Europe	108,607	91,447	311,294	278,198
Other	37,695	51,844	150,453	147,217
	$696,875	$648,023	$2,199,083	$2,078,757
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2018	December 31, 2017
Property and equipment, net
United States	$182,266	$136,203
Europe	26,567	28,261
Other	16,635	19,050
	$225,468	$183,514
Note 19. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600 million of 4.75% senior notes due December 2022, $1 billion of 5.00% senior notes due April 2024 and $800 million of 4.75% senior notes due August 2025. All outstanding senior notes issued by AMC Networks (for purposes of this Note 19, "Parent Company") are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$25,127	$360,124	$179,466	$—	$564,717
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	544,083	233,867	—	777,950
Current portion of program rights, net	—	308,039	162,215	—	470,254
Prepaid expenses, other current assets and intercompany receivable	2,174	184,253	20,335	(88,193)	118,569
Total current assets	27,301	1,396,499	595,883	(88,193)	1,931,490
Property and equipment, net of accumulated depreciation	—	158,651	66,817	—	225,468
Investment in affiliates	3,590,449	1,584,454	—	(5,174,903)	—
Program rights, net	—	980,299	172,152	—	1,152,451
Long-term intercompany notes receivable	—	45,986	303	(46,289)	—
Deferred carriage fees, net	—	19,331	860	—	20,191
Intangible assets, net	—	163,886	305,871	—	469,757
Goodwill	—	65,626	639,756	—	705,382
Deferred tax asset, net	—	—	21,677	—	21,677
Other assets	—	167,548	467,993	—	635,541
Total assets	$3,617,750	$4,582,280	$2,271,312	$(5,309,385)	$5,161,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6	$33,716	$63,786	$—	$97,508
Accrued liabilities and intercompany payable	56,373	153,174	119,538	(88,193)	240,892
Current portion of program rights obligations	—	291,059	65,098	—	356,157
Deferred revenue	—	32,734	28,555	—	61,289
Current portion of long-term debt	9,375	—	—	—	9,375
Current portion of capital lease obligations	—	2,749	1,900	—	4,649
Total current liabilities	65,754	513,432	278,877	(88,193)	769,870
Program rights obligations	—	385,640	11,952	—	397,592
Long-term debt, net	3,095,628	—	—	—	3,095,628
Capital lease obligations	—	1,751	20,671	—	22,422
Deferred tax liability, net	142,041	—	12,069	—	154,110
Other liabilities and intercompany notes payable	51,321	91,008	82,120	(46,289)	178,160
Total liabilities	3,354,744	991,831	405,689	(134,482)	4,617,782
Commitments and contingencies
Redeemable noncontrolling interests	—	—	252,536	—	252,536
Stockholders' equity:
AMC Networks stockholders' equity	263,006	3,590,449	1,584,454	(5,174,903)	263,006
Non-redeemable noncontrolling interests	—	—	28,633	—	28,633
Total stockholders' equity	263,006	3,590,449	1,613,087	(5,174,903)	291,639
Total liabilities and stockholders' equity	$3,617,750	$4,582,280	$2,271,312	$(5,309,385)	$5,161,957

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$485,737	$214,150	$(3,012)	$696,875
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	216,253	130,901	(756)	346,398
Selling, general and administrative	—	106,068	52,431	(2,257)	156,242
Depreciation and amortization	—	11,297	10,714	—	22,011
Impairment charges	—	—	4,486	—	4,486
Restructuring expense	—	2,275	864	—	3,139
Total operating expenses	—	335,893	199,396	(3,013)	532,276
Operating income	—	149,844	14,754	1	164,599
Other income (expense):
Interest expense, net	(38,316)	2,178	3,103	—	(33,035)
Share of affiliates’ income (loss)	187,659	37,704	—	(225,363)	—
Miscellaneous, net	(101)	213	28,651	(1)	28,762
Total other income (expense)	149,242	40,095	31,754	(225,364)	(4,273)
Income from operations before income taxes	149,242	189,939	46,508	(225,363)	160,326
Income tax expense	(37,985)	(2,280)	(3,401)	—	(43,666)
Net income including noncontrolling interests	111,257	187,659	43,107	(225,363)	116,660
Net income attributable to noncontrolling interests	—	—	(5,403)	—	(5,403)
Net income attributable to AMC Networks’ stockholders	$111,257	$187,659	$37,704	$(225,363)	$111,257

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$494,563	$157,346	$(3,886)	$648,023
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	232,432	91,142	(831)	322,743
Selling, general and administrative	—	99,481	42,352	(3,145)	138,688
Depreciation and amortization	—	10,072	10,866	—	20,938
Impairment and related charges	—	—	11,036	—	11,036
Restructuring (credit) expense	—	(10)	1,274	—	1,264
Total operating expenses	—	341,975	156,670	(3,976)	494,669
Operating income	—	152,588	676	90	153,354
Other income (expense):
Interest expense, net	(34,403)	10,543	(7,950)	—	(31,810)
Share of affiliates’ income	171,490	10,784	—	(182,274)	—
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Miscellaneous, net	(1,076)	(244)	13,830	(90)	12,420
Total other income (expense)	133,007	21,083	5,880	(182,364)	(22,394)
Income from operations before income taxes	133,007	173,671	6,556	(182,274)	130,960
Income tax (expense) benefit	(46,005)	(2,181)	8,062	—	(40,124)
Net income including noncontrolling interests	87,002	171,490	14,618	(182,274)	90,836
Net income attributable to noncontrolling interests	—	—	(3,834)	—	(3,834)
Net income attributable to AMC Networks’ stockholders	$87,002	$171,490	$10,784	$(182,274)	$87,002

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,609,916	$600,542	$(11,375)	$2,199,083
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	687,055	359,165	(2,648)	1,043,572
Selling, general and administrative	—	348,590	154,206	(8,729)	494,067
Depreciation and amortization	—	33,276	30,758	—	64,034
Impairment charges	—	—	4,486	—	4,486
Restructuring expense	—	2,275	864	—	3,139
Total operating expenses	—	1,071,196	549,479	(11,377)	1,609,298
Operating income	—	538,720	51,063	2	589,785
Other income (expense):
Interest expense, net	(113,057)	25,790	(12,887)	—	(100,154)
Share of affiliates' income	607,374	51,010	—	(658,384)	—
Miscellaneous, net	(48)	(1,557)	32,596	(2)	30,989
Total other income (expense)	494,269	75,243	19,709	(658,386)	(69,165)
Income from operations before income taxes	494,269	613,963	70,772	(658,384)	520,620
Income tax expense	(119,961)	(6,589)	(6,542)	—	(133,092)
Net income including noncontrolling interests	374,308	607,374	64,230	(658,384)	387,528
Net income attributable to noncontrolling interests	—	—	(13,220)	—	(13,220)
Net income attributable to Parent Company's stockholders	$374,308	$607,374	$51,010	$(658,384)	$374,308

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,610,247	$480,153	$(11,643)	$2,078,757
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	694,336	264,231	(2,367)	956,200
Selling, general and administrative	—	335,585	138,669	(9,584)	464,670
Depreciation and amortization	—	30,399	34,638	—	65,037
Impairment and related charges	—	—	28,148	—	28,148
Restructuring expense	—	2,649	1,238	—	3,887
Total operating expenses	—	1,062,969	466,924	(11,951)	1,517,942
Operating income	—	547,278	13,229	308	560,815
Other income (expense):
Interest expense, net	(93,548)	30,531	(22,751)	—	(85,768)
Share of affiliates’ income	592,012	19,610	—	(611,622)	—
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Miscellaneous, net	(1,419)	2,085	42,090	(308)	42,448
Total other income (expense)	494,041	52,226	19,339	(611,930)	(46,324)
Income from operations before income taxes	494,041	599,504	32,568	(611,622)	514,491
Income tax (expense) benefit	(168,225)	(7,492)	2,318	—	(173,399)
Net income including noncontrolling interests	325,816	592,012	34,886	(611,622)	341,092
Net income attributable to noncontrolling interests	—	—	(15,276)	—	(15,276)
Net income attributable to AMC Networks’ stockholders	$325,816	$592,012	$19,610	$(611,622)	$325,816

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$111,257	$187,659	$43,107	$(225,363)	$116,660
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,094)	—	(6,094)	6,094	(6,094)
Other comprehensive income, net of income taxes	(6,094)	—	(6,094)	6,094	(6,094)
Comprehensive income	105,163	187,659	37,013	(219,269)	110,566
Comprehensive income attributable to noncontrolling interests	—	—	(5,218)	—	(5,218)
Comprehensive income attributable to AMC Networks’ stockholders	$105,163	$187,659	$31,795	$(219,269)	$105,348

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$87,002	$171,490	$14,618	$(182,274)	$90,836
Other comprehensive income (loss):
Foreign currency translation adjustment	15,791	—	15,791	(15,791)	15,791
Unrealized loss on interest rate swaps	(174)	—	—	—	(174)
Unrealized gain on available for sale securities	6,596	—	—	—	6,596
Other comprehensive income, before income taxes	22,213	—	15,791	(15,791)	22,213
Income tax expense	(2,363)	—	—	—	(2,363)
Other comprehensive income, net of income taxes	19,850	—	15,791	(15,791)	19,850
Comprehensive income	106,852	171,490	30,409	(198,065)	110,686
Comprehensive income attributable to noncontrolling interests	—	—	(4,633)	—	(4,633)
Comprehensive income attributable to AMC Networks’ stockholders	$106,852	$171,490	$25,776	$(198,065)	$106,053

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$374,308	$607,374	$64,230	$(658,384)	$387,528
Other comprehensive income (loss):
Foreign currency translation adjustment	(32,679)	—	(32,679)	32,679	(32,679)
Other comprehensive income, net of income taxes	(32,679)	—	(32,679)	32,679	(32,679)
Comprehensive income	341,629	607,374	31,551	(625,705)	354,849
Comprehensive income attributable to noncontrolling interests	—	—	(11,954)	—	(11,954)
Comprehensive income attributable to AMC Networks' stockholders	$341,629	$607,374	$19,597	$(625,705)	$342,895

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$325,816	$592,012	$34,886	$(611,622)	$341,092
Other comprehensive income (loss):
Foreign currency translation adjustment	63,475	—	63,475	(63,475)	63,475
Unrealized loss on interest rate swaps	(35)	—	—	—	(35)
Unrealized gain on available for sale securities	9,534	—	—	—	9,534
Other comprehensive income, before income taxes	72,974	—	63,475	(63,475)	72,974
Income tax expense	(3,495)	—	—	—	(3,495)
Other comprehensive income, net of income taxes	69,479	—	63,475	(63,475)	69,479
Comprehensive income	395,295	592,012	98,361	(675,097)	410,571
Comprehensive income attributable to noncontrolling interests	—	—	(17,997)	—	(17,997)
Comprehensive income attributable to AMC Networks’ stockholders	$395,295	$592,012	$80,364	$(675,097)	$392,574

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$426,876	$1,180,996	$(477,659)	$(658,401)	$471,812
Cash flows from investing activities:
Capital expenditures	—	(51,695)	(9,079)	—	(60,774)
Return of capital from investees	—	—	523	—	523
Investment in and loans to investees	—	—	(90,080)	—	(90,080)
Payments for acquisition of a business, net of cash acquired	—	(675)	(34,879)	—	(35,554)
Increase (decrease) to investment in affiliates	(129,968)	(1,798,987)	1,040,871	888,084	—
Net cash (used in) provided by investing activities	(129,968)	(1,851,357)	907,356	888,084	(185,885)
Cash flows from financing activities:
Deemed repurchases of restricted stock units	(15,734)	—	—	—	(15,734)
Purchase of treasury stock	(267,400)	—	—	—	(267,400)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(2,223)	(1,655)	—	(3,878)
Distributions to noncontrolling interests	—	—	(9,333)	—	(9,333)
Net cash used in financing activities	(278,817)	(2,223)	(10,988)	—	(292,028)
Net increase (decrease) in cash and cash equivalents from operations	18,091	(672,584)	418,709	229,683	(6,101)
Effect of exchange rate changes on cash and cash equivalents	6,716	641,460	(406,458)	(229,683)	12,035
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$25,127	$360,124	$179,466	$—	$564,717

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$374,873	$498,874	$11,714	$(611,888)	$273,573
Cash flows from investing activities:
Capital expenditures	—	(47,811)	(13,983)	—	(61,794)
Investment in and loans to investees	—	—	(43,000)	—	(43,000)
Increase (decrease) to investment in affiliates	(289,891)	(394,117)	254,014	429,994	—
Net cash (used in) provided by investing activities	(289,891)	(441,928)	197,031	429,994	(104,794)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,536,000	—	—	—	1,536,000
Principal payments on long-term debt	(1,257,965)	—	—	—	(1,257,965)
Payments for financing costs	(10,405)	—	—	—	(10,405)
Deemed repurchases of restricted stock units	(13,373)	—	—	—	(13,373)
Purchase of treasury stock	(347,334)	—	—	—	(347,334)
Principal payments on capital lease obligations	—	(2,019)	(1,409)	—	(3,428)
Distributions to noncontrolling interests	—	—	(16,110)	—	(16,110)
Net cash used in financing activities	(93,077)	(2,019)	(17,519)	—	(112,615)
Net increase (decrease) in cash and cash equivalents from operations	(8,095)	54,927	191,226	(181,894)	56,164
Effect of exchange rate changes on cash and cash equivalents	7,798	26,885	(201,841)	181,894	14,736
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$268	$402,762	$149,259	$—	$552,289

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2018, as well as an analysis of our cash flows for the nine months ended September 30, 2018 and 2017. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2018 as compared to December 31, 2017.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net
National Networks	$560,321	$541,442	$1,820,638	$1,761,512
International and Other	151,772	112,760	409,873	330,401
Inter-segment eliminations	(15,218)	(6,179)	(31,428)	(13,156)
Consolidated revenues, net	$696,875	$648,023	$2,199,083	$2,078,757
Operating income (loss)
National Networks	$188,107	$179,624	$647,965	$640,855
International and Other	(16,749)	(18,782)	(44,899)	(69,222)
Inter-segment eliminations	(6,759)	(7,488)	(13,281)	(10,818)
Consolidated operating income	$164,599	$153,354	$589,785	$560,815
AOI
National Networks	$210,417	$199,694	$715,970	$699,834
International and Other	7,511	8,203	10,761	10,283
Inter-segment eliminations	(6,759)	(7,488)	(13,281)	(10,818)
Consolidated AOI	$211,169	$200,409	$713,450	$699,299
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income	$164,599	$153,354	$589,785	$560,815
Share-based compensation expense	16,934	13,817	52,006	41,412
Restructuring expense	3,139	1,264	3,139	3,887
Impairment and related charges	4,486	11,036	4,486	28,148
Depreciation and amortization	22,011	20,938	64,034	65,037
AOI	$211,169	$200,409	$713,450	$699,299

Items Impacting Comparability
On April 20, 2018, the Company acquired a 57% controlling interest in Levity, a media company that owns and operates comedy venues as well as produces original content for distribution, for a total purchase price of $48.4 million. The operating results of Levity are included in our International and Other segment in the consolidated statement of income from the acquisition date through September 30, 2018.
On July 12, 2017, the AMCNI – DMC business was sold.
National Networks
In our National Networks segment, which accounted for approximately 80% of our consolidated revenues for the nine months ended September 30, 2018, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and license fees paid to us for the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription revenues are generally based on a per subscriber fee under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor’s subscribers who receive our programming, referred to as viewing subscribers. The terms of certain other affiliation agreements provide that the subscription fee revenues we earn are a fixed contractual monthly fee, which could be adjusted for acquisitions and dispositions of multichannel video programming systems by the distributor. Content licensing revenue from the licensing of original programming for distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have no future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs were $11.4 million and $8.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Program rights write-offs were $19.8 million and $9.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, Levity, IFC Films and our subscription streaming services (i.e. Sundance Now and Shudder). The AMCNI – DMC business was sold on July 12, 2017.

In our International and Other segment, which accounted for approximately 20% of our consolidated revenues for the nine months ended September 30, 2018, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from our Levity business. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. For the nine months ended September 30, 2018, distribution revenues represented 84% of the revenues of the International and Other segment. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America, the Middle East and parts of Asia and Africa. The International and Other segment also includes IFC Films, our independent film distribution business where revenues are derived principally from theatrical, digital and licensing distribution. Our subscription streaming services are available in the United States, Canada and parts of Europe.
Programming, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expense, and represent the largest expense of the International and Other segment and primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$696,875	100.0%	$648,023	100.0%	$48,852	7.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	346,398	49.7	322,743	49.8	23,655	7.3
Selling, general and administrative	156,242	22.4	138,688	21.4	17,554	12.7
Depreciation and amortization	22,011	3.2	20,938	3.2	1,073	5.1
Impairment and related charges	4,486	0.6	11,036	1.7	(6,550)	(59.4)
Restructuring expense	3,139	0.5	1,264	0.2	1,875	148.3
Total operating expenses	532,276	76.4	494,669	76.3	37,607	7.6
Operating income	164,599	23.6	153,354	23.7	11,245	7.3
Other income (expense):
Interest expense, net	(33,035)	(4.7)	(31,810)	(4.9)	(1,225)	3.9
Loss on extinguishment of debt	—	—	(3,004)	(0.5)	3,004	n/m
Miscellaneous, net	28,762	4.1	12,420	1.9	16,342	131.6
Total other income (expense)	(4,273)	(0.6)	(22,394)	(3.5)	18,121	(80.9)
Net income from operations before income taxes	160,326	23.0	130,960	20.2	29,366	22.4
Income tax expense	(43,666)	(6.3)	(40,124)	(6.2)	(3,542)	8.8
Net income including noncontrolling interests	116,660	16.7	90,836	14.0	25,824	28.4
Net income attributable to noncontrolling interests	(5,403)	(0.8)	(3,834)	(0.6)	(1,569)	40.9%
Net income attributable to AMC Networks' stockholders	$111,257	16.0%	$87,002	13.4%	$24,255	27.9%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$560,321	100.0%	$541,442	100.0%	$18,879	3.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	256,797	45.8	250,541	46.3	6,256	2.5
Selling, general and administrative	106,967	19.1	102,805	19.0	4,162	4.0
Depreciation and amortization	8,450	1.5	8,482	1.6	(32)	(0.4)
Restructuring credit	—	—	(10)	—	10	n/m
Operating income	$188,107	33.6%	$179,624	33.2%	$8,483	4.7%
Share-based compensation expense	13,860	2.5	11,598	2.1	2,262	19.5
Restructuring credit	—	—	(10)	—	10	n/m
Depreciation and amortization	8,450	1.5	8,482	1.6	(32)	(0.4)
AOI	$210,417	37.6%	$199,694	36.9%	$10,723	5.4%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$151,772	100.0%	$112,760	100.0%	$39,012	34.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	98,045	64.6	70,883	62.9	27,162	38.3
Selling, general and administrative	49,290	32.5	35,893	31.8	13,397	37.3
Depreciation and amortization	13,561	8.9	12,456	11.0	1,105	8.9
Impairment and related charges	4,486	3.0	11,036	9.8	(6,550)	(59.4)
Restructuring expense	3,139	2.1	1,274	1.1	1,865	146.4
Operating loss	$(16,749)	(11.0)%	$(18,782)	(16.7)%	$2,033	(10.8)%
Share-based compensation expense	3,074	2.0	2,219	2.0	855	38.5
Restructuring expense	3,139	2.1	1,274	1.1	1,865	146.4
Impairment and related charges	4,486	3.0	11,036	9.8	(6,550)	(59.4)
Depreciation and amortization	13,561	8.9	12,456	11.0	1,105	8.9
AOI	$7,511	4.9%	$8,203	7.3%	$(692)	(8.4)%

Revenues, net
Revenues, net increased $48.9 million to $696.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$560,321	80.4%	$541,442	83.6%	$18,879	3.5%
International and Other	151,772	21.8	112,760	17.4	39,012	34.6
Inter-segment eliminations	(15,218)	(2.2)	(6,179)	(1.0)	(9,039)	146.3
Consolidated revenues, net	$696,875	100.0%	$648,023	100.0%	$48,852	7.5%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$199,714	35.6%	$197,891	36.5%	$1,823	0.9%
Distribution	360,607	64.4	343,551	63.5	17,056	5.0
	$560,321	100.0%	$541,442	100.0%	$18,879	3.5%

•
The increase of $1.8 million in advertising revenues was primarily driven by increases at IFC, SundanceTV, and WE tv, partially offset by a decrease at AMC due to lower ratings, partially mitigated by pricing. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $17.1 million due to an increase in subscription revenues of $14.8 million across all of our networks resulting from an increase in rates. Content licensing revenues increased $2.3 million. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$20,128	13.3%	$20,691	18.3%	$(563)	(2.7)%
Distribution	131,644	86.7	92,069	81.7	39,575	43.0
	$151,772	100.0%	$112,760	100.0%	$39,012	34.6%
Distribution revenues increased primarily due to a $38.5 million impact from the Levity acquisition and a $2.8 million increase from our subscription streaming services. Foreign currency translation had an unfavorable impact to distribution revenues of $1.7 million. The decrease in advertising revenues of $0.6 million was primarily due to foreign currency translation which had an unfavorable impact of $0.7 million on advertising revenues.
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
Technical and operating expense (excluding depreciation and amortization) increased $23.7 million to $346.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$256,797	$250,541	$6,256	2.5%
International and Other	98,045	70,883	27,162	38.3
Inter-segment eliminations	(8,444)	1,319	(9,763)	n/m
Total	$346,398	$322,743	$23,655	7.3%
Percentage of revenues, net	49.7%	49.8%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $10.8 million in other direct programming costs, partially offset by a decrease of $4.5 million in program rights amortization expense. Program rights amortization expense includes write-offs of $11.4 million for the three months ended September 30, 2018 primarily based on management's assessment of programming usefulness of certain original programming at AMC, as compared to program rights write-offs of $8.0 million for the three months ended September 30, 2017 based on management's assessment of programming usefulness of certain unscripted series at WE tv and scripted series at SundanceTV.
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
International and Other
Technical and operating expense increased primarily due to a $25.4 million impact from the acquisition of Levity. In addition, technical and operating expense increased $3.3 million at our subscription streaming services. Foreign currency translation had a favorable impact to the change in technical and operating expense of $1.5 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $17.6 million to $156.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$106,967	$102,805	$4,162	4.0%
International and Other	49,290	35,893	13,397	37.3
Inter-segment eliminations	(15)	(10)	(5)	50.0
Total	$156,242	$138,688	$17,554	12.7%
Percentage of revenues, net	22.4%	21.4%
National Networks
Selling, general and administrative expense increased $4.2 million principally as a result of a $2.2 million increase in salaries and benefits, $1.3 million increase in advertising and marketing expense related to the timing of promotion of original programming, and $0.6 million for long-term incentive compensation expense.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $13.4 million primarily due to a $10.6 million impact from the acquisition of Levity. In addition, increases in selling, general and administrative expense were due to an increase at AMCNI in selling related expenses of $2.0 million. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $0.9 million.

Depreciation and amortization
Depreciation and amortization expense increased $1.1 million to $22.0 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$8,450	$8,482	$(32)	(0.4)%
International and Other	13,561	12,456	1,105	8.9
	$22,011	$20,938	$1,073	5.1%
The increase in depreciation and amortization expense was driven by the increase at the International and Other segment related to property and equipment and identifiable intangible assets acquired in connection with the acquisition of Levity and an increase in depreciation expense due to corporate leasehold additions, partially offset by a decrease in amortization expense at AMCNI due to the absence of a write-off of certain identifiable intangible assets associated with termination of distribution in certain territories which occurred during the three months ended September 30, 2017.
Impairment and related charges
In connection with the disposition of a business, which occurred during the three months ended September 30, 2018, AMCNI recognized a $4.4 million charge primarily related to program rights.
On July 12, 2017, we completed the sale of our Amsterdam-based media logistics facility, AMCNI – DMC. In connection with the sale, we recognized a pre-tax loss of $11.0 million.
Restructuring expense
Restructuring expense of $3.1 million for the three months ended September 30, 2018 at the International and Other segment was due to severance charges incurred related to a management initiative which commenced in the third quarter of 2018, resulting in employee terminations at our corporate headquarters and AMCNI. We expect additional charges in the fourth quarter of 2018.
Restructuring expense of $1.3 million for the three months ended September 30, 2017 related to charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
Operating Income

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$188,107	$179,624	$8,483	4.7%
International and Other	(16,749)	(18,782)	2,033	(10.8)
Inter-segment Eliminations	(6,759)	(7,488)	729	(9.7)
	$164,599	$153,354	$11,245	7.3%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $18.9 million principally driven by an increase in subscription revenues, partially offset by an increase in technical and operating expense of $6.3 million and an increase in selling, general and administrative expense of $4.2 million.
The decrease in operating losses at the International and Other segment was primarily attributable to a decrease in impairment and other charges of $6.6 million and the increase in operating income for the three months ended September 30, 2018 of $1.0 million representing the operating income of Levity. These decreases in operating losses were partially offset by an increase in restructuring expense of $1.8 million, an increase in depreciation expense of $0.9 million due to leasehold improvements, and a decrease in operating results at AMCNI and our subscription streaming services of $2.0 million due to increased investment in content acquisitions. Foreign currency translation did not have a meaningful impact to the change in operating income.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
Operating income	$164,599	$153,354	$11,245	7.3%
Share-based compensation expense	16,934	13,817	3,117	22.6
Restructuring expense	3,139	1,264	1,875	148.3
Impairment and related charges	4,486	11,036	(6,550)	(59.4)
Depreciation and amortization	22,011	20,938	1,073	5.1
AOI	$211,169	$200,409	$10,760	5.4%
AOI increased $10.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase is primarily due to the aforementioned change in operating income. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$210,417	$199,694	$10,723	5.4%
International and Other	7,511	8,203	(692)	(8.4)
Inter-segment eliminations	(6,759)	(7,488)	729	(9.7)
AOI	$211,169	$200,409	$10,760	5.4%
National Networks AOI increased principally due to an increase in revenues of $18.9 million, partially offset by an increase in technical and operating expenses of $6.3 million.
International and Other AOI decreased $0.7 million primarily due to the increased investment in AMCNI and our subscription streaming services, partially offset by the impact of the Levity.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $1.2 million is driven by an increase in interest expense of $2.7 million primarily as a result of the issuance of our $800 million aggregate principal amounts of 4.75% Senior Notes due 2025 on July 28, 2017 and the impact of higher average interest rates on our Term Loan A Facility, partially offset by an increase in interest income of $1.5 million for the three months ended September 30, 2018, in connection with increased cash balances as compared to the same period in 2017, as well as interest income earned on term loans entered into with RLJ Entertainment, Inc. ("RLJE") in October 2016 and fuboTV Inc. ("fuboTV") in April 2018.
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.0 million for the three months ended September 30, 2017 was primarily due to the write-off of a portion of unamortized deferred financing costs following the amendment of our Term Loan A Facility in July 2017.
Miscellaneous, net
The increase in miscellaneous, net of $16.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily driven by an increase of $23.3 million in gains on derivative instruments and the value of warrants held related to RLJE and an increase of $11.4 million in gains associated with the increase in the fair market value of our RLJE equity method investment, for which we have elected the fair value option. The gains recorded during the three months ended September 30, 2018 related to RLJE are driven by the increase in the fair value of RLJE common stock, as a result of our agreement to acquire all of the outstanding shares of RLJE not currently owned by us for a purchase price of $6.25 per share (see further discussion below under the heading "Other Matters"). Partially offsetting such gains in miscellaneous, net are $12.8 million in an unfavorable variance in foreign currency transaction gains and losses principally driven by intercompany loans and an impairment charge of $3.5 million for the partial write-down of one of our equity method investments.

Income tax expense
For the three months ended September 30, 2018, income tax expense was $43.7 million representing an effective tax rate of 27%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign subsidiary earnings of $5.6 million and state and local income tax expense of $3.4 million.
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company recorded a provisional amount related to the one-time transition tax in the year ended December 31, 2017 and a discrete tax expense related to valuation allowance in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. There has been no change to either amount as of September 30, 2018.
The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118.
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates regarding uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 12 to the accompanying condensed consolidated financial statements for further discussion of the Company's income taxes.
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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,199,083	100.0%	$2,078,757	100.0%	$120,326	5.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,043,572	47.5	956,200	46.0	87,372	9.1
Selling, general and administrative	494,067	22.5	464,670	22.4	29,397	6.3
Depreciation and amortization	64,034	2.9	65,037	3.1	(1,003)	(1.5)
Impairment and related charges	4,486	0.2	28,148	1.4	(23,662)	n/m
Restructuring expense	3,139	0.1	3,887	0.2	(748)	(19.2)
Total operating expenses	1,609,298	73.2	1,517,942	73.0	91,356	6.0
Operating income	589,785	26.8	560,815	27.0	28,970	5.2
Other income (expense):
Interest expense, net	(100,154)	(4.6)	(85,768)	(4.1)	(14,386)	16.8
Loss on extinguishment of debt	—	—	(3,004)	(0.1)	3,004	n/m
Miscellaneous, net	30,989	1.4	42,448	2.0	(11,459)	(27.0)
Total other income (expense)	(69,165)	(3.1)	(46,324)	(2.2)	(22,841)	49.3
Net income from operations before income taxes	520,620	23.7	514,491	24.7	6,129	1.2
Income tax expense	(133,092)	(6.1)	(173,399)	(8.3)	40,307	(23.2)
Net income including noncontrolling interests	387,528	17.6	341,092	16.4	46,436	13.6
Net income attributable to noncontrolling interests	(13,220)	(0.6)	(15,276)	(0.7)	2,056	(13.5)%
Net income attributable to AMC Networks' stockholders	$374,308	17.0%	$325,816	15.7%	$48,492	14.9%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,820,638	100.0%	$1,761,512	100.0%	$59,126	3.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	791,910	43.5	749,856	42.6	42,054	5.6
Selling, general and administrative	355,405	19.5	345,539	19.6	9,866	2.9
Depreciation and amortization	25,358	1.4	25,315	1.4	43	0.2
Restructuring credit	—	—	(53)	—	53	n/m
Operating income	$647,965	35.6%	$640,855	36.4%	$7,110	1.1%
Share-based compensation expense	42,647	2.3	33,717	1.9	8,930	26.5
Restructuring credit	—	—	(53)	—	53	n/m
Depreciation and amortization	25,358	1.4	25,315	1.4	43	0.2
AOI	$715,970	39.3%	$699,834	39.7%	$16,136	2.3%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$409,873	100.0%	$330,401	100.0%	$79,472	24.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	269,739	65.8	208,639	63.1	61,100	29.3
Selling, general and administrative	138,732	33.8	119,174	36.1	19,558	16.4
Depreciation and amortization	38,676	9.4	39,722	12.0	(1,046)	(2.6)
Impairment and related charges	4,486	1.1	28,148	8.5	(23,662)	n/m
Restructuring expense	3,139	0.8	3,940	1.2	(801)	(20.3)
Operating loss	$(44,899)	(11.0)%	$(69,222)	(21.0)%	$24,323	(35.1)%
Share-based compensation expense	9,359	2.3	7,695	2.3	1,664	21.6
Restructuring expense	3,139	0.8	3,940	1.2	(801)	(20.3)
Impairment and related charges	4,486	1.1	28,148	8.5	(23,662)	n/m
Depreciation and amortization	38,676	9.4	39,722	12.0	(1,046)	(2.6)
AOI	$10,761	2.6%	$10,283	3.1%	$478	4.6%

Revenues, net
Revenues, net increased $120.3 million to $2,199.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$1,820,638	82.8%	$1,761,512	84.7%	$59,126	3.4%
International and Other	409,873	18.6	330,401	15.9	79,472	24.1
Inter-segment eliminations	(31,428)	(1.4)	(13,156)	(0.6)	(18,272)	138.9
Consolidated revenues, net	$2,199,083	100.0%	$2,078,757	100.0%	$120,326	5.8%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$672,273	36.9%	$690,906	39.2%	$(18,633)	(2.7)%
Distribution	1,148,365	63.1	1,070,606	60.8	77,759	7.3
	$1,820,638	100.0%	$1,761,512	100.0%	$59,126	3.4%

•
The decrease of $18.6 million in advertising revenues was driven by a decrease of $35.9 million at AMC due to lower ratings, partially offset by pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $77.8 million due to an increase in subscription revenues of $39.2 million across principally all of our networks resulting from an increase in rates and an increase in content licensing revenues of $38.6 million primarily from AMC due to an increase in the original programming we distribute. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$66,071	16.1%	$62,134	18.8%	$3,937	6.3%
Distribution	343,802	83.9	268,267	81.2	75,535	28.2
	$409,873	100.0%	$330,401	100.0%	$79,472	24.1%
The increase of $3.9 million in advertising revenues was principally due to the favorable impact of foreign currency translation of $2.8 million as well as increased demand in certain international markets. Distribution revenues increased primarily due to a $68.1 million impact from the Levity acquisition. In addition, distribution revenues increased $7.6 million from our subscription streaming services. Foreign currency translation had a favorable impact to distribution revenue of $12.1 million which was partially offset by a decrease of $10.7 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017).
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
Technical and operating expense (excluding depreciation and amortization) increased $87.4 million to $1,043.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$791,910	$749,856	$42,054	5.6%
International and Other	269,739	208,639	61,100	29.3
Inter-segment eliminations	(18,077)	(2,295)	(15,782)	n/m
Total	$1,043,572	$956,200	$87,372	9.1%
Percentage of revenues, net	47.5%	46.0%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $18.8 million in program rights amortization expense and an increase of $23.3 million in other direct programming costs. Program rights amortization expense includes write-offs of $19.8 million for the nine months ended September 30, 2018 primarily based on management's assessment of programming usefulness of certain original programming and development costs at AMC and unscripted series at WE tv, as compared to program rights write-offs of $9.7 million primarily related to certain unscripted series at WE tv, scripted series at SundanceTV, and development costs at AMC for the nine months ended September 30, 2017.
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
International and Other
Technical and operating expense increased primarily due to a $46.1 million impact from the Levity acquisition. In addition, investment in programming and other direct programming costs, including transmission, increased $13.2 million at AMCNI as well as an increase of $7.3 million at our subscription streaming services, partially offset by the absence of $7.0 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $8.0 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of facilities.
Selling, general and administrative expense increased $29.4 million to $494.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$355,405	$345,539	$9,866	2.9%
International and Other	138,732	119,174	19,558	16.4
Inter-segment eliminations	(70)	(43)	(27)	62.8
Total	$494,067	$464,670	$29,397	6.3%
Percentage of revenues, net	22.5%	22.4%
National Networks
Selling, general and administrative expense increased $9.9 million principally as a result of an $8.0 million increase in general and administrative costs and a $6.0 million increase in long-term incentive compensation expense, partially offset by a decrease in sales and marketing related costs of $4.2 million related to timing of the promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $19.6 million primarily due to a $17.3 million impact from the acquisition of Levity. In addition, increases in selling, general and administrative expense across the segment were offset by a decrease at AMCNI due to the absence of costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of $2.6 million.
Depreciation and amortization
Depreciation and amortization expense decreased $1.0 million to $64.0 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$25,358	$25,315	$43	0.2%
International and Other	38,676	39,722	(1,046)	(2.6)
	$64,034	$65,037	$(1,003)	(1.5)%
The decrease in depreciation and amortization expense in the International and Other segment was attributable to a decrease in depreciation expense of $5.3 million due to the absence of AMCNI – DMC (sold in July 2017), partially offset by an increase in depreciation expense of $2.7 million related to leasehold additions and depreciation of $1.0 million on property and equipment acquired in connection with the acquisition of Levity. Foreign currency translation had an unfavorable impact to the change in depreciation and amortization of $1.4 million.
Impairment and related charges
In connection with the disposition of a business, which occurred during the three months ended September 30, 2018, AMCNI recognized a $4.4 million charge primarily related to program rights.
During the nine month period ended September 30, 2017, we recognized a pre-tax impairment charge of $28.1 million for related to AMCNI – DMC which included a loss on sale of $11.0 million and a $17.1 million impairment charge to reflect the AMCNI - DMC assets held for sale at fair value less estimated sale costs.
Restructuring expense
Restructuring expense of $3.1 million for the nine months ended September 30, 2018 at the International and Other segment was due to severance charges incurred related to a management initiative which commenced in the third quarter of 2018, resulting in employee terminations at our corporate headquarters and AMCNI. We expect additional charges in the fourth quarter of 2018.
Restructuring expense of $3.9 million for the nine months ended September 30, 2017 related to corporate headquarter severance charges in connection with the restructuring initiative launched during the second half of 2016 and charges incurred at AMCNI relates to costs associated with the termination of distribution in certain territories.
Operating Income

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$647,965	$640,855	$7,110	1.1%
International and Other	(44,899)	(69,222)	24,323	(35.1)
Inter-segment Eliminations	(13,281)	(10,818)	(2,463)	22.8
	$589,785	$560,815	$28,970	5.2%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $59.1 million, partially offset by an increase in technical and operating expense of $42.1 million and an increase in selling, general and administrative expense of $9.9 million.
The decrease in operating losses at the International and Other segment was primarily attributable to a decrease in impairment and other charges of $23.6 million due to the absence of a $28.1 million impairment loss recorded in 2017 related to AMCNI - DMC (see discussion above), which was partially offset by a $4.4 million loss recorded at AMCNI in 2018 related to the disposition of a business and the increase to operating income for the nine months ended September 30, 2018 of $2.2 million representing the operating income of Levity. Foreign currency translation had a favorable impact to the change in operating income of $2.1 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
Operating income	$589,785	$560,815	$28,970	5.2%
Share-based compensation expense	52,006	41,412	10,594	25.6
Restructuring expense	3,139	3,887	(748)	(19.2)
Impairment and related charges	4,486	28,148	(23,662)	n/m
Depreciation and amortization	64,034	65,037	(1,003)	(1.5)
AOI	$713,450	$699,299	$14,151	2.0%
AOI increased $14.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ change	% change
National Networks	$715,970	$699,834	$16,136	2.3%
International and Other	10,761	10,283	478	4.6
Inter-segment eliminations	(13,281)	(10,818)	(2,463)	22.8
AOI	$713,450	$699,299	$14,151	2.0%
National Networks AOI increased principally due to an increase in revenues of $59.1 million, partially offset by an increase in technical and operating expenses of $42.1 million resulting primarily from an increase in program rights amortization and an increase in selling, general and administrative expenses (excluding stock based compensation) of $0.9 million.
International and Other AOI increased $0.5 million due to the impact of the Levity acquisition. Foreign currency translation had a favorable impact in the change in AOI of $4.4 million.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $14.4 million is driven by an increase in interest expense of $19.0 million primarily as a result of the issuance of our $800 million aggregate principal amounts of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $4.6 million recorded for the nine months ended September 30, 2018, in connection with interest income earned on term loans entered into with RLJE in October 2016 and fuboTV in April 2018, and increased cash balances as compared to the same period in 2017.
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.0 million for the nine months ended September 30, 2017 was primarily due to the wrote-off of a portion of unamortized deferred financing costs following the amendment of our Term Loan A Facility in July 2017.
Miscellaneous, net
The decrease in miscellaneous, net of $11.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily driven by $22.5 million in an unfavorable variance in foreign currency transactions gains and losses, impairment charges of $13.5 million for the partial write-down of certain of our investments and a decrease in the value of one of our marketable equity securities of $5.4 million. Partially offsetting such decreases in miscellaneous, net are an increase of $17.5 million in gains on derivative instruments principally due to the value of derivative instruments and warrants held related to RLJE and an increase of $14.4 million in gains associated with the increase in the fair market value of our RLJE equity method investment, for which we have elected the fair value option. The gains recorded during the nine months ended September 30, 2018 related to RLJE are primarily driven by the increase in the fair value of RLJE common stock, as a result of our agreement to acquire all of the outstanding shares of RLJE not currently owned by us for a purchase price of $6.25 per share (see further discussion below under the heading "Other Matters").

Income tax expense
For the nine months ended September 30, 2018, income tax expense was $133.1 million, representing an effective tax rate of 26%. The effective tax rate differs from the federal statutory rate of 21%, due primarily to tax expense of $15.8 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $9.5 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and tax benefit from foreign subsidiary earnings of $0.6 million.
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company has recorded a provisional amount related to the one-time transition tax in the year ended December 31, 2017 and a discrete tax expense related to valuation allowance in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. There has been no change to either amount as of September 30, 2018.
The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118.
Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Consequently, changes in our estimates regarding uncertain tax positions and the realization of deferred tax assets will impact our results of operations and financial position. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. See Note 12 to the accompanying condensed consolidated financial statements for further discussion of the Company's income taxes.
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
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million. On June 13, 2018, the Board of Directors approved a further increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended September 30, 2018, the Company repurchased 0.4 million shares of its Class A common stock at an average purchase price of approximately $59.70 per share. As of September 30, 2018, the Company has $575.2 million available for repurchase under the Stock Repurchase Program.
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
As of September 30, 2018, our consolidated cash and cash equivalents balance includes approximately $108.7 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period. The Company is still evaluating whether to change its indefinite reinvestment assertion due to certain provisions of the TCJA. Any potential changes to the assertion would be made within the measurement period and accounted for as part of the change in tax law.
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
The revolving credit facility was not drawn upon at September 30, 2018. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2018.
Other Matters
On July 29, 2018, the Company, Digital Entertainment Holdings LLC, a wholly-owned subsidiary of the Company ("DEH"), and River Merger Sub Inc., a wholly-owned subsidiary of DEH ("Merger Sub"), and RLJE entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company has agreed to acquire all of the outstanding shares of RLJE not currently owned by the Company or entities affiliated with Robert L. Johnson. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RLJE, with RLJE continuing as the surviving corporation and a subsidiary of DEH (the "Merger").
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of RLJE’s common stock, par value $0.001 per share (the "RLJE Common Stock"), issued and outstanding immediately prior to the Effective Time, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates), will be automatically converted into the right to receive $6.25 in cash without interest (the "Per Share Merger Consideration"). The Merger Agreement also includes provisions for the payment at the Effective Time of consideration, calculated based on the amount of the Per Share Merger Consideration, to the holders of outstanding RLJE preferred stock who elect to receive such cash consideration and holders of warrants to purchase RLJE Common Stock, except for certain excluded shares (which include shares beneficially owned by the Company, DEH and their affiliates). Such holders of outstanding RLJE preferred stock will be entitled to receive $7.86 per underlying share of RLJE Common Stock, in accordance with the terms of the RLJE preferred stock, if they elect cash as their consideration. Such holders of outstanding warrants will be paid the difference between $6.25 and the per share exercise price of their warrants.
RLJE - Subsequent Events
On October 31, 2018, the Company completed the acquisition of RLJE pursuant to the terms of the Merger Agreement. At the Effective Time, Merger Sub merged with and into RLJE, with RLJE continuing as the surviving corporation and a wholly owned subsidiary of DEH. The Merger Agreement was approved by the common stockholders of RLJE at a special meeting held earlier on October 31, 2018. The total cash purchase price paid by the Company to acquire the RLJE securities not previously owned by the Company or entities affiliated with Mr. Johnson is approximately $58.9 million (assuming all preferred stock holders elect cash as their consideration).
Following the Effective Time, DEH was renamed “RLJ Entertainment Holdings LLC” (“RLJE Holdings”). RLJE Holdings is a majority owned subsidiary of the Company, with a minority stake of 17% held by affiliates of Mr. Johnson. The Company has entered into arrangements with Mr. Johnson related to the governance of RLJE Holdings and RLJE following the Merger.
DEH and RLJE were parties to a Credit and Guaranty Agreement entered into on October 14, 2016 pursuant to which DEH provided term loans to RLJE (the “RLJE Term Loans”). In connection with the RLJE Credit and Guaranty Agreement, DEH received Class A, Class B and Class C warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the “RLJE Warrants”).
On October 1, 2018, DEH fully exercised the remainder of its Class A warrant at $3.00 per share and was issued 3.3 million shares of RLJE Common Stock in exchange for the cancellation of $10.0 million of Tranche B of the RLJE Term Loans. On October 1, 2018, DEH also partially exercised its Class B warrant at $3.00 per share and was issued 3.4 million shares of RLJE Common Stock in exchange for the cancellation of $10.1 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the Company obtained a 51% controlling interest in RLJE.
On October 30, 2018, DEH fully exercised the remainder of its Class B warrant at $3.00 per share and was issued 6.6 million shares of RLJE Common Stock in exchange for the cancellation of $19.9 million of Tranche B of the RLJE Term Loans. On October 30, 2018, DEH also fully exercised its Class C warrant at $3.00 per share and was issued 5.0 million shares of RLJE Common Stock in exchange for the cancellation of $15.0 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the full amount of Tranche B of the RLJE Term Loans was cancelled.
In connection with the acquisition of RLJE, on October 31, 2018, RLJE Holdings and RLJE amended and restated the existing Credit and Guaranty Agreement. Pursuant to the amended and restated Credit and Guaranty Agreement, the aggregate principal amount of the RLJE Term Loans were increased by $5 million (for a total of $28 million in outstanding RLJE Term Loans as of October 31, 2018) and the maturity date of the RLJE Term Loans was extended until October 31, 2021. In addition, the amended and restated  Credit and Guaranty Agreement permits RLJE to borrow up to an additional $12 million in RLJE Term Loans at any point until October 31, 2021. Interest on the RLJE Term Loans will be payable to RLJE Holdings in cash at a rate of 7.00% per annum.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$471,812	$273,573
Cash used in investing activities	(185,885)	(104,794)
Cash used in financing activities	(292,028)	(112,615)
Net (decrease) increase in cash and cash equivalents	(6,101)	56,164
Operating Activities
Net cash provided by operating activities amounted to $471.8 million for the nine months ended September 30, 2018 as compared to $273.6 million for the nine months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 primarily resulted from $1,214.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $671.1 million, an increase in prepaid expense and other assets of $27.8 million primarily related to an increase in long-term receivables, a decrease in accounts payable, accrued expenses and other liabilities of $36.6 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $7.0 million.
Net cash provided by operating activities amounted to $273.6 million for the nine months ended September 30, 2017 and primarily resulted from $1.1 billion of net income before amortization of program rights, depreciation and amortization, impairment charges, and other non-cash items, which was partially offset by payments for program rights of $720.2 million, an increase in accounts receivable, trade of $13.3 million primarily related to the timing of cash receipts, a decrease in accounts payable, accrued expenses and other liabilities of $8.6 million primarily related to the timing of cash payments, an increase in prepaid expense and other assets of $69.5 million, a decrease in income taxes payable of $24.5 million related to an increase in tax payments and a decrease in deferred revenue of $6.5 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $185.9 million and $104.8 million, respectively. For the nine months ended September 30, 2018, cash used in investing activities included investments of $90.1 million, capital expenditures of $60.8 million, and payments for acquisitions, net of cash acquired of $35.6 million. For the nine months ended September 30, 2017, cash used in investing activities included investments of $43.0 million and capital expenditures of $61.8 million.

Financing Activities
Net cash used in financing activities amounted to $292.0 million for the nine months ended September 30, 2018 as compared to $112.6 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, financing activities primarily consisted of purchases of our common stock of $267.4 million under our Stock Repurchase Program. In addition, net cash used in financing activities for the nine months ended September 30, 2018 includes taxes paid in lieu of shares issued for equity-based compensation of $15.7 million, distributions to noncontrolling interests of $9.3 million, and principal payments on capital leases of $3.9 million, partially offset by proceeds from stock option exercises of $4.3 million.
Net cash used in financing activities amounted to $112.6 million for the nine months ended September 30, 2017 and primarily consisted of net proceeds of $786.0 million from the issuance of the 4.75% Notes due 2025 and $750.0 million proceeds for the new Term Loan A Facility partially offset by payments on the old term loan A facility of $1.3 billion. In addition, financing activities included purchases of our common stock of $347.3 million under our Stock Repurchase Program, taxes paid in lieu of shares issued for equity-based compensation of $13.4 million and distributions to a noncontrolling member of $16.1 million.
Contractual Obligations
As of September 30, 2018, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $244.9 million to $1.1 billion. The decrease relates to payments for program commitments and the expiration of Company guarantees for certain production related costs.
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
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2018, the carrying value of our fixed rate debt of $2.37 billion was more than its fair value of $2.35 billion by approximately $14 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2018 would increase the estimated fair value of our fixed rate debt by approximately $116.7 million to approximately $2.5 billion.
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
As of September 30, 2018, we had $3.1 billion of debt outstanding (excluding capital leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2018, we had interest rate swap contracts outstanding with notional amounts aggregating $200.0 million. The aggregate fair value of interest rate swap contracts at September 30, 2018 was a net asset of $0.1 million. As a result of these transactions, the interest rate paid on approximately 83% of our debt (excluding capital leases) as of September 30, 2018 is effectively fixed (76% being fixed rate obligations and 7% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2018 would not have a material impact on our annual interest expense.

Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $2.7 million and $3.5 million of foreign currency transaction losses, net for the three and nine months ended September 30, 2018, respectively. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2018, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2017 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 13, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended September 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	84,474	$59.18	84,474	$595,144,256
August 1, 2018 to August 31, 2018	334,127	$59.83	334,127	$575,153,010
September 1, 2018 to September 30, 2018	—	$—	—	$575,153,010
Total	418,601	$59.70	418,601
Item 5. Other Information
On October 31, 2018, the Company completed the acquisition of RLJE pursuant to the terms of the Merger Agreement. At the Effective Time, Merger Sub merged with and into RLJE, with RLJE continuing as the surviving corporation and a wholly owned subsidiary of DEH. The Merger Agreement was approved by the common stockholders of RLJE at a special meeting held earlier on October 31, 2018. The total cash purchase price paid by the Company to acquire the RLJE securities not previously owned by the Company or entities affiliated with Mr. Johnson is approximately $58.9 million.
Following the Effective Time, DEH was renamed “RLJ Entertainment Holdings LLC.” RLJE Holdings is a majority owned subsidiary of the Company, with a minority stake of 17% held by affiliates of Mr. Johnson. The Company has entered into arrangements with Mr. Johnson related to the governance of RLJE Holdings and RLJE following the Merger.

Item 6.	Exhibits.

(a)	Index to Exhibits.

2.1
Agreement and Plan of Merger, dated as of July 29, 2018, by and among RLJE, the Company (solely for the purposes of Section 10.7 thereof), DEH and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 30, 2018).

10.1
Employment Agreement dated October 12, 2018 by and between AMC Networks Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2018).

10.2
Employment Agreement dated October 12, 2018 by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2018).

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

AMC Networks Inc.

Date:	November 1, 2018	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer