Form 10-K
period 2018-12-31
AMC Networks Inc.
filed 2019-03-01
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Yes  ☑ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2.7 billion.
The number of shares of common stock outstanding as of February 15, 2019:

Class A Common Stock par value $0.01 per share	44,730,194
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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

•	the impact of new and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the E.U. General Data Protection Regulation ("GDPR");

•	the impact of Brexit, particularly in the event of the U.K.’s departure from the E.U. without an agreement on terms;

•	our substantial debt and high leverage;
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
In the United States ("U.S."), our programming networks are AMC, WE tv, BBC AMERICA (operated through a joint venture with the commercial arm of the BBC, IFC and SundanceTV. Each of our programming networks has established itself within its respective markets. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards and other honors lend us a high degree of credibility with distributors and content producers, and help provide us with stable affiliate and studio relationships, advantageous channel placements, heightened viewer engagement and demand for our owned programming for distribution on platforms other than our own. Our networks are also distributed through virtual multi-channel video programming distributors. We either own or license the content we distribute. Through our AMC Studios operation, we are increasing the amount of our owned original programming. Our ability to produce owned high quality content has provided us with the opportunity to distribute such content on platforms other than our domestic networks. Our owned and licensed content is distributed domestically and internationally and on multiple platforms, including linear television, digital services, home video and syndication.
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
Internationally, we deliver programming that reaches subscribers in more than 130 countries and territories around the world. The international division of the Company, AMC Networks International ("AMCNI"), consists of global brands, including AMC and SundanceTV, in the movie and entertainment programming genres, as well as popular, locally recognized channels in several other programming genres.
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

During 2018, we acquired controlling interests in RLJ Entertainment, Inc. ("RLJE"), a content distribution company that also includes the subscription streaming services Acorn TV and Urban Movie Channel ("UMC"); and Levity Entertainment Group LLC ("Levity"), a production services and comedy venues company.
Our Strategy
Our strategy is to maintain and improve our position as a leading entertainment company by creating and presenting content that is high-quality, brand defining and compelling to watch, and by owning and operating some of the most popular and award-winning brands in television that create engagement with audiences globally across multiple distribution platforms. The key focuses of our strategy are:
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
Increased Control of Content. We believe that control (including long-term contractual arrangements) and ownership of content is important. Through our AMC Studios operation, we intend to increase our control position over our programming content. We currently control, own or have long-term license agreements covering significant portions of our content across our programming networks, RLJE and our independent film distribution business operated by IFC Films. We intend to continue to focus on obtaining the broadest possible control rights (both as to territory and platforms) for our content.
Exploitation of Other Media Platforms. The technological landscape of the distribution of entertainment content has expanded to include other media platforms. We distribute our content across many of these platforms, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on computers and other digital devices, and on video on demand platforms, all of which permit subscribers to access programs at their convenience. We also make certain of our content available on subscription video on demand (SVOD) services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats, as well as our subscription streaming services, Sundance Now, Shudder, Acorn TV and UMC.
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
Increased Global Distribution. We distribute our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and SundanceTV in Europe (in 2010). In 2014, AMC was launched internationally and is now available in more than 110 countries. Additionally, SundanceTV has expanded its distribution to over 70 countries. One or more of AMC Networks International's channels are available in more than 130 countries and territories worldwide.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include fees paid by distributors to carry our programming networks as well as revenue earned from the licensing of original programming for digital, international and home video distribution. In 2018, distribution revenues and advertising sales accounted for 65% and 35% of our consolidated revenues, net, respectively. For the year ended December 31, 2018, one customer in our National Networks segment, AT&T Inc., accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Subscription revenue: Our programming networks are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors") pursuant to agreements with the distributors. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. These agreements also give us the right to sell a specific amount of advertising time on our programming networks. Our programming networks' existing distribution agreements expire at various dates through 2026.

We frequently negotiate with distributors in an effort to increase the subscriber base for our networks. We have in some instances made upfront payments to distributors in exchange for these additional subscribers. We also may help fund the distributors' efforts to market our programming networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by such deferred carriage fee arrangements, discounted subscriber fees and other payments, however, we believe that these transactions generate a positive return on investment over the contract period.
Content licensing revenue: We sell rights to our owned original programming and content acquired under long-term distribution arrangements for distribution in a variety of forms including television markets worldwide, SVOD services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
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
Acquired Programming
The majority of the content on our programming networks consists of films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as Law and Order, The X-Files, Criminal Minds, CSI: Miami, Two and a Half Men and Batman, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks to carry these series, films and other programming during certain window periods.
Segments
We manage our business through the following two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produce original programming for our programming networks and also license such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

•
International and Other: Principally includes AMCNI, the Company's international programming businesses consisting of a portfolio of channels in over 130 countries and territories around the world; IFC Films, the Company's independent film distribution business; Levity, acquired April 20, 2018, our production services and comedy venues company; RLJE, acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and UMC, and our wholly-owned subscription streaming services, Shudder and Sundance Now.

For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 24 to the accompanying consolidated financial statements.
National Networks
AMC
AMC is home to some of the most popular and acclaimed programs on television. The network's series The Walking Dead is the highest-rated series in cable television history. Launched in 1984, AMC helped usher in what is commonly referred to as the current "golden age of television," with its debut of Mad Men in 2007 and Breaking Bad in 2008. Both series are among the most critically acclaimed and awarded series in the history of television. AMC became the first basic cable network to win the Emmy® Award for Outstanding Drama Series with Mad Men in 2008, which then went on to win four years in a row before Breaking Bad followed shortly thereafter by winning in 2013 and 2014.
AMC's current slate has a range of popular and critically-lauded series including The Walking Dead, Better Call Saul, Fear the Walking Dead, The Terror, Into the Badlands, Preacher, The Son, McMafia, Lodge 49, as well as the forthcoming NOS4A2. AMC is also home to original unscripted shows including Talking Dead and Ride with Norman Reedus. AMC has also launched a year-round documentary series "AMC Visionaries," partnering with prolific artists to unveil the untold stories and fascinating histories of pop culture genres from the masters themselves. The first three installments include Robert Kirkman's Secret History of Comics, James Cameron's Story Of Science Fiction and Eli Roth’s History of Horror.
AMC is currently in production on the second season of the critically-acclaimed, Ridley Scott-produced anthology series, The Terror, and has also greenlit a new series, Dispatches From Elsewhere, created by and starring Jason Segel, who will executive produce with Scott Rudin, Eli Bush and Garrett Basch.
AMC recently announced the first projects in development for The Walking Dead Universe. A series of AMC Studios Original Films, starring Andrew Lincoln and written by The Walking Dead Chief Content Officer Scott Gimple, are planned to continue the story of Rick Grimes. As part of Gimple’s multi-year plan for The Walking Dead Universe, there are other projects currently in development, including additional films, specials, series, digital content and more.
In addition, the network has created AMC Premiere, an upgrade for viewers who want a premium AMC experience. A first-of-its-kind offering for viewers who receive AMC as part of their television service, AMC Premiere provides commercial-free viewing of in-season original AMC series, such as The Walking Dead and Preacher, as well as exclusive and first-look content, extended episodes, curated movies, the ability to binge certain shows ahead of linear viewers, and other benefits. AMC Premiere launched to Comcast's Xfinity TV customers in 2017 and has since expanded availability to YouTube TV and fuboTV subscribers.
AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC Subscribers and Distribution Agreements. As of December 31, 2018, AMC had distribution agreements with all major U.S. distributors and reached approximately 89 million Nielsen subscribers. AMC is also distributed in Canada through arrangements with all major Canadian multichannel video programming distributors.

WE tv
With compelling unscripted shows, WE tv connects audiences with reality content that is authentic and relatable. WE tv is available across all platforms: on TV, online, on demand, and social media, embracing how today's digitally-savvy, socially-engaged audiences connect through content, using it as a catalyst to drive conversation and build community. Driven by unscripted originals, WE tv continues to grow its target audience, fueled by its popular slate of fresh and modern original series like Mama June: From Not to Hot, Braxton Family Values, Bridezillas and its popular Growing Up Hip Hop and Marriage Boot Camp: Reality Stars franchises, which has helped to cement the network's position as the #1 U.S. cable network for African-American women on Thursday nights. Its latest hit series, Love After Lockup, was the fastest-growing new cable reality series for 2018 and continues to build audience share in its second season.
Additionally, WE tv's programming includes series such as CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.
WE tv Subscribers and Distribution Agreements. As of December 31, 2018, WE tv had distribution agreements with all major U.S. distributors and reached approximately 85 million Nielsen subscribers.
BBC AMERICA
BBC AMERICA's dynamic programming has garnered one of television's most curious, educated and affluent audiences, with many programs boasting some of the highest levels of fan engagement found on cable television in addition to broad critical acclaim. The network is a joint venture between AMC Networks and the commercial arm of the BBC.
BBC AMERICA has attracted wide critical acclaim for its influential series, including its most recent breakout original series Killing Eve, which finished out 2018 as the top drama on Metacritic’s “TV Shows Mentioned On Most Critic Top 10 Lists - 2018.” One of the year’s most talked-about and celebrated new scripted series, Killing Eve, was created by Phoebe Waller-Bridge, who was nominated for an Emmy® for Outstanding Writing for a Drama Series, and stars Golden Globe- and Critics Choice Award-winner Sandra Oh (the first woman of Asian descent to win multiple Golden Globes in her career, winning for Best Actress in a Drama Series for Killing Eve, and having won previously for Grey’s Anatomy). Oh’s co-star, Jodie Comer, was also nominated for a Critic’s Choice Award. Killing Eve finished its first season with an unbroken record of weekly ratings growth in the key adults 25-54 and 18-49 demos. The series is currently in production, with season two slated to return to BBC AMERICA in April 2019.
BBC AMERICA is also home to the landmark natural history programming from BBC Studios, including the Emmy®-winning Blue Planet II; the Emmy®-winning Planet Earth II; and the Planet Earth producers’ newest epic story of our planet called Dynasties.
In addition, the network’s other influential series include the top-rated and long-running franchise Doctor Who, starring Jodie Whittaker; acclaimed drama Luther, starring Golden Globe®-winner Idris Elba; ground-breaking unscripted series Top Gear; buzzy and hilarious The Graham Norton Show.
The network recently greenlit the new original scripted series, The Watch, based on Sir Terry Pratchett’s wildly popular “Discworld” novels, which have sold more than 90 million books worldwide.
BBC AMERICA Subscribers and Distribution Agreements. As of December 31, 2018, BBC AMERICA had distribution agreements with all major U.S. distributors and reached approximately 81 million Nielsen subscribers.
IFC
IFC is the home of offbeat, unexpected comedies that are in keeping with the network's "Always On Slightly Off" brand, which air alongside fan-favorite movies and comedic cult TV shows.
The network's current programming slate includes Emmy-nominated series Documentary Now!, created by Seth Meyers, Bill Hader and Fred Armisen and executive produced by Lorne Michaels; Brockmire, starring Hank Azaria, which originated as a Funny or Die short and concluded its first season as the highest-rated new series in IFC history; and the critically-acclaimed and award-winning all-female sketch comedy series, Baroness von Sketch Show. IFC is also the broadcast home for the Film Independent Spirit Awards, which will be hosted this year by comedian Aubrey Plaza. Upcoming series for IFC include a musical variety sketch series, Sherman’s Showcase and an international co-production Year Of The Rabbit.
Additionally, we have a minority ownership stake in Funny or Die, and, together with IFC, the two comedy brands created a night of short-form original comedy from a host of up-and-coming Funny or Die talent called FODTV that currently airs Saturday nights on IFC.
IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

IFC Subscribers and Distribution Agreements. As of December 31, 2018, IFC had distribution agreements with all major U.S. distributors and reached approximately 75 million Nielsen subscribers.
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
Working with today's most innovative talent, SundanceTV attracts viewer and critical acclaim for its original scripted programming and true-crime documentaries, including the Peabody-award winning Rectify, Top of the Lake and second installment, Top of the Lake: China Girl, directed by Oscar-winning Jane Campion and starring Elisabeth Moss and Nicole Kidman; fan favorite Hap and Leonard; Liar, starring Golden Globe-winner and Emmy-nominated actress Joanne Froggatt (Downton Abbey); the Peabody and International Emmy-Award winning series Deutschland 83; original drama The Split with a female-led cast and crew from BAFTA and Primetime Emmy Award®-winning writer Abi Morgan and BAFTA-winning Executive Producer Jane Featherstone; and true-crime series, including Cold Blooded: The Clutter Family Murders from Academy Award® winning documentarian Joe Berlinger, and Jonestown: Terror in the Jungle from Executive Producers Leonardo DiCaprio and Jennifer Davisson and Stephen David; as well as the forthcoming series Ministry of Evil: The Twisted Cult of Tony Alamo from Emmy Award®-winners Fenton Bailey, Randy Barbato, and Peacock Productions; and The Preppie Murder with Emmy® Award- winner Robert Friedman's Bungalow Media + Entertainment and the original prosecutor in the case, Linda Fairstein.
SundanceTV Subscribers and Distribution Agreements. As of December 31, 2018, SundanceTV had distribution agreements with all major U.S. distributors and reached approximately 70 million Nielsen subscribers.
AMC Studios
AMC Studios is the Company’s in-house studio production operation. AMC Studios launched in 2010 with its first series, The Walking Dead. Since then, AMC Studios has ramped up its production of original series for AMC and sister networks and has produced several critically acclaimed, award-winning and culturally distinctive originals including scripted series: Fear the Walking Dead; The Terror, Lodge 49, TURN: Washington's Spies; Halt and Catch Fire; Into the Badlands; and The Son as well as unscripted series: Ride with Norman Reedus, Robert Kirkman's Secret History of Comics, James Cameron's Story Of Science Fiction, and Eli Roth’s History of Horror. The Studio also produced BBC AMERICA’s Dirk Gently and SundanceTV’s Peabody Award-winning Rectify, original series Hap and Leonard, and unscripted series Cold Blooded: The Clutter Family Murders.
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
Currently, AMC Networks Broadcasting & Technology is responsible for the origination and transmission of multiple highly acclaimed network programming feeds for both national and international distribution. In addition to serving most of the programming networks of the Company, AMC Networks Broadcasting & Technology's affiliated and third-party clients include MSG Network, MSG+ and Mid Atlantic Sports Network.
International and Other
Our International and Other segment includes the operations of AMCNI, IFC Films, Levity and RLJE (both acquired in 2018) and our wholly-owned subscription streaming services.
AMC Networks International
AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 130 countries and territories around the world. AMCNI consists of global brands, AMC and SundanceTV, as well as popular, locally recognized channels in various programming genres.
AMCNI - UK
AMCNI - UK distributes television programming throughout the United Kingdom and other countries in Europe, the Middle East and Africa ("EMEA") and manages a portfolio of channel brands, including AMC, SundanceTV and Eva. AMCNI - UK also operates a number of joint venture, partnership and managed channel services in the EMEA region, including Outdoor Channel, as well as a portfolio of entertainment channels with CBS Studios, including CBS Drama, CBS Action, CBS Reality, CBS Europa and Horror Channel.
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
AMCNI - Other
AMCNI also distributes television programming in the Middle East focusing on the international versions of SundanceTV. An internationally recognized brand, SundanceTV's global services provide not only the best of the independent film world but also features certain content from AMC, IFC, SundanceTV and IFC Films, as well as a unique pipeline of international content, in an effort to provide distinctive programming to an upscale audience.
IFC Films
IFC Films, our independent film distribution business, is a leading distributor of high-quality, talent-driven independent films and operates three distribution labels: IFC Films, Sundance Selects, and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video on demand, cable network television, streaming/downloading to internet-connected screens and DVDs. IFC Films has a film library consisting of more than 800 titles.
Notable recent releases include the acclaimed The Death of Stalin, with Steve Buscemi, which was awarded Best Screenplay by the prestigious National Society of Film Critics. The film was also widely recognized in critics’ annual End-of-Year “Best of” lists, including The New York Times, Indiewire, Vulture, The Washington Post and Buzzfeed.
The Paul Dano-directed Wildlife, starring Carey Mulligan and Jake Gyllenhaal, debuted in early 2018 at the Sundance Film Festival and went on to open the prestigious Critics’ Week at the Cannes Film Festival in May, one of only 11 films to screen and the only American film featured. The film also screened at top festivals throughout the year, including the Toronto International Film Festival and the New York Film Festival, and opened with overwhelmingly positive reviews (the film has a 94% rating on Rotten Tomatoes).
Other notable releases include The Clovehitch Killer (distributed under the IFC Midnight label), critical darling Ghost Stories, and Lars von Trier’s The House That Jack Built.
As part of its strategy to grow the marketplace for independent films, IFC Films also operates the IFC Center as well as several film festivals. IFC Center is an independent movie theater located in the heart of New York City's Greenwich Village. DOC NYC, which is the largest non-fiction film festival in the U.S., is an annual festival celebrating documentary storytelling in film, photography, prose and other media. Split Screens festival is an annual event celebrating the art and cultural impact of television, that takes place at the IFC Center.
Subscription Streaming Services
We also operate our wholly-owned subscription streaming services, Sundance Now, launched in 2014, and Shudder, launched in 2015. These services are available in the United States, Canada and parts of Europe. Sundance Now features independent film, TV shows, documentaries, and original series. Shudder is dedicated to films in the horror, suspense and thriller genres. We primarily license content for these services.

Levity Entertainment Group
In April 2018, we acquired a controlling interest in Levity, a media company that owns and operates comedy venues and produces original content for distribution on multiple platforms, including live, digital and linear television. Levity is a leading player in live comedy with premium comedy venues in the U.S., including the legendary comedy brand, The Improv. The company also operates a talent management business and produces television content, including prime time specials with some of the biggest names in comedy, including Trevor Noah, Tracy Morgan, Margaret Cho, Sebastian Maniscalco and Gad Elmaleh.
RLJ Entertainment
In October 2018, we acquired a controlling interest in RLJE, a premium subscription streaming services company that operates Acorn TV and UMC. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences. In addition, RLJE owns a majority interest in Agatha Christie Ltd., a popular world-class franchise.
RLJE also controls, co-produces, and either owns or has long-term distribution rights to a large library of content primarily consisting of British mysteries and dramas, independent feature films and urban content. In addition to supporting its streaming services, the company monetizes its library through distribution operations across virtually all available media platforms and is distributed in the United States, Canada, U.K. and Australia.
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
Effect of "Must-Carry" and "Retransmission Consent" Requirements
The FCC's implementation of the statutory "must-carry" obligations requires cable and DBS operators to give certain broadcasters preferential access to channel space, and FCC "retransmission consent" rules allow broadcasters to require cable and DBS operators to carry broadcast-affiliated networks as a condition of access to the local broadcast station and to charge substantial fees for both carriage of the local broadcast station and the broadcast-affiliated networks. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems. These carriage laws may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators, or the amount of programming funds that cable and DBS operators have available for carriage of our networks.

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
Employees
As of December 31, 2018 we had 2,234 full-time employees and 980 part-time employees. In addition, for certain of our productions, the Company, through in-house and third party production service companies, engages the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements.  Since these agreements are generally entered into on a per-project basis, negotiations occur on various agreements throughout the year.  We believe that our relations with the labor unions and our employees are generally good.
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
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings may suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position with distributors, which could reduce our distribution revenues. Ratings for The Walking Dead have declined in recent years, which has had a negative effect on our advertising revenues and our financial results. We cannot assure you that we will be able to maintain the success of any of our current programming, or generate sufficient demand and market acceptance for our new programming.
The failure to develop popular new programming to replace programming that is older or ending can have adverse impacts on our business and results of operations.
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other multichannel video programming distributors. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including (i) the disruption of the traditional television content distribution model by subscription streaming services and virtual multichannel video programming services, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through subscription streaming services and virtual multichannel video programing services with no advertising or less advertising than on television networks, time shifted viewing of television programming and the use of DVRs to skip advertisements. In part as a result of these changes, over the past few years, the number of subscribers to traditional multichannel video programming distributors in the U.S. has declined and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues. Developments in technology and new content delivery products and services have also led to an increasing amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We may incur significant costs to implement our strategy and initiatives, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.
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
Currently our programming networks have distribution agreements with staggered expiration dates through 2026. Failure to renew distribution agreements, or renewal on less favorable terms (including with respect to price, packaging, positioning and other marketing opportunities), or the termination of distribution agreements could have a material adverse effect on our results of operations. A reduced distribution of our programming networks would adversely affect our distribution revenues, and impact our ability to sell advertising or the rates we charge for such advertising. Even if distribution agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, subscription streaming services, other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms and distribution or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information.
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
In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods. The increasing number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual multichannel video programming providers, which has caused, and may continue to cause, audience ratings declines for our programming networks and may adversely affect the pricing and volume of advertising
Advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
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
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our non-U.S. dollar functional currency operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive income (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro, British pound and, to a lesser extent, other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our non-U.S. dollar functional currency operating subsidiaries and affiliates into U.S. dollars.

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
The regulation of cable television services, satellite carriers, and other video programming distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our business will not be adversely affected by future legislation, new regulation or deregulation.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the E.U. has adopted GDPR, which expands the regulation of personal data processing throughout the E.U. and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. Our failure to comply could result in exposure to enforcement by U.S. or foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in rules and regulations could have a significant adverse impact on our profitability.
As a company that has operations in the United Kingdom, the vote by the United Kingdom to leave the E.U. could have an adverse impact on our business, results of operations and financial position.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as "Brexit." As a result of the referendum, the British government has been negotiating the terms of the U.K.'s future relationship with the E.U. The effects of Brexit will depend on whether the U.K. is able to reach an agreement on terms with the E.U. before its departure and the terms of any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
We face continually evolving cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees. Data maintained in digital form is subject to the risk of cybersecurity attacks, tampering and theft. We develop and maintain systems to monitor and prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
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
We believe that our success depends to a significant extent upon the performance of our senior executives. We generally do not maintain "key man" insurance. In addition, we depend on the availability of third-party production companies to create most of our original programming. For certain of our productions, the Company, through in-house and third party production service companies, engages the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Any labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.

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
At December 31, 2018, our consolidated financial statements included approximately $5.3 billion of consolidated total assets, of which approximately $1.4 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
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
We have a significant amount of long-term debt. As of December 31, 2018, we had $3.2 billion principal amount of total long-term debt (excluding capital leases), $750.0 million of which is senior secured debt under our Credit Facility and $2.4 billion of which is senior unsecured debt.
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
The Credit Facility requires us to comply with a Cash Flow Ratio and an Interest Coverage Ratio, each as defined in the Credit Facility. Compliance with these covenants may limit our ability to take actions that might be to the advantage of the Company and our stockholders.
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
As of December 31, 2018, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 3% of our outstanding Class A Common Stock and approximately 73% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan Family Group.
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
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSG and MSG Networks (collectively MSG and MSG Networks, the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. In addition, six members of our Board are directors of MSG and four members of our Board are directors of MSG Networks. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and an Other Entity on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our proxy statement filed with the SEC on April 26, 2018 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 657,000 square feet of space in the U.S., including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms through 2027. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a term through 2029, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Florida, Maryland and Illinois.
We lease approximately 245,000 square feet of space outside of the U.S., including in Spain, Hungary and the United Kingdom that support our international operations.
We believe our properties are adequate for our use.
Item 3. Legal Proceedings.
On December 17, 2013, Frank Darabont ("Darabont"), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "2013 Plaintiffs"), filed a complaint in New York Supreme Court in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the "Amended Complaint"), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs' contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of no less than $280 million. The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. On April 19, 2018, the Court granted the Company’s motion for leave to submit supplemental summary judgment briefing. A hearing on the supplemental summary judgment submissions was held on June 13, 2018. On December 10, 2018, the Court denied Plaintiffs' motion for partial summary judgment and granted in part Defendants' motion for summary judgment, dismissing four of Plaintiffs' causes of action. The Company believes that the remaining claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The trial is scheduled to begin on May 4, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. The parties are presently engaged in fact discovery. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2018. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Communications Inc., the Walt Disney Company, Twenty-First Century Fox Inc., CBS Corporation, Lions Gate Entertainment Corporation, and Viacom Inc. The chart assumes $100 was invested on December 31, 2013 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
AMC Networks Inc.	100	93.63	109.65	76.85	79.40	80.58
S&P MidCap 400 Index	100	109.77	107.38	129.65	150.71	134.01
Peer Group	100	108.47	100.55	103.84	110.20	118.80

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 15, 2019 there were 686 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock.
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2018, the Company repurchased 5.4 million shares of its Class A common stock at an average purchase price of $52.56 per share. As of December 31, 2018, the Company has $559.4 million available for repurchase under the Stock Repurchase Program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	$—
November 1, 2018 to November 30, 2018	—	$—	—	$—
December 1, 2018 to December 31, 2018	296,585	$53.08	296,585	$559,410,218
Total	296,585	$53.08	296,585

Item 6. Selected Financial Data.
The operating data for each of the three years ended December 31, 2018 and balance sheet data as of December 31, 2018 and 2017 included in the table below have been derived from the audited consolidated financial statements of the Company included in this Annual Report and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements and related notes. The operating data for the years ended December 31, 2015 and 2014 and balance sheet data as of December 31, 2016, 2015 and 2014 included in the table below have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report.

	Years Ended December 31,
	2018 (1) (2)	2017 (1) (2)	2016 (1) (2)	2015 (2)	2014 (2)
	(In thousands, except per share amounts)
Operating Data:
Revenues, net	$2,971,929	$2,805,691	$2,755,654	$2,580,935	$2,175,641
Operating income	726,909	722,359	657,556	709,193	546,353
Income from continuing operations	463,967	489,637	289,963	381,704	267,873
Loss from discontinued operations, net of income taxes	—	—	—	—	(3,448)
Net income attributable to noncontrolling interests	(17,780)	(18,321)	(19,453)	(14,916)	(3,628)
Net income attributable to AMC Networks' stockholders	$446,187	$471,316	$270,510	$366,788	$260,797

Net income per share attributable to AMC Networks' stockholders:
Basic	$7.68	$7.26	$3.77	$5.06	$3.67
Diluted	$7.57	$7.18	$3.74	$5.01	$3.63
Balance Sheet Data, at period end:
Cash and cash equivalents	$554,886	$558,783	$481,389	$316,321	$201,367
Total assets	5,278,563	5,032,985	4,480,595	4,250,609	3,949,826
Long-term debt (including capital leases)	3,136,072	3,130,381	2,859,129	2,701,148	2,763,144
Stockholders' equity (deficiency)	$316,680	$134,944	$(30,082)	$(39,277)	$(371,755)
(1) The 2018, 2017 and 2016 results include impairment and related charges of $4.5 million, $28.1 million and $67.8 million, respectively (see Note 4 to the accompanying consolidated financial statements).
(2) The 2018, 2017 and 2016 results include restructuring expense of $45.8 million, $6.1 million and $29.5 million (see Note 5 to the accompanying consolidated financial statements). The 2015 and 2014 results include restructuring expense of $15.0 million and $15.7 million, respectively.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2018 as well as an analysis of our cash flows for the years ended December 31, 2018, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2018.
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
Business Overview
We own and operate entertainment businesses and assets. We manage our business through the following two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produce original programming for our programming networks and also license such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

•
International and Other: Principally includes AMCNI, the Company's international programming businesses consisting of a portfolio of channels in over 130 countries and territories around the world; IFC Films, the Company's independent film distribution business; Levity, acquired April 20, 2018, our production services and comedy venues company; RLJE, acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and UMC and our wholly-owned subscription streaming services, Shudder and Sundance Now.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Years Ended December 31,
	2018	2017	2016
Revenues, net
National Networks	$2,413,325	$2,367,615	$2,311,040
International and Other	598,306	457,182	459,996
Inter-segment eliminations	(39,702)	(19,106)	(15,382)
Consolidated revenues, net	$2,971,929	$2,805,691	$2,755,654
Operating income (loss)
National Networks	$825,770	$817,566	$784,027
International and Other	(93,326)	(88,894)	(120,914)
Inter-segment eliminations	(5,535)	(6,313)	(5,557)
Consolidated operating income	$726,909	$722,359	$657,556
AOI
National Networks	$925,279	$894,912	$855,488
International and Other	19,303	16,219	28,608
Inter-segment eliminations	(12,037)	(6,313)	(5,557)
Consolidated AOI	$932,545	$904,818	$878,539
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring expense or credit and the Company’s proportionate share of adjusted operating income (loss) from greater than 50% owned equity method investees.
From time to time, we may exclude from AOI the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect our operating performance. We believe that AOI is an appropriate measure for evaluating the operating performance on both an operating segment and consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in the industry.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Operating income	$726,909	$722,359	$657,556
Share-based compensation expense	60,979	53,545	38,897
Restructuring expense	45,847	6,128	29,503
Impairment and related charges	4,486	28,148	67,805
Depreciation and amortization	91,281	94,638	84,778
Equity investees (>50% interest) AOI	3,043	—	—
AOI	$932,545	$904,818	$878,539

Items Impacting Comparability
RLJE
In October 2018, we acquired a controlling interest in RLJE, a premium digital channel company that operates the subscription streaming services Acorn TV and UMC or Urban Movie Channel. The operating results of RLJE are included in our International and Other segment in the consolidated statement of income from the acquisition date through December 31, 2018.
Levity
On April 20, 2018, we acquired a controlling interest in Levity, a media company that owns and operates comedy venues as well as produces original content for distribution. The operating results of Levity are included in our International and Other segment in the consolidated statement of income from the acquisition date through December 31, 2018.
AMCNI – DMC
On July 12, 2017, the AMCNI – DMC business was sold.
National Networks
In our National Networks segment, which accounted for 81% of our consolidated revenues, net for the year ended December 31, 2018, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and content licensing revenue from the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Changes in revenue are primarily derived from changes in the contractual subscription rates charged for our services; the number of subscribers; the prices and number of advertising spots on our networks; and the availability, amount and timing of licensing fees earned from the distribution of our original programming. We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services. We refer to this as our "penetration." AMC, which is widely distributed throughout the U.S., has a more limited ability to increase its penetration than WE tv, BBC AMERICA, IFC and SundanceTV. To the extent not already carried on more widely penetrated service tiers, WE tv, BBC AMERICA, IFC and SundanceTV, although carried by all of the larger U.S. distributors, have higher growth opportunities due to their current penetration levels with those distributors. Our revenues may also increase over time through contractual rate increases stipulated in our affiliation agreements. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may help fund the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.
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
To an increasing extent, the success of our business depends on original programming, both scripted and unscripted, across all of our networks. In recent years, we have introduced a number of scripted original series. These series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our networks. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the individual-film-forecast-computation method.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $48.8 million, $47.7 million and $25.6 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively (see further discussion below).
See "— Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, Levity, RLJE, IFC Films, our independent film distribution business and our subscription streaming services (i.e. Sundance Now and Shudder and Acorn TV and UMC from the date of acquisition of RLJE). The AMCNI – DMC business was sold on July 12, 2017.
In our International and Other segment, which accounted for 20% of our consolidated revenues for the year ended December 31, 2018, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from production services from Levity, revenues from our wholly-owned subscription streaming services Shudder and Sundance Now, as well as channels operated by RLJE; AcornTV and UMC, revenues from the distribution of content of IFC Films and RLJE, and Levity's operation of comedy venues. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by a consumer for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. For the year ended December 31, 2018, distribution revenues represented 85% of the revenues of the International and Other segment. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America. Our subscription streaming services are available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
Programming, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expense, and represent the largest expense of the International and Other segment and primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various subscription-based streaming services. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
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
The Company's 2016 results reflect an impairment charge of $67.8 million in connection with the sale of the Amsterdam-based media logistics facility, AMCNI – DMC. The Company completed the sale of AMCNI – DMC in 2017 and recognized a pre-tax loss of $11.0 million and an impairment charge of $17.1 million (see Note 4 to the accompanying consolidated financial statements).
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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,971,929	100.0%	$2,805,691	100.0%	$166,238	5.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,445,949	48.7	1,341,076	47.8	104,873	7.8
Selling, general and administrative	657,457	22.1	613,342	21.9	44,115	7.2
Depreciation and amortization	91,281	3.1	94,638	3.4	(3,357)	(3.5)
Impairment and related charges	4,486	0.2	28,148	1.0	(23,662)	(84.1)
Restructuring expense	45,847	1.5	6,128	0.2	39,719	n/m
Total operating expenses	2,245,020	75.5	2,083,332	74.3	161,688	7.8
Operating income	726,909	24.5	722,359	25.7	4,550	0.6%
Other income (expense):
Interest expense, net	(135,813)	(4.6)	(119,297)	(4.3)	(16,516)	13.8
Loss on extinguishment of debt	—	—	(3,004)	(0.1)	3,004	n/m
Miscellaneous, net	29,177	1.0	40,320	1.4	(11,143)	(27.6)
Total other income (expense)	(106,636)	(3.6)	(81,981)	(2.9)	(24,655)	30.1
Net income from operations before income taxes	620,273	20.9	640,378	22.8	(20,105)	(3.1)
Income tax expense	(156,306)	(5.3)	(150,741)	(5.4)	(5,565)	3.7
Net income including noncontrolling interests	463,967	15.6%	489,637	17.5%	(25,670)	(5.2)
Net income attributable to noncontrolling interests	(17,780)	(0.6)%	(18,321)	(0.7)%	541	(3.0)
Net income attributable to AMC Networks' stockholders	$446,187	15.0%	$471,316	16.8%	$(25,129)	(5.3)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,413,325	100.0%	$2,367,615	100.0%	$45,710	1.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,080,732	44.8	1,064,580	45.0	16,152	1.5
Selling, general and administrative	455,935	18.9	451,820	19.1	4,115	0.9
Depreciation and amortization	33,728	1.4	33,702	1.4	26	0.1
Restructuring expense (credit)	17,160	0.7	(53)	—	17,213	n/m
Operating income	$825,770	34.2%	$817,566	34.5%	$8,204	1.0%
Share-based compensation expense	48,621	2.0	43,697	1.8	4,924	11.3
Restructuring expense (credit)	17,160	0.7	(53)	—	17,213	n/m
Depreciation and amortization	33,728	1.4	33,702	1.4	26	0.1
AOI	$925,279	38.3%	$894,912	37.8%	$30,367	3.4%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$598,306	100.0%	$457,182	100.0%	$141,124	30.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	392,793	65.7	289,238	63.3	103,555	35.8
Selling, general and administrative	201,611	33.7	161,573	35.3	40,038	24.8
Depreciation and amortization	57,553	9.6	60,936	13.3	(3,383)	(5.6)
Impairment and related charges	4,486	0.7	28,148	6.2	(23,662)	(84.1)
Restructuring expense	35,189	5.9	6,181	1.4	29,008	n/m
Operating loss	$(93,326)	(15.6)%	$(88,894)	(19.4)%	$(4,432)	5.0%
Share-based compensation expense	12,358	2.1	9,848	2.2	2,510	25.5
Restructuring expense	35,189	5.9	6,181	1.4	29,008	n/m
Impairment and related charges	4,486	0.7	28,148	6.2	(23,662)	(84.1)
Depreciation and amortization	57,553	9.6	60,936	13.3	(3,383)	(5.6)
Equity investees (>50% interest) AOI	3,043	0.5	—	—	3,043	n/m
AOI	$19,303	3.2%	$16,219	3.5%	$3,084	19.0%

Revenues, net
Revenues, net increased $166.2 million to $3.0 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
National Networks	$2,413,325	81.2%	$2,367,615	84.4%	$45,710	1.9%
International and Other	598,306	20.1	457,182	16.3	141,124	30.9
Inter-segment eliminations	(39,702)	(1.3)	(19,106)	(0.7)	(20,596)	107.8
Consolidated revenues, net	$2,971,929	100.0%	$2,805,691	100.0%	$166,238	5.9%
National Networks
The increase in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$944,675	39.1%	$959,551	40.5%	$(14,876)	(1.6)%
Distribution	1,468,650	60.9	1,408,064	59.5	60,586	4.3
	$2,413,325	100.0%	$2,367,615	100.0%	$45,710	1.9%

•
Advertising revenues decreased $14.9 million driven by a decrease of $47.2 million at AMC due to lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $60.6 million due to an increase in subscription revenues of $52.2 million across all of our networks resulting from an increase in rates, partially offset by a slight decline in total subscribers. Content licensing revenues increased $8.4 million due to an increase in the number of original programs we distributed. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

The following table presents certain subscriber information at December 31, 2018 and December 31, 2017:

	Estimated Domestic Subscribers (1)
	December 31, 2018	December 31, 2017
National Programming Networks:
AMC	89,000	90,500
WE tv	84,600	86,000
BBC AMERICA	80,900	80,600
IFC	75,100	74,200
SundanceTV	69,900	70,600
________________

(1)	Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$91,404	15.3%	$89,894	19.7%	$1,510	1.7%
Distribution and other	506,902	84.7	367,288	80.3	139,614	38.0
	$598,306	100.0%	$457,182	100.0%	$141,124	30.9%
The increase of $1.5 million in advertising revenues was principally due to the favorable impact of foreign currency translation of $1.2 million. Distribution revenues increased primarily due to a $134.9 million impact from the Levity and RLJE acquisitions, increases at our wholly-owned subscription streaming services of $9.3 million and an increase at IFC Films of $2.3 million. Foreign currency translation had a favorable impact to distribution revenue of $8.8 million which was offset by a decrease of $10.7 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017).
Technical and operating expense (excluding depreciation and amortization)
The components of technical and operating expense primarily include the amortization and write-offs of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
Technical and operating expense (excluding depreciation and amortization) increased $104.9 million to $1.4 billion for 2018 as compared to 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$1,080,732	$1,064,580	$16,152	1.5%
International and Other	392,793	289,238	103,555	35.8
Inter-segment eliminations	(27,576)	(12,742)	(14,834)	116.4
Total	$1,445,949	$1,341,076	$104,873	7.8%
Percentage of revenues, net	48.7%	47.8%
National Networks
The increase in technical and operating expense was primarily attributable to an increase of $28.2 million in other direct programming costs which includes participation, development costs and delivery expenses, partially offset a decrease in program rights amortization expense of $12.0 million. Program rights amortization expense includes write-offs of $48.8 million for the year ended December 31, 2018 primarily based on management's assessment of programming usefulness of certain original programming and development costs at AMC and unscripted series at WE tv, as compared to program rights write-offs of $47.7 million primarily related to certain original programming and development costs at AMC for the year ended December 31, 2017.
There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of amortization recorded from owned original programming in each period based on the individual-film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an $88.0 million impact from the Levity and RLJE acquisitions. In addition, technical and operating expense increased $10.3 million at our wholly-owned subscription streaming services (Shudder and Sundance Now) due to the continued investment in programming and an increase of $11.5 million at AMCNI due to the increased investment in content and other direct programming costs, partially offset by the absence of $7.0 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $4.9 million.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $44.1 million to $657.5 million for 2018 as compared to 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$455,935	$451,820	$4,115	0.9%
International and Other	201,611	161,573	40,038	24.8
Inter-segment eliminations	(89)	(51)	(38)	74.5
Total	$657,457	$613,342	$44,115	7.2%
Percentage of revenues, net	22.1%	21.9%
National Networks
The increase in the National Networks segment selling, general and administrative expense was driven principally as a result of a $10.2 million increase in employee related costs and professional fees, partially offset by a decrease in sales and marketing related costs of $6.1 million related to timing of the promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to a $41.4 million impact from the acquisitions of Levity and RLJE. In addition, increases in selling, general and administrative expense across the segment were offset by a decrease at AMCNI due to the absence of costs related to AMCNI – DMC (sold in July 2017), partially offset by an increase at IFC Films. Foreign currency translation had an unfavorable impact to the change in selling, general and administrative expense of $1.7 million.
Depreciation and amortization
Depreciation and amortization decreased $3.4 million to $91.3 million for 2018 as compared to 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$33,728	$33,702	$26	0.1%
International and Other	57,553	60,936	(3,383)	(5.6)
	$91,281	$94,638	$(3,357)	(3.5)%
The decrease in depreciation and amortization expense in the International and Other segment was attributable to a decrease in amortization expense of $4.2 million due the absence of a $9.0 million charge recorded in 2017 resulting from accelerated amortization of certain identifiable intangible assets at AMCNI, partially offset by an increase in amortization expense of $6.0 million from intangible assets related to the acquisitions of Levity and RLJE. The net decrease in amortization expense was partially offset by an increase in depreciation expense of $2.2 million as a result of the property and equipment acquired in connection with the acquisitions, as well as an increase of $3.9 million related to leasehold additions, partially offset by a decrease of $5.3 million due to the the absence of AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in depreciation and amortization of $0.8 million.
Impairment and related charges
In September 2018, in connection with the disposition of a business, AMCNI recognized a $4.4 million charge primarily related to program rights.
In July 2017, we completed the sale of our Amsterdam-based media logistics facility, AMCNI – DMC. In connection with the sale, we recognized an impairment charge of $17.1 million to reflect the AMCNI-DMC assets held for sale at fair value less estimated sale costs and an $11.0 million pre-tax loss on sale.

Restructuring expense
Restructuring expense of $45.8 million for the year ended December 31, 2018 related to (i) a restructuring plan commenced by management in September 2018 designed to reduce the cost structure of the Company and improve the organizational design of the Company through the elimination of certain roles and the re-alignment of certain senior leaders to new or additional responsibilities and (ii) the termination of distribution in certain territories at AMCNI. The components of the 2018 restructuring charge by segment was are follows:

	2018 Restructuring Charge
(In thousands)	Restructuring Plan	Distribution Exits	Total
National Networks	$17,160	$—	$17,160
International and Other (a)	18,803	16,386	35,189
Inter-segment Eliminations	—	(6,502)	(6,502)
	$35,963	$9,884	$45,847
(a) Restructuring expense in the International and Other segment includes $9.4 million related to corporate headquarters severance charges.
Restructuring expense of $6.1 million for the year ended December 31, 2017 related to charges incurred at the International and Other segment for corporate headquarters severance costs of $2.6 million and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories of $3.5 million.
Operating Income

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$825,770	$817,566	$8,204	1.0%
International and Other	(93,326)	(88,894)	(4,432)	5.0
Inter-segment Eliminations	(5,535)	(6,313)	778	(12.3)
	$726,909	$722,359	$4,550	0.6%
The increase in operating income at the National Networks segment was primarily attributable to an increase in revenues of $45.7 million, partially offset by an increase in restructuring expense of $17.2 million, an increase in technical and operating expense of $16.2 million and an increase in selling, general and administrative expense of $4.1 million.
The increase in operating loss at the International and Other segment was primarily attributable to a net increase in expense of $5.3 million related to restructuring charges and impairment and other charges combined in 2018 as compared to 2017 (see discussion above) and a net operating loss of $2.8 million from Levity and RLJE. Depreciation and amortization decreased $11.6 million (excluding the impact of the acquisitions of Levity and RLJE) principally due to the accelerated amortization expense of $9.0 million recorded at AMCNI in 2017. Foreign currency translation had a favorable impact to the change in operating income of $2.7 million.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
Operating income	$726,909	$722,359	$4,550	0.6%
Share-based compensation expense	60,979	53,545	7,434	13.9
Restructuring expense	45,847	6,128	39,719	648.2
Impairment and related charges	4,486	28,148	(23,662)	(84.1)
Depreciation and amortization	91,281	94,638	(3,357)	(3.5)
Equity investees (>50% interest) AOI	3,043	—	3,043	n/m
Consolidated AOI	$932,545	$904,818	$27,727	3.1%

AOI increased $27.7 million to $932.5 million for 2018 as compared to 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$925,279	$894,912	$30,367	3.4%
International and Other	19,303	16,219	3,084	19.0
Inter-segment eliminations	(12,037)	(6,313)	(5,724)	90.7
AOI	$932,545	$904,818	$27,727	3.1%
National Networks AOI increased due to an increase in revenues, net of $45.7 million, partially offset by an increase in technical and operating expenses of $16.2 million resulting primarily from an increase in other direct programming costs.
International and Other AOI increased due to an increase in revenues, net of $141.1 million, partially offset by an increase in technical and operating expenses of $103.6 million, an increase in selling, general and administrative expenses (excluding stock based compensation) of $38.3 million. The acquisitions of Levity and RLJE had a favorable impact on AOI of $8.4 million (which includes an increase of $3.0 million related to the AOI of greater than fifty percent owned equity method investees). Foreign currency translation had a favorable impact on AOI of approximately $4.4 million.
Interest expense, net
The increase in interest expense, net of $16.5 million from 2017 to 2018 was attributable an increase in interest expense of $21.0 million primarily resulting from the issuance of our $800 million in aggregate principal amount of 4.75% Senior Notes due 2025 on July 28, 2017, partially offset by an increase in interest income of $4.5 million principally due to interest income earned in 2018 (through the date of acquisition) on term loans entered into with RLJE in October 2016 and fuboTV in April 2018, and an increase in interest earned on cash balances due to an increase in interest rates compared to the same period in 2017.
Loss on extinguishment of debt
The loss on extinguishment of debt for the year ended December 31, 2017 of $3.0 million was primarily due to the write-off of a portion of unamortized deferred financing costs following the amendment of our Term Loan A Facility in July 2017.
Miscellaneous, net
The decrease in miscellaneous, net of $11.1 million was principally the result of a $21.8 million unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity from both foreign currency transactions as well as intercompany loans and impairment charges of $13.5 million for the partial write-down of certain of our investments. Partially offsetting such decreases are an increase of $22.1 million in gains on derivative instruments principally due to the value of derivative instruments and warrants held related to RLJE (recorded through the date of acquisition) and an increase in the value of our marketable equity securities of $4.6 million primarily driven by a gain recorded through the date of acquisition in the fair market value of RLJE common shares held of $14.1 million, partially offset by a decrease in value of one of our marketable equity securities of $9.5 million. The gains recorded related to RLJE are driven by the increase in the fair value of RLJE common stock as a result of our agreement to acquire all the outstanding shares of RLJE for a purchase price of $6.25 per share (see further discussion below under heading "Other Matters").
Income tax expense
Income tax expense was $156.3 million for the year ended December 31, 2018, representing an effective tax rate of 25%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $16.4 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $11.5 million and a tax benefit of $12.8 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018) and return to provision adjustments.
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

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests consists of the noncontrolling parties' share of net earnings of consolidated joint ventures. The net change for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to a decrease in earnings attributable to certain international non-controlling interests.
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
Restructuring expense
Restructuring expense of $6.1 million for the year ended December 31, 2017 related to charges incurred at the International and Other segment for corporate headquarters severance costs of $2.6 million and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories of $3.5 million.
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
Interest expense, net
The increase in interest expense, net of $0.7 million from 2016 to 2017 was attributable an increase in interest expense of $10.4 million primarily resulting from the issuance of our $800 million in aggregate principal amount of 4.75% Senior Notes due 2025 on July 28, 2017 and $1.0 billion in aggregate principal amount of 5.00% Senior Notes due 2024 entered into on March 30, 2016, partially offset by a decrease in interest expense related to our early redemption of our 7.75% Notes in March 2016. The increase in interest expense, was partially offset by an increase in interest income of $9.6 million principally related to $8.3 million interest income earned on term loans to RLJE.
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
Miscellaneous, net
The decrease in miscellaneous, net of $73.8 million was principally the result of a $54.0 million favorable variance in the foreign currency remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity from both foreign currency transactions as well as intercompany loans. Certain intercompany loans which were the primary driver of transaction losses in 2016 were settled in the third quarter of 2016. Miscellaneous, net also includes an increase in gains on derivative instruments of $18.9 million primarily related to the RLJE derivatives due to an increase in the price of RLJE common stock and a gain in the fair market value of RLJE common shares held of $2.2 million which started to be recognized during the second quarter 2017 upon meeting the criteria to be accounted for as an equity method investment following the exercise of warrants, for which we have elected the fair value option.

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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2018, the Company repurchased 5.4 million shares of its Class A common stock at an average purchase price of $52.56 per share. As of December 31, 2018, the Company has $559.4 million available for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the acquisition and production of programming, debt service, repurchases of outstanding debt and common stock, payments for income taxes and investments and acquisitions. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. We expect this increased investment to continue in 2019.
As of December 31, 2018, our consolidated cash and cash equivalents balance includes approximately $121.2 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period. The Company intends to maintain its indefinite reinvestment assertion.
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

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flow provided by operating activities	$606,547	$385,729	$514,325
Cash flow used in investing activities	(260,184)	(130,602)	(174,574)
Cash flow used in financing activities	(314,607)	(204,210)	(153,864)
Net increase in cash from operations	31,756	50,917	185,887
Operating Activities
Net cash provided by operating activities amounted to $606.5 million for the year ended December 31, 2018 as compared to $385.7 million for the year ended December 31, 2017. In 2018, net cash provided by operating activities resulted from $1.6 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, which was partially offset by payments for program rights of $978.8 million. Additionally, income taxes payable decreased $17.0 million and accounts payable, accrued expenses and other liabilities increased $48.9 million primarily due to higher accruals for participation and residuals, partially offset by lower employee related liabilities at December 31, 2018 as compared to the prior year. Accounts receivable, trade, increased $52.1 million at December 31, 2018 as compared to the prior year primarily driven by higher distribution revenues as well as timing of cash receipts. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $13.4 million.
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
Investing Activities
Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $260.2 million, $130.6 million and $174.6 million, respectively. In 2018, net cash used in investing activities was primarily related to capital expenditures of $89.8 million, primarily related to modernization and improvements of facilities and equipment, payments for acquisitions, net of cash acquired of $84.4 million related to Levity and RLJE, and the purchase of several minority investments, including loans to investees, of $90.1 million, partially offset by a return of capital from investees.
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
Financing Activities
Net cash used in financing activities amounted to $314.6 million for the year ended December 31, 2018 as compared to $204.2 million for the year ended December 31, 2017 and $153.9 million for the year ended December 31, 2016. In 2018, financing activities primarily consisted of purchases of Class A Common Stock of $283.1 million under our 2016 Stock Repurchase Program, distributions to noncontrolling members of $14.3 million, and taxes paid in lieu of shares issued for equity-based compensation of $16.8 million.
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
Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2018	December 31, 2017
Senior Secured Credit Facility:(a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	2,584	—
Principal amount of debt	$3,152,584	$3,150,000

(a)	The Company's $500 million revolving credit facility remains undrawn at December 31, 2018. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Additional information regarding our outstanding indebtedness and the significant terms and provisions of our Senior Secured Credit Facility and our Senior Notes is discussed in Note 12 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2018 are summarized in the following table:

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:
Principal payments	$3,152,584	$21,334	$831,250	$1,300,000	$1,000,000
Interest payments (1)	773,642	147,141	286,850	238,651	101,000
Purchase obligations (2)	1,752,139	648,203	531,366	122,747	449,823
Operating lease obligations	288,864	39,576	67,204	65,411	116,673
Capital lease obligations (3)	36,643	7,665	10,353	8,928	9,697
Total	$6,003,872	$863,919	$1,727,023	$1,735,737	$1,677,193

(1)	Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2018.

(2)	Purchase obligations consist primarily of program rights obligations, participations, residuals, and transmission and marketing commitments.

(3)	Capital lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2018, the liability for uncertain tax positions was $23.2 million, excluding the related accrued interest liability of $6.1 million and deferred tax assets of $6.0 million. See Note 16 to the accompanying consolidated financial statements for further discussion of the Company's income taxes.
In connection with the 2018 acquisition of RLJE, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company at the greater of the then fair market value or enterprise value of RLJE, in each case pursuant to the operating agreement and applied to the equity interest. The put option is exercisable following the seven (October 31, 2025) year anniversary of the agreement, or earlier upon a change of control. The above table does not include any future payments that would be required upon the exercise of these put rights.
In connection with the 2018 acquisition of Levity, the terms of the operating agreement provide the noncontrolling interest holders with a right to put 50% of their interests to a subsidiary of the Company on the four year anniversary of the agreement and a right to put all of their interests to the Company on the six year anniversary of the agreement. The put rights are at fair market value. The above table does not include any future payments that would be required upon the exercise of these put rights.
In connection with the 2014 acquisition of BBC AMERICA, the terms of the agreement provide the BBC with a right to put all of its 50.1% noncontrolling interest to a subsidiary of the Company at the greater of the then fair value or the fair value of the initial equity interest at the closing date of the acquisition. The put option is exercisable on the fifteen (October 23, 2029) and twenty-five (October 23, 2039) year anniversaries of the agreement. The above table does not include any future payments that would be required upon the exercise of these put rights.
In connection with the creation of a joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to a subsidiary of the Company at the then fair value. The above table does not include any future payments that would be required upon the exercise of this put right.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ materially from our estimates and assumptions. We base our estimates on historical experience, known or expected trends and other assumptions that we believe are reasonable under the circumstances.
We believe the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements:
Program Rights
Licensed rights to programming, including feature films and episodic series, are stated at the lower of amortized cost or net realizable value. Such rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or when the license period begins. Costs are amortized to technical and operating expense on a straight-line or accelerated basis over a period not to exceed the respective license periods. We periodically review the remaining useful lives of our licensed program rights based on several factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the remaining useful life of such rights is adjusted accordingly, which may result in the accelerated amortization or write-off of such costs to technical and operating expense.

Our owned original programming is produced by production companies, with the remainder produced by us. Owned original programming costs, including certain development and estimated participation and residual costs are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. We base our estimates of projected attributable revenue on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on our current expectation of future exhibitions. We periodically review attributable revenue estimates and projected program usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the unamortized costs to fair value. For example, a program's strong performance could result in increased usage and increased attributable revenues in a particular period, resulting in accelerated amortization of costs in that period. Poor ratings may result in the reduction of attributable revenue from planned usage or the abandonment of a program, which would require a write-off of any unamortized costs. Actual attributable revenue and exhibitions may vary from our projections due to factors such as market acceptance, levels of distribution and advertising revenue, resulting in changes to our decisions regarding planned program usage. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Any capitalized development costs for programs that we determine will not be produced are also written off. Historically, other than instances of write-offs associated with our decisions to abandon programming, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
Program rights write-offs of $50.5 million, $49.4 million and $26.2 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.
Useful Lives of Finite-Lived Intangible Assets
Our intangible assets represent affiliation agreements and customer relationships, advertiser relationships, trade names and other intangible assets acquired in business combinations. The estimated useful lives and net carrying values of these intangible assets at December 31, 2018 are as follows:

	Net Carrying Value at, December 31, 2017	Estimated Useful Lives in Years
Affiliate and customer relationships	$422,271	6 to 25 years
Advertiser relationships	28,669	11 years
Trade names	100,801	3 to 20 years
Other amortizable intangible assets	7,266	5 to 15 years
	$559,007
The useful lives for affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements we had in place with our major distributors at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. We have been successful in renewing our major affiliation agreements and maintaining customer relationships in the past and believe we will be able to renew our major affiliation agreements and maintain those customer relationships in the future. However, it is possible that we will not successfully renew such agreements as they expire or that if we do, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business and the carrying values of the related intangible assets.
There have been instances when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals. If an affiliate were to cease carrying a service on an other-than-temporary basis, we would record an impairment charge for the then remaining carrying value of that affiliation agreement intangible asset. If we were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, we would evaluate the impact on our cash flows and, if necessary, would further evaluate such indication of potential impairment of the asset group containing that intangible asset. We also would evaluate whether the remaining useful life of the affiliate relationship intangible asset remained appropriate.
Goodwill
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. In accordance with Accounting

Standards Update 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company recognizes goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.
The carrying amount of goodwill, by operating segment is as follows:

December 31, 2018
National Networks	$238,431
International and Other	559,606
$798,037
Based on our annual impairment test for goodwill as of December 1, 2018, no impairment charge was required for any of our reporting units. We performed a qualitative assessment for all reporting units, other than the International Programming Networks reporting unit. The qualitative assessments included, but were not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting units over their carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. We performed a quantitative assessment for our International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of our International Programming Networks reporting unit decreased by more than 6%, we would be required to record an impairment of goodwill.
In assessing the recoverability of goodwill for our International Programming Networks reporting unit, we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Estimates of fair value for goodwill impairment testing are primarily determined using discounted cash flows and comparable market transactions methods. The discounted cash flow method is based on estimates and assumptions of future revenue and expense and an appropriate discount rate. Projected future cash flows primarily include assumptions about renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers, trends in fixed price arrangements, the number of advertising spots and average rate per spot and the cost of program rights, among other assumptions. If these estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill. For example, if our future revenue growth is lower than expected, or if our programming costs exceed amounts currently expected, and we are unable to mitigate the impact of these factors, or if the discount rate used to estimate fair value increases 100 basis points or more, an impairment charge related to the goodwill associated with our International Programming Networks reporting unit may be required, which might be material to our results of operations in the corresponding reporting period.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2018, the fair value of our fixed rate debt of $2.25 billion was less than its carrying value of $2.37 billion by $119.3 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2018 would increase the estimated fair value of our fixed rate debt by approximately $106 million to approximately $2.35 billion.
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
As of December 31, 2018, we have $3.1 billion of debt outstanding (excluding capital leases), of which $739.7 million outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2018 would increase our annual interest expense by approximately $7.4 million.

As of December 31, 2018, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The aggregate fair values of interest rate swap contracts at December 31, 2018 was a net liability of $0.4 million. The interest rate paid on approximately 79% of our debt (excluding capital leases) as of December 31, 2018 is effectively fixed (76% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized losses, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $(0.3) million and is included in accumulated other comprehensive loss.
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
The Company recognized $(6.8) million, $15.0 million and $(39.0) million of foreign currency transaction gains (losses) for the years ended December 31, 2018, 2017 and 2016, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Management determined that it would not be possible to assess the effectiveness of internal control over financial reporting of Levity Entertainment Group LLC ("Levity") and RLJ Entertainment Inc. ("RLJE"), both acquired during 2018, and excluded Levity and RLJE from its assessment of internal control over financial reporting as of December 31, 2018. Aggregate revenues, net and total assets of Levity and RLJE represented, in aggregate, 5% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2018 (the "2019 Proxy Statement"), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2019 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2019 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2019 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information relating to principal accounting fees and services will be included in the 2019 Proxy Statement, which is incorporated herein by reference.

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

10.11
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

10.17	Employment Agreement dated June 27, 2016, between AMC Networks Inc. and Christian Wymbs (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2016).

10.18	AMC Networks Inc. 2016 Employee Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 26, 2016).

10.19	AMC Networks Inc. 2016 Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 28, 2016).

10.20	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.21	Form of Performance Restricted Stock Unit Award Agreement under the 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.22	Form of Restricted Stock Unit Award Agreement under the 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	March 1, 2019	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 28, 2019
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	February 28, 2019
Sean S. Sullivan	(Principal Financial Officer)

/s/ Christian B. Wymbs	Executive Vice President and Chief Accounting Officer	February 28, 2019
Christian B. Wymbs	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 28, 2019
Charles F. Dolan

/s/ William J. Bell	Director	February 28, 2019
William J. Bell

/s/ Frank J. Biondi, Jr.	Director	February 28, 2019
Frank J. Biondi, Jr.

/s/ James L. Dolan	Director	February 28, 2019
James L. Dolan

/s/ Kristin A. Dolan	Director	February 28, 2019
Kristin A. Dolan

Name	Title	Date

/s/ Marianne Dolan Weber	Director	February 28, 2019
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 28, 2019
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 28, 2019
Thomas C. Dolan

/s/ Jonathan F. Miller	Director	February 28, 2019
Jonathan F. Miller

/s/ Brian G. Sweeney	Director	February 28, 2019
Brian G. Sweeney

/s/ Vincent Tese	Director	February 28, 2019
Vincent Tese

/s/ Leonard Tow	Director	February 28, 2019
Leonard Tow

/s/ David E. Van Zandt	Director	February 28, 2019
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 28, 2019
Carl E. Vogel

/s/ Robert C. Wright	Director	February 28, 2019
Robert C. Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, and the related financial statement schedule as listed in the index to Item 15 (collectively, the ”consolidated financial statements”), and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.
Management excluded Levity Entertainment Group LLC ("Levity") and RLJ Entertainment, Inc. ("RLJE"), both acquired during 2018, from its assessment of internal control over financial reporting as of December 31, 2018. Revenues, net and total assets of Levity and RLJE represented, in aggregate, approximately 5% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Levity and RLJE.
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

/s/ KPMG LLP
New York, New York
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:
Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes, and the related financial statement schedule as listed in the index to Item 15 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue, effective January 1, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2011
New York, New York
March 1, 2019

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$554,886	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $10,788 and $9,691)	835,977	775,891
Current portion of program rights, net	440,739	443,604
Prepaid expenses and other current assets	131,809	91,726
Total current assets	1,963,411	1,870,004
Property and equipment, net	246,262	183,514
Program rights, net	1,214,051	1,329,125
Deferred carriage fees, net	16,831	29,924
Intangible assets, net	578,907	457,242
Goodwill	798,037	695,158
Deferred tax assets, net	19,272	20,081
Other assets	441,792	447,937
Total assets	$5,278,563	$5,032,985
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$107,066	$102,197
Accrued liabilities	264,918	263,076
Current portion of program rights obligations	343,589	327,549
Deferred revenue	55,424	46,433
Current portion of long-term debt	21,334	—
Current portion of capital lease obligations	5,090	4,847
Total current liabilities	797,421	744,102
Program rights obligations	373,249	534,980
Long-term debt, net	3,088,221	3,099,257
Capital lease obligations	21,427	26,277
Deferred tax liability, net	145,443	109,698
Other liabilities	208,036	136,122
Total liabilities	4,633,797	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	299,558	218,604
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,255 and 62,721 shares issued and 44,749 and 49,601 shares outstanding, respectively	633	627
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	239,767	191,303
Accumulated earnings	1,228,942	766,725
Treasury stock, at cost (18,507 and 13,120 shares Class A Common Stock, respectively)	(992,583)	(709,440)
Accumulated other comprehensive loss	(160,194)	(114,386)
Total AMC Networks stockholders' equity	316,680	134,944
Non-redeemable noncontrolling interests	28,528	29,001
Total stockholders' equity	345,208	163,945
Total liabilities and stockholders' equity	$5,278,563	$5,032,985
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2018	2017	2016
Revenues, net (including revenues, net from related parties of $5,578, $6,168 and $15,873, respectively)	$2,971,929	$2,805,691	$2,755,654
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,445,949	1,341,076	1,279,984
Selling, general and administrative (including charges from related parties of $1,647, $1,524 and $3,086, respectively)	657,457	613,342	636,028
Depreciation and amortization	91,281	94,638	84,778
Impairment and related charges	4,486	28,148	67,805
Restructuring expense	45,847	6,128	29,503
Total operating expenses	2,245,020	2,083,332	2,098,098
Operating income	726,909	722,359	657,556
Other income (expense):
Interest expense	(154,993)	(134,001)	(123,632)
Interest income	19,180	14,704	5,064
Loss on extinguishment of debt	—	(3,004)	(50,639)
Miscellaneous, net	29,177	40,320	(33,524)
Total other income (expense)	(106,636)	(81,981)	(202,731)
Income from operations before income taxes	620,273	640,378	454,825
Income tax expense	(156,306)	(150,741)	(164,862)
Net income including noncontrolling interests	463,967	489,637	289,963
Net income attributable to noncontrolling interests	(17,780)	(18,321)	(19,453)
Net income attributable to AMC Networks' stockholders	$446,187	$471,316	$270,510

Net income per share attributable to AMC Networks' stockholders:
Basic	$7.68	$7.26	$3.77
Diluted	$7.57	$7.18	$3.74

Weighted average common shares:
Basic	58,066	64,905	71,746
Diluted	58,947	65,625	72,410

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2018	2017	2016
Net income including noncontrolling interests	$463,967	$489,637	$289,963
Other comprehensive income (loss):
Foreign currency translation adjustment	(41,716)	76,023	(45,426)
Unrealized (loss) gain on interest rate swaps	(356)	(35)	22
Unrealized gain on available for sale securities	—	5,398	—
Amounts reclassified from accumulated other comprehensive loss	(370)	—	—
Other comprehensive income (loss), before income taxes	(42,442)	81,386	(45,404)
Income tax benefit (expense)	45	(1,974)	(12,337)
Other comprehensive income (loss), net of income taxes	(42,397)	79,412	(57,741)
Comprehensive income	421,570	569,049	232,222
Comprehensive income attributable to noncontrolling interests	(16,044)	(21,430)	(16,491)
Comprehensive income attributable to AMC Networks' stockholders	$405,526	$547,619	$215,731
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity (Deficiency)	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2015	$621	$115	$123,157	$24,880	$(51,993)	$(136,057)	$(39,277)	$30,639	$(8,638)
Net income attributable to AMC Networks' stockholders	—	—	—	270,510	—	—	270,510	—	270,510
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	(97)	(97)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,784	2,784
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,926)	(1,926)
Treasury stock not yet settled and other	—	—	(10,454)	19	—	—	(10,435)	—	(10,435)
Other comprehensive income	—	—	—	—	—	(57,741)	(57,741)	(2,962)	(60,703)
Share-based compensation expense	—	—	38,897	—	—	—	38,897	—	38,897
Proceeds from the exercise of stock options	1	—	1,227	—	—	—	1,228	—	1,228
Treasury stock acquired	—	—	—	—	(223,237)	—	(223,237)	—	(223,237)
Restricted stock units converted to shares	2	—	(10,824)	—	—	—	(10,822)	—	(10,822)
Excess tax benefits on share-based awards	—	—	795	—	—	—	795	—	795
Balance, December 31, 2016	624	115	142,798	295,409	(275,230)	(193,798)	(30,082)	28,438	(1,644)
Net income attributable to AMC Networks' stockholders	—	—	—	471,316	—	—	471,316	—	471,316
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	524	524
Distribution to noncontrolling member	—	—	—	—	—	—	—	(3,070)	(3,070)
Treasury stock not yet settled	—	—	(995)	—	—	—	(995)	—	(995)
Settlement of treasury stock	—	—	10,454	—	—	—	10,454	—	10,454
Other comprehensive income	—	—	—	—	—	79,412	79,412	3,109	82,521
Share-based compensation expense	—	—	53,545	—	—	—	53,545	—	53,545
Treasury stock acquired	—	—	—	—	(434,210)	—	(434,210)	—	(434,210)
Restricted stock units converted to shares	3	—	(14,499)	—	—	—	(14,496)	—	(14,496)
Balance, December 31, 2017	627	115	191,303	766,725	(709,440)	(114,386)	134,944	29,001	163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	446,187	—	—	446,187	—	446,187
Net income attributable to Non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,756	2,756
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,847)	(2,847)
Noncontrolling interests acquired	—	—	—	—	—	—	—	1,354	1,354
Cumulative effects of adoption of accounting standards	—	—	—	16,030	—	(3,411)	12,619	—	12,619
Treasury stock not yet settled	—	—	(986)	—	—	—	(986)	—	(986)
Settlement of treasury stock	—	—	996	—	—	—	996	—	996
Other comprehensive income	—	—	—	—	—	(42,397)	(42,397)	(1,736)	(44,133)
Share-based compensation expense	—	—	60,979	—	—	—	60,979	—	60,979
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Treasury stock acquired	—	—	—	—	(283,143)	—	(283,143)	—	(283,143)
Restricted stock units converted to shares	6	—	(16,842)	—	—	—	(16,836)	—	(16,836)
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$463,967	$489,637	$289,963
Adjustments to reconcile income from operations to net cash from operating activities:
Depreciation and amortization	91,281	94,638	84,778
Impairment and related charges	4,486	17,112	67,805
Share-based compensation expense related to equity classified awards	60,979	53,545	38,897
Non-cash restructuring charges	7,440	—	—
Amortization and write-off of program rights	961,134	954,238	862,302
Amortization of deferred carriage fees	17,342	17,605	16,990
Unrealized foreign currency transaction (gain) loss	2,057	(15,258)	37,770
Unrealized (gain) loss on derivative contracts, net	(43,476)	(27,233)	(1,920)
Amortization and write-off of deferred financing costs and discounts on indebtedness	7,715	8,436	9,341
Loss on extinguishment of debt	—	3,004	50,639
Bad debt expense	7,399	3,567	1,924
Deferred income taxes	33,367	(48,665)	11,642
Excess tax benefits from share-based compensation arrangements	—	—	(789)
Other, net	5,311	(11,014)	(6,383)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(52,106)	(74,561)	(26,496)
Prepaid expenses and other assets	(2,789)	(59,979)	(4,981)
Program rights and obligations, net	(978,763)	(996,816)	(973,193)
Income taxes payable	(17,006)	(21,966)	43,153
Deferred revenue	(6,392)	(11,553)	(9,836)
Deferred carriage fees, net	(4,250)	(4,617)	(10,396)
Accounts payable, accrued expenses and other liabilities	48,851	15,609	33,115
Net cash provided by operating activities	606,547	385,729	514,325
Cash flows from investing activities:
Capital expenditures	(89,802)	(80,049)	(79,220)
Return of capital from investees	4,088	2,447	—
Payments for acquisitions, net of cash acquired	(84,389)	—	(354)
Investments in and loans to investees	(90,081)	(53,000)	(95,000)
Net cash used in investing activities	(260,184)	(130,602)	(174,574)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	289	1,536,000	982,500
Principal payments on long-term debt	—	(1,257,965)	(848,000)
Premium and fees paid on extinguishment of debt	—	—	(40,954)
Payments for financing costs	—	(10,405)	(2,070)
Deemed repurchase of restricted stock units	(16,836)	(14,496)	(10,822)
Purchase of treasury stock	(283,143)	(434,210)	(223,237)
Proceeds from stock option exercises	4,317	—	1,228
Excess tax benefits from share-based compensation arrangements	—	—	789
Principal payments on capital lease obligations	(4,938)	(4,573)	(4,288)
Distributions to noncontrolling interest	(14,296)	(18,561)	(9,010)
Net cash used in financing activities	(314,607)	(204,210)	(153,864)
Net increase in cash and cash equivalents from operations	31,756	50,917	185,887
Effect of exchange rate changes on cash and cash equivalents	(35,653)	26,477	(20,819)
Cash and cash equivalents at beginning of year	558,783	481,389	316,321
Cash and cash equivalents at end of year	$554,886	$558,783	$481,389
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produce original programming for our programming networks and also license such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

•
International and Other: Principally includes AMCNI, the Company's international programming businesses consisting of a portfolio of channels in over 130 countries and territories around the world; IFC Films, the Company's independent film distribution business; Levity, acquired April 20, 2018, our production services and comedy venues company; RLJE, acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and Urban Movie Channel ("UMC") and our wholly-owned subscription streaming services, Shudder and Sundance Now.

Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its subsidiaries in which a controlling voting interest is maintained or variable interest entities ("VIE's") in which the Company has determined it is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the useful lives and methodologies used to amortize and assess recoverability of program rights, the estimated useful lives of intangible assets and the valuation and recoverability of goodwill and intangible assets.
Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
The Company primarily earns revenue from the distribution of its programming services, including licensing of its programming and other content, and advertising. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer ("transaction price"). The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 3 Revenue Recognition.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results as of and for the year ended December 31, 2018 reflect the application of the new standard, while the reported results for 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
The adoption of the new standard did not result in significant changes in the way the Company records distribution and advertising revenues. However, as a result of applying the new standard, there are certain components of the Company’s distribution revenues where the new standard generally results in earlier recognition of revenue compared to its policies prior to adoption due to: (i) the requirement to estimate and recognize variable consideration prior to such amounts becoming fixed and determinable,

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) recognition of royalties in the period of usage, and (iii) recognition of certain arrangements with minimum guarantees on a time-based (straight-line) basis. See Note 3 Revenue Recognition for more information. As a result of adopting Topic 606, the Company recorded an increase to opening retained earnings of approximately $12.8 million, net of tax, as of January 1, 2018.
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
Technical and Operating Expenses
Costs of revenues, including but not limited to programming expense, primarily consisting of amortization or write-offs of programming rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting and formatting are classified as technical and operating expenses in the consolidated statements of income.
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $196.0 million, $200.4 million and $222.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and is included in selling, general and administrative expenses in the consolidated statements of income.
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction gains (losses) (realized and unrealized) of $(6.8) million, $15.0 million and $(39.0) million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in miscellaneous, net in the consolidated statements of income.
Cash and Cash Equivalents
The Company's cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor's and Moody's Investors Service. The Company selects money market funds that predominantly invest

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2018 and 2017, the Company had $182.1 million and $150.2 million, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.
Program Rights
Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of unamortized cost or net realizable value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or the license period begins. Costs are amortized to technical and operating expense on a straight-line or accelerated basis over a period not to exceed the respective license periods.
The Company's owned original programming is primarily produced by production companies, with the remainder produced by the Company. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (individual-film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to fair value. Any capitalized development costs for programs that the Company determines will not be produced are also written off.
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
Investments
Investments (excluding equity method investments) in equity securities with readily determinable fair values are accounted for at fair value. The Company applies the measurement alternative to fair value for equity securities without readily determinable far values, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. All gains and losses related to equity securities are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income.
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets established in connection with business combinations consist of trademarks. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Deferred Carriage Fees
Deferred carriage fees represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement (up to 10 years).
Derivative Financial Instruments
The Company's derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company's embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense, for interest rate swap contracts and miscellaneous, net, for foreign currency and other derivative contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 14 for a further discussion of the Company's derivative financial instruments.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2018, two customers accounted for 13% and 12%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets). As of December 31, 2017, one customer accounted for 20% of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year.
Redeemable Noncontrolling Interests
Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and stockholders' equity (deficiency) in the Company's consolidated balance sheet at the greater of the initial carrying amount, increased or decreased for contributions, distributions and the noncontrolling interest's share of net income or loss, or its redemption value.
Net Income per Share
The consolidated statements of income present basic and diluted net income per share ("EPS"). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks outstanding equity-based awards.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Basic weighted average shares outstanding	58,066	64,905	71,746
Effect of dilution:
Stock options	15	1	13
Restricted stock units	866	719	651
Diluted weighted average shares outstanding	58,947	65,625	72,410
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
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2018, the Company repurchased 5.4 million shares of its Class A common stock at an average purchase price of $52.56 per share. As of December 31, 2018, the Company has $559.4 million available for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2015	60,910	11,484
Share repurchases	(4,120)	—
Employee and non-employee director stock transactions*	289	—
Balance at December 31, 2016	57,079	11,484
Share repurchases	(7,790)	—
Employee and non-employee director stock transactions*	312	—
Balance at December 31, 2017	49,601	11,484
Share repurchases	(5,386)	—
Employee and non-employee director stock transactions*	534	—
Balance at December 31, 2018	44,749	11,484
*Reflects common stock activity in connection with restricted stock units and stock options granted to employees, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The adoption will include updates provided under ASU 2018-10, Codification Improvements to Topic 842, Leases, as well as ASU 2018-11, Leases (Topic 842), Targeted Improvements. The Company will adopt the standard as of January 1, 2019, using the cumulative effect method of adoption. Accordingly, prior periods will not be restated. We expect to record a right-of-use asset and lease liability of approximately $235 million upon adoption, primarily related to real estate leases. The adoption will not have a material impact on the Company's consolidated financial statements.
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
Note 3. Revenue Recognition
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Content licensing revenue: The Company licenses its original programming content to certain distributors, including under subscription video on-demand ("SVOD"), pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. Under these arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the content is delivered to the licensee and the license period has begun.The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series or a film. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company also licenses trademarks, logos, brands, derivative character copyrights, etc. under multi-year arrangements. Under these arrangements, the Company may receive a non-refundable minimum guarantee that is recoupable against a volume-based royalty throughout the term of the agreement. The performance obligation is a license of symbolic intellectual property that provides the customer with a right to access the intellectual property. The Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. The Company recognizes revenue for the minimum guarantee on a straight-line basis over the term of the agreement, and recognizes variable fees only when cumulative consideration exceeds the minimum guarantee.
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
Transaction Price Allocated to Future Performance Obligations
The new standard requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the consolidated balance sheet.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to exhibit a program. Such payments are recorded as a contract liability and subsequently recognized when the program becomes available for exhibition.
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2018	December 31, 2017 (a)
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,018,105	$926,089
Contract assets, short-term (included in Other current assets)	9,131	—
Contract assets, long-term (included in Other assets)	8,136	—
Contract liabilities (Deferred revenue)	55,424	46,433

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue recognized for the twelve months ended December 31, 2018 relating to the contract liability at December 31, 2017 was $71.1 million.
Note 4. Impairment and Related Charges
In 2018, AMCNI recognized a $4.5 million charge, primarily related to program rights, in connection with the disposition of a business.
In 2017, the Company completed the sale of AMCNI – DMC. In connection with the sale, the Company recognized a pre-tax loss of $11.0 million and an impairment charge of $17.1 million to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs, which are included in impairment and related charges in the consolidated statement of income for the year ended December 31, 2017.
In 2016, management revised its outlook for the growth potential of the Amsterdam-based media logistics facility, AMCNI – DMC, resulting in lower expected future cash flows due to increased competition and evolving broadcast technologies. The Company performed a recoverability test of the long-lived asset group of the AMCNI – DMC business and determined that certain long-lived assets, primarily identifiable intangible assets and analog equipment, were not recoverable. In addition, the Company performed a goodwill impairment evaluation. The fair value of the AMCNI – DMC asset group was measured based on an income approach (discounted cash flow valuation methodology). Impairment and related charges included in the consolidated statement of income for the year ended December 31, 2016 reflect impairment charges of $22.9 million related to property and equipment, $17.7 million related to intangible assets and $27.2 million for the write-down of all AMCNI – DMC related goodwill.
Note 5. Restructuring
During the third quarter of 2018, management commenced a restructuring initiative designed to reduce the cost structure of the Company. The restructuring is intended to improve the organizational design of the Company through the elimination of certain roles, a reduction in the grade of certain roles, an increase in the span of responsibilities of certain senior managers, and the re-alignment of certain senior leaders to new or additional responsibilities. This restructuring resulted in a $36.0 million charge for the year ended December 31, 2018 primarily related to severance. The Company expects the majority of the severance payments will be made in 2019.
During the fourth quarter of 2018, AMCNI completed a portfolio rationalization review that resulted in the termination of distribution in certain territories, resulting in a $9.9 million charge.
The following table summarizes the restructuring charges recognized in 2018:

	2018 Restructuring Charges
(In thousands)	Restructuring Plan	Distribution Exits	Total
National Networks	$17,160	$—	$17,160
International and Other	18,803	16,386	35,189
Inter-segment Eliminations	—	(6,502)	(6,502)
	$35,963	$9,884	$45,847

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2017, the Company incurred restructuring expense related to corporate headquarters severance costs and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
In 2016, the Company launched a restructuring initiative that involved modifications to the organizational structure which resulted in reduced employee costs and operating expenses primarily through a voluntary buyout program offered to certain employees. The year ended December 31, 2016 also included the impact of elimination of distribution of certain channels in certain territories.
The following table summarizes the restructuring expense (credit) recognized by operating segment:

(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
National Networks	$17,160	$(53)	$8,516
International & Other (1)	35,189	6,181	20,987
Inter-segment eliminations	(6,502)	—	—
Total restructuring expense	$45,847	$6,128	$29,503
(1) Restructuring expense in the International and Other segment includes $9.4 million of corporate headquarters severance charges.
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2016	$12,106	$205	$12,311
Charges	2,543	3,585	6,128
Cash payments	(13,440)	(152)	(13,592)
Non-cash adjustments	2	(3,585)	(3,583)
Currency translation	1	(29)	(28)
Balance at December 31, 2017	$1,212	$24	$1,236
Charges	35,965	9,882	45,847
Other	(137)	(745)	(882)
Cash payments	(3,257)	(297)	(3,554)
Non-cash adjustments	—	(7,440)	(7,440)
Currency translation	(9)	(9)	(18)
Balance at December 31, 2018	$33,774	$1,415	$35,189
Accrued restructuring costs of $29.1 million are included in accrued liabilities and $6.1 million are included in other liabilities (long-term) in the consolidated balance sheet at December 31, 2018.
Note 6. Program Rights and Obligations
Program Rights
Owned original program rights, net is comprised of $391.8 million of completed programming and $166.4 million of in-production programming at December 31, 2018 and is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 89% of unamortized owned original programming costs, as of December 31, 2018, will be amortized within the next three years. The Company expects to amortize approximately $225.2 million of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $50.5 million, $49.4 million and $26.2 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Program Rights Obligations
Amounts payable subsequent to December 31, 2018 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2019	$343,589
2020	192,847
2021	93,604
2022	51,952
2023	18,586
Thereafter	16,260
$716,838
Note 7. Business Combinations
RLJ Entertainment
On July 29, 2018, the Company, Digital Entertainment Holdings LLC, a wholly-owned subsidiary of the Company ("DEH"), and River Merger Sub Inc., a wholly-owned subsidiary of DEH ("Merger Sub"), and RLJE entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company agreed to acquire all of the outstanding shares of RLJE not owned by the Company or entities affiliated with Robert L. Johnson. The Merger Agreement provided, upon the terms and subject to the conditions set forth therein, for the merger of Merger Sub with and into RLJE, with RLJE continuing as the surviving corporation and a subsidiary of DEH (the "Merger").
DEH and RLJE were parties to a Credit and Guaranty Agreement entered into on October 14, 2016 pursuant to which DEH provided term loans to RLJE (the "RLJE Term Loans"). In connection with the RLJE Credit and Guaranty Agreement, DEH received Class A, Class B and Class C warrants to purchase at least 20 million shares of RLJE’s common stock, at a price of $3.00 per share (the "RLJE Warrants").
On June 20, 2017, DEH exercised a portion of its RLJE Class A warrants at $3.00 per share and was issued 1.7 million shares of RLJE common stock in exchange for the cancellation of $5 million of the RLJE Term Loans. As of December 31, 2017, the balance of the RLJE Term Loans was $68 million, consisting of a $13 million Tranche A term loan and a $55 million Tranche B term loan.
On October 1, 2018, DEH fully exercised the remainder of its Class A warrants at $3.00 per share and was issued 3.3 million shares of RLJE common stock in exchange for the cancellation of $10.0 million of Tranche B of the RLJE Term Loans. On October 1, 2018, DEH also partially exercised its Class B warrant at $3.00 per share and was issued 3.4 million shares of RLJE common stock in exchange for the cancellation of $10.1 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the Company obtained a 51% controlling interest in RLJE and recognized a net gain of $2.6 million relating to the step-up to fair value of the Company's previously held equity interest in RLJE, which is included in miscellaneous, net in the consolidated statement of income for the year ended December 31, 2018.
On October 30, 2018, DEH fully exercised the remainder of its Class B warrants at $3.00 per share and was issued 6.6 million shares of RLJE common stock in exchange for the cancellation of $19.9 million of Tranche B of the RLJE Term Loans. On October 30, 2018, DEH also fully exercised its Class C warrants at $3.00 per share and was issued 5.0 million shares of RLJE common stock in exchange for the cancellation of $15.0 million of Tranche B of the RLJE Term Loans. As a result of the warrant exercises, the full amount of Tranche B of the RLJE Term Loans was canceled.
On October 31, 2018, the Company completed the acquisition of RLJE pursuant to the terms of the Merger Agreement. At the Effective Time, Merger Sub merged with and into RLJE, with RLJE continuing as the surviving corporation and a wholly owned subsidiary of DEH. The Merger Agreement was approved by the common stockholders of RLJE at a special meeting held earlier on October 31, 2018. The total cash purchase price paid by the Company to acquire the RLJE securities not previously owned by the Company or entities affiliated with Mr. Johnson was $52.2 million.
Following the Effective Time, DEH was renamed "RLJ Entertainment Holdings LLC" ("RLJE Holdings"). RLJE Holdings is a majority owned subsidiary of the Company, with a minority stake of 17% held by affiliates of Mr. Johnson. The Company has entered into arrangements with Mr. Johnson related to the governance of RLJE Holdings and RLJE following the Merger.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounted for the acquisition of RLJE using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The goodwill associated with the RLJE acquisition is generally not deductible for tax purposes.
In connection with the acquisition of RLJE, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company at the greater of the then fair value or the fair value of the initial equity interest at the closing date of the acquisition. The put option is exercisable following the seventh anniversary of the agreement, or earlier upon a change of control.
The acquisition accounting for RLJE as reflected in these consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of intangible assets, other assets, current and noncurrent liabilities, and redeemable noncontrolling interests.
The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed as of October 1, 2018, the date the Company obtained a controlling interest (in thousands).

Fair value of consideration transferred	$41,513
Fair value of previously held interest	118,978
Fair value of redeemable noncontrolling interest	115,619
$276,110
Allocation to net assets acquired:
Cash	3,360
Accounts receivable	16,316
Prepaid expenses and other current assets	963
Programming rights	69,775
Property and equipment	2,841
Other assets (equity method investments)	36,700
Intangible assets	125,100
Accounts payable	(12,008)
Accrued liabilities	(41,401)
Debt	(25,187)
176,459
Goodwill	99,651
$276,110
Levity Entertainment Group LLC
On April 20, 2018, the Company acquired a 57% controlling interest in Levity Entertainment Group LLC ("Levity"), a production services and comedy venues company, for a total purchase price of $48.4 million. The purchase price consisted of a $35.0 million payment for the outstanding Class B Common Units of Levity and the acquisition of Series L Preferred Units for $13.4 million. The Company has entered into arrangements with the noncontrolling members related to the governance of Levity following the Merger. The Company views this acquisition as complementary to its business and programming content strategy.
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
In connection with the acquisition of Levity, the terms of the operating agreement provide the noncontrolling interest holders with a right to put 50% of their interests to a subsidiary of the Company on the four year anniversary of the agreement and a right to put all of their interests to the Company on the six year anniversary of the agreement. The put rights are at fair market value.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition accounting for Levity as reflected in these consolidated financial statements is preliminary and based on current estimates and currently available information, and is subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The primary estimated fair values that are not yet finalized relate to the valuation of property and equipment, intangible assets, other assets, current and noncurrent liabilities, and redeemable noncontrolling interests.
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
$78,923
Unaudited Pro forma financial information
The following unaudited pro forma financial information is based on (i) the historical financial statements of AMC Networks, (ii) the historical financial statements of RLJE and (iii) the historical financial statements of Levity and is intended to provide information about how the acquisitions may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2017. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired. The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

(In thousands, except per share data)	Pro Forma Financial Information For the Years Ended December 31,
	2018	2017
Revenues, net	$3,087	$3,033
Income from operations, net of income taxes	$426	$459
Net income per share, basic	$7.34	$7.06
Net income per share, diluted	$7.23	$6.99
Revenues, net and operating loss attributable to business acquisitions of $134.9 million and $2.8 million, respectively are included in the consolidated statement of income from their respective acquisition dates to December 31, 2018. For the year ended December 31, 2018, the Company incurred acquisition related costs of $7.3 million which are included in selling, general and administrative expense in the consolidated statement of income.
Note 8. Investments
The Company holds several investments and loans in non-consolidated entities. Equity method investments were $90.9 million and $61.3 million at December 31, 2018 and 2017, respectively, and are included in Other assets in the consolidated balance sheets. In September 2018, the Company recognized an impairment charge of $3.5 million related to the partial write-down of an equity method investment, which is included in Miscellaneous, net in the consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the consolidated statements of income.
Investments in marketable equity securities were $1.2 million at December 31, 2018 and $10.7 million at December 31, 2017 and are included in Other assets in the consolidated balance sheets.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the consolidated statements of income.
On March 5, 2018, the Company made an investment in fuboTV Inc. of $25.0 million, and on April 6, 2018, the Company provided a senior secured term loan to fuboTV Inc. of $25.0 million with a maturity date of April 6, 2023.
In June 2018, the Company recognized an impairment charge of $10.0 million related to the partial write-down of certain non-marketable equity securities.
Investments in non-marketable equity securities were $71.8 million at December 31, 2018 and $46.8 million at December 31, 2017 and are included in Other assets in the consolidated balance sheets.
Note 9. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2018	2017
Program, service and test equipment	$250,328	$212,357	2 to 5 years
Satellite equipment	46,368	46,315	13 years
Furniture and fixtures	29,421	21,067	5 to 8 years
Transmission equipment	58,710	56,035	5 years
Leasehold improvements	155,353	107,659	Term of lease
Property and equipment	540,180	443,433
Accumulated depreciation and amortization	(293,918)	(259,919)
Property and equipment, net	$246,262	$183,514
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $48.3 million, $47.6 million and $46.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018 and 2017, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

(In thousands)	December 31,
	2018	2017
Satellite equipment	$46,368	$46,315
Less accumulated amortization	(26,808)	(22,783)
	$19,560	$23,532

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2016	$242,303	$415,405	$657,708
Amortization of "second component" goodwill	(2,544)	—	(2,544)
Foreign currency translation	—	39,994	39,994
December 31, 2017	$239,759	$455,399	$695,158
Additions	—	123,865	123,865
Amortization of "second component" goodwill	(1,328)	—	(1,328)
Foreign currency translation	—	(19,658)	(19,658)
December 31, 2018	$238,431	$559,606	$798,037
The increase in the carrying amount of goodwill for the International and Other segment relates to the acquisitions of RLJE and Levity (see Note 7).
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
Annual Impairment Test of Goodwill
Based on the Company's annual impairment test for goodwill as of December 1, 2018, no impairment charge was required for any of the reporting units. The Company performed a qualitative assessment for all reporting units, with the exception of the International Programming Networks reporting unit. The qualitative assessments included, but were not limited to, consideration of the historical significant excesses of the estimated fair value of the reporting unit over its carrying value (including allocated goodwill), macroeconomic conditions, industry and market considerations, cost factors and historical and projected cash flows. The Company performed a quantitative assessment for the International Programming Networks reporting unit. Based on the quantitative assessment, if the fair value of the International Programming Networks reporting unit decreased by 6%, the Company would be required to record an impairment of goodwill.
In assessing the recoverability of goodwill for our International Programming Networks reporting unit, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Estimates of fair value for goodwill impairment testing are primarily determined using discounted cash flows and comparable market transactions methods. The discounted cash flow method is based on estimates and assumptions of future revenue and expense and an appropriate discount rate. Projected future cash flows primarily include assumptions about renewals of affiliation agreements, the projected number of subscribers and the projected average rates per basic and viewing subscribers, trends in fixed price arrangements, the number of advertising spots and average rate per spot and the cost of program rights, among other assumptions. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges related to goodwill. For example, if future revenue growth is lower than expected, or if programming costs exceed amounts currently expected, and the Company is unable to mitigate the impact of these factors, or if the discount rate used to estimate fair value increases 100 basis points or more, an impairment charge related to the goodwill associated with its International Programming Networks reporting unit may be required.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2018			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$620,771	$(198,500)	$422,271	6 to 25 years
Advertiser relationships	46,282	(17,613)	28,669	11 years
Trade names	118,772	(17,971)	100,801	3 to 20 years
Other amortizable intangible assets	13,643	(6,377)	7,266	5 to 15 years
Total amortizable intangible assets	799,468	(240,461)	559,007
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,368	$(240,461)	$578,907
(In thousands)	December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$527,713	$(167,911)	$359,802
Advertiser relationships	46,282	(13,405)	32,877
Trade names	53,761	(14,420)	39,341
Other amortizable intangible assets	11,401	(6,079)	5,322
Total amortizable intangible assets	639,157	(201,815)	437,342
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$659,057	$(201,815)	$457,242
The increase in amortizable intangible assets relates to the acquisitions of RLJE and Levity (see Note 7).
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2018, 2017 and 2016 was $43.0 million, $47.1 million and $38.6 million, respectively. Amortization expense in 2017 includes a $9.0 million charge from the accelerated amortization of certain identifiable intangible assets at AMCNI. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2019	$48,341
2020	48,184
2021	48,181
2022	47,558
2023	47,110
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's 2018 annual impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company's identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Note 11. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Interest	$30,018	$30,262
Employee related costs	100,729	117,850
Income taxes payable	1,527	19,558
Other accrued expenses	132,644	95,406
Total accrued liabilities	$264,918	$263,076

Note 12. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2018	December 31, 2017
Senior Secured Credit Facility:
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	2,584	—
Total long-term debt	3,152,584	3,150,000
Unamortized discount	(29,181)	(33,776)
Unamortized deferred financing costs	(13,848)	(16,967)
Long-term debt, net	3,109,555	3,099,257
Current portion of long-term debt	21,334	—
Noncurrent portion of long-term debt	$3,088,221	$3,099,257
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The revolving credit facility was not drawn upon at December 31, 2018. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2018.
For the year ended December 31, 2017, in connection with the issuance of the 4.75% Notes due 2025 and the amendment to the Credit Agreement, AMC Networks incurred a loss on extinguishment of debt of $3.0 million for the write-off of a portion of unamortized deferred financing costs, and incurred financing costs of $10.4 million, of which $9.4 million were deferred and are being amortized, using the effective interest method, to interest expense over the term of the related borrowing, and $1.0 million were expensed when incurred.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt
As a result of the acquisition of RLJE, the Company, through one of its subsidiaries, maintains a loan facility with a U.K. bank to partially fund certain productions. The maximum principal amount of borrowings under the facility is £2.4 million or approximately $3.1 million. The loan matures on June 30, 2019. Interest is payable quarterly on the outstanding principal amount of the loan at an annual rate that is 2.1% above the bank’s cost of funding rate or other mutually agreed upon rate. The loan is secured against intercompany distribution agreements and a third-party licensee distribution agreement.
As a result of the acquisition of Levity, the Company has two lines of credit totaling $5 million. The lines of credit bear interest at the greater of 3.5% or the prime rate and mature on August 25, 2019. There were no outstanding borrowings on either line of credit as of December 31, 2018.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations (excluding capital leases) outstanding as of December 31, 2018 are as follows:

(In thousands)
Years Ending December 31,
2019	$21,334
2020	56,250
2021	775,000
2022	75,000
2023	1,225,000
Thereafter	1,000,000
Note 13. Fair Value Measurement
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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2018:
Assets:
Cash equivalents	$68,498	$—	$—	$68,498
Marketable securities	1,173	—	—	1,173
Foreign currency derivatives	—	3,509	—	3,509
Liabilities:
Interest rate swap contracts	—	356	—	356
Foreign currency derivatives	$—	$3,121	$—	$3,121
At December 31, 2017:
Assets:
Cash equivalents	$100,615	$—	$—	$100,615
Marketable securities	10,709	—	—	10,709
Investments	9,948	—	—	9,948
Interest rate swap contracts	—	1,444	—	1,444
Foreign currency derivatives	—	3,801	—	3,801
Other derivatives	—	6,174	30,891	37,065
Liabilities:
Foreign currency derivatives	$—	$4,475	$—	$4,475
The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's interest rate swap contracts, foreign currency derivatives and the embedded derivative for the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (see Note 14) are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
On October 14, 2016, DEH and RLJE entered into a Credit and Guaranty Agreement pursuant to which DEH provided to RLJE the RLJE Term Loans and received the RLJE Warrants. During 2018, the RLJE Warrants were fully exercised (See Note 7). As of December 31, 2017, the RLJE Warrants held by the Company were classified within Level III of the fair value hierarchy. The Company determined the value of the RLJE Warrants using a Black Scholes option pricing model. Inputs to the model were stock price volatility, contractual warrant terms (remaining life of the warrants), exercise price, risk-free interest rate, and the RLJE stock price. The equity volatility used was based on the equity volatility of RLJE with an adjustment for the changes in the capital structure of RLJE. In arriving at the concluded value of the warrants, a discount for the lack of marketability (DLOM) of 32% was applied. The DLOM, which is unobservable, is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which was applied with a security-specific volatility for the warrants.
For the years ended December 31, 2018 and 2017, the Company recorded a gain of $30.2 million and $20.2 million, respectively, related to the RLJE Warrants which is included in Miscellaneous, net in the consolidated statement of income.
At December 31, 2018, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$739,710	$738,750
4.75% Notes due August 2025	786,458	720,000
5.00% Notes due April 2024	986,275	947,500
4.75% Notes due December 2022	594,528	580,500
Other debt	2,584	2,584
	$3,109,555	$2,989,334

(In thousands)	December 31, 2017
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$737,140	$748,125
4.75% Notes due August 2025	784,757	793,000
5.00% Notes due April 2024	984,056	1,012,500
4.75% Notes due December 2022	593,304	612,750
	$3,099,257	$3,166,375
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
Note 14. Derivative Financial Instruments
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
As of December 31, 2018, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The Company's outstanding interest rate swap contracts mature in December 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Derivatives
The RLJE Warrants held by the Company meet the definition of a derivative. During 2018, the RLJE Warrants were fully exercised (See Note 7). The RLJE Warrants are included in other assets in the consolidated balance sheet as of December 31, 2017. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock were remeasured at the end of each period with changes in fair value recorded in the consolidated statement of income. For the years ended December 31, 2018 and 2017, the Company recorded a gain of $42.1 million and $24.2 million, respectively, related to these derivatives, which is included in miscellaneous, net in the consolidated statements of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	December 31,
		2018	2017
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	356	—
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	1,452	943
Foreign currency derivatives	Other assets	2,057	2,858
Interest rate swap contracts	Prepaid expenses and other current assets	—	1,444
Other derivatives	Other assets	—	37,065
Liabilities:
Foreign currency derivatives	Accrued liabilities	700	1,223
Foreign currency derivatives	Other liabilities	2,421	3,252

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(356)	$565	Interest expense	$—	$600

(a)
There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2018 and 2017.

The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2018	2017
Derivatives not designated as hedging relationships:
Interest rate swap contracts	Interest expense	$(1,444)	$3
Foreign currency derivatives	Miscellaneous, net	1,279	(2,958)
Other derivatives	Miscellaneous, net	42,092	24,223
Total		$41,927	$21,268
Note 15. Leases
Operating Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable operating lease agreements which expire at various dates through 2033. The leases generally provide for fixed annual rentals plus certain other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $38.0 million, $31.7 million and $29.4 million, respectively.
The future minimum annual payments for the Company's operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, at rates now in force are as follows:

(In thousands)
2019	$39,576
2020	35,484
2021	31,720
2022	32,432
2023	32,979
Thereafter	116,673

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
Future minimum capital lease payments as of December 31, 2018 are as follows:

(In thousands)
2019	$7,665
2020	5,924
2021	4,429
2022	4,451
2023	4,477
Thereafter	9,697
Total minimum lease payments	36,643
Less amount representing interest (at 9%-10%)	(10,126)
Present value of net minimum future capital lease payments	26,517
Less principal portion of current installments	(5,090)
Long-term portion of obligations under capital leases	$21,427
Note 16. Income Taxes
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA introduces significant changes in tax law, with certain provisions being effective for the year ended December 31, 2017, however most are effective for tax years beginning after December 31, 2017. Companies are required to recognize the effect of tax law changes in the period of enactment, however, due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin ("SAB") 118 allows us to record provisional amounts to reflect the impacts of the TCJA during a one year "measurement period". The Company recorded certain provisional amounts based upon reasonable estimates and completed the analysis of the impacts of the TCJA in order to finalize the measurement period adjustments.
The Company recorded a tax benefit of $67.9 million which represents the one-time impact of the change in the corporate tax rate on deferred tax assets and liabilities in the year ended December 31, 2017. Although the accounting related to the rate change was complete, as a result of return to provision adjustments and refining our calculations, the Company recognized an additional benefit of $5.8 million in the year ended December 31, 2018.
The one-time transition tax is based on total post-1986 earnings and profits ("E&P") which the Company has previously deferred from U.S. income taxes. An estimated amount was recorded in the year ended December 31, 2017 for the one-time transition tax liability, net of the foreign taxes deemed paid, resulting in an increase in income tax expense of $11.0 million. On the basis of revised E&P computations that were completed during the reporting period, the Company recognized an additional measurement period adjustment of $3.3 million resulting in an additional increase in tax expense. The Company has sufficient foreign tax credits to offset the transition tax.
In continuing the analysis of the impact of the TCJA on deferred tax amounts, the Company recorded a discrete tax expense of $15.6 million in the period ended March 31, 2018, resulting from an updated assessment in response to guidance contained in a recently issued IRS notice. This expense relates to a valuation allowance against foreign tax credit carry forwards. There has been no change to this measurement period adjustment and it is determined to be complete.
The Company intends to maintain its indefinite reinvestment assertion.
The Company’s final policy election is to treat the global intangible low taxed income ("GILTI") tax as a period expense.
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Domestic	$587,346	$618,955	$500,757
Foreign	32,927	21,423	(45,932)
Total	$620,273	$640,378	$454,825

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$80,360	$162,639	$120,634
State	13,663	14,301	11,252
Foreign	25,001	17,382	22,946
	119,024	194,322	154,832
Deferred expense (benefit):
Federal	34,636	(38,416)	12,140
State	3,627	(2,436)	2,515
Foreign	(4,896)	(7,813)	(3,013)
	33,367	(48,665)	11,642
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	3,915	5,084	(1,612)
Income tax expense	$156,306	$150,741	$164,862
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21%	35%	35%
State and local income taxes, net of federal benefit	2	2	2
Effect of foreign operations	—	(1)	(1)
Effect of rate changes on deferred taxes	(2)	(11)	—
Transition tax, net of foreign taxes deemed paid	—	2	—
Nontaxable income attributable to noncontrolling interests	(1)	(1)	(1)
Changes in the valuation allowance	3	—	5
Domestic production activity deduction	—	(3)	(3)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	—	1	(1)
Other	2	—	—
Effective income tax rate	25%	24%	36%

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2018 and 2017 are as follows:

(In thousands)	December 31,
	2018	2017
Deferred Tax Asset (Liability)
Noncurrent
NOLs and tax credit carry forwards	$123,487	$69,771
Compensation and benefit plans	29,294	30,880
Allowance for doubtful accounts	981	370
Fixed assets and intangible assets	24,150	24,737
Interest rate swap contracts	—	1,893
Accrued interest expense	8,832	13,049
Other liabilities	24,594	12,562
Deferred tax asset	211,338	153,262
Valuation allowance	(95,185)	(57,121)
Net deferred tax asset, noncurrent	116,153	96,141
Prepaid liabilities	(514)	(501)
Fixed assets and intangible assets	(90,960)	(61,127)
Investments in partnerships	(121,156)	(103,474)
Other assets	(29,694)	(20,657)
Deferred tax liability, noncurrent	(242,324)	(185,759)
Total net deferred tax liability	$(126,171)	$(89,618)

At December 31, 2018, the Company had foreign tax credit carry forwards of approximately $24.1 million, expiring on various dates from 2019 through 2028, which have been reduced by a valuation allowance of $24.1 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $552.2 million, related primarily to federal net operating losses acquired as a result of the purchase of the outstanding shares of RLJE of approximately $124.6 million and to net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal net operating loss carryforward of approximately $25.8 million has expiration dates ranging from 2024 through 2036 and has been reduced by a valuation allowance of approximately $4.6 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $67.1 million for these carry forwards have been reduced by a valuation allowance of approximately $62.5 million as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2018 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2018, $1.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2018, the liability for uncertain tax positions was $23.2 million, excluding the related accrued interest liability of $6.1 million and deferred tax assets of $6.0 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2017	$21,797
Increases related to current year tax positions	4,038
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(1,085)
Decreases due to settlements/payments	(1,581)
Balance at December 31, 2018	$23,169
Interest expense (net of the related deferred tax benefit) of $1.3 million was recognized during the year ended December 31, 2018 and is included in income tax expense in the consolidated statement of income. At December 31, 2018 and 2017, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
Under the Company's Tax Disaffiliation Agreement with Cablevision, Cablevision is liable for all income taxes of the Company for periods prior to the spin-off from Cablevision except for New York City Unincorporated Business Tax. The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2011 and forward.
Note 17. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$1,752,139	$648,203	$531,366	$122,747	$449,823
Total	$1,752,139	$648,203	$531,366	$122,747	$449,823

(1)	Purchase obligations consist primarily of program rights obligations, participations, residuals, and transmission and marketing commitments.
Legal Matters
On December 17, 2013, Frank Darabont ("Darabont"), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "2013 Plaintiffs"), filed a complaint in New York Supreme Court in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. The Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the "Amended Complaint"), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs' contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share, on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of no less than $280 million. The parties each filed motions for summary judgment. Oral arguments of the summary judgment motions took place on September 15, 2017. On April 19, 2018, the Court granted the Company’s motion for leave to submit supplemental summary judgment briefing. A hearing on the supplemental summary judgment submissions was held on June 13, 2018. On December 10, 2018, the Court denied Plaintiffs' motion for partial summary judgment and granted in part Defendants' motion for summary judgment, dismissing four of Plaintiffs' causes of action. The Company believes that the remaining claims are without merit, denies the allegations and continues to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The trial is scheduled to begin on May 4, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. The parties are presently engaged in fact discovery. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 18. Redeemable Noncontrolling Interests
In connection with the 2018 acquisition of RLJE, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company at the greater of the then fair market value or enterprise value of RLJE, in each case pursuant to the operating agreement and applied to the equity interest. The put option is exercisable following the seventh anniversary of the agreement, or earlier upon a change of control.
In connection with the 2018 acquisition of Levity, the terms of the operating agreement provide the noncontrolling interest holders with a right to put 50% of their interests to a subsidiary of the Company on the fourth anniversary of the agreement and a right to put all of their interests to the Company on the sixth anniversary of the agreement. The put rights are at fair market value.
In 2014, the Company, through a wholly-owned subsidiary, acquired 49.9% of the limited liability company interests of New Video Channel America L.L.C, that owns the cable channel BBC AMERICA. In connection with acquisition, the terms of the agreement provide the BBC with a right to put all of its 50.1% noncontrolling interest to a subsidiary of the Company at the greater of the then fair value or the fair value of the initial equity interest at the closing date of the agreement. The put option is exercisable on the fifteenth and twenty-fifth anniversary of the joint venture agreement.
In connection with the creation of another joint venture entity in 2013, the terms of the agreement provide the noncontrolling member with a right to put all of its interest to a subsidiary of the Company at the then fair value.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interest for the year ended December 31, 2018 and 2017 is presented below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2016	$219,331
Net earnings	17,797
Distributions	(18,561)
Other	37
December 31, 2017	$218,604
Net earnings	15,026
Distributions	(11,450)
Additions from acquisitions	77,378
December 31, 2018	$299,558
Note 19. Equity and Long-Term Incentive Plans
On June 8, 2016, the Company's shareholders approved the AMC Networks Inc. 2016 Employee Stock Plan (the "2016 Employee Stock Plan") and the AMC Networks Inc. 2016 Executive Cash Incentive Plan (the "2016 Cash Incentive Plan"). On June 5, 2012, the Company's shareholders approved the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan").
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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2018, there are 2,515,761 share awards available for future grant under the 2016 Employee Stock Plan. For the purpose of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, awards containing performance criteria are excluded based on the maximum potential performance target that can be achieved.
 Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 465,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2018, there are 156,023 shares available for future grant under the 2011 Non-Employee Director Plan.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2018:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2016	982,298	1,354,461	$66.23
Granted	586,600	642,139	$59.78
Released/Vested	(392,892)	(164,926)	$71.48
Canceled/Forfeited	(55,965)	(15,527)	$68.15
Unvested award balance, December 31, 2017	1,120,041	1,816,147	$62.53
Granted	587,471	887,807	$52.76
Released/Vested	(531,655)	(227,852)	$66.58
Canceled/Forfeited	(294,380)	(91,335)	$59.80
Unvested award balance, December 31, 2018	881,477	2,384,767	$57.49
All restricted stock units granted vest ratably over a three or four year period.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2018:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2016	154,621	$53.15
Granted	32,825	$53.48
Released/Vested	—	$—
Vested award balance, December 31, 2017	187,446	$53.20
Granted	32,210	$61.38
Released/Vested	—	$—
Vested award balance, December 31, 2018	219,656	$54.40

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held unvested AMC Networks stock options for the year ended December 31, 2018:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2016	388,385	$48.26	9.79	$1,585
Granted	—	$—
Balance, December 31, 2017	388,385	$48.26	8.79	$2,260
Exercised	(89,462)	$—
Balance, December 31, 2018	298,923	$48.26	7.79	$1,979
Options exercisable at December 31, 2018	169,462	$48.26	7.79	$1,122
Options expected to vest in the future	129,461	$48.26	7.79	$857

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on the reporting date, as indicated.

Share-based Compensation Expense
The Company recorded share-based compensation expense of $61.0 million, $53.5 million and $38.9 million, reduced for forfeitures, for the years ended December 31, 2018, 2017 and 2016, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2018, there was $88.9 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units and options. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.25 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company. The Company uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits and deficiencies.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity for the year ended December 31, 2018 and as cash flows from financing activities for the years ended December 31, 2017 and 2016.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies of $2.0 million and $2.2 million, and $0.8 million of a tax benefit were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. Beginning in 2016, the Company has granted long-term incentive awards in the form of PRSUs whereas cash awards were issued in prior years.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $1.3 million, $7.5 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.
Note 20. Benefit Plans
Certain employees of the Company participate in the AMC Networks 401(k) Savings Plan (the "401(k) Plan"), a qualified defined contribution plan, and the AMC Networks Excess Savings Plan (the "Excess Savings Plan"), a non-qualified deferred compensation plan. Under the 401(k) Plan, participating Company employees may contribute into their plan accounts a percentage

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The Company makes matching contributions on behalf of participating employees in accordance with the terms of the 401(k) Plan. In addition to the matching contribution, the Company may make a discretionary year-end contribution to employee 401(k) Plan and Excess Savings Plan accounts, subject to certain conditions.
Total expense related to all benefit plans was $5.9 million, $9.1 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 21. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 3% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 73% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan Family are also the controlling stockholders of The Madison Square Garden Company ("MSG") and MSG Networks Inc. ("MSG Networks"). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision.
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
Revenues, net
The Company recorded affiliation fee revenues earned under affiliation agreements with subsidiaries of Cablevision. In addition, AMC Networks Broadcasting & Technology has entered into agreements with MSG Networks to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $5.6 million, $6.2 million and $15.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $1.6 million, $1.5 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Cash Flows
During 2018, 2017 and 2016, the Company's non-cash investing and financing activities and other supplemental data were as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Non-Cash Investing and Financing Activities:
Continuing Operations:
Increase in capital lease obligations	628	—	10,982
Treasury stock not yet settled	985	995	10,454
Exercise of RLJE Warrants	20,086	5,001	—
Capital expenditures incurred but not yet paid	5,081	5,889	6,988
Supplemental Data:
Cash interest paid—continuing operations	147,710	110,650	128,319
Income taxes paid, net—continuing operations	138,433	219,425	106,476
Note 23. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31, 2018
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Loss
Beginning Balance	$(118,166)	$369	$3,411	$(114,386)
Other comprehensive loss before reclassifications	(41,716)	(356)	—	(42,072)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(370)	—	(370)
Net current-period other comprehensive (loss), before income taxes	(41,716)	(726)	—	(42,442)
Income tax expense (benefit)	(38)	83	—	45
Net current-period other comprehensive (loss), net of income taxes	(41,754)	(643)	—	(42,397)
Cumulative effect of adoption of accounting standard (a)	—	—	(3,411)	(3,411)
Ending Balance	$(159,920)	$(274)	$—	$(160,194)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2017
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Loss
Beginning Balance	$(194,189)	$391	$—	(193,798)
Other comprehensive income before reclassifications	76,023	565	5,398	81,986
Amounts reclassified from accumulated other comprehensive income (loss)	—	(600)	—	(600)
Net current-period other comprehensive income (loss), before income taxes	76,023	(35)	5,398	81,386
Income tax expense (benefit)	—	13	(1,987)	(1,974)
Net current-period other comprehensive income (loss), net of income taxes	76,023	(22)	3,411	79,412
Ending Balance	$(118,166)	$369	$3,411	$(114,386)
(a) Effective January 1, 2018, upon adoption of ASU 2016-01, unrealized gains and losses on equity investments with readily determinable fair values are recorded in miscellaneous expense, net. The Company recorded a transition adjustment to reclassify prior period amounts in other comprehensive income to retained earnings.
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the consolidated statements of income.
Note 24. Segment Information
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring expense or credit and the Company’s proportionate share of adjusted operating income (loss) from greater than 50% owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$944,675	$91,404	$—	$1,036,079
Distribution	1,468,650	506,902	(39,702)	1,935,850
Consolidated revenues, net	$2,413,325	$598,306	$(39,702)	$2,971,929
Operating income (loss)	$825,770	$(93,326)	$(5,535)	$726,909
Share-based compensation expense	48,621	12,358	—	60,979
Restructuring expense (credit)	17,160	35,189	(6,502)	45,847
Impairment and related charges	—	4,486	—	4,486
Depreciation and amortization	33,728	57,553	—	91,281
Equity investees (>50% interest) AOI	—	3,043	—	3,043
Adjusted operating income	$925,279	$19,303	$(12,037)	$932,545
Capital expenditures	$16,316	$73,486	$—	$89,802

(In thousands)	Year Ended December 31, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$959,551	$89,894	$—	$1,049,445
Distribution	1,408,064	367,288	(19,106)	1,756,246
Consolidated revenues, net	$2,367,615	$457,182	$(19,106)	$2,805,691
Operating income (loss)	$817,566	$(88,894)	$(6,313)	$722,359
Share-based compensation expense	43,697	9,848	—	53,545
Restructuring expense (credit)	(53)	6,181	—	6,128
Impairment and related charges	—	28,148	—	28,148
Depreciation and amortization	33,702	60,936	—	94,638
Adjusted operating income	$894,912	$16,219	$(6,313)	$904,818
Capital expenditures	$25,333	$54,716	$—	$80,049

(In thousands)	Year Ended December 31, 2016
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$990,508	$94,467	$(1,000)	$1,083,975
Distribution	1,320,532	365,529	(14,382)	1,671,679
Consolidated revenues, net	$2,311,040	$459,996	$(15,382)	$2,755,654
Operating income (loss)	$784,027	$(120,914)	$(5,557)	$657,556
Share-based compensation expense	30,569	8,328	—	38,897
Restructuring expense	8,516	20,987	—	29,503
Impairment and related charges	—	67,805	—	67,805
Depreciation and amortization	32,376	52,402	—	84,778
Adjusted operating income	$855,488	$28,608	$(5,557)	$878,539
Capital expenditures	$15,947	$63,273	$—	$79,220

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Years Ended December 31,
	2018	2017	2016
Inter-segment revenues
National Networks	$(33,600)	$(17,634)	$(14,963)
International and Other	(6,102)	(1,472)	(419)
	$(39,702)	$(19,106)	$(15,382)
One customer primarily within the National Networks segment accounted for approximately 10% revenues, net for the year ended December 31, 2018 and 11% of consolidated revenues, net for the years ended December 31, 2017 and 2016, respectively.
The table below summarizes revenue based on customer location:

(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenue
United States	$2,389,624	$2,244,057
Europe	394,235	369,815
Other	188,070	191,819
	$2,971,929	$2,805,691
The table below summarizes property and equipment based on asset location:

(In thousands)	December 31, 2018	December 31, 2017
Property and equipment, net
United States	$202,833	$136,203
Europe	27,218	28,261
Other	16,211	19,050
	$246,262	$183,514
Note 25. Condensed Consolidating Financial Statements
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The accounting basis in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$121	$368,151	$186,614	$—	$554,886
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	16	600,121	235,840	—	835,977
Current portion of program rights, net	—	292,002	148,955	(218)	440,739
Prepaid expenses, other current assets and intercompany receivable	6,543	158,936	23,549	(57,219)	131,809
Total current assets	6,680	1,419,210	594,958	(57,437)	1,963,411
Property and equipment, net	—	175,040	71,222	—	246,262
Investment in affiliates	3,656,003	1,655,083	—	(5,311,086)	—
Program rights, net	—	969,802	245,862	(1,613)	1,214,051
Long-term intercompany notes receivable	—	—	190	(190)	—
Deferred carriage fees, net	—	15,993	838	—	16,831
Intangible assets, net	—	161,417	417,490	—	578,907
Goodwill	—	65,282	732,755	—	798,037
Deferred tax asset, net	—	—	19,272	—	19,272
Other assets	—	149,724	292,068	—	441,792
Total assets	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$34,630	$72,436	$—	$107,066
Accrued liabilities and intercompany payable	35,189	173,836	114,943	(59,050)	264,918
Current portion of program rights obligations	—	259,414	84,175	—	343,589
Deferred revenue	—	34,608	20,816	—	55,424
Current portion of long-term debt	18,750	—	2,584	—	21,334
Current portion of capital lease obligations	—	2,941	2,149	—	5,090
Total current liabilities	53,939	505,429	297,103	(59,050)	797,421
Program rights obligations	—	349,814	23,435	—	373,249
Long-term debt, net	3,088,221	—	—	—	3,088,221
Capital lease obligations	—	1,420	20,007	—	21,427
Deferred tax liability, net	140,474	—	4,969	—	145,443
Other liabilities and intercompany notes payable	63,369	98,885	45,972	(190)	208,036
Total liabilities	3,346,003	955,548	391,486	(59,240)	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	—	—	299,558	—	299,558
Stockholders' equity:
AMC Networks stockholders' equity	316,680	3,656,003	1,655,083	(5,311,086)	316,680
Non-redeemable noncontrolling interests	—	—	28,528	—	28,528
Total stockholders' equity	316,680	3,656,003	1,683,611	(5,311,086)	345,208
Total liabilities and stockholders' equity	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$320	$391,248	$167,215	$—	$558,783
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	581,270	194,621	—	775,891
Current portion of program rights, net	—	294,303	149,301	—	443,604
Prepaid expenses, other current assets and intercompany receivable	3,760	183,815	8,540	(104,389)	91,726
Total current assets	4,080	1,450,636	519,677	(104,389)	1,870,004
Property and equipment, net	—	136,032	47,482	—	183,514
Investment in affiliates	3,443,013	934,612	—	(4,377,625)	—
Program rights, net	—	1,137,867	191,258	—	1,329,125
Long-term intercompany notes receivable	—	489,939	436	(490,375)	—
Deferred carriage fees, net	—	29,346	578	—	29,924
Intangible assets, net	—	170,554	286,688	—	457,242
Goodwill	—	66,609	628,549	—	695,158
Deferred tax asset, net	—	—	20,081	—	20,081
Other assets	—	142,115	305,822	—	447,937
Total assets	$3,447,093	$4,557,710	$2,000,571	$(4,972,389)	$5,032,985
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$350	$50,282	$51,565	$—	$102,197
Accrued liabilities and intercompany payable	51,692	179,003	136,770	(104,389)	263,076
Current portion of program rights obligations	—	262,004	65,545	—	327,549
Deferred revenue	—	27,530	18,903	—	46,433
Current portion of long-term debt	—	—	—	—	—
Current portion of capital lease obligations	—	2,939	1,908	—	4,847
Total current liabilities	52,042	521,758	274,691	(104,389)	744,102
Program rights obligations	—	511,996	22,984	—	534,980
Long-term debt, net	3,099,257	—	—	—	3,099,257
Capital lease obligations	—	3,745	22,532	—	26,277
Deferred tax liability, net	114,717	—	(5,019)	—	109,698
Other liabilities and intercompany notes payable	46,133	77,198	503,166	(490,375)	136,122
Total liabilities	3,312,149	1,114,697	818,354	(594,764)	4,650,436
Commitments and contingencies
Redeemable noncontrolling interests	—	—	218,604	—	218,604
Stockholders' deficiency:
AMC Networks stockholders' (deficiency) equity	134,944	3,443,013	934,612	(4,377,625)	134,944
Non-redeemable noncontrolling interests	—	—	29,001	—	29,001
Total stockholders' (deficiency) equity	134,944	3,443,013	963,613	(4,377,625)	163,945
Total liabilities and stockholders' equity	$3,447,093	$4,557,710	$2,000,571	$(4,972,389)	$5,032,985

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,166,686	$820,532	$(15,289)	$2,971,929
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	956,272	493,751	(4,074)	1,445,949
Selling, general and administrative	—	450,880	216,608	(10,031)	657,457
Depreciation and amortization	—	45,204	46,077	—	91,281
Impairment and related charges	—	—	4,486		4,486
Restructuring expense	—	29,277	16,570	—	45,847
Total operating expenses	—	1,481,633	777,492	(14,105)	2,245,020
Operating income	—	685,053	43,040	(1,184)	726,909
Other income (expense):
Interest expense, net	(151,751)	28,460	(12,522)	—	(135,813)
Share of affiliates' income (loss)	734,472	32,874	—	(767,346)	—
Miscellaneous, net	(151)	(1,876)	30,020	1,184	29,177
Total other income (expense)	582,570	59,458	17,498	(766,162)	(106,636)
Income from operations before income taxes	582,570	744,511	60,538	(767,346)	620,273
Income tax expense	(136,383)	(10,039)	(9,884)	—	(156,306)
Net income including noncontrolling interests	446,187	734,472	50,654	(767,346)	463,967
Net income attributable to noncontrolling interests	—	—	(17,780)	—	(17,780)
Net income attributable to AMC Networks' stockholders	$446,187	$734,472	$32,874	$(767,346)	$446,187

Condensed Consolidating Statement of Income
Year Ended December 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,182,867	$637,823	$(14,999)	$2,805,691
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	991,476	352,788	(3,188)	1,341,076
Selling, general and administrative	—	447,118	178,332	(12,108)	613,342
Depreciation and amortization	—	40,923	53,715	—	94,638
Impairment and related charges	—	—	28,148	—	28,148
Restructuring expense	—	2,566	3,562	—	6,128
Total operating expenses	—	1,482,083	616,545	(15,296)	2,083,332
Operating income	—	700,784	21,278	297	722,359
Other income (expense):
Interest expense, net	(129,971)	41,934	(31,260)	—	(119,297)
Share of affiliates' income (loss)	748,430	13,360	—	(761,790)	—
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Miscellaneous, net	(1,530)	2,484	39,663	(297)	40,320
Total other income (expense)	613,925	57,778	8,403	(762,087)	(81,981)
Income from operations before income taxes	613,925	758,562	29,681	(761,790)	640,378
Income tax (expense) benefit	(142,609)	(10,132)	2,000	—	(150,741)
Net income including noncontrolling interests	471,316	748,430	31,681	(761,790)	489,637
Net income attributable to noncontrolling interests	—	—	(18,321)	—	(18,321)
Net income attributable to AMC Networks' stockholders	$471,316	$748,430	$13,360	$(761,790)	$471,316

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$446,187	$734,472	$50,654	$(767,346)	$463,967
Other comprehensive income (loss):
Foreign currency translation adjustment	(41,716)	—	(41,716)	41,716	(41,716)
Unrealized loss on interest rate swaps	(356)	—	—	—	(356)
Amounts reclassified from accumulated other comprehensive loss	(370)	—	—	—	(370)
Other comprehensive (loss) income, before income taxes	(42,442)	—	(41,716)	41,716	(42,442)
Income tax expense	45	—	—	—	45
Other comprehensive (loss) income, net of income taxes	(42,397)	—	(41,716)	41,716	(42,397)
Comprehensive income	403,790	734,472	8,938	(725,630)	421,570
Comprehensive income attributable to noncontrolling interests	—	—	(16,044)	—	(16,044)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$403,790	$734,472	$(7,106)	$(725,630)	$405,526

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$471,316	$748,430	$31,681	$(761,790)	$489,637
Other comprehensive income (loss):
Foreign currency translation adjustment	76,023	—	76,023	(76,023)	76,023
Unrealized loss on interest rate swaps	(35)	—	—	—	(35)
Unrealized gain on available for sale securities	5,398	—	—	—	5,398
Other comprehensive income, before income taxes	81,386	—	76,023	(76,023)	81,386
Income tax expense	(1,974)	—	—	—	(1,974)
Other comprehensive income, net of income taxes	79,412	—	76,023	(76,023)	79,412
Comprehensive income	550,728	748,430	107,704	(837,813)	569,049
Comprehensive income attributable to noncontrolling interests	—	—	(21,430)	—	(21,430)
Comprehensive income attributable to AMC Networks' stockholders	$550,728	$748,430	$86,274	$(837,813)	$547,619

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$503,796	$1,351,256	$(476,129)	$(772,376)	$606,547
Cash flows from investing activities:
Capital expenditures	—	(74,710)	(15,092)	—	(89,802)
Return of capital from investees	—	—	4,088	—	4,088
Payments for acquisitions, net of cash acquired	—	(675)	(83,714)	—	(84,389)
Investments in and loans to investees	—	—	(90,081)	—	(90,081)
(Increase) decrease to investment in affiliates	(215,862)	(2,646,335)	1,813,007	1,049,190	—
Net cash (used in) provided by investing activities	(215,862)	(2,721,720)	1,628,208	1,049,190	(260,184)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	289	—	—	—	289
Deemed repurchases of restricted stock/units	(16,836)	—	—	—	(16,836)
Purchase of treasury stock	(283,143)	—	—	—	(283,143)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(3,000)	(1,938)	—	(4,938)
Distributions to noncontrolling interest	—	—	(14,296)	—	(14,296)
Net cash used in financing activities	(295,373)	(3,000)	(16,234)	—	(314,607)
Net (decrease) increase in cash and cash equivalents from operations	(7,439)	(1,373,464)	1,135,845	276,814	31,756
Effect of exchange rate changes on cash and cash equivalents	7,240	1,350,367	(1,116,446)	(276,814)	(35,653)
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$121	$368,151	$186,614	$—	$554,886

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$454,539	$662,123	$31,157	$(762,090)	$385,729
Cash flows from investing activities:
Capital expenditures	—	(63,925)	(16,124)	—	(80,049)
Return of capital from investees	—	1,868	579	—	2,447
Investments in and loans to investees	—	—	(53,000)	—	(53,000)
(Increase) decrease to investment in affiliates	(282,424)	(2,234,682)	2,082,401	434,705	—
Net cash used in investing activities	(282,424)	(2,296,739)	2,013,856	434,705	(130,602)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,536,000	—	—	—	1,536,000
Repayment of long-term debt	(1,257,965)	—	—	—	(1,257,965)
Payments for financing costs	(10,405)	—	—	—	(10,405)
Deemed repurchases of restricted stock/units	(14,496)	—	—	—	(14,496)
Purchase of treasury stock	(434,210)	—	—	—	(434,210)
Principal payments on capital lease obligations	—	(2,725)	(1,848)	—	(4,573)
Distributions to noncontrolling interest	—	—	(18,561)	—	(18,561)
Net cash used in financing activities	(181,076)	(2,725)	(20,409)	—	(204,210)
Net increase (decrease) in cash and cash equivalents from operations	(8,961)	(1,637,341)	2,024,604	(327,385)	50,917
Effect of exchange rate changes on cash and cash equivalents	8,716	1,707,639	(2,017,263)	327,385	26,477
Cash and cash equivalents at beginning of period	565	320,950	159,874	—	481,389
Cash and cash equivalents at end of period	$320	$391,248	$167,215	$—	$558,783

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2018 and 2017:

(In thousands)	For the three months ended,
2018:	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	2018
Revenues, net	$740,823	$761,385	$696,875	$772,846	$2,971,929
Operating expenses	(507,168)	(569,854)	(532,276)	(635,722)	(2,245,020)
Operating income	$233,655	$191,531	$164,599	$137,124	$726,909
Net income including noncontrolling interests	$160,536	$110,332	$116,660	$76,439	$463,967
Net income attributable to AMC Networks' stockholders	$156,870	$106,181	$111,257	$71,879	$446,187

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.57	$1.84	$1.96	$1.27	$7.68
Diluted	$2.54	$1.82	$1.93	$1.24	$7.57

(In thousands)	For the three months ended,
2017:	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	2017
Revenues, net	$720,189	$710,545	$648,023	$726,934	$2,805,691
Operating expenses	(488,518)	(534,755)	(494,669)	(565,390)	(2,083,332)
Operating income	$231,671	$175,790	$153,354	$161,544	$722,359
Net income including noncontrolling interests	$142,631	$107,626	$90,836	$148,544	$489,637
Net income attributable to AMC Networks' stockholders	$136,217	$102,598	$87,002	$145,499	$471,316

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.00	$1.55	$1.37	$2.36	$7.26
Diluted	$1.98	$1.54	$1.35	$2.33	$7.18
The results for the fourth quarter of 2017 were impacted by the enactment of the Tax Cuts and Jobs Act. Specifically, the Company recorded a tax benefit of $56.9 million which represents the one-time impact of the change in the corporate tax rate on deferred tax assets and liabilities, partially offset by the one-time transition tax liability, net of foreign taxes deemed paid.

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2018
Allowance for doubtful accounts	$9,691	$7,399	$(6,302)	$10,788
Year Ended December 31, 2017
Allowance for doubtful accounts	$6,064	$3,567	$60	$9,691
Year Ended December 31, 2016
Allowance for doubtful accounts	$4,307	$1,924	$(167)	$6,064

S-1