Form 10-Q
period 2019-03-31
AMC Networks Inc.
filed 2019-05-01
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to
Commission File Number: 1-35106

AMC Networks Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-5403694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Penn Plaza, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 324-8500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	AMCX	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 26, 2019:

Class A Common Stock par value $0.01 per share	45,326,464
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$683,682	$554,886
Accounts receivable, trade (less allowance for doubtful accounts of $9,267 and $10,788)	829,704	835,977
Current portion of program rights, net	433,862	440,739
Prepaid expenses and other current assets	157,972	131,809
Total current assets	2,105,220	1,963,411
Property and equipment, net of accumulated depreciation of $308,699 and $293,918	251,841	246,262
Program rights, net	1,154,265	1,214,051
Deferred carriage fees, net	14,871	16,831
Intangible assets, net	569,527	578,907
Goodwill	797,793	798,037
Deferred tax asset, net	19,927	19,272
Operating lease right-of-use asset	174,563	—
Other assets	433,907	441,792
Total assets	$5,521,914	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$107,392	$107,066
Accrued liabilities	249,950	264,918
Current portion of program rights obligations	321,914	343,589
Deferred revenue	51,261	55,424
Current portion of long-term debt	30,125	21,334
Current portion of lease obligations	31,341	5,090
Total current liabilities	791,983	797,421
Program rights obligations	342,173	373,249
Long-term debt	3,080,800	3,088,221
Lease obligations	224,684	21,427
Deferred tax liability, net	137,567	145,443
Other liabilities	160,368	208,036
Total liabilities	4,737,575	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	299,802	299,558
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,851 and 63,255 shares issued and 45,326 and 44,749 shares outstanding, respectively	634	633
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	242,322	239,767
Accumulated earnings	1,372,339	1,228,942
Treasury stock, at cost (18,525 and 18,507 shares Class A Common Stock, respectively)	(993,574)	(992,583)
Accumulated other comprehensive loss	(166,446)	(160,194)
Total AMC Networks stockholders' equity	455,390	316,680
Non-redeemable noncontrolling interests	29,147	28,528
Total stockholders' equity	484,537	345,208
Total liabilities and stockholders' equity	$5,521,914	$5,278,563
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues, net	$784,221	$740,823
Operating expenses:
Technical and operating (excluding depreciation and amortization)	340,148	320,365
Selling, general and administrative	172,512	166,449
Depreciation and amortization	24,056	20,354
Restructuring expense	2,642	—
Total operating expenses	539,358	507,168
Operating income	244,863	233,655
Other income (expense):
Interest expense	(39,645)	(38,205)
Interest income	4,200	5,019
Miscellaneous, net	(12,785)	16,946
Total other income (expense)	(48,230)	(16,240)
Income from operations before income taxes	196,633	217,415
Income tax expense	(46,476)	(56,879)
Net income including noncontrolling interests	150,157	160,536
Net income attributable to noncontrolling interests	(6,760)	(3,666)
Net income attributable to AMC Networks' stockholders	$143,397	$156,870

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.53	$2.57
Diluted	$2.48	$2.54

Weighted average common shares:
Basic	56,588	60,967
Diluted	57,725	61,719
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income including noncontrolling interests	$150,157	$160,536
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,762)	18,805
Unrealized loss on interest rate swaps	(639)	—
Other comprehensive income, before income taxes	(6,401)	18,805
Income tax expense	149	—
Other comprehensive income, net of income taxes	(6,252)	18,805
Comprehensive income	143,905	179,341
Comprehensive income attributable to noncontrolling interests	(6,722)	(4,563)
Comprehensive income attributable to AMC Networks' stockholders	$137,183	$174,778
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	143,397	—	—	143,397	—	143,397
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	942	942
Distributions to noncontrolling member	—	—	—	—	—	—	—	(361)	(361)
Settlement of treasury stock	—	—	985	—	—	—	985	—	985
Other comprehensive income	—	—	—	—	—	(6,252)	(6,252)	38	(6,214)
Share-based compensation expense	—	—	19,899	—	—	—	19,899	—	19,899
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	—	—	(991)	—	(991)	—	(991)
Restricted stock units converted to shares	1	—	(22,959)	—	—	—	(22,958)	—	(22,958)
Balance, March 31, 2019	$634	$115	$242,322	$1,372,339	$(993,574)	$(166,446)	$455,390	$29,147	$484,537

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	$627	$115	$191,303	$766,725	$(709,440)	$(114,386)	$134,944	$29,001	$163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	156,870	—	—	156,870	—	156,870
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	469	469
Cumulative effects of adoption of accounting standards	—	—	—	12,784		—	12,784	—	12,784
Treasury stock not yet settled	—	—	(9,980)	—	—	—	(9,980)	—	(9,980)
Settlement of treasury stock	—	—	995	—	—	—	995	—	995
Other comprehensive income	—	—	—	—	—	18,804	18,804	897	19,701
Share-based compensation expense	—	—	15,319	—	—	—	15,319	—	15,319
Treasury stock acquired	—	—	—	—	(83,637)	—	(83,637)	—	(83,637)
Restricted stock units converted to shares	4	—	(15,359)	—	—	—	(15,355)	—	(15,355)
Balance, March 31, 2018	$631	$115	$182,278	$936,379	$(793,077)	$(95,582)	$230,744	$30,367	$261,111

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$150,157	$160,536
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,056	20,354
Share-based compensation expense related to equity classified awards	19,899	15,319
Non-cash restructuring charges	1,171	—
Amortization and write-off of program rights	205,275	218,626
Amortization of deferred carriage fees	2,710	4,401
Unrealized foreign currency transaction gain	(4,501)	(4,582)
Unrealized gain on derivative contracts, net	—	(13,984)
Amortization of deferred financing costs and discounts on indebtedness	1,954	1,881
Bad debt expense	2,353	914
Deferred income taxes	(8,858)	31,800
Write-down of non-marketable equity securities and note receivable	17,741	—
Other, net	1,142	(2,348)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(1,429)	(17,877)
Prepaid expenses and other assets	(26,233)	(5,512)
Program rights and obligations, net	(190,651)	(248,642)
Income taxes payable	40,114	15,723
Deferred revenue	(4,200)	4,980
Deferred carriage fees, net	(422)	(1,610)
Accounts payable, accrued liabilities and other liabilities	(58,591)	(63,007)
Net cash provided by operating activities	171,687	116,972
Cash flows from investing activities:
Capital expenditures	(22,053)	(11,942)
Return of capital from investees	3,908	172
Investment in and loans to investees	—	(42,318)
Net cash used in investing activities	(18,145)	(54,088)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,521	—
Principal payments on long-term debt	(3,238)	—
Deemed repurchases of restricted stock units	(22,959)	(15,354)
Purchase of treasury stock	(991)	(83,637)
Proceeds from stock option exercises	4,630	—
Principal payments on finance lease obligations	(1,309)	(1,406)
Distributions to noncontrolling interests	(5,629)	(1,435)
Net cash used in financing activities	(26,975)	(101,832)
Net increase (decrease) in cash and cash equivalents from operations	126,567	(38,948)
Effect of exchange rate changes on cash and cash equivalents	2,229	9,365
Cash and cash equivalents at beginning of period	554,886	558,783
Cash and cash equivalents at end of period	$683,682	$529,200

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

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels around the world; IFC Films, the Company's independent film distribution business; Levity Entertainment Group LLC ("Levity"), acquired April 20, 2018, our production services and comedy venues company; RLJ Entertainment Inc. ("RLJE"), acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and Urban Movie Channel ("UMC") and our subscription streaming services, Sundance Now and Shudder.

Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its subsidiaries in which a controlling voting interest is maintained or variable interest entities ("VIEs") in which the Company has determined it is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2018 contained in the Company's Annual Report on Form 10-K ("2018 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2019.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs were $3.3 million and $5.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Adoption of New Lease Standard
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective approach and effective date method. In addition, the Company elected the package of practical expedients, permitted under the transition guidance within the new standard, which among other things, allowed for the carry forward of the historical classification of leases. The adoption of the new standard resulted in additional net lease assets of $180.0 million (which is net of the historical deferred rent liability balance of $57.0 million) and lease liabilities of $237.0 million, respectively, as of January 1, 2019. The new standard did not materially impact our consolidated net income or cash flows. See Note 10 for further discussion regarding leases.
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 changes the disclosure requirements for fair value measurements and is effective for the first quarter of 2020, with early adoption permitted. ASU 2018-13 changes disclosure requirements related to transfers between Level I and II assets, as well as several aspects surrounding the valuation process and unrealized gains and losses related to Level III assets. The Company is currently evaluating the impact the adoption of the modified disclosure requirements will have on its consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The changes in this standard are effective for the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of the prospective disclosure requirements will have on its consolidated financial statements.
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2019	December 31, 2018
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,029,236	$1,018,105
Contract assets, short-term (included in Other current assets)	14,616	9,131
Contract assets, long-term (included in Other assets)	8,696	8,136
Contract liabilities (Deferred revenue)	51,261	55,424

Revenue recognized for the three months ended March 31, 2019 relating to the contract liability at December 31, 2018 was $7.1 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	56,588	60,967
Effect of dilution:
Stock options	33	—
Restricted stock units	1,104	752
Diluted weighted average common shares outstanding	57,725	61,719

Approximately 1.5 million and 0.2 million restricted stock units outstanding as of March 31, 2019 and March 31, 2018, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. For the three months ended March 31, 2018, there were 0.4 million stock options and 0.2 million restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2019, the Company repurchased 18 thousand shares of its Class A Common Stock at an average purchase price of approximately $53.82 per share. As of March 31, 2019, the Company has $558.4 million available for repurchase under the Stock Repurchase Program.
Note 4. Restructuring
During 2018, management commenced a restructuring initiative designed to reduce the cost structure of the Company. The restructuring was intended to improve organizational design of the Company through the elimination of certain roles, a reduction in the grade of certain roles, an increase in the span of responsibilities of certain senior managers, and the realignment of certain senior leaders to new or additional responsibilities.
Restructuring expense of $2.6 million for the three months ended March 31, 2019 primarily related to charges incurred at AMCNI for costs associated with the termination of distribution in certain territories.
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
Balance at December 31, 2018	$33,774	$1,415	$35,189
Charges	1,075	1,567	2,642
Cash payments	(17,089)	(333)	(17,422)
Non-cash adjustments	(737)	(2,577)	(3,314)
Currency translation	45	36	81
Balance at March 31, 2019	$17,068	$108	$17,176

Accrued restructuring costs of $11.7 million are included in accrued liabilities and $5.4 million are included in other liabilities (long-term) in the consolidated balance sheet at March 31, 2019.
Note 5. Business Combinations
RLJ Entertainment
In October 2018, the Company acquired a controlling interest in RLJE, a premium subscription streaming services company that operates Acorn TV and UMC. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

for African-American and urban audiences. In addition, RLJE owns a majority interest in Agatha Christie Ltd., a popular world-class franchise.
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

Fair value of equity consideration transferred	$41,513
Fair value of previously held equity interest	130,890
Fair value of redeemable noncontrolling interest	103,359
$275,762
Allocation to net assets acquired:
Cash	3,360
Accounts receivable	16,316
Prepaid expenses and other current assets	963
Programming rights	69,775
Property and equipment	2,841
Other assets (equity method investments)	36,700
Intangible assets	126,600
Accounts payable	(12,008)
Accrued liabilities	(41,501)
Debt	(25,187)
177,859
Goodwill	97,903
$275,762

Levity Entertainment Group LLC
On April 20, 2018, the Company acquired a 57% controlling interest in Levity, a production services and comedy venues company, for a total purchase price of $48.4 million. The purchase price consisted of a $35.0 million payment for the outstanding Class B Common Units of Levity and the acquisition of Series L Preferred Units for $13.4 million. The Company has entered into arrangements with the noncontrolling members related to the governance of Levity following the acquisition. The Company views this acquisition as complementary to its business and programming content strategy.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the valuation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

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
$78,923

Unaudited Pro forma financial information
The following unaudited pro forma financial information is based on (i) the historical financial statements of AMC Networks, (ii) the historical financial statements of RLJE and (iii) the historical financial statements of Levity and is intended to provide information about how the acquisitions may have affected the Company's historical consolidated financial statements if they had occurred as of January 1, 2018. The unaudited pro forma information has been prepared for comparative purposes only and includes adjustments for estimated additional depreciation and amortization expense as a result of tangible and identifiable intangible assets acquired. The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

(In thousands, except per share data)	Pro Forma Financial Information For the Three Months Ended March 31, 2018

Revenues, net	$799,137
Income from operations before income taxes	$148,210
Net income per share, basic	$2.43
Net income per share, diluted	$2.40

Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $85.8 million at March 31, 2019 and $90.9 million at December 31, 2018.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $1.4 million at March 31, 2019 and $1.2 million at December 31, 2018.
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
Investments in non-marketable equity securities were $61.8 million at March 31, 2019 and $71.8 million at December 31, 2018.
For the three months ended March 31, 2019, the Company recognized impairment charges of $17.7 million related to the partial write-down of certain non-marketable equity securities and a note receivable, included in Miscellaneous, net in the condensed consolidated statement of income.
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2018	$238,431	$559,606	$798,037
Puchase accounting adjustments	—	(1,748)	(1,748)
Amortization of "second component" goodwill	(332)	—	(332)
Foreign currency translation	—	1,836	1,836
March 31, 2019	$238,099	$559,694	$797,793

Purchase accounting adjustments relate to the acquisition of RLJE (see Note 5).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2019
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$615,628	$(205,195)	$410,433	6 to 25 years
Advertiser relationships	46,282	(18,665)	27,617	11 years
Trade names	124,453	(19,756)	104,697	3 to 20 years
Other amortizable intangible assets	13,428	(6,548)	6,880	5 to 15 years
Total amortizable intangible assets	799,791	(250,164)	549,627
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,691	$(250,164)	$569,527
(In thousands)	December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$620,771	$(198,500)	$422,271
Advertiser relationships	46,282	(17,613)	28,669
Trade names	118,772	(17,971)	100,801
Other amortizable intangible assets	13,643	(6,377)	7,266
Total amortizable intangible assets	799,468	(240,461)	559,007
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,368	$(240,461)	$578,907

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2019 and 2018 was $10.3 million and $9.3 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2019	$44,784
2020	47,216
2021	46,422
2022	46,159
2023	46,076

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2019	December 31, 2018
Interest	$40,066	$30,018
Employee related costs	58,202	100,729
Income taxes payable	41,425	1,527
Other accrued expenses	110,257	132,644
Total accrued liabilities	$249,950	$264,918

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2019	December 31, 2018
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	2,000	2,584
Total long-term debt	3,152,000	3,152,584
Unamortized discount	(28,010)	(29,181)
Unamortized deferred financing costs	(13,065)	(13,848)
Long-term debt, net	3,110,925	3,109,555
Current portion of long-term debt	30,125	21,334
Noncurrent portion of long-term debt	$3,080,800	$3,088,221

(a)	The Company's $500 million revolving credit facility remains undrawn at March 31, 2019. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Note 10. Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable lease agreements which expire at various dates through 2034. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The exercise of lease renewal options is at the Company's sole discretion, as such, these options are generally not recognized as part of our right-of-use asset or lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs or credits. Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants. We rent or sublease one real estate property to a third party, which constitutes an immaterial portion of our lease portfolio.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the leases included in the consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2019
Assets
Operating	Operating lease right-of-use asset	$174,563
Finance	Property and equipment, net	18,502
Total lease assets		$193,065
Liabilities
Current:
Operating	Current portion of lease obligations	$26,633
Finance	Current portion of lease obligations	4,708
		$31,341
Noncurrent:
Operating	Lease obligations	$204,336
Finance	Lease obligations	20,348
		224,684

Total lease liabilities		$256,025

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the condensed consolidated statement of income:

(In thousands)	Income Statement Location	March 31, 2019
Operating lease costs	SG&A expenses	$8,206
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	673
Interest on lease liabilities	Net interest expense	678
Short term lease costs	SG&A expenses	1,590
Variable lease costs	SG&A expenses	308
Total net lease cost		$11,455
The following table summarizes the maturity of lease liabilities for operating and finance leases:

(In thousands)	Operating Leases	Finance Leases	Total
2019	$27,419	$5,627	$33,046
2020	35,909	5,862	41,771
2021	31,248	4,388	35,636
2022	33,309	4,414	37,723
2023	33,766	4,441	38,207
Thereafter	118,885	9,673	128,558
Total lease payments	280,536	34,405	314,941
Less: Interest	49,568	9,348	58,916
Present value of lease liabilities	$230,968	$25,057	$256,025

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

March 31, 2019
Weighted average remaining lease term (years):
Operating leases	8.31
Finance leases	6.08
Weighted average discount rate:
Operating leases	4.75%
Finance leases	10.21%

The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

March 31, 2019
Operating cash flows from operating leases	$8,240
Financing cash flows from finance leases	$1,309

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2019:
Assets
Cash equivalents	$120,119	$—	$—	$120,119
Marketable securities	1,405	—	—	1,405
Foreign currency derivatives	—	2,957	—	2,957
Liabilities
Interest rate swap contracts	$—	$995	$—	$995
Foreign currency derivatives	—	$2,247	$—	2,247
At December 31, 2018:
Assets
Cash equivalents	$68,498	$—	$—	$68,498
Marketable securities	1,173	—	—	1,173
Foreign currency derivatives	—	3,509	—	3,509
Liabilities
Interest rate swap contracts	$—	$356	$—	$356
Foreign currency derivatives	—	$3,121	$—	3,121

The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's interest rate swap contracts and foreign currency derivatives are classified within Level II of the fair value hierarchy as their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
For the three months ended March 31, 2018, the Company recorded a gain of $8.1 million related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At March 31, 2019, the Company does not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$740,352	$736,875
4.75% Notes due August 2025	786,894	794,000
5.00% Notes due April 2024	986,838	1,004,900
4.75% Notes due December 2022	594,841	606,750
Other debt	$2,000	$2,000
	$3,110,925	$3,142,525

(In thousands)	December 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$739,710	$738,750
4.75% Notes due August 2025	786,458	720,000
5.00% Notes due April 2024	986,275	947,500
4.75% Notes due December 2022	594,528	580,500
Other debt	$2,584	$2,584
	$3,109,555	$2,989,334

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
As of March 31, 2019, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The fair values of the Company's derivative financial instruments not designated as hedging instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$995	$356
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,270	$1,452
Foreign currency derivatives	Other assets	1,687	2,057
Liabilities:
Foreign currency derivatives	Accrued liabilities	$597	$700
Foreign currency derivatives	Other liabilities	1,650	2,421

The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(651)	$—	Interest expense	$12	$—

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2019	2018
Interest rate swap contracts	Interest expense	$—	$(146)
Foreign currency derivatives	Miscellaneous, net	457	(293)
Other derivatives	Miscellaneous, net	—	11,687
Total		$457	$11,248

Note 13. Income Taxes
For the three months ended March 31, 2019, income tax expense was $46.5 million, representing an effective tax rate of 24%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state income tax expense of $3.2 million.
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
At March 31, 2019, the Company had foreign tax credit carry forwards of approximately $25.3 million, expiring on various dates from 2022 through 2029. These carryforwards have been reduced by a valuation allowance of $25.3 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2019, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of March 31, 2019, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $200.7 million, as compared to December 31, 2018, to $923.1 million. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as contractual obligations.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Compliant, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The trial is scheduled to begin on May 4, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. The parties in the second action are presently engaged in fact discovery. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 15. Equity Plans
In March 2019, AMC Networks granted 498,320 restricted stock units ("RSUs") and 390,566 performance restricted stock units ("PRSUs") to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 165,194 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date.
The target number of PRSUs granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three-year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
During the three months ended March 31, 2019, 518,583 RSUs and 349,761 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 217,265 RSUs and 150,771 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 301,318 RSU and 198,990 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $23.0 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2019.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2019 and March 31, 2018 was $19.9 million, and $15.3 million, respectively.
As of March 31, 2019, there was $120.1 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.5 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2019.

(In thousands)	Three Months Ended March 31, 2019
December 31, 2018	$299,558
Net earnings	5,819
Distributions	(5,268)
Other	(307)
March 31, 2019	$299,802

Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$2,216	$6,070
Treasury stock not yet settled	—	9,980
Supplemental Data:
Cash interest paid	28,235	25,634
Income taxes paid, net	6,426	6,243

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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring expense or credit and the Company's proportionate share of adjusted operating income (loss) from greater than 50% owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Three Months Ended March 31, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$239,089	$21,206	$—	$260,295
Distribution	377,029	149,882	(2,985)	523,926
Consolidated revenues, net	$616,118	$171,088	$(2,985)	$784,221
Operating income (loss)	$251,502	$(13,748)	$7,109	$244,863
Share-based compensation expense	16,269	3,630	—	19,899
Restructuring expense	303	3,035	(696)	2,642
Depreciation and amortization	8,612	15,444	—	24,056
Equity investees (>50% interest) AOI	—	1,580	—	1,580
Adjusted operating income	$276,686	$9,941	$6,413	$293,040

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$225,730	$22,510	$—	$248,240
Distribution	407,298	88,880	(3,595)	492,583
Consolidated revenues, net	$633,028	$111,390	$(3,595)	$740,823
Operating income (loss)	$249,852	$(16,814)	$617	$233,655
Share-based compensation expense	12,527	2,792	—	15,319
Depreciation and amortization	8,495	11,859	—	20,354
Adjusted operating income	$270,874	$(2,163)	$617	$269,328

Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended March 31,
	2019	2018
Inter-segment revenues
National Networks	$(1,390)	$(2,535)
International and Other	(1,595)	(1,060)
	$(2,985)	$(3,595)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2019	2018
Revenues
United States	$662,464	$586,568
Europe	79,434	86,264
Other	42,323	67,991
	$784,221	$740,823

The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2019	December 31, 2018
Property and equipment, net
United States	$209,903	$202,833
Europe	26,554	27,218
Other	15,384	16,211
	$251,841	$246,262

Note 20. Condensed Consolidating Financial Statements
Debt of AMC Networks includes $600 million of 4.75% senior notes due December 2022, $1 billion of 5.00% senior notes due April 2024 and $800 million of 4.75% senior notes due August 2025. All outstanding senior notes issued by AMC Networks (for purposes of this Note 20, "Parent Company") are guaranteed on a senior unsecured basis by certain of its existing and future domestic restricted subsidiaries (the "Guarantor Subsidiaries"). All Guarantor Subsidiaries are owned 100% by AMC Networks. The outstanding notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries on a joint and several basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$827	$477,816	$205,039	$—	$683,682
Accounts receivable, trade (less allowance for doubtful accounts)	19	589,936	239,749	—	829,704
Current portion of program rights, net	—	293,477	140,586	(201)	433,862
Prepaid expenses, other current assets and intercompany receivable	58	194,921	32,133	(69,140)	157,972
Total current assets	904	1,556,150	617,507	(69,341)	2,105,220
Property and equipment, net of accumulated depreciation	—	182,433	69,408	—	251,841
Investment in affiliates	3,844,267	1,637,988	—	(5,482,255)	—
Program rights, net	—	918,943	236,759	(1,437)	1,154,265
Long-term intercompany notes receivable	—	—	218	(218)	—
Deferred carriage fees, net	—	14,055	816	—	14,871
Intangible assets, net	—	158,947	410,580	—	569,527
Goodwill	—	64,950	732,843	—	797,793
Deferred tax asset, net	—	—	19,927	—	19,927
Operating lease right-of-use asset	101,521	20,085	52,957	—	174,563
Other assets	—	171,200	262,707	—	433,907
Total assets	$3,946,692	$4,724,751	$2,403,722	$(5,553,251)	$5,521,914
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$38,969	$68,423	$—	$107,392
Accrued liabilities and intercompany payable	79,873	116,858	124,069	(70,850)	249,950
Current portion of program rights obligations	—	243,013	78,901	—	321,914
Deferred revenue	—	28,632	22,629	—	51,261
Current portion of long-term debt	28,125	—	2,000	—	30,125
Current portion of lease obligations	13,505	6,568	11,268	—	31,341
Total current liabilities	121,503	434,040	307,290	(70,850)	791,983
Program rights obligations	—	323,343	18,830	—	342,173
Long-term debt, net	3,080,800	—	—	—	3,080,800
Lease obligations	125,814	21,833	77,037	—	224,684
Deferred tax liability, net	131,723	—	5,844	—	137,567
Other liabilities and intercompany notes payable	31,463	101,268	27,783	(146)	160,368
Total liabilities	3,491,303	880,484	436,784	(70,996)	4,737,575
Commitments and contingencies
Redeemable noncontrolling interests	—	—	299,802	—	299,802
Stockholders' equity:
AMC Networks stockholders' equity	455,389	3,844,267	1,637,989	(5,482,255)	455,390
Non-redeemable noncontrolling interests	—	—	29,147	—	29,147
Total stockholders' equity	455,389	3,844,267	1,667,136	(5,482,255)	484,537
Total liabilities and stockholders' equity	$3,946,692	$4,724,751	$2,403,722	$(5,553,251)	$5,521,914

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$121	$368,151	$186,614	$—	$554,886
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	16	600,121	235,840	—	835,977
Current portion of program rights, net	—	292,002	148,955	(218)	440,739
Prepaid expenses, other current assets and intercompany receivable	6,543	158,936	23,549	(57,219)	131,809
Total current assets	6,680	1,419,210	594,958	(57,437)	1,963,411
Property and equipment, net of accumulated depreciation	—	175,040	71,222	—	246,262
Investment in affiliates	3,656,003	1,655,083	—	(5,311,086)	—
Program rights, net	—	969,802	245,862	(1,613)	1,214,051
Long-term intercompany notes receivable	—	—	190	(190)	—
Deferred carriage fees, net	—	15,993	838	—	16,831
Intangible assets, net	—	161,417	417,490	—	578,907
Goodwill	—	65,282	732,755	—	798,037
Deferred tax asset, net	—	—	19,272	—	19,272
Other assets	—	149,724	292,068		441,792
Total assets	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$34,630	$72,436	$—	$107,066
Accrued liabilities and intercompany payable	35,189	173,836	114,943	(59,050)	264,918
Current portion of program rights obligations	—	259,414	84,175	—	343,589
Deferred revenue	—	34,608	20,816	—	55,424
Current portion of long-term debt	18,750	—	2,584	—	21,334
Current portion of capital lease obligations	—	2,941	2,149	—	5,090
Total current liabilities	53,939	505,429	297,103	(59,050)	797,421
Program rights obligations	—	349,814	23,435	—	373,249
Long-term debt, net	3,088,221	—	—	—	3,088,221
Capital lease obligations	—	1,420	20,007	—	21,427
Deferred tax liability, net	140,474	—	4,969	—	145,443
Other liabilities and intercompany notes payable	63,369	98,885	45,972	(190)	208,036
Total liabilities	3,346,003	955,548	391,486	(59,240)	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	—	—	299,558	—	299,558
Stockholders' equity:
AMC Networks stockholders' equity	316,680	3,656,003	1,655,083	(5,311,086)	316,680
Non-redeemable noncontrolling interests	—	—	28,528	—	28,528
Total stockholders' equity	316,680	3,656,003	1,683,611	(5,311,086)	345,208
Total liabilities and stockholders' equity	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$574,230	$212,760	$(2,769)	$784,221
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	220,488	120,718	(1,058)	340,148
Selling, general and administrative	—	111,581	62,831	(1,900)	172,512
Depreciation and amortization	—	12,537	11,519	—	24,056
Impairment charges	—	—	—	—	—
Restructuring expense	—	(283)	2,925	—	2,642
Total operating expenses	—	344,323	197,993	(2,958)	539,358
Operating income	—	229,907	14,767	189	244,863
Other income (expense):
Interest expense, net	(38,929)	3,183	301	—	(35,445)
Share of affiliates’ income (loss)	224,244	(7,311)	—	(216,933)	—
Miscellaneous, net	(99)	709	(13,206)	(189)	(12,785)
Total other income (expense)	185,216	(3,419)	(12,905)	(217,122)	(48,230)
Income from operations before income taxes	185,216	226,488	1,862	(216,933)	196,633
Income tax expense	(41,819)	(2,244)	(2,413)	—	(46,476)
Net income including noncontrolling interests	143,397	224,244	(551)	(216,933)	150,157
Net income attributable to noncontrolling interests	—	—	(6,760)	—	(6,760)
Net income attributable to AMC Networks’ stockholders	$143,397	$224,244	$(7,311)	$(216,933)	$143,397

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$574,917	$170,386	$(4,480)	$740,823
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	222,621	98,522	(778)	320,365
Selling, general and administrative	—	122,059	48,089	(3,699)	166,449
Depreciation and amortization	—	10,804	9,550	—	20,354
Impairment and related charges	—	—	—	—	—
Restructuring (credit) expense	—	—	—	—	—
Total operating expenses	—	355,484	156,161	(4,477)	507,168
Operating income	—	219,433	14,225	(3)	233,655
Other income (expense):
Interest expense, net	(36,907)	11,897	(8,176)	—	(33,186)
Share of affiliates’ income	247,482	17,498	—	(264,980)	—
Loss on extinguishment of debt	—	—	—	—	—
Miscellaneous, net	(206)	734	16,415	3	16,946
Total other income (expense)	210,369	30,129	8,239	(264,977)	(16,240)
Income from operations before income taxes	210,369	249,562	22,464	(264,980)	217,415
Income tax (expense) benefit	(53,499)	(2,080)	(1,300)	—	(56,879)
Net income including noncontrolling interests	156,870	247,482	21,164	(264,980)	160,536
Net income attributable to noncontrolling interests	—	—	(3,666)	—	(3,666)
Net income attributable to AMC Networks’ stockholders	$156,870	$247,482	$17,498	$(264,980)	$156,870

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$143,397	$224,244	$(551)	$(216,933)	$150,157
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,762)	—	(5,762)	5,762	(5,762)
Unrealized loss on interest rate swaps	(639)	—	—	—	(639)
Other comprehensive income, before income taxes	(6,401)	—	(5,762)	5,762	(6,401)
Income tax expense	149	—	—	—	149
Other comprehensive income, net of income taxes	(6,252)	—	(5,762)	5,762	(6,252)
Comprehensive income	137,145	224,244	(6,313)	(211,171)	143,905
Comprehensive income attributable to noncontrolling interests	—	—	(6,722)	—	(6,722)
Comprehensive income attributable to AMC Networks' stockholders	$137,145	$224,244	$(13,035)	$(211,171)	$137,183

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$156,870	$247,482	$21,164	$(264,980)	$160,536
Other comprehensive income (loss):
Foreign currency translation adjustment	18,805	—	18,805	(18,805)	18,805
Other comprehensive income, net of income taxes	18,805	—	18,805	(18,805)	18,805
Comprehensive income	175,675	247,482	39,969	(283,785)	179,341
Comprehensive income attributable to noncontrolling interests	—	—	(4,563)	—	(4,563)
Comprehensive income attributable to AMC Networks’ stockholders	$175,675	$247,482	$35,406	$(283,785)	$174,778

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$197,776	$164,138	$27,703	$(217,930)	$171,687
Cash flows from investing activities:
Capital expenditures	(26)	(19,868)	(2,159)	—	(22,053)
Return of capital from investees	—	—	3,908	—	3,908
Investment in and loans to investees	—	—	—	—	—
Payments for acquisition of a business, net of cash acquired	—	—	—	—	—
Increase (decrease) to investment in affiliates	(177,117)	69,120	(75,454)	183,451	—
Net cash (used in) provided by investing activities	(177,143)	49,252	(73,705)	183,451	(18,145)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	2,521	—	2,521
Repayment of long-term debt	—	—	(3,238)	—	(3,238)
Deemed repurchases of restricted stock units	(22,959)	—	—	—	(22,959)
Purchase of treasury stock	(991)	—	—	—	(991)
Proceeds from stock option exercises	4,630	—	—	—	4,630
Principal payments on finance lease obligations	—	(786)	(523)	—	(1,309)
Distributions to noncontrolling interests	—	—	(5,629)	—	(5,629)
Net cash used in financing activities	(19,320)	(786)	(6,869)	—	(26,975)
Net increase (decrease) in cash and cash equivalents from operations	1,313	212,604	(52,871)	(34,479)	126,567
Effect of exchange rate changes on cash and cash equivalents	(607)	(102,939)	71,296	34,479	2,229
Cash and cash equivalents at beginning of period	121	368,151	186,614	—	554,886
Cash and cash equivalents at end of period	$827	$477,816	$205,039	$—	$683,682

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$234,947	$154,495	$(7,472)	$(264,998)	$116,972
Cash flows from investing activities:
Capital expenditures	—	(11,040)	(902)	—	(11,942)
Return of capital from investees	—	—	172	—	172
Investment in investees	—	—	(42,318)	—	(42,318)
Increase (decrease) to investment in affiliates	(141,109)	(129,821)	67,191	203,739	—
Net cash (used in) provided by investing activities	(141,109)	(140,861)	24,143	203,739	(54,088)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	—	—	—
Principal payments on long-term debt	—	—	—	—	—
Payments for financing costs	—	—	—	—	—
Deemed repurchases of restricted stock units	(15,354)	—	—	—	(15,354)
Purchase of treasury stock	(83,637)	—	—	—	(83,637)
Principal payments on capital lease obligations	—	(723)	(683)	—	(1,406)
Distributions to noncontrolling interests	—	—	(1,435)	—	(1,435)
Net cash used in financing activities	(98,991)	(723)	(2,118)	—	(101,832)
Net increase (decrease) in cash and cash equivalents from operations	(5,153)	12,911	14,553	(61,259)	(38,948)
Effect of exchange rate changes on cash and cash equivalents	5,017	(49,740)	(7,171)	61,259	9,365
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$184	$354,419	$174,597	$—	$529,200

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•	the impact of new and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the E.U. General Data Protection Regulation;

•	the impact of Brexit, particularly in the event of the U.K.'s departure from the E.U. without an agreement on terms;
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

•    the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•    other risks and uncertainties inherent in our programming businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•	the factors described under Item 1A, "Risk Factors" in our 2018 Annual Report on Form 10-K (the "2018 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
Introduction
Management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2018 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2019, as well as an analysis of our cash flows for the three months ended March 31, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2019 as compared to December 31, 2018.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2018.
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

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels around the world; IFC Films, the Company's independent film distribution business; Levity Entertainment Group ("Levity") (acquired April 20, 2018, see discussion below), our production services and comedy venues company; RLJ Entertainment Inc. ("RLJE"), acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and UMC, and our wholly-owned subscription streaming services, Shudder and Sundance Now.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2019	2018
Revenues, net
National Networks	$616,118	$633,028
International and Other	171,088	111,390
Inter-segment eliminations	(2,985)	(3,595)
Consolidated revenues, net	$784,221	$740,823
Operating income (loss)
National Networks	$251,502	$249,852
International and Other	(13,748)	(16,814)
Inter-segment eliminations	7,109	617
Consolidated operating income	$244,863	$233,655
AOI
National Networks	$276,686	$270,874
International and Other	9,941	(2,163)
Inter-segment eliminations	6,413	617
Consolidated AOI	$293,040	$269,328
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring expense or credit, and the Company's proportionate share of adjusted operating income (loss) from greater than 50% owned equity method investees.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2019	2018
Operating income	$244,863	$233,655
Share-based compensation expense	19,899	15,319
Restructuring expense	2,642	—
Depreciation and amortization	24,056	20,354
Equity investees (>50% interest) AOI	1,580	—
AOI	$293,040	$269,328

Items Impacting Comparability
RLJE
In October 2018, we acquired a controlling interest in RLJE. The operating results of RLJE are included in our International and Other segment in the consolidated statement of income from the acquisition date through March 31, 2019.
Levity
In April 2018, we acquired a controlling interest in Levity. The operating results of Levity are included in our International and Other segment in the consolidated statement of income from the acquisition date through March 31, 2019.
National Networks
In our National Networks segment, which accounted for 79% of our consolidated revenues for the three months ended March 31, 2019, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and content licensing revenue from the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs were $3.3 million and $4.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, Levity, RLJE (which includes the subscription streaming services Acorn TV and UMC), IFC Films, our independent film distribution business and our wholly-owned subscription streaming services, Shudder and Sundance Now.
In our International and Other segment, which accounted for 22% of our consolidated revenues for the three months ended March 31, 2019, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from production services from Levity, revenues from our wholly-owned subscription streaming services Shudder and Sundance Now, as well as subscription streaming services operated by RLJE; AcornTV and UMC, revenues from the distribution of content of IFC Films and RLJE, and Levity's operation of comedy venues. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. For the three months ended March 31, 2019, distribution revenues represented 88% of the revenues of the International and Other segment. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America. Our subscription streaming services are available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$784,221	100.0%	$740,823	100.0%	$43,398	5.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	340,148	43.4	320,365	43.2	19,783	6.2
Selling, general and administrative	172,512	22.0	166,449	22.5	6,063	3.6
Depreciation and amortization	24,056	3.1	20,354	2.7	3,702	18.2
Restructuring expense	2,642	0.3	—	—	2,642	n/m
Total operating expenses	539,358	68.8	507,168	68.5	32,190	6.3
Operating income	244,863	31.2	233,655	31.5	11,208	4.8
Other income (expense):
Interest expense, net	(35,445)	(4.5)	(33,186)	(4.5)	(2,259)	6.8
Miscellaneous, net	(12,785)	(1.6)	16,946	2.3	(29,731)	(175.4)
Total other income (expense)	(48,230)	(6.2)	(16,240)	(2.2)	(31,990)	197.0
Net income from operations before income taxes	196,633	25.1	217,415	29.3	(20,782)	(9.6)
Income tax expense	(46,476)	(5.9)	(56,879)	(7.7)	10,403	(18.3)
Net income including noncontrolling interests	150,157	19.1	160,536	21.7	(10,379)	(6.5)
Net income attributable to noncontrolling interests	(6,760)	(0.9)	(3,666)	(0.5)	(3,094)	84.4%
Net income attributable to AMC Networks' stockholders	$143,397	18.3%	$156,870	21.2%	$(13,473)	(8.6)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$616,118	100.0%	$633,028	100.0%	$(16,910)	(2.7)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	241,260	39.2	249,786	39.5	(8,526)	(3.4)
Selling, general and administrative	114,441	18.6	124,895	19.7	(10,454)	(8.4)
Depreciation and amortization	8,612	1.4	8,495	1.3	117	1.4
Restructuring expense	303	—	—	—	303	n/m
Operating income	$251,502	40.8%	$249,852	39.5%	$1,650	0.7%
Share-based compensation expense	16,269	2.6	12,527	2.0	3,742	29.9
Restructuring credit	303	—	—	—	303	n/m
Depreciation and amortization	8,612	1.4	8,495	1.3	117	1.4
AOI	$276,686	44.9%	$270,874	42.8%	$5,812	2.1%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$171,088	100.0%	$111,390	100.0%	$59,698	53.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	108,272	63.3	74,763	67.1	33,509	44.8
Selling, general and administrative	58,085	34.0	41,582	37.3	16,503	39.7
Depreciation and amortization	15,444	9.0	11,859	10.6	3,585	30.2
Restructuring expense	3,035	1.8	—	—	3,035	n/m
Operating loss	$(13,748)	(8.0)%	$(16,814)	(15.1)%	$3,066	(18.2)%
Share-based compensation expense	3,630	2.1	2,792	2.5	838	30.0
Restructuring expense	3,035	1.8	—	—	3,035	n/m
Depreciation and amortization	15,444	9.0	11,859	10.6	3,585	30.2
Equity investees (>50% interest) AOI	1,580	0.9	—	—	1,580	n/m
AOI	$9,941	5.8%	$(2,163)	(1.9)%	$12,104	(559.6)%

Revenues, net
Revenues, net increased $43.4 million to $784.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$616,118	78.6%	$633,028	85.4%	$(16,910)	(2.7)%
International and Other	171,088	21.8	111,390	15.0	59,698	53.6
Inter-segment eliminations	(2,985)	(0.4)	(3,595)	(0.4)	610	(17.0)
Consolidated revenues, net	$784,221	100.0%	$740,823	100.0%	$43,398	5.9%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$239,089	38.8%	$225,730	35.7%	$13,359	5.9%
Distribution	377,029	61.2	407,298	64.3	(30,269)	(7.4)
	$616,118	100.0%	$633,028	100.0%	$(16,910)	(2.7)%

•
The increase of $13.4 million in advertising revenues was driven by the timing of our original programming and pricing increases across all of our networks, partially offset by lower ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues decreased $30.3 million due to a decrease in content licensing revenues of $35.0 million from lower foreign distribution revenues derived from our original programming, primarily at AMC. Subscription revenues increased $4.7 million resulting from an increase in rates, partially offset by lower subscribers. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$21,206	12.4%	$22,510	20.2%	$(1,304)	(5.8)%
Distribution	149,882	87.6	88,880	79.8	61,002	68.6
	$171,088	100.0%	$111,390	100.0%	$59,698	53.6%
The decrease of $1.3 million in advertising revenues was principally due to the unfavorable impact of foreign currency translation of $1.9 million, partially offset by a slight increase in demand in certain international markets. Distribution revenues increased primarily due to a $64.7 million impact from the acquisitions of Levity and RLJE. In addition, distribution revenues increased $3.3 million from our subscription streaming services. Foreign currency translation had an unfavorable impact to distribution revenues of $5.8 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $19.8 million to $340.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$241,260	$249,786	$(8,526)	(3.4)%
International and Other	108,272	74,763	33,509	44.8
Inter-segment eliminations	(9,384)	(4,184)	(5,200)	124.3
Total	$340,148	$320,365	$19,783	6.2%
Percentage of revenues, net	43.4%	43.2%
National Networks
The decrease in technical and operating expense was primarily attributable to a decrease of $10.0 million in other direct programming costs, partially offset by a slight increase of $1.5 million in program rights amortization expense. Program rights amortization expense includes write-offs, based on management's assessment of programming usefulness, of $3.3 million for the three months ended March 31, 2019 related to certain original programming, as compared to program rights write-offs of $4.6 million for the three months ended March 31, 2018 related to certain scripted series and development costs.
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
International and Other
Technical and operating expense increased due to a $40.1 million impact from the acquisitions of Levity and RLJE, partially offset by a decrease in program rights amortization expense at AMCNI of $10.3 million. Foreign currency translation had an favorable impact to the change in technical and operating expense of $4.8 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $6.1 million to $172.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$114,441	$124,895	$(10,454)	(8.4)%
International and Other	58,085	41,582	16,503	39.7
Inter-segment eliminations	(14)	(28)	14	(50.0)
Total	$172,512	$166,449	$6,063	3.6%
Percentage of revenues, net	22.0%	22.5%
National Networks
Selling, general and administrative expense decreased $10.5 million principally due to a decrease in sales and marketing costs related to the timing of promotion and marketing of our original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $16.5 million primarily due to a $22.8 million impact from the acquisitions of Levity and RLJE, partially offset by a decrease in sales and marketing costs of $2.8 million and administrative costs of $3.4 million at AMCNI. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $1.9 million.

Depreciation and amortization
Depreciation and amortization expense increased $3.7 million to $24.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$8,612	$8,495	$117	1.4%
International and Other	15,444	11,859	3,585	30.2
	$24,056	$20,354	$3,702	18.2%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $2.3 million impact from the acquisitions of Levity and RLJE as well as an increase in depreciation expense of $1.7 million related to leasehold additions.
Restructuring expense
Restructuring expense of $2.6 million for the three months ended March 31, 2019 primarily consisted of charges incurred at AMCNI of $3.0 million related to costs associated with the termination of distribution in certain territories.
Operating Income

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$251,502	$249,852	$1,650	0.7%
International and Other	(13,748)	(16,814)	3,066	(18.2)
Inter-segment Eliminations	7,109	617	6,492	n/m
	$244,863	$233,655	$11,208	4.8%
The increase in operating income at the National Networks segment was primarily attributable to a decrease in technical and operating expense of $8.5 million and a decrease in selling, general and administrative expense of $10.5 million, partially offset by a decrease in revenues of $16.9 million.
The decrease in operating losses at the International and Other segment was primarily attributable to an increase in revenues of $59.7 million, partially offset by an increase in technical and operating expense of $33.5 million, an increase in selling, general and administrative expense of $16.5 million, restructuring expense of $3.0 million and an increase in depreciation and amortization of $3.6 million.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
Operating income	$244,863	$233,655	$11,208	4.8%
Share-based compensation expense	19,899	15,319	4,580	29.9
Restructuring expense	2,642	—	2,642	n/m
Depreciation and amortization	24,056	20,354	3,702	18.2
Equity investees (>50% interest) AOI	1,580	—	1,580	n/m
AOI	$293,040	$269,328	$23,712	8.8%
AOI increased $23.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$276,686	$270,874	$5,812	2.1%
International and Other	9,941	(2,163)	12,104	(559.6)
Inter-segment eliminations	6,413	617	5,796	939.4
AOI	$293,040	$269,328	$23,712	8.8%
National Networks AOI increased principally due to the increase in operating income of $1.7 million as well as the impact from an increase in share-based compensation expense of $3.7 million.
International and Other AOI increased $12.1 million due to the decrease in operating loss of $3.1 million as well as the impact from an increase in depreciation and amortization of $3.6 million primarily from the acquisitions of Levity and RLJE, restructuring expense of $3.0 million, and an increase of $1.6 million related to the AOI of majority-owned equity method investees. Foreign currency translation had an unfavorable impact to the change in AOI of $1.0 million.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $2.3 million is driven by a $1.4 million increase in interest expense driven by a higher variable interest rate on our term loan as well as a decrease in interest income of $0.8 million.
Miscellaneous, net
The decrease in miscellaneous, net of $29.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by impairment charges of $17.7 million recorded for the three months ended March 31, 2019 for the partial write-down of certain of our non-marketable equity securities and a note receivable. In addition, miscellaneous, net decreased $10.9 million related to gains associated with the increase in fair value of our investment in RLJE recorded for the three months ended March 31, 2018.
Income tax expense
For the three months ended March 31, 2019, income tax expense was $46.5 million, representing an effective tax rate of 24%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state income tax expense of $3.2 million.
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
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million. On June 13, 2018, the Board of Directors approved a further increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2019, the Company repurchased 18.4 million shares of its Class A common stock at an average purchase price of approximately $53.82 per share. As of March 31, 2019, the Company has $558.4 million available for repurchase under the Stock Repurchase Program.

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
As of March 31, 2019, our consolidated cash and cash equivalents balance includes approximately $134.4 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2018 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2019. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2019.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31:

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$171,687	$116,972
Cash used in investing activities	(18,145)	(54,088)
Cash used in financing activities	(26,975)	(101,832)
Net increase (decrease) in cash and cash equivalents	126,567	(38,948)
Operating Activities
Net cash provided by operating activities amounted to $171.7 million for the three months ended March 31, 2019 as compared to $117.0 million for the three months ended March 31, 2018. Net cash provided by operating activities for the three months ended March 31, 2019 primarily resulted from $413.1 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, as well as an increase in income taxes payable of $40.1 million, which was partially offset by payments for program rights of $190.7 million, an increase in prepaid expense and other assets of $26.2 million primarily related to an increase in long-term receivables and a decrease in accounts payable, accrued expenses and other liabilities of $58.6 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $6.1 million.
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

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $18.1 million and $54.1 million, respectively. For the three months ended March 31, 2019, cash used in investing activities included capital expenditures of $22.1 million, partially offset by a return of capital from investees of $3.9 million. For the three months ended March 31, 2018, cash used in investing activities included investments of $42.3 million and capital expenditures of $11.9 million.
Financing Activities
Net cash used in financing activities amounted to $27.0 million for the three months ended March 31, 2019 as compared to $101.8 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, financing activities primarily consisted of taxes paid in lieu of shares issued for equity-based compensation of $23.0 million, distributions to noncontrolling interests of $5.6 million, principal payments on finance leases of $1.3 million, and purchases of our common stock of $1.0 million, partially offset by proceeds from stock option exercises of $4.6 million.
Net cash used in financing activities amounted to $101.8 million for the three months ended March 31, 2018 and primarily consisted of purchases of our common stock of $83.6 million. In addition, net cash used in financing activities for the three months ended March 31, 2018 includes taxes paid in lieu of shares issued for equity-based compensation of $15.4 million and distributions to noncontrolling interests of $1.4 million.
Contractual Obligations
As of March 31, 2019, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $200.7 million, as compared to December 31, 2018, to $0.9 billion. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as contractual obligations.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2018 Form 10-K. Other than the adoption of the new lease standard as described in Note 10 to the accompanying condensed consolidated financial statements of the Company included herein, there have been no significant changes in our significant accounting policies since December 31, 2018.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2018 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2018.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2019, the carrying value of our fixed rate debt of $2.37 billion was less than its fair value of $2.41 billion by approximately $37 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2019 would increase the estimated fair value of our fixed rate debt by approximately $82.5 million to approximately $2.5 billion.
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
As of March 31, 2019, we had $3.1 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).

As of March 31, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair value of interest rate swap contracts at March 31, 2019 was a net liability of $1.0 million. As a result of these transactions, the interest rate paid on approximately 79% of our debt (excluding finance leases) as of March 31, 2019 is effectively fixed (76% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2019 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized $5.8 million of foreign currency transaction losses, net for the three months ended March 31, 2019. Such amount is included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2019, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Since our 2018 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	18,411	$53.82	18,411	$558,419,334
February 1, 2019 to February 28, 2019	—	$—	—	$558,419,334
March 1, 2019 to March 31, 2019	—	$—	—	$558,419,334
Total	18,411	$53.82	18,411

Item 6.	Exhibits.

(a)	Index to Exhibits.

10.1	Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605, LLC.

10.2	Employment Agreement, dated March 8, 2019, by and between AMC Networks Inc. and Christian Wymbs.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	May 1, 2019	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer