Form 10-Q
period 2019-06-30
AMC Networks Inc.
filed 2019-07-31
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 26, 2019:

Class A Common Stock par value $0.01 per share	44,159,318
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$706,342	$554,886
Accounts receivable, trade (less allowance for doubtful accounts of $9,029 and $10,788)	838,287	835,977
Current portion of program rights, net	433,769	440,739
Prepaid expenses and other current assets	166,181	131,809
Total current assets	2,144,579	1,963,411
Property and equipment, net of accumulated depreciation of $321,719 and $293,918	264,616	246,262
Program rights, net	1,114,038	1,214,051
Deferred carriage fees, net	23,320	16,831
Intangible assets, net	557,371	578,907
Goodwill	792,083	798,037
Deferred tax asset, net	48,998	19,272
Operating lease right-of-use asset	175,677	—
Other assets	441,052	441,792
Total assets	$5,561,734	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,353	$107,066
Accrued liabilities	231,859	264,918
Current portion of program rights obligations	345,799	343,589
Deferred revenue	56,577	55,424
Current portion of long-term debt	37,500	21,334
Current portion of lease obligations	31,445	5,090
Total current liabilities	808,533	797,421
Program rights obligations	289,728	373,249
Long-term debt	3,073,419	3,088,221
Lease obligations	223,335	21,427
Deferred tax liability, net	135,001	145,443
Other liabilities	160,417	208,036
Total liabilities	4,690,433	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	302,788	299,558
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,851 and 63,255 shares issued and 44,275 and 44,749 shares outstanding, respectively	639	633
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	258,150	239,767
Accumulated earnings	1,501,082	1,228,942
Treasury stock, at cost (19,577 and 18,507 shares Class A Common Stock, respectively)	(1,051,022)	(992,583)
Accumulated other comprehensive loss	(167,144)	(160,194)
Total AMC Networks stockholders' equity	541,820	316,680
Non-redeemable noncontrolling interests	26,693	28,528
Total stockholders' equity	568,513	345,208
Total liabilities and stockholders' equity	$5,561,734	$5,278,563
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	$772,299	$761,385	$1,556,520	$1,502,208
Operating expenses:
Technical and operating (excluding depreciation and amortization)	385,623	376,809	725,771	697,174
Selling, general and administrative	173,364	171,376	345,876	337,825
Depreciation and amortization	25,893	21,669	49,949	42,023
Restructuring and other related charges	17,162	—	19,804	—
Total operating expenses	602,042	569,854	1,141,400	1,077,022
Operating income	170,257	191,531	415,120	425,186
Other income (expense):
Interest expense	(39,716)	(39,265)	(79,361)	(77,470)
Interest income	4,745	5,332	8,945	10,351
Miscellaneous, net	(2,697)	(14,719)	(15,482)	2,227
Total other income (expense)	(37,668)	(48,652)	(85,898)	(64,892)
Income from operations before income taxes	132,589	142,879	329,222	360,294
Income tax benefit (expense)	1,396	(32,547)	(45,080)	(89,426)
Net income including noncontrolling interests	133,985	110,332	284,142	270,868
Net income attributable to noncontrolling interests	(5,242)	(4,151)	(12,002)	(7,817)
Net income attributable to AMC Networks' stockholders	$128,743	$106,181	$272,140	$263,051

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.28	$1.84	$4.81	$4.43
Diluted	$2.25	$1.82	$4.73	$4.38

Weighted average common shares:
Basic	56,590	57,758	56,589	59,354
Diluted	57,335	58,387	57,529	60,044
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$133,985	$110,332	$284,142	$270,868
Other comprehensive income (loss):
Foreign currency translation adjustment	553	(45,759)	(5,210)	(26,955)
Unrealized loss on interest rate swaps	(1,625)	—	(2,263)	—
Other comprehensive loss, before income taxes	(1,072)	(45,759)	(7,473)	(26,955)
Income tax expense	374	—	523	—
Other comprehensive loss, net of income taxes	(698)	(45,759)	(6,950)	(26,955)
Comprehensive income	133,287	64,573	277,192	243,913
Comprehensive income attributable to noncontrolling interests	(5,033)	(2,173)	(11,831)	(6,736)
Comprehensive income attributable to AMC Networks' stockholders	$128,254	$62,400	$265,361	$237,177
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	$634	$115	$242,322	$1,372,339	$(993,574)	$(166,446)	$455,390	$29,147	$484,537
Net income attributable to AMC Networks’ stockholders	—	—	—	128,743	—	—	128,743	—	128,743
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	128	128
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,374)	(2,374)
Treasury stock not yet settled	—	—	(832)	—	—		(832)	—	(832)
Other comprehensive income	—	—		—	—	(698)	(698)	(208)	(906)
Share-based compensation expense	—	—	16,725	—	—	—	16,725	—	16,725
Proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(57,448)	—	(57,448)	—	(57,448)
Restricted stock units converted to shares	5	—	(65)	—	—	—	(60)	—	(60)
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	272,140	—	—	272,140	—	272,140
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,070	1,070
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,735)	(2,735)
Treasury stock not yet settled	—	—	(832)	—	—	—	(832)	—	(832)
Other comprehensive income	—	—	—	—	—	(6,950)	(6,950)	(170)	(7,120)
Share-based compensation expense	—	—	36,624	—	—	—	36,624	—	36,624
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	986	—	(58,439)	—	(57,453)	—	(57,453)
Restricted stock units converted to shares	6	—	(23,025)	—	—	—	(23,019)	—	(23,019)
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2018	$631	$115	$182,278	$936,379	$(793,078)	$(95,582)	$230,743	$30,367	$261,110
Net income attributable to AMC Networks’ stockholders	—	—	—	106,181	—	—	106,181	—	106,181
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,132	1,132
Cumulative effects of adoption of accounting standards	—	—	—	3,246		(3,411)	(165)	—	(165)
Treasury stock not yet settled	—	—	9,980	—	—	—	9,980	—	9,980
Settlement of treasury stock	—	—	1	—	—	—	1	—	1
Other comprehensive income	—	—	—	—	—	(45,759)	(45,759)	(1,978)	(47,737)
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Share-based compensation expense	—	—	19,753	—	—	—	19,753	—	19,753
Treasury stock acquired	—	—	—	—	(158,772)	—	(158,772)	—	(158,772)
Restricted stock units converted to shares	1	—	(381)	—	—	—	(380)	—	(380)
Balance, June 30, 2018	$632	$115	$215,948	$1,045,806	$(951,850)	$(144,752)	$165,899	$29,521	$195,420

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	$627	$115	$191,303	$766,725	$(709,440)	$(114,386)	$134,944	$29,001	$163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	263,051	—	—	263,051	—	263,051
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,601	1,601
Distributions to noncontrolling member	—	—	—	—	—	—	—	—	—
Cumulative effects of adoption of accounting standards	—	—	—	16,030		(3,411)	12,619	—	12,619
Treasury stock not yet settled	—	—	—	—	—	—	—	—	—
Settlement of treasury stock	—	—	996	—	—	—	996	—	996
Other comprehensive income	—	—	—	—	—	(26,955)	(26,955)	(1,081)	(28,036)
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Share-based compensation expense	—	—	35,072	—	—	—	35,072	—	35,072
Treasury stock acquired	—	—	—	—	(242,410)	—	(242,410)	—	(242,410)
Restricted stock units converted to shares	5	—	(15,740)	—	—	—	(15,735)	—	(15,735)
Balance, June 30, 2018	$632	$115	$215,948	$1,045,806	$(951,850)	$(144,752)	$165,899	$29,521	$195,420

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$284,142	$270,868
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,949	42,023
Share-based compensation expense related to equity classified awards	36,624	35,072
Non-cash restructuring and other related charges	14,026	—
Amortization and write-off of program rights	468,987	468,957
Amortization of deferred carriage fees	7,761	8,803
Unrealized foreign currency transaction gain	(647)	(1,866)
Unrealized gain on derivative contracts, net	—	(17,322)
Amortization of deferred financing costs and discounts on indebtedness	3,947	3,800
Bad debt expense	2,937	1,924
Deferred income taxes	(40,065)	29,290
Write-down of non-marketable equity securities and note receivable	17,741	—
Other, net	(2,057)	6,944
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(9,011)	(40,419)
Prepaid expenses and other assets	(40,017)	(12,377)
Program rights and obligations, net	(443,519)	(471,385)
Income taxes payable	8,948	(1,829)
Deferred revenue	1,107	4,392
Deferred carriage fees, net	(13,597)	(2,448)
Accounts payable, accrued liabilities and other liabilities	(58,319)	(45,850)
Net cash provided by operating activities	288,937	278,577
Cash flows from investing activities:
Capital expenditures	(49,463)	(37,402)
Return of capital from investees	5,908	347
Investment in and loans to investees	—	(87,488)
Payments for acquisition of a business, net of cash acquired	—	(34,879)
Net cash used in investing activities	(43,555)	(159,422)
Cash flows from financing activities:
Principal payments on long-term debt	(2,717)	—
Deemed repurchases of restricted stock units	(23,019)	(15,734)
Purchase of treasury stock	(58,440)	(242,409)
Proceeds from stock option exercises	4,630	4,317
Principal payments on finance lease obligations	(2,590)	(2,625)
Distributions to noncontrolling interests	(10,129)	(6,967)
Net cash used in financing activities	(92,265)	(263,418)
Net increase (decrease) in cash and cash equivalents from operations	153,117	(144,263)
Effect of exchange rate changes on cash and cash equivalents	(1,661)	1,604
Cash and cash equivalents at beginning of period	554,886	558,783
Cash and cash equivalents at end of period	$706,342	$416,124

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:

•
National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the United States ("U.S."); and AMC and IFC in Canada. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.

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
Revision to Previously Issued Financial Statements
We have revised the condensed consolidated financial statements included herein to correct an error related to the foreign currency translation amounts reported in the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2018. The revision resulted in a decrease of $53.2 million to each of the following line items in the condensed consolidated statement of comprehensive income: (i) foreign currency translation adjustment, (ii) other comprehensive income (loss) and (iii) comprehensive income attributable to AMC Networks’ stockholders, for both the three and six months ended June 30, 2018. In accordance with accounting guidance in ASC Topic 250-10, Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin Topic 1M), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material to our previously issued financial statements. Consequently, we are correcting these errors in this report.
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs, included in technical

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

and operating expense, were $10.3 million and $3.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Program rights write-offs, included in technical and operating expense, were $13.6 million and $9.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Program write-offs, included in Restructuring and other related charges, were $13.0 million for the three and six months ended June 30, 2019 (see Note 4).
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
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2019	December 31, 2018
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,042,312	$1,018,105
Contract assets, short-term (included in Other current assets)	15,767	9,131
Contract assets, long-term (included in Other assets)	8,696	8,136
Contract liabilities (Deferred revenue)	56,577	55,424

Revenue recognized for the six months ended June 30, 2019 relating to the contract liability at December 31, 2018 was $9.2 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	56,590	57,758	56,589	59,354
Effect of dilution:
Stock options	15	5	24	3
Restricted stock units	730	624	916	687
Diluted weighted average common shares outstanding	57,335	58,387	57,529	60,044

Approximately 1.5 million restricted stock units outstanding as of June 30, 2019 and June 30, 2018, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of June 30, 2019, there were 0.3 million restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2019, the Company repurchased 1.1 million shares of its Class A Common Stock at an average purchase price of approximately $54.61 per share. As of June 30, 2019, the Company has $501.0 million of authorization remaining for repurchase under the Stock Repurchase Program.
Note 4. Restructuring and Other Related Charges
Restructuring and other related charges of $17.2 million and $19.8 million for the three and six months ended June 30, 2019, respectively, primarily related to the direct to consumer re-organization described below as well as severance and other personnel related costs incurred at AMCNI associated with the termination of distribution in certain territories.
During 2018, management commenced a restructuring initiative designed to reduce the cost structure of the Company. The restructuring was intended to improve the organizational design of the Company through the elimination of certain roles, a reduction in the grade of certain roles, an increase in the span of responsibilities of certain senior managers, and the realignment of certain senior leaders to new or additional responsibilities. The Company incurred severance and other personnel related costs of $2.9 million and $3.9 million for the three and six months ended June 30, 2019, respectively.
In May 2019, management commenced a restructuring initiative of the Company's owned subscription streaming services. The restructuring combined the Company's owned subscription streaming services under one management team. In connection with this reorganization, a number of roles were eliminated to address redundancy at the senior management level and improve the effectiveness of management while reducing the cost structure of the Company. Restructuring charges incurred of $1.3 million for the three months ended June 30, 2019 related to severance and other personnel related costs.
In connection with the management changes in the direct to consumer business, the Company implemented changes to its strategy for one of its owned subscription streaming services, including programming that will no longer be made available. Other related charges incurred of $13.0 million for the three months ended June 30, 2019 related to a write-off of programming in connection with the direct to consumer reorganization and change in strategy.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
National Networks	$274	$576
International & Other	16,888	19,923
Inter-segment eliminations	—	(695)
Total restructuring and other related charges	$17,162	$19,804

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the restructuring and other charges recognized for the three and six months ended June 30, 2019:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Restructuring charges	$4,145	$6,787
Other related charges	13,017	13,017
Total restructuring and other related charges	$17,162	$19,804
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other related costs	Total
Balance at December 31, 2018	$33,774	$1,415	$35,189
Charges	5,220	1,567	6,787
Cash payments	(21,115)	(405)	(21,520)
Non-cash adjustments	(884)	(2,363)	(3,247)
Currency translation	39	16	55
Balance at June 30, 2019	$17,034	$230	$17,264

Accrued restructuring costs of $11.8 million are included in accrued liabilities and $5.5 million are included in other liabilities (long-term) in the consolidated balance sheet at June 30, 2019.
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
The acquisition accounting for RLJE as reflected in these consolidated financial statements is preliminary. The estimated fair values that are not yet finalized relate to the valuation of certain tax liabilities.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the preliminary valuation of the tangible and identifiable intangible assets acquired and liabilities assumed as of October 1, 2018, the date the Company obtained a controlling interest (in thousands).

Fair value of equity consideration transferred	$41,513
Fair value of previously held equity interest	130,890
Fair value of redeemable noncontrolling interest	103,359
$275,762
Allocation to net assets acquired:
Cash	3,360
Accounts receivable	16,316
Prepaid expenses and other current assets	963
Programming rights	69,775
Property and equipment	2,841
Other assets (equity method investments)	38,800
Intangible assets	126,600
Accounts payable	(12,008)
Accrued liabilities	(41,501)
Debt	(25,187)
179,959
Goodwill	95,803
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

(In thousands, except per share data)	Pro Forma Financial Information For the Three Months Ended June 30, 2018	Pro Forma Financial Information For the Six Months Ended June 30, 2018

Revenues, net	$793,552	$1,592,689
Income from operations before income taxes	$101,452	$249,680
Net income per share, basic	$1.76	$4.21
Net income per share, diluted	$1.74	$4.16

Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $88.5 million at June 30, 2019 and $90.9 million at December 31, 2018.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $1.5 million at June 30, 2019 and $1.2 million at December 31, 2018.
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
Investments in non-marketable equity securities were $61.8 million at June 30, 2019 and $71.8 million at December 31, 2018.
For the six months ended June 30, 2019, the Company recognized impairment charges of $17.7 million related to the partial write-down of certain non-marketable equity securities and a note receivable, included in Miscellaneous, net in the condensed consolidated statement of income.
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2018	$238,431	$559,606	$798,037
Purchase accounting adjustments	—	(3,848)	(3,848)
Amortization of "second component" goodwill	(664)	—	(664)
Foreign currency translation	—	(1,442)	(1,442)
June 30, 2019	$237,767	$554,316	$792,083

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2019
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$615,431	$(213,991)	$401,440	6 to 25 years
Advertiser relationships	46,282	(19,717)	26,565	11 years
Trade names	124,388	(21,341)	103,047	3 to 20 years
Other amortizable intangible assets	13,592	(7,173)	6,419	5 to 15 years
Total amortizable intangible assets	799,693	(262,222)	537,471
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,593	$(262,222)	$557,371
(In thousands)	December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$620,771	$(198,500)	$422,271
Advertiser relationships	46,282	(17,613)	28,669
Trade names	118,772	(17,971)	100,801
Other amortizable intangible assets	13,643	(6,377)	7,266
Total amortizable intangible assets	799,468	(240,461)	559,007
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,368	$(240,461)	$578,907

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2019 and 2018 was $22.3 million and $19.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2019	$47,938
2020	47,123
2021	46,330
2022	46,069
2023	45,987

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Interest	$29,936	$30,018
Employee related costs	71,839	100,729
Income taxes payable	9,992	1,527
Other accrued expenses	120,092	132,644
Total accrued liabilities	$231,859	$264,918

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2019	December 31, 2018
Senior Secured Credit Facility: (a)
Term Loan A Facility	$750,000	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	—	2,584
Total long-term debt	3,150,000	3,152,584
Unamortized discount	(26,809)	(29,181)
Unamortized deferred financing costs	(12,272)	(13,848)
Long-term debt, net	3,110,919	3,109,555
Current portion of long-term debt	37,500	21,334
Noncurrent portion of long-term debt	$3,073,419	$3,088,221

(a)	The Company's $500 million revolving credit facility remains undrawn at June 30, 2019. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the leases included in the consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2019
Assets
Operating	Operating lease right-of-use asset	$175,677
Finance	Property and equipment, net	17,240
Total lease assets		$192,917
Liabilities
Current:
Operating	Current portion of lease obligations	$27,056
Finance	Current portion of lease obligations	4,389
		$31,445
Noncurrent:
Operating	Lease obligations	$203,815
Finance	Lease obligations	19,520
		223,335

Total lease liabilities		$254,780

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the condensed consolidated statement of income:

(In thousands)	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	SG&A expenses	$8,241	$16,447
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	701	1,374
Interest on lease liabilities	Net interest expense	644	1,322
Short term lease costs	SG&A expenses	1,283	2,874
Variable lease costs	SG&A expenses	169	477
Total net lease cost		$11,038	$22,494
The following table summarizes the maturity of lease liabilities for operating and finance leases:

(In thousands)	Operating Leases	Finance Leases	Total
2019	$18,304	$3,365	$21,669
2020	36,305	5,886	42,191
2021	32,047	4,412	36,459
2022	34,017	4,439	38,456
2023	34,554	4,466	39,020
Thereafter	124,227	10,088	134,315
Total lease payments	279,454	32,656	312,110
Less: Interest	48,583	8,747	57,330
Present value of lease liabilities	$230,871	$23,909	$254,780

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

June 30, 2019
Weighted average remaining lease term (years):
Operating leases	8.16
Finance leases	6.06
Weighted average discount rate:
Operating leases	4.75%
Finance leases	10.28%

The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

June 30, 2019
Operating cash flows from operating leases	$17,037
Financing cash flows from finance leases	$2,590

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2019:
Assets
Cash equivalents	$115,341	$—	$—	$115,341
Marketable securities	1,484	—	—	1,484
Foreign currency derivatives	—	2,857	—	2,857
Liabilities
Interest rate swap contracts	$—	$2,246	$—	$2,246
Foreign currency derivatives	—	2,757	—	2,757

At December 31, 2018:
Assets
Cash equivalents	$68,498	$—	$—	$68,498
Marketable securities	1,173	—	—	1,173
Foreign currency derivatives	—	3,509	—	3,509
Liabilities
Interest rate swap contracts	$—	$356	$—	$356
Foreign currency derivatives	—	3,121	—	3,121

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
For the three and six months ended June 30, 2018, the Company recorded a gain of $1.5 million and $9.6 million, respectively. related to the RLJE Warrants which is included in Miscellaneous, net in the condensed consolidated statement of income.
At June 30, 2019, the Company does not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$741,002	$743,438
4.75% Notes due August 2025	787,339	812,000
5.00% Notes due April 2024	987,419	1,026,250
4.75% Notes due December 2022	595,159	608,250
Other debt	—	—
	$3,110,919	$3,189,938

(In thousands)	December 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$739,710	$738,750
4.75% Notes due August 2025	786,458	720,000
5.00% Notes due April 2024	986,275	947,500
4.75% Notes due December 2022	594,528	580,500
Other debt	2,584	2,584
	$3,109,555	$2,989,334

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
As of June 30, 2019, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments not designated as hedging instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$2,246	$356
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,321	$1,452
Foreign currency derivatives	Other assets	1,536	2,057
Liabilities:
Foreign currency derivatives	Accrued liabilities	$716	$700
Foreign currency derivatives	Other liabilities	2,040	2,421

The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1,274)	$—	Interest expense	$23	$—

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2019
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1,925)	$—	Interest expense	$35	$—

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate swap contracts	Interest expense	$—	$(538)	$—	$(684)
Foreign currency derivatives	Miscellaneous, net	(411)	474	46	181
Other derivatives	Miscellaneous, net	—	602	—	12,289
Total		$(411)	$538	$46	$11,786

Note 13. Income Taxes
For the three and six months ended June 30, 2019, income tax benefit was $1.4 million and income tax expense was $45.1 million, respectively, representing a negative effective tax rate of 1% and an effective tax rate of 14%, respectively, as compared to the federal statutory rate of 21%. For the three and six months ended June 30, 2019, the effective tax rate differs from the federal statutory rate due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, a tax benefit of $7.2 million and $5.6 million relating to uncertain tax positions (including accrued interest) partially offset by state and local income tax expense of $4.1 million and $7.3 million, respectively. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
For the three and six months ended June 30, 2018, income tax expense was $32.5 million and $89.4 million, respectively, representing an effective tax rate of 23% and 25%, respectively, as compared to the federal statutory rate of 21%. For the three months ended June 30, 2018, the effective tax rate differs from the federal statutory rate due primarily to state and local income tax expense of $2.3 million. For the six months ended June 30, 2018, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $16.1 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $6.2 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and a tax benefit from foreign subsidiary earnings indefinitely reinvested outside the U.S. of $5.8 million.
At June 30, 2019, the Company had foreign tax credit carry forwards of approximately $27.5 million, expiring on various dates from 2022 through 2029. These carryforwards have been reduced by a valuation allowance of $27.5 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2019, $0.7 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of June 30, 2019, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $219.9 million, as compared to December 31, 2018, to $903.9 million. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as contractual obligations.
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
Note 15. Equity Plans
In June 2019, AMC Networks granted 34,678 restricted stock units ("RSUs") under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In March 2019, AMC Networks granted 498,320 RSUs and 390,566 performance restricted stock units ("PRSUs") to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 165,194 RSUs include the achievement of certain performance targets by the Company. The PRSUs vest on the third anniversary of the grant date.

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
During the six months ended June 30, 2019, 518,583 RSUs and 349,761 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 217,265 RSUs and 150,771 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 301,318 RSU and 198,990 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $23.0 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2019.
Share-based compensation expense included in selling, general and administrative expense, for the three and six months ended June 30, 2019 was $16.7 million and $36.6 million, respectively, and $19.8 million and $35.1 million, respectively, the for three and six months ended June 30, 2018.
As of June 30, 2019, there was $102.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.3 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2019.

(In thousands)	Six Months Ended June 30, 2019
December 31, 2018	$299,558
Net earnings	10,931
Distributions	(7,394)
Other	(307)
June 30, 2019	$302,788

Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows [open]:

(In thousands)	Six Months Ended June 30,
	2019	2018
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$1,731	$2,419
Treasury stock not yet settled	832	—
Supplemental Data:
Cash interest paid	76,664	71,750
Income taxes paid, net	77,985	60,413

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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and the Company's proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Three Months Ended June 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$219,490	$23,535	$(49)	$242,976
Distribution	385,249	155,991	(11,917)	529,323
Consolidated revenues, net	$604,739	$179,526	$(11,966)	$772,299
Operating income (loss)	$214,198	$(27,284)	$(16,657)	$170,257
Share-based compensation expense	13,821	2,904	—	16,725
Restructuring and other related charges	274	16,888	—	17,162
Depreciation and amortization	8,179	17,714	—	25,893
Majority-owned equity investees AOI	—	1,608	—	1,608
Adjusted operating income	$236,472	$11,830	$(16,657)	$231,645

(In thousands)	Three Months Ended June 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$246,829	$23,433	$—	270,262
Distribution	380,460	123,278	(12,615)	491,123
Consolidated revenues, net	$627,289	$146,711	$(12,615)	$761,385
Operating income (loss)	$210,007	$(11,338)	$(7,138)	191,531
Share-based compensation expense	16,259	3,494	—	19,753
Restructuring and other related charges	—	—	—	—
Depreciation and amortization	8,412	13,257	—	21,669
Majority-owned equity investees AOI	—	—	—	—
Adjusted operating income	$234,678	$5,413	$(7,138)	$232,953

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$458,579	$44,741	$(51)	$503,269
Distribution	762,279	305,874	(14,902)	1,053,251
Consolidated revenues, net	$1,220,858	$350,615	$(14,953)	$1,556,520
Operating income (loss)	$465,702	$(41,031)	$(9,551)	$415,120
Share-based compensation expense	30,090	6,534	—	36,624
Restructuring and other related charges	576	19,923	(695)	19,804
Depreciation and amortization	16,791	33,158	—	49,949
Majority-owned equity investees AOI	—	3,188	—	3,188
Adjusted operating income	$513,159	$21,772	$(10,246)	$524,685

(In thousands)	Six Months Ended June 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$472,559	$45,943	$—	$518,502
Distribution	787,758	212,158	(16,210)	983,706
Consolidated revenues, net	$1,260,317	$258,101	$(16,210)	$1,502,208
Operating income (loss)	$459,859	$(28,151)	$(6,522)	$425,186
Share-based compensation expense	28,786	6,286	—	35,072
Depreciation and amortization	16,907	25,116	—	42,023
Adjusted operating income	$505,552	$3,251	$(6,522)	$502,281

Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Inter-segment revenues
National Networks	$(10,260)	$(12,615)	$(11,650)	$(15,150)
International and Other	(1,706)	—	(3,303)	(1,060)
	$(11,966)	$(12,615)	$(14,953)	$(16,210)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
United States	$605,114	$600,195	$1,267,578	$1,186,763
Europe	111,983	116,422	191,417	202,686
Other	55,202	44,768	97,525	112,759
	$772,299	$761,385	$1,556,520	$1,502,208

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2019	December 31, 2018
Property and equipment, net
United States	$223,938	$202,833
Europe	25,871	27,218
Other	14,807	16,211
	$264,616	$246,262

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$93	$486,735	$219,514	$—	$706,342
Accounts receivable, trade (less allowance for doubtful accounts)	—	578,372	259,915	—	838,287
Current portion of program rights, net	—	286,888	147,258	(377)	433,769
Prepaid expenses, other current assets and intercompany receivable	(12,513)	197,289	22,281	(40,876)	166,181
Total current assets	(12,420)	1,549,284	648,968	(41,253)	2,144,579
Property and equipment, net of accumulated depreciation	—	197,164	67,452	—	264,616
Investment in affiliates	3,865,679	1,673,727	—	(5,539,406)	—
Program rights, net	—	876,166	239,209	(1,337)	1,114,038
Long-term intercompany notes receivable	—	—	92	(92)	—
Deferred carriage fees, net	—	21,261	2,059	—	23,320
Intangible assets, net	—	156,477	400,894	—	557,371
Goodwill	—	64,618	727,465	—	792,083
Deferred tax asset, net	9	—	48,989	—	48,998
Operating lease right-of-use asset	99,141	18,487	58,049	—	175,677
Other assets	—	165,489	274,478	1,085	441,052
Total assets	$3,952,409	$4,722,673	$2,467,655	$(5,581,003)	$5,561,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$(19)	$34,008	$71,364	$—	$105,353
Accrued liabilities and intercompany payable	40,572	126,975	105,188	(40,876)	231,859
Current portion of program rights obligations	—	255,601	90,198	—	345,799
Deferred revenue	—	27,708	29,498	(629)	56,577
Current portion of long-term debt	37,500	—	—	—	37,500
Current portion of lease obligations	13,643	5,854	11,948	—	31,445
Total current liabilities	91,696	450,146	308,196	(41,505)	808,533
Program rights obligations	—	273,890	15,838	—	289,728
Long-term debt, net	3,073,419	—	—	—	3,073,419
Lease obligations	122,332	19,989	81,014	—	223,335
Deferred tax liability, net	100,226	—	34,775	—	135,001
Other liabilities and intercompany notes payable	22,916	118,159	19,434	(92)	160,417
Total liabilities	3,410,589	862,184	459,257	(41,597)	4,690,433
Commitments and contingencies
Redeemable noncontrolling interests	—	(5,190)	307,978	—	302,788
Stockholders' equity:
AMC Networks stockholders' equity	541,820	3,865,679	1,673,727	(5,539,406)	541,820
Non-redeemable noncontrolling interests	—	—	26,693	—	26,693
Total stockholders' equity	541,820	3,865,679	1,700,420	(5,539,406)	568,513
Total liabilities and stockholders' equity	$3,952,409	$4,722,673	$2,467,655	$(5,581,003)	$5,561,734

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$517,109	$260,819	$(5,629)	$772,299
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	233,579	153,147	(1,103)	385,623
Selling, general and administrative	—	109,447	68,339	(4,422)	173,364
Depreciation and amortization	—	12,587	13,306	—	25,893
Restructuring and other related charges	—	16,575	587	—	17,162
Total operating expenses	—	372,188	235,379	(5,525)	602,042
Operating income	—	144,921	25,440	(104)	170,257
Other income (expense):
Interest expense, net	(39,028)	3,723	334	—	(34,971)
Share of affiliates’ income	162,140	15,834	—	(177,974)	—
Miscellaneous, net	(41)	100	(2,860)	104	(2,697)
Total other income (expense)	123,071	19,657	(2,526)	(177,870)	(37,668)
Income from operations before income taxes	123,071	164,578	22,914	(177,974)	132,589
Income tax benefit (expense)	5,672	(2,438)	(1,838)	—	1,396
Net income including noncontrolling interests	128,743	162,140	21,076	(177,974)	133,985
Net income attributable to noncontrolling interests	—	—	(5,242)	—	(5,242)
Net income attributable to AMC Networks’ stockholders	$128,743	$162,140	$15,834	$(177,974)	$128,743

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$549,262	$216,006	$(3,883)	$761,385
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	248,181	129,742	(1,114)	376,809
Selling, general and administrative	—	120,463	53,686	(2,773)	171,376
Depreciation and amortization	—	11,175	10,494	—	21,669
Total operating expenses	—	379,819	193,922	(3,887)	569,854
Operating income	—	169,443	22,084	4	191,531
Other income (expense):
Interest expense, net	(37,834)	11,715	(7,814)	—	(33,933)
Share of affiliates’ income (loss)	172,233	(4,192)	—	(168,041)	—
Miscellaneous, net	259	(2,504)	(12,470)	(4)	(14,719)
Total other income (expense)	134,658	5,019	(20,284)	(168,045)	(48,652)
Income from operations before income taxes	134,658	174,462	1,800	(168,041)	142,879
Income tax expense	(28,477)	(2,229)	(1,841)	—	(32,547)
Net income including noncontrolling interests	106,181	172,233	(41)	(168,041)	110,332
Net income attributable to noncontrolling interests	—	—	(4,151)	—	(4,151)
Net income attributable to AMC Networks’ stockholders	$106,181	$172,233	$(4,192)	$(168,041)	$106,181

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,091,339	$473,579	$(8,398)	$1,556,520
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	454,067	273,865	(2,161)	725,771
Selling, general and administrative	—	221,028	131,170	(6,322)	345,876
Depreciation and amortization	—	25,124	24,825	—	49,949
Restructuring and other related charges	—	16,292	3,512	—	19,804
Total operating expenses	—	716,511	433,372	(8,483)	1,141,400
Operating income	—	374,828	40,207	85	415,120
Other income (expense):
Interest expense, net	(77,957)	6,906	635	—	(70,416)
Share of affiliates’ income	386,384	8,523	—	(394,907)	—
Miscellaneous, net	(140)	809	(16,066)	(85)	(15,482)
Total other income (expense)	308,287	16,238	(15,431)	(394,992)	(85,898)
Income from operations before income taxes	308,287	391,066	24,776	(394,907)	329,222
Income tax expense	(36,147)	(4,682)	(4,251)	—	(45,080)
Net income including noncontrolling interests	272,140	386,384	20,525	(394,907)	284,142
Net income attributable to noncontrolling interests	—	—	(12,002)	—	(12,002)
Net income attributable to AMC Networks’ stockholders	$272,140	$386,384	$8,523	$(394,907)	$272,140

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,124,179	$386,392	$(8,363)	$1,502,208
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	470,802	228,264	(1,892)	697,174
Selling, general and administrative	—	242,522	101,775	(6,472)	337,825
Depreciation and amortization	—	21,979	20,044	—	42,023
Total operating expenses	—	735,303	350,083	(8,364)	1,077,022
Operating income	—	388,876	36,309	1	425,186
Other income (expense):
Interest expense, net	(74,741)	23,612	(15,990)	—	(67,119)
Share of affiliates’ income	419,715	13,306	—	(433,021)	—
Loss on extinguishment of debt	—	—	—	—	—
Miscellaneous, net	53	(1,770)	3,945	(1)	2,227
Total other income (expense)	345,027	35,148	(12,045)	(433,022)	(64,892)
Income from operations before income taxes	345,027	424,024	24,264	(433,021)	360,294
Income tax expense	(81,976)	(4,309)	(3,141)	—	(89,426)
Net income including noncontrolling interests	263,051	419,715	21,123	(433,021)	270,868
Net income attributable to noncontrolling interests	—	—	(7,817)	—	(7,817)
Net income attributable to AMC Networks’ stockholders	$263,051	$419,715	$13,306	$(433,021)	$263,051

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$128,743	$162,140	$21,076	$(177,974)	$133,985
Other comprehensive income (loss):
Foreign currency translation adjustment	553		553	(553)	553
Unrealized loss on interest rate swaps	(1,625)	—	—	—	(1,625)
Other comprehensive income, before income taxes	(1,072)	—	553	(553)	(1,072)
Income tax expense	374	—	—	—	374
Other comprehensive (loss) income, net of income taxes	(698)	—	553	(553)	(698)
Comprehensive income	128,045	162,140	21,629	(178,527)	133,287
Comprehensive income attributable to noncontrolling interests	—	—	(5,033)	—	(5,033)
Comprehensive income attributable to AMC Networks' stockholders	$128,045	$162,140	$16,596	$(178,527)	$128,254

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$106,181	$172,233	$(41)	$(168,041)	$110,332
Other comprehensive income (loss):
Foreign currency translation adjustment	(45,759)	—	45,759	(45,759)	(45,759)
Other comprehensive (loss) income, net of income taxes	(45,759)	—	45,759	(45,759)	(45,759)
Comprehensive income	60,422	172,233	45,718	(213,800)	64,573
Comprehensive income attributable to noncontrolling interests	—	—	(2,173)	—	(2,173)
Comprehensive income attributable to AMC Networks’ stockholders	$60,422	$172,233	$43,545	$(213,800)	$62,400

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$272,140	$386,384	$20,525	$(394,907)	$284,142
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,210)	—	(5,210)	5,210	(5,210)
Unrealized loss on interest rate swaps	(2,263)	—	—	—	(2,263)
Other comprehensive loss, before income taxes	(7,473)	—	(5,210)	5,210	(7,473)
Income tax expense	523	—	—	—	523
Other comprehensive loss, net of income taxes	(6,950)	—	(5,210)	5,210	(6,950)
Comprehensive income	265,190	386,384	15,315	(389,697)	277,192
Comprehensive income attributable to noncontrolling interests	—	—	(11,831)	—	(11,831)
Comprehensive income attributable to AMC Networks’ stockholders	$265,190	$386,384	$3,484	$(389,697)	$265,361

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$263,051	$419,715	$21,123	$(433,021)	$270,868
Other comprehensive income (loss):
Foreign currency translation adjustment	(26,955)	—	26,955	(26,955)	(26,955)
Other comprehensive (loss) income, net of income taxes	(26,955)	—	26,955	(26,955)	(26,955)
Comprehensive income	236,096	419,715	48,078	(459,976)	243,913
Comprehensive income attributable to noncontrolling interests	—	—	(6,736)	—	(6,736)
Comprehensive income attributable to AMC Networks’ stockholders	$236,096	$419,715	$41,342	$(459,976)	$237,177

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$273,682	$400,444	$9,726	$(394,915)	$288,937
Cash flows from investing activities:
Capital expenditures	—	(45,445)	(4,018)	—	(49,463)
Return of capital from investees	—	—	5,908	—	5,908
Investment in and loans to investees	—	—	—	—	—
Payments for acquisition of a business, net of cash acquired	—	—	—	—	—
Increase (decrease) to investment in affiliates	(221,104)	(44,279)	—	265,383	—
Net cash (used in) provided by investing activities	(221,104)	(89,724)	1,890	265,383	(43,555)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	—	—	(2,717)	—	(2,717)
Deemed repurchases of restricted stock units	(23,019)	—	—	—	(23,019)
Purchase of treasury stock	(58,440)	—	—	—	(58,440)
Proceeds from stock option exercises	4,630	—	—	—	4,630
Principal payments on finance lease obligations	—	(1,536)	(1,054)	—	(2,590)
Distributions to noncontrolling interests	—	—	(10,129)	—	(10,129)
Net cash used in financing activities	(76,829)	(1,536)	(13,900)	—	(92,265)
Net (decrease) increase in cash and cash equivalents from operations	(24,251)	309,184	(2,284)	(129,532)	153,117
Effect of exchange rate changes on cash and cash equivalents	24,223	(190,600)	35,184	129,532	(1,661)
Cash and cash equivalents at beginning of period	121	368,151	186,614	—	554,886
Cash and cash equivalents at end of period	$93	$486,735	$219,514	$—	$706,342

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$296,928	$852,314	$(437,627)	$(433,038)	$278,577
Cash flows from investing activities:
Capital expenditures	—	(32,827)	(4,575)	—	(37,402)
Return of capital from investees	—	—	347	—	347
Investment in investees	—	—	(87,488)	—	(87,488)
Payments for acquisition of a business, net of cash acquired	—	—	(34,879)	—	(34,879)
Increase (decrease) to investment in affiliates	(46,945)	(1,550,189)	896,005	701,129	—
Net cash (used in) provided by investing activities	(46,945)	(1,583,016)	769,410	701,129	(159,422)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	—	—	—
Principal payments on long-term debt	—	—	—	—	—
Payments for financing costs	—	—	—	—	—
Deemed repurchases of restricted stock units	(15,734)	—	—	—	(15,734)
Purchase of treasury stock	(242,409)	—	—	—	(242,409)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(1,464)	(1,161)	—	(2,625)
Distributions to noncontrolling interests	—	—	(6,967)	—	(6,967)
Net cash used in financing activities	(253,826)	(1,464)	(8,128)	—	(263,418)
Net (decrease) increase in cash and cash equivalents from operations	(3,843)	(732,166)	323,655	268,091	(144,263)
Effect of exchange rate changes on cash and cash equivalents	6,408	584,331	(321,044)	(268,091)	1,604
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$2,885	$243,413	$169,826	$—	$416,124

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2019, as well as an analysis of our cash flows for the six months ended June 30, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2019 as compared to December 31, 2018.
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

•
International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels around the world; IFC Films, the Company's independent film distribution business; Levity Entertainment Group ("Levity"), acquired April 20, 2018, our production services and comedy venues company; RLJ Entertainment Inc. ("RLJE"), acquired October 1, 2018, a content distribution company that also includes the subscription streaming services Acorn TV and UMC, and our wholly-owned subscription streaming services, Shudder and Sundance Now.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net
National Networks	$604,739	$627,289	$1,220,858	$1,260,317
International and Other	179,526	146,711	350,615	258,101
Inter-segment eliminations	(11,966)	(12,615)	(14,953)	(16,210)
Consolidated revenues, net	$772,299	$761,385	$1,556,520	$1,502,208
Operating income (loss)
National Networks	$214,198	$210,007	$465,702	$459,859
International and Other	(27,284)	(11,338)	(41,031)	(28,151)
Inter-segment eliminations	(16,657)	(7,138)	(9,551)	(6,522)
Consolidated operating income	$170,257	$191,531	$415,120	$425,186
AOI
National Networks	$236,472	$234,678	$513,159	$505,552
International and Other	11,830	5,413	21,772	3,251
Inter-segment eliminations	(16,657)	(7,138)	(10,246)	(6,522)
Consolidated AOI	$231,645	$232,953	$524,685	$502,281
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, and the Company's proportionate share of adjusted operating income (loss) from majority-owned equity method investees.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income	$170,257	$191,531	$415,120	$425,186
Share-based compensation expense	16,725	19,753	36,624	35,072
Restructuring and other related charges	17,162	—	19,804	—
Depreciation and amortization	25,893	21,669	49,949	42,023
Majority-owned equity investees AOI	1,608	—	3,188	—
AOI	$231,645	$232,953	$524,685	$502,281

Items Impacting Comparability
RLJE
In October 2018, we acquired a controlling interest in RLJE. The operating results of RLJE are included in our International and Other segment in the consolidated statements of income from the acquisition date through June 30, 2019.
Levity
In April 2018, we acquired a controlling interest in Levity. The operating results of Levity are included in our International and Other segment in the consolidated statements of income from the acquisition date through June 30, 2019.
National Networks
In our National Networks segment, we earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and content licensing revenue from the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs, included in technical and operating expense, were $10.1 million and $3.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Program rights write-offs, included in technical and operating expense, were $13.4 million and $8.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Program write-offs, included in Restructuring and other related charges, were $13.0 million for the three and six months ended June 30, 2019 and were related to the direct to consumer change in business strategy (see "Restructuring and other related charges" below).
International and Other
Our International and Other segment primarily includes the operations of AMCNI, Levity, RLJE (which includes the subscription streaming services Acorn TV and UMC), IFC Films, our independent film distribution business and our wholly-owned subscription streaming services, Shudder and Sundance Now.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our wholly-owned subscription streaming services Shudder and Sundance Now, as well as subscription streaming services operated by RLJE; AcornTV and UMC, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. For the six months ended June 30, 2019, distribution revenues represented 87% of the revenues of the International and Other segment. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
Programming expense, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expense, and represent the largest expense of the International and Other segment. Programming expense primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$772,299	100.0%	$761,385	100.0%	$10,914	1.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	385,623	49.9	376,809	49.5	8,814	2.3
Selling, general and administrative	173,364	22.4	171,376	22.5	1,988	1.2
Depreciation and amortization	25,893	3.4	21,669	2.8	4,224	19.5
Restructuring and other related charges	17,162	2.2	—	—	17,162	n/m
Total operating expenses	602,042	78.0	569,854	74.8	32,188	5.6
Operating income	170,257	22.0	191,531	25.2	(21,274)	(11.1)
Other income (expense):
Interest expense, net	(34,971)	(4.5)	(33,933)	(4.5)	(1,038)	3.1
Loss on extinguishment of debt	—	—		—	—	n/m
Miscellaneous, net	(2,697)	(0.3)	(14,719)	(1.9)	12,022	(81.7)
Total other income (expense)	(37,668)	(4.9)	(48,652)	(6.4)	10,984	(22.6)
Net income from operations before income taxes	132,589	17.2	142,879	18.8	(10,290)	(7.2)
Income tax expense	1,396	0.2	(32,547)	(4.3)	33,943	(104.3)
Net income including noncontrolling interests	133,985	17.3	110,332	14.5	23,653	21.4
Net income attributable to noncontrolling interests	(5,242)	(0.7)	(4,151)	(0.5)	(1,091)	26.3%
Net income attributable to AMC Networks' stockholders	$128,743	16.7%	$106,181	13.9%	$22,562	21.2%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$604,739	100.0%	$627,289	100.0%	$(22,550)	(3.6)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	269,147	44.5	285,326	45.5	(16,179)	(5.7)
Selling, general and administrative	112,941	18.7	123,544	19.7	(10,603)	(8.6)
Depreciation and amortization	8,179	1.4	8,412	1.3	(233)	(2.8)
Restructuring and other related charges	274	—	—	—	274	n/m
Operating income	$214,198	35.4%	$210,007	33.5%	$4,191	2.0%
Share-based compensation expense	13,821	2.3	16,259	2.6	(2,438)	(15.0)
Restructuring and other related charges	274	—	—	—	274	n/m
Depreciation and amortization	8,179	1.4	8,412	1.3	(233)	(2.8)
AOI	$236,472	39.1%	$234,678	37.4%	$1,794	0.8%
International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$179,526	100.0%	$146,711	100.0%	$32,815	22.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	111,722	62.2	96,932	66.1	14,790	15.3
Selling, general and administrative	60,486	33.7	47,860	32.6	12,626	26.4
Depreciation and amortization	17,714	9.9	13,257	9.0	4,457	33.6
Restructuring and other related charges	16,888	9.4	—	—	16,888	n/m
Operating loss	$(27,284)	(15.2)%	$(11,338)	(7.7)%	$(15,946)	140.6%
Share-based compensation expense	2,904	1.6	3,494	2.4	(590)	(16.9)
Restructuring and other related charges	16,888	9.4	—	—	16,888	n/m
Depreciation and amortization	17,714	9.9	13,257	9.0	4,457	33.6
Majority-owned equity investees AOI	1,608	0.9	—	—	1,608	n/m
AOI	$11,830	6.6%	$5,413	3.7%	$6,417	118.5%

Revenues, net
Revenues, net increased $10.9 million to $772.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$604,739	78.3%	$627,289	82.4%	$(22,550)	(3.6)%
International and Other	179,526	23.2	146,711	19.3	32,815	22.4
Inter-segment eliminations	(11,966)	(1.5)	(12,615)	(1.7)	649	(5.1)
Consolidated revenues, net	$772,299	100.0%	$761,385	100.0%	$10,914	1.4%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$219,490	36.3%	$246,829	39.3%	$(27,339)	(11.1)%
Distribution	385,249	63.7	380,460	60.7	4,789	1.3
	$604,739	100.0%	$627,289	100.0%	$(22,550)	(3.6)%

•
The decrease of $27.3 million in advertising revenues was due to a decrease of $34.6 million at AMC due primarily to the timing of our original programming as well as lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at all of our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues increased $4.8 million due to an increase of $5.5 million in content licensing revenue, primarily at AMC, from foreign distribution. Subscription revenues decreased slightly as compared to the prior comparable period due to lower subscribers and the impact of an interpretation of a contractual provision in an affiliate agreement, partially offset by pricing. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$23,535	13.1%	$23,433	16.0%	$102	0.4%
Distribution	155,991	86.9	123,278	84.0	32,713	26.5
	$179,526	100.0%	$146,711	100.0%	$32,815	22.4%
Distribution revenues increased primarily due to a $35.6 million impact from the acquisitions of Levity and RLJE, and a $6.4 million increase from our subscription streaming services. Distribution revenue at AMCNI decreased $4.9 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $4.5 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $8.8 million to $385.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$269,147	$285,326	$(16,179)	(5.7)%
International and Other	111,722	96,932	14,790	15.3%
Inter-segment eliminations	4,754	(5,449)	10,203	(187.2)%
Total	$385,623	$376,809	$8,814	2.3%
Percentage of revenues, net	49.9%	49.5%
National Networks
The decrease in technical and operating expense was primarily attributable to a decrease of $16.8 million in other direct programming costs attributable to lower personnel and production related costs, partially offset by a slight increase of $0.6 million in program rights amortization expense. Program rights amortization expense includes write-offs of $10.1 million for the three months ended June 30, 2019 as compared to program rights write-offs of $3.8 million for the three months ended June 30, 2018. Program write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense increased primarily due to a $20.2 million impact from the acquisitions of Levity and RLJE. In addition, technical and operating expense increased $3.9 million at our subscription streaming services. Technical and operating expense at AMCNI decreased $5.6 million, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in technical and operating expense of $3.8 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $2.0 million to $173.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$112,941	$123,544	$(10,603)	(8.6)%
International and Other	60,486	47,860	12,626	26.4
Inter-segment eliminations	(63)	(28)	(35)	125.0
Total	$173,364	$171,376	$1,988	1.2%
Percentage of revenues, net	22.4%	22.5%
National Networks
Selling, general and administrative expense decreased $10.6 million principally as a result of a $9.4 million decrease in advertising and marketing expense related to the timing of promotion of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $12.6 million primarily due to a $15.5 million impact from the acquisitions of Levity and RLJE. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $2.0 million.

Depreciation and amortization
Depreciation and amortization expense increased $4.2 million to $25.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$8,179	$8,412	$(233)	(2.8)%
International and Other	17,714	13,257	4,457	33.6
	$25,893	$21,669	$4,224	19.5%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $3.2 million impact from the acquisitions of Levity and RLJE as well as an increase in depreciation expense of $1.8 million related to leasehold additions.
Restructuring and other related charges
Restructuring expense of $17.2 million for the three months ended June 30, 2019 primarily related to the direct to consumer re-organization charges and consisted of severance and other personnel related costs and programming write-offs incurred at AMCNI for costs associated with the termination of distribution in certain territories.
In May 2019, management commenced a restructuring initiative of the Company's owned subscription streaming services. The restructuring combined the Company's owned subscription streaming services under one management team. In connection with this re-organization, a number of roles were eliminated to address redundancy at the senior management level and improve the effectiveness of management while reducing the cost structure of the Company. As a result, the Company incurred restructuring charges of $1.3 million related to severance and other personnel related costs.
In connection with the management changes in the direct to consumer business, the Company implemented changes to its strategy for its owned subscription streaming services, including programming that will no longer be made available. As a result, the Company incurred other charges of $13.0 million related to the write-off of programming associated with the direct to consumer reorganization and change in strategy.
In connection with the restructuring announced in 2018, the Company incurred additional severance and other personnel related costs of $2.9 million.
Operating Income

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$214,198	$210,007	$4,191	2.0%
International and Other	(27,284)	(11,338)	(15,946)	140.6
Inter-segment Eliminations	(16,657)	(7,138)	(9,519)	133.4
	$170,257	$191,531	$(21,274)	(11.1)%
The increase in operating income at the National Networks segment was primarily attributable to a decrease in technical and operating expense of $16.2 million and a decrease in selling, general and administrative expense of $10.6 million, partially offset by a decrease in revenues of $22.6 million.
The increase in operating losses at the International and Other segment was primarily attributable to the restructuring and other related charges of $16.9 million primarily associated with the direct to consumer reorganization.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
Operating income	$170,257	$191,531	$(21,274)	(11.1)%
Share-based compensation expense	16,725	19,753	(3,028)	(15.3)
Restructuring and other related charges	17,162	—	17,162	n/m
Depreciation and amortization	25,893	21,669	4,224	19.5
Majority-owned equity investees AOI	1,608	—	1,608	n/m
AOI	$231,645	$232,953	$(1,308)	(0.6)%
AOI decreased $1.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$236,472	$234,678	$1,794	0.8%
International and Other	11,830	5,413	6,417	118.5
Inter-segment eliminations	(16,657)	(7,138)	(9,519)	133.4
AOI	$231,645	$232,953	$(1,308)	(0.6)%
National Networks AOI increased principally due to an increase in operating income of $4.2 million, partially offset by a decrease in share-based compensation expense of $2.4 million.
International and Other AOI increased $6.4 million due to an increase in operating income of $2.9 million at AMCNI, an increase of $1.6 million related to the AOI of majority-owned equity method investees, and increases at IFC Films and our subscription streaming services.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $1.0 million is primarily driven by a decrease in interest income as well as a higher variable interest rate on our term loan.
Miscellaneous, net
The decrease in miscellaneous expense, net of $12.0 million was primarily driven by the absence of an impairment charge of $10.0 million recognized in the three months ended June 30, 2018 for the partial write-down of one of our non-marketable equity securities and an increase in earnings from equity method investees of $1.8 million.
Income tax expense
For the three months ended June 30, 2019, income tax benefit was $1.4 million representing a negative effective tax rate of 1%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, a tax benefit of $7.2 million relating to uncertain tax positions (including accrued interest) partially offset by state and local income tax expense of $4.1 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
For the three months ended June 30, 2018, income tax expense was $32.5 million representing an effective tax rate of 23%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income tax expense of $2.3 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,556,520	100.0%	$1,502,208	100.0%	$54,312	3.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	725,771	46.6	697,174	46.4	28,597	4.1
Selling, general and administrative	345,876	22.2	337,825	22.5	8,051	2.4
Depreciation and amortization	49,949	3.2	42,023	2.8	7,926	18.9
Restructuring and other related charges	19,804	1.3	—	—	19,804	n/m
Total operating expenses	1,141,400	73.3	1,077,022	71.7	64,378	6.0
Operating income	415,120	26.7	425,186	28.3	(10,066)	(2.4)
Other income (expense):
Interest expense, net	(70,416)	(4.5)	(67,119)	(4.5)	(3,297)	4.9
Miscellaneous, net	(15,482)	(1.0)	2,227	0.1	(17,709)	(795.2)
Total other income (expense)	(85,898)	(5.5)	(64,892)	(4.3)	(21,006)	32.4
Net income from operations before income taxes	329,222	21.2	360,294	24.0	(31,072)	(8.6)
Income tax expense	(45,080)	(2.9)	(89,426)	(6.0)	44,346	(49.6)
Net income including noncontrolling interests	284,142	18.3	270,868	18.0	13,274	4.9
Net income attributable to noncontrolling interests	(12,002)	(0.8)	(7,817)	(0.5)	(4,185)	53.5%
Net income attributable to AMC Networks' stockholders	$272,140	17.5%	$263,051	17.5%	$9,089	3.5%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,220,858	100.0%	$1,260,317	100.0%	$(39,459)	(3.1)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	510,407	41.8	535,113	42.5	(24,706)	(4.6)
Selling, general and administrative	227,382	18.6	248,438	19.7	(21,056)	(8.5)
Depreciation and amortization	16,791	1.4	16,907	1.3	(116)	(0.7)
Restructuring and other related charges	576	—	—	—	576	n/m
Operating income	$465,702	38.1%	$459,859	36.5%	$5,843	1.3%
Share-based compensation expense	30,090	2.5	28,786	2.3	1,304	4.5
Restructuring and other related charges	576	—	—	—	576	n/m
Depreciation and amortization	16,791	1.4	16,907	1.3	(116)	(0.7)
AOI	$513,159	42.0%	$505,552	40.1%	$7,607	1.5%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$350,615	100.0%	$258,101	100.0%	$92,514	35.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	219,994	62.7	171,694	66.5	48,300	28.1
Selling, general and administrative	118,571	33.8	89,442	34.7	29,129	32.6
Depreciation and amortization	33,158	9.5	25,116	9.7	8,042	32.0
Restructuring and other related charges	19,923	5.7	—	—	19,923	n/m
Operating loss	$(41,031)	(11.7)%	$(28,151)	(10.9)%	$(12,880)	45.8%
Share-based compensation expense	6,534	1.9	6,286	2.4	248	3.9
Restructuring and other related charges	19,923	5.7	—	—	19,923	n/m
Depreciation and amortization	33,158	9.5	25,116	9.7	8,042	32.0
Majority-owned equity investees AOI	3,188	0.9	—	—	3,188	n/m
AOI	$21,772	6.2%	$3,251	1.3%	$18,521	569.7%

Revenues, net
Revenues, net increased $54.3 million to $1,556.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$1,220,858	78.5%	$1,260,317	83.9%	$(39,459)	(3.1)%
International and Other	350,615	22.5	258,101	17.2	92,514	35.8
Inter-segment eliminations	(14,953)	(1.0)	(16,210)	(1.1)	1,257	(7.8)
Consolidated revenues, net	$1,556,520	100.0%	$1,502,208	100.0%	$54,312	3.6%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$458,579	37.6%	$472,559	37.5%	$(13,980)	(3.0)%
Distribution	762,279	62.4	787,758	62.5	(25,479)	(3.2)
	$1,220,858	100.0%	$1,260,317	100.0%	$(39,459)	(3.1)%

•
The decrease of $14.0 million in advertising revenues was driven by a decrease of $33.5 million at AMC due to lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at all of our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•
Distribution revenues decreased $25.5 million due to a decrease in content licensing revenues of $29.4 million from lower foreign distribution revenues derived from our original programming, primarily at AMC. Subscription revenues increased $4.0 million resulting from an increase in rates, partially offset by lower subscribers and the impact of an interpretation of a contractual provision in an affiliate agreement. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$44,741	12.8%	$45,943	17.8%	$(1,202)	(2.6)%
Distribution	305,874	87.2	212,158	82.2	93,716	44.2
	$350,615	100.0%	$258,101	100.0%	$92,514	35.8%
The decrease of $1.2 million in advertising revenues was principally due to the unfavorable impact of foreign currency translation of $3.5 million, partially offset by an increase in demand in certain international markets. Distribution revenues increased primarily due to a $100.3 million impact from the acquisitions of Levity and RLJE. In addition, distribution revenues increased $9.6 million from our subscription streaming services. Distribution revenue at AMCNI decreased $6.3 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $10.2 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $28.6 million to $725.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$510,407	$535,113	$(24,706)	(4.6)%
International and Other	219,994	171,694	48,300	28.1
Inter-segment eliminations	(4,630)	(9,633)	5,003	(51.9)
Total	$725,771	$697,174	$28,597	4.1%
Percentage of revenues, net	46.6%	46.4%
National Networks
The decrease in technical and operating expense was primarily attributable to a decrease of $26.8 million in other direct programming expense attributable to lower personnel and production related costs, partially offset by an increase of $2.1 million in program rights amortization expense. Program rights amortization expense includes write-offs of $13.4 million for the six months ended June 30, 2019 as compared to program rights write-offs of $8.4 million for the six months ended June 30, 2018. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense increased due to a $60.3 million impact from the acquisitions of Levity and RLJE. In addition, technical and operating expense increased $7.1 million at our subscription streaming services. Technical and operating expense at AMCNI decreased $11.0 million, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in technical and operating expense of $8.6 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $8.1 million to $345.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$227,382	$248,438	$(21,056)	(8.5)%
International and Other	118,571	89,442	29,129	32.6
Inter-segment eliminations	(77)	(55)	(22)	40.0
Total	$345,876	$337,825	$8,051	2.4%
Percentage of revenues, net	22.2%	22.5%
National Networks
Selling, general and administrative expense decreased $21.1 million principally as a result of a $19.1 million decrease in advertising and marketing expense related to the timing of promotion of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $29.1 million primarily due to a $38.3 million impact from the acquisitions of Levity and RLJE, partially offset by a decrease of $4.5 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $4.3 million.

Depreciation and amortization
Depreciation and amortization expense increased $7.9 million to $49.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$16,791	$16,907	$(116)	(0.7)%
International and Other	33,158	25,116	8,042	32.0
	$49,949	$42,023	$7,926	18.9%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $5.4 million impact from the acquisitions of Levity and RLJE as well as an increase in depreciation expense of $3.5 million related to leasehold additions.
Restructuring and other related charges
Restructuring expense of $19.8 million for the six months ended June 30, 2019 primarily related to the direct to consumer re-organization charges and consisted of severance and other personnel related costs and programming write-offs incurred at AMCNI for costs associated with the termination of distribution in certain territories.
In May 2019, management commenced a restructuring initiative of the Company's owned subscription streaming services. The restructuring combined the Company's owned subscription streaming services under one management team. In connection with this re-organization, a number of roles were eliminated to address redundancy at the senior management level and improve the effectiveness of management while reducing the cost structure of the Company. As a result, the Company incurred restructuring charges of $1.3 million related to severance and other personnel related costs.
In connection with the management changes in the direct to consumer business, the Company implemented changes to its strategy for its owned subscription streaming services, including programming that will no longer be made available. As a result, the Company incurred other charges of $13.0 million related to the write-off of programming associated with the direct to consumer reorganization and change in strategy.
In connection with the restructuring announced in 2018, the Company incurred additional severance and other personnel related costs of $3.9 million.
Operating Income

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$465,702	$459,859	$5,843	1.3%
International and Other	(41,031)	(28,151)	(12,880)	45.8
Inter-segment Eliminations	(9,551)	(6,522)	(3,029)	n/m
	$415,120	$425,186	$(10,066)	(2.4)%
The increase in operating income at the National Networks segment was primarily attributable to a decrease in technical and operating expense of $24.7 million and a decrease in selling, general and administrative expense of $21.1 million, partially offset by a decrease in revenues of $39.5 million.
The increase in operating losses at the International and Other segment was primarily attributable to the restructuring and other related charges of $19.9 million primarily associated with the direct to consumer reorganization, partially offset by an increase of $7.5 million at AMCNI.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
Operating income	$415,120	$425,186	$(10,066)	(2.4)%
Share-based compensation expense	36,624	35,072	1,552	4.4
Restructuring and other related charges	19,804	—	19,804	n/m
Depreciation and amortization	49,949	42,023	7,926	18.9
Majority-owned equity investees AOI	3,188	—	3,188	n/m
AOI	$524,685	$502,281	$22,404	4.5%
AOI increased $22.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$513,159	$505,552	$7,607	1.5%
International and Other	21,772	3,251	18,521	569.7
Inter-segment eliminations	(10,246)	(6,522)	(3,724)	57.1
AOI	$524,685	$502,281	$22,404	4.5%
National Networks AOI increased principally due to an increase in operating income of $5.8 million and an increase in share-based compensation expense of $1.3 million.
International and Other AOI increased $18.5 million due to increases in operating income of $7.5 million at AMCNI and $3.3 million at IFC Films as well as an increase of $3.2 million related to the AOI of majority-owned equity method investees.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $3.3 million is driven by a $1.9 million increase in interest expense driven by a higher variable interest rate on our term loan as well as a decrease in interest income of $1.4 million.
Miscellaneous, net
The increase in miscellaneous expense, net of $17.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily driven by an increase of $7.7 million related to impairment charges for the partial write-down of certain of our non-marketable equity securities and a note receivable. In addition, miscellaneous expense, net increased $12.4 million related to the absence of gains associated with the increase in fair value of our investment in RLJE recorded for the six months ended June 30, 2018. Miscellaneous expense, net decreased $3.6 million associated with increased earnings from equity method investees and $2.5 million due to a favorable variance in foreign currency transactions gains and losses.
Income tax expense
For the six months ended June 30, 2019, income tax expense was $45.1 million representing an effective tax rate of 14%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, a tax benefit of $5.6 million relating to uncertain tax positions (including accrued interest) partially offset by state and local income tax expense of $7.3 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
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
On March 7, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock (the "Stock Repurchase Program"). On June 6, 2017, the Board of Directors approved an increase of $500 million. On June 13, 2018, the Board of Directors approved a further increase of $500 million in the amount authorized for a total of $1.5 billion authorized under the Stock Repurchase Program. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended June 30, 2019, the Company repurchased 1.1 million shares of its Class A common stock at an average purchase price of approximately $54.62 per share. As of June 30, 2019, the Company has $501.0 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
As of June 30, 2019, our consolidated cash and cash equivalents balance includes approximately $136.3 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at June 30, 2019. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2019.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30:

(In thousands)	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$288,937	$278,577
Cash used in investing activities	(43,555)	(159,422)
Cash used in financing activities	(92,265)	(263,418)
Net increase (decrease) in cash and cash equivalents	153,117	(144,263)
Operating Activities
Net cash provided by operating activities amounted to $288.9 million for the six months ended June 30, 2019 as compared to $278.6 million for the six months ended June 30, 2018. Net cash provided by operating activities for the six months ended June 30, 2019 primarily resulted from $843.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $443.5 million, an increase in prepaid expense and other assets of $40.0 million primarily related to an increase in long-term receivables and a decrease in accounts payable, accrued expenses and other liabilities of $58.3 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $12.6 million.
Net cash provided by operating activities amounted to $278.6 million for the six months ended June 30, 2018. Net cash provided by operating activities for the six months ended June 30, 2018 primarily resulted from $848.5 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, and an increase in deferred revenue of $4.4 million, which was partially offset by payments for program rights of $471.4 million, a decrease in accounts payable, accrued expenses and other liabilities of $45.9 million primarily related to lower employee related liabilities, an increase in receivables of $40.4 million primarily related to increased distribution revenues, and an increase in prepaid expense and other assets of $12.4 million. Changes in all other assets and liabilities resulted in a decrease of $4.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $43.6 million and $159.4 million, respectively. For the six months ended June 30, 2019, cash used in investing activities included capital expenditures of $49.5 million, partially offset by a return of capital from investees of $5.9 million. For the six months ended June 30, 2018, cash used in investing activities included investments of $87.5 million, capital expenditures of $37.4 million, and payment for the acquisition of Levity, net of cash acquired of $34.9 million.
Financing Activities
Net cash used in financing activities amounted to $92.3 million for the six months ended June 30, 2019 as compared to $263.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, financing activities primarily consisted of purchases of our common stock of $58.4 million, taxes paid in lieu of shares issued for equity-based compensation of $23.0 million, distributions to noncontrolling interests of $10.1 million, and principal payments on debt and finance leases of $5.3 million, partially offset by proceeds from stock option exercises of $4.6 million.
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
Contractual Obligations
As of June 30, 2019, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $219.9 million, as compared to December 31, 2018, to $0.9 billion. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as contractual obligations.

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
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2019, the carrying value of our fixed rate debt of $2.37 billion was less than its fair value of $2.45 billion by approximately $76.6 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2019 would increase the estimated fair value of our fixed rate debt by approximately $60.1 million to approximately $2.5 billion.
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
As of June 30, 2019, we had $3.1 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair value of interest rate swap contracts at June 30, 2019 was a net liability of $2.2 million. As a result of these transactions, the interest rate paid on approximately 79% of our debt (excluding finance leases) as of June 30, 2019 is effectively fixed (76% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2019 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $4.0 million gain and $1.7 million loss net, for the three and six months ended June 30, 2019, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2019, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	558,419.334
May 1, 2019 to May 31, 2019	1,023,002	$54.64	1,023,002	502,521,304
June 1, 2019 to June 30, 2019	28,779	$53.88	28,779	500,970,550
Total	1,051,781	$54.62	1,051,781

Item 6.	Exhibits.

(a)	Index to Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	July 31, 2019	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer