Form 10-Q
period 2019-09-30
AMC Networks Inc.
filed 2019-10-31
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 25, 2019:

Class A Common Stock par value $0.01 per share	44,073,798
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$773,386	$554,886
Accounts receivable, trade (less allowance for doubtful accounts of $8,645 and $10,788)	807,481	835,977
Current portion of program rights, net	456,288	440,739
Prepaid expenses and other current assets	187,755	131,809
Total current assets	2,224,910	1,963,411
Property and equipment, net of accumulated depreciation of $333,475 and $293,918	269,287	246,262
Program rights, net	1,051,068	1,214,051
Deferred carriage fees, net	17,332	16,831
Intangible assets, net	540,365	578,907
Goodwill	782,234	798,037
Deferred tax asset, net	61,376	19,272
Operating lease right-of-use asset	172,575	—
Other assets	499,062	441,792
Total assets	$5,618,209	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,838	$107,066
Accrued liabilities	238,937	264,918
Current portion of program rights obligations	310,688	343,589
Deferred revenue	65,725	55,424
Current portion of long-term debt	47,875	21,334
Current portion of lease obligations	33,349	5,090
Total current liabilities	820,412	797,421
Program rights obligations	284,424	373,249
Long-term debt	3,056,692	3,088,221
Lease obligations	215,251	21,427
Deferred tax liability, net	122,384	145,443
Other liabilities	159,641	208,036
Total liabilities	4,658,804	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	304,606	299,558
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,851 and 63,255 shares issued and 44,043 and 44,749 shares outstanding, respectively	639	633
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	272,823	239,767
Accumulated earnings	1,618,005	1,228,942
Treasury stock, at cost (19,808 and 18,507 shares Class A Common Stock, respectively)	(1,063,181)	(992,583)
Accumulated other comprehensive loss	(200,277)	(160,194)
Total AMC Networks stockholders' equity	628,124	316,680
Non-redeemable noncontrolling interests	26,675	28,528
Total stockholders' equity	654,799	345,208
Total liabilities and stockholders' equity	$5,618,209	$5,278,563
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net	$718,597	$696,875	$2,275,117	$2,199,083
Operating expenses:
Technical and operating (excluding depreciation and amortization)	354,992	346,398	1,080,763	1,043,572
Selling, general and administrative	159,357	156,242	505,233	494,067
Depreciation and amortization	25,619	22,011	75,568	64,034
Impairment and related charges	—	4,486	—	4,486
Restructuring and other related charges	10,191	3,139	29,995	3,139
Total operating expenses	550,159	532,276	1,691,559	1,609,298
Operating income	168,438	164,599	583,558	589,785
Other income (expense):
Interest expense	(39,621)	(38,137)	(118,982)	(115,607)
Interest income	4,626	5,102	13,571	15,453
Miscellaneous, net	(1,490)	28,762	(16,972)	30,989
Total other (expense) income	(36,485)	(4,273)	(122,383)	(69,165)
Income from operations before income taxes	131,953	160,326	461,175	520,620
Income tax expense	(8,727)	(43,666)	(53,807)	(133,092)
Net income including noncontrolling interests	123,226	116,660	407,368	387,528
Net income attributable to noncontrolling interests	(6,303)	(5,403)	(18,305)	(13,220)
Net income attributable to AMC Networks' stockholders	$116,923	$111,257	$389,063	$374,308

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.09	$1.96	$6.91	$6.40
Diluted	$2.07	$1.93	$6.80	$6.31

Weighted average common shares:
Basic	55,847	56,875	56,339	58,519
Diluted	56,605	57,779	57,218	59,281
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$123,226	$116,660	$407,368	$387,528
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,281)	(6,094)	(38,490)	(32,679)
Unrealized loss on interest rate swaps	(187)	—	(2,076)	—
Other comprehensive loss, before income taxes	(33,468)	(6,094)	(40,566)	(32,679)
Income tax benefit	335	—	483	—
Other comprehensive loss, net of income taxes	(33,133)	(6,094)	(40,083)	(32,679)
Comprehensive income	90,093	110,566	367,285	354,849
Comprehensive income attributable to noncontrolling interests	(5,217)	(5,218)	(17,048)	(11,954)
Comprehensive income attributable to AMC Networks' stockholders	$84,876	$105,348	$350,237	$342,895
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513
Net income attributable to AMC Networks’ stockholders	—	—	—	116,923	—	—	116,923	—	116,923
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,772	1,772
Distributions to noncontrolling member	—	—	—	—	—	—	—	(705)	(705)
Settlement of treasury stock	—	—	832	—	—	—	832	—	832
Other comprehensive income	—	—	—	—	—	(33,133)	(33,133)	(1,085)	(34,218)
Share-based compensation expense	—	—	13,841	—	—	—	13,841	—	13,841
Treasury stock acquired	—	—	—	—	(12,159)	—	(12,159)	—	(12,159)
Balance, September 30, 2019	$639	$115	$272,823	$1,618,005	$(1,063,181)	$(200,277)	$628,124	$26,675	$654,799

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	389,063	—	—	389,063	—	389,063
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,842	2,842
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,439)	(3,439)
Other comprehensive income	—	—	—	—	—	(40,083)	(40,083)	(1,256)	(41,339)
Share-based compensation expense	—	—	50,465	—	—	—	50,465	—	50,465
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	985	—	(70,598)	—	(69,613)	—	(69,613)
Restricted stock units converted to shares	6	—	(23,024)	—	—	—	(23,018)	—	(23,018)
Balance, September 30, 2019	$639	$115	$272,823	$1,618,005	$(1,063,181)	$(200,277)	$628,124	$26,675	$654,799

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2018	$632	$115	$215,948	$1,045,806	$(951,850)	$(144,752)	$165,899	$29,521	$195,420
Net income attributable to AMC Networks’ stockholders	—	—	—	111,257	—	—	111,257	—	111,257
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	281	281
Other comprehensive income	—	—	—	—	—	(6,094)	(6,094)	(1,169)	(7,263)
Share-based compensation expense	—	—	16,934	—	—	—	16,934	—	16,934
Treasury stock acquired	—	—	—	—	(24,990)	—	(24,990)	—	(24,990)
Balance, September 30, 2018	$632	$115	$232,882	$1,157,063	$(976,840)	$(150,846)	$263,006	$28,633	$291,639

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	$627	$115	$191,303	$766,725	$(709,440)	$(114,386)	$134,944	$29,001	$163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	374,308	—	—	374,308	—	374,308
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,882	1,882
Distributions to noncontrolling member	—	—	—	—	—	—	—	(984)	(984)
Cumulative effects of adoption of accounting standards	—	—	—	16,030		(3,781)	12,249	—	12,249
Settlement of treasury stock	—	—	996	—	—	—	996	—	996
Other comprehensive income	—	—	—	—	—	(32,679)	(32,679)	(1,266)	(33,945)
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Share-based compensation expense	—	—	52,006	—	—	—	52,006	—	52,006
Treasury stock acquired	—	—	—	—	(267,400)	—	(267,400)	—	(267,400)
Restricted stock units converted to shares	5	—	(15,740)	—	—	—	(15,735)	—	(15,735)
Balance, September 30, 2018	$632	$115	$232,882	$1,157,063	$(976,840)	$(150,846)	$263,006	$28,633	$291,639

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$407,368	$387,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75,568	64,034
Impairment and related charges	—	4,486
Share-based compensation expense related to equity classified awards	50,465	52,006
Non-cash restructuring and other related charges	14,026	—
Amortization and write-off of program rights	696,326	684,289
Amortization of deferred carriage fees	14,624	13,107
Unrealized foreign currency transaction loss (gain)	489	(712)
Unrealized gain on derivative contracts, net	—	(40,848)
Amortization of deferred financing costs and discounts on indebtedness	5,970	5,746
Bad debt expense	3,628	6,155
Deferred income taxes	(65,245)	39,404
Write-down of non-marketable equity securities and note receivable	20,206	—
Other, net	(8,481)	(887)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	6,993	(2,333)
Prepaid expenses and other assets	(121,375)	(27,769)
Program rights and obligations, net	(676,718)	(671,108)
Income taxes payable	3,101	(5,005)
Deferred revenue	10,395	3,531
Deferred carriage fees, net	(14,409)	(3,200)
Accounts payable, accrued liabilities and other liabilities	(22,534)	(36,612)
Net cash provided by operating activities	400,397	471,812
Cash flows from investing activities:
Capital expenditures	(69,096)	(60,774)
Return of capital from investees	9,232	523
Investment in and loans to investees	—	(90,080)
Payments for acquisition of a business, net of cash acquired	—	(35,554)
Net cash used in investing activities	(59,864)	(185,885)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,521	—
Principal payments on long-term debt	(12,613)	—
Deemed repurchases of restricted stock units	(23,019)	(15,734)
Purchase of treasury stock	(70,598)	(267,400)
Proceeds from stock option exercises	4,630	4,317
Principal payments on finance lease obligations	(4,059)	(3,878)
Distributions to noncontrolling interests	(13,545)	(9,333)
Net cash used in financing activities	(117,683)	(292,028)
Net increase (decrease) in cash and cash equivalents from operations	222,850	(6,101)
Effect of exchange rate changes on cash and cash equivalents	(4,350)	12,035
Cash and cash equivalents at beginning of period	554,886	558,783
Cash and cash equivalents at end of period	$773,386	$564,717

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the United States ("U.S."); and AMC and IFC in Canada. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels around the world; Global Direct to Consumer consisting of the Company's subscription streaming services Acorn TV, Shudder, Sundance Now and UMC (Urban Movie Channel); Levity Entertainment Group, our production services and comedy venues company; and IFC Films, the Company's independent film distribution business.
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
Program Rights
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, a write-off of the unamortized cost is included in technical and operating expense. Program rights write-offs, included in technical and operating expense, were $1.6 million and $11.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Program rights write-offs, included in technical and operating expense, were $15.2 million and $20.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Program write-offs, included in restructuring and other related charges, were $13.0 million for the nine months ended September 30, 2019 (see Note 4).
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
In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The changes in this standard are effective for the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of the prospective disclosure requirements will have on its consolidated financial statements.
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2019	December 31, 2018
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,077,706	$1,018,105
Contract assets, short-term (included in Other current assets)	10,859	9,131
Contract assets, long-term (included in Other assets)	6,386	8,136
Contract liabilities (Deferred revenue)	65,725	55,424
Revenue recognized for the nine months ended September 30, 2019 relating to the contract liability at December 31, 2018 was $27.2 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	55,847	56,875	56,339	58,519
Effect of dilution:
Stock options	7	31	18	12
Restricted stock units	751	873	861	750
Diluted weighted average common shares outstanding	56,605	57,779	57,218	59,281
Approximately 1.5 million restricted stock units outstanding as of September 30, 2019 and September 30, 2018 have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of September 30, 2019, there were 0.3 million restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2019, the Company repurchased 1.3 million shares of its Class A Common Stock at an average purchase price of approximately $54.24 per share. As of September 30, 2019, the Company has $488.8 million of authorization remaining for repurchase under the Stock Repurchase Program.
Note 4. Restructuring and Other Related Charges
Restructuring and other related charges of $10.2 million and $30.0 million for the three and nine months ended September 30, 2019, respectively, related to the management and direct to consumer organizational changes described below as well as severance and other personnel related costs incurred at AMCNI associated with the termination of distribution in certain territories. In connection with each of the restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In September 2019, management commenced a restructuring initiative of the Company's management team. As a result, the Company incurred restructuring charges of $10.2 million for the three months ended September 30, 2019. We expect additional restructuring charges in the fourth quarter of 2019.
In May 2019, management commenced a restructuring initiative of the Company's owned subscription streaming services. The restructuring combined the Company's owned subscription streaming services under one management team. Restructuring charges incurred of $1.3 million for the nine months ended September 30, 2019 related to severance and other personnel related costs.
In connection with the management changes in the direct to consumer business, the Company implemented changes to its strategy for one of its owned subscription streaming services, including programming that will no longer be made available. Other related charges incurred of $13.0 million for the nine months ended September 30, 2019 related to a write-off of programming in connection with the direct to consumer reorganization and change in strategy.
Restructuring charges incurred of $5.5 million for the nine months ended September 30, 2019 related to severance and other personnel related costs associated with previously announced restructuring initiatives.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
National Networks	$6,199	$6,776
International & Other	3,992	23,915
Inter-segment eliminations	—	(696)
Total restructuring and other related charges	$10,191	$29,995
The following table summarizes the restructuring and other charges recognized for the three and nine months ended September 30, 2019:

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Restructuring charges	$10,191	$16,978
Other related charges	—	13,017
Total restructuring and other related charges	$10,191	$29,995

The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other related costs	Total
Balance, December 31, 2018	$33,774	$1,415	$35,189
Charges	15,215	1,763	16,978
Cash payments	(23,577)	(414)	(23,991)
Non-cash adjustments	(598)	(2,568)	(3,166)
Currency translation	10	16	26
Balance, September 30, 2019	$24,824	$212	$25,036
Accrued restructuring costs of $19.6 million are included in accrued liabilities and $5.4 million are included in other liabilities (long-term) in the consolidated balance sheet at September 30, 2019.
Note 5. Business Combinations
RLJ Entertainment, Inc.
In October 2018, the Company acquired a controlling interest in RLJ Entertainment, Inc. ("RLJE"), a premium subscription streaming services company that operates Acorn TV and UMC (Urban Movie Channel). Acorn TV features high-quality British and International mysteries and dramas. UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences. In addition, RLJE owns a majority interest in Agatha Christie Ltd., a popular world-class franchise.
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

Fair value of equity consideration transferred	$41,513
Fair value of previously held equity interest	130,890
Fair value of redeemable noncontrolling interest	103,359
$275,762
Allocation to net assets acquired:
Cash	3,360
Accounts receivable	16,316
Prepaid expenses and other current assets	963
Programming rights	69,775
Property and equipment	2,841
Other assets (equity method investments)	38,800
Intangible assets	126,600
Accounts payable	(12,008)
Accrued liabilities	(43,441)
Debt	(25,187)
178,019
Goodwill	97,743
$275,762
Levity Entertainment Group LLC
On April 20, 2018, the Company acquired a 57% controlling interest in Levity Entertainment Group LLC ("Levity"), a production services and comedy venues company, for a total purchase price of $48.4 million. The purchase price consisted of a $35.0 million payment for the outstanding Class B Common Units of Levity and the acquisition of Series L Preferred Units for $13.4 million. The Company entered into arrangements with the noncontrolling members related to the governance of Levity following the acquisition. The Company views this acquisition as complementary to its business and programming content strategy.
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

(In thousands, except per share data)	Pro Forma Financial Information For the Three Months Ended September 30, 2018	Pro Forma Financial Information For the Nine Months Ended September 30, 2018
Revenues, net	$721,196	$2,313,885
Income from operations before income taxes	$152,402	$498,919
Net income per share, basic	$1.83	$6.05
Net income per share, diluted	$1.80	$5.97

Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $86.6 million at September 30, 2019 and $90.9 million at December 31, 2018.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $1.0 million at September 30, 2019 and $1.2 million at December 31, 2018.
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
Investments in non-marketable equity securities were $61.8 million at September 30, 2019 and $71.8 million at December 31, 2018.
For the nine months ended September 30, 2019, the Company recognized impairment charges of $20.2 million related to the partial write-down of certain non-marketable equity securities and a note receivable, included in Miscellaneous, net in the condensed consolidated statement of income.
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2018	$238,431	$559,606	$798,037
Purchase accounting adjustments	—	8	8
Amortization of "second component" goodwill	(996)	—	(996)
Foreign currency translation	—	(14,815)	(14,815)
September 30, 2019	$237,435	$544,799	$782,234
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2019
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$609,060	$(219,962)	$389,098	6 to 25 years
Advertiser relationships	46,282	(20,768)	25,514	11 years
Trade names	122,320	(22,166)	100,154	3 to 20 years
Other amortizable intangible assets	13,145	(7,446)	5,699	5 to 15 years
Total amortizable intangible assets	790,807	(270,342)	520,465
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$810,707	$(270,342)	$540,365
(In thousands)	December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$620,771	$(198,500)	$422,271
Advertiser relationships	46,282	(17,613)	28,669
Trade names	118,772	(17,971)	100,801
Other amortizable intangible assets	13,643	(6,377)	7,266
Total amortizable intangible assets	799,468	(240,461)	559,007
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,368	$(240,461)	$578,907
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2019 and 2018 was $34.2 million and $29.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2019	$46,990
2020	46,666
2021	46,061
2022	45,654
2023	45,573

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2019	December 31, 2018
Employee related costs	88,202	100,729
Participations and residuals	81,033	70,955
Other accrued expenses	69,702	93,234
Total accrued liabilities	$238,937	$264,918

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2019	December 31, 2018
Senior Secured Credit Facility: (a)
Term Loan A Facility	$740,625	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	1,000	2,584
Total long-term debt	3,141,625	3,152,584
Unamortized discount	(25,588)	(29,181)
Unamortized deferred financing costs	(11,470)	(13,848)
Long-term debt, net	3,104,567	3,109,555
Current portion of long-term debt	47,875	21,334
Noncurrent portion of long-term debt	$3,056,692	$3,088,221
(a)The Company's $500 million revolving credit facility remains undrawn at September 30, 2019. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Note 10. Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable lease agreements which expire at various dates through 2035. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The exercise of lease renewal options is at the Company's sole discretion, as such, these options are generally not recognized as part of our right-of-use asset or lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the leases included in the consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2019
Assets
Operating	Operating lease right-of-use asset	$172,575
Finance	Property and equipment, net	16,085
Total lease assets		$188,660
Liabilities
Current:
Operating	Current portion of lease obligations	$29,519
Finance	Current portion of lease obligations	3,830
		$33,349
Noncurrent:
Operating	Lease obligations	$197,006
Finance	Lease obligations	18,245
		215,251

Total lease liabilities		$248,600
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the condensed consolidated statement of income:

(In thousands)	Income Statement Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	SG&A expenses	$8,428	$24,875
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	590	1,964
Interest on lease liabilities	Net interest expense	610	1,932
Short term lease costs	SG&A expenses	162	3,036
Variable lease costs	SG&A expenses	289	767
Total net lease cost		$10,079	$32,574
The following table summarizes the maturity of lease liabilities for operating and finance leases:

(In thousands)	Operating Leases	Finance Leases	Total
2019	$10,042	$1,627	$11,669
2020	38,735	5,813	44,548
2021	32,446	4,339	36,785
2022	34,045	4,364	38,409
2023	34,590	4,390	38,980
Thereafter	122,817	9,559	132,376
Total lease payments	272,675	30,092	302,767
Less: Interest	46,150	8,017	54,167
Present value of lease liabilities	$226,525	$22,075	$248,600

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	7.97
Finance leases	5.92
Weighted average discount rate:
Operating leases	4.75%
Finance leases	10.40%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

September 30, 2019
Operating cash flows from operating leases	$19,688
Financing cash flows from finance leases	$4,059

Note 11. Fair Value Measurement
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I - Quoted prices for identical instruments in active markets.
•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III - Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2019:
Assets
Cash equivalents	$176,115	$—	$—	$176,115
Marketable securities	970	—	—	970
Foreign currency derivatives	—	2,859	—	2,859
Liabilities
Interest rate swap contracts	$—	$2,433	$—	$2,433
Foreign currency derivatives	—	2,472	—	2,472

At December 31, 2018:
Assets
Cash equivalents	$68,498	$—	$—	$68,498
Marketable securities	1,173	—	—	1,173
Foreign currency derivatives	—	3,509	—	3,509
Liabilities
Interest rate swap contracts	$—	$356	$—	$356
Foreign currency derivatives	—	3,121	—	3,121
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
At September 30, 2019, the Company does not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$732,284	$734,330
4.75% Notes due August 2025	787,792	824,000
5.00% Notes due April 2024	988,006	1,030,030
4.75% Notes due December 2022	595,485	606,000
Other debt	1,000	1,000
	$3,104,567	$3,195,360

(In thousands)	December 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$739,710	$738,750
4.75% Notes due August 2025	786,458	720,000
5.00% Notes due April 2024	986,275	947,500
4.75% Notes due December 2022	594,528	580,500
Other debt	2,584	2,584
	$3,109,555	$2,989,334
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
As of September 30, 2019, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments not designated as hedging instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$2,433	$356
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,508	$1,452
Foreign currency derivatives	Other assets	1,351	2,057
Liabilities:
Foreign currency derivatives	Accrued liabilities	$743	$700
Foreign currency derivatives	Other liabilities	1,729	2,421
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(265)	$—	Interest expense	$78	$—

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,190)	$—	Interest expense	$113	$—

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate swap contracts	Interest expense	$—	$(700)	$—	$(1,384)
Foreign currency derivatives	Miscellaneous, net	510	250	556	430
Other derivatives	Miscellaneous, net	—	27,175	—	39,464
Total		$510	$26,725	$556	$38,510

Note 13. Income Taxes
For the three and nine months ended September 30, 2019, income tax expense was $8.7 million and $53.8 million, respectively, representing an effective tax rate of 7% and 12%, respectively, as compared to the federal statutory rate of 21%. For the three months ended September 30, 2019, the effective tax rate differs from the federal statutory rate due primarily to a tax benefit of $13.6 million from foreign operations and a tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, partially offset by state and local income tax expense of $4.3 million and tax expense of $2.0 million resulting from a net increase in valuation allowances for foreign tax assets. For the nine months ended September 30, 2019, the effective tax rate differs from the federal statutory rate primarily due to a tax benefit of $21.5 million resulting from a net decrease in valuation allowances for foreign tax assets, a tax benefit of $15.6 million from foreign operations, a tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, and a tax benefit of $5.6 million relating to uncertain tax positions (including accrued interest), partially offset by state and local income tax expense of $11.6 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards and the benefit of foreign operations is due to a deferred tax benefit resulting from the reorganization of intellectual property amongst the Company's international subsidiaries in the nine months ended September 30, 2019. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
For the three and nine months ended September 30, 2018, income tax expense was $43.7 million and $133.1 million, respectively, representing an effective tax rate of 27% and 26%, respectively, as compared to the federal statutory rate of 21%. For the three months ended September 30, 2018, the effective tax rate differs from the federal statutory rate due primarily due to tax expense from foreign operations of $5.6 million and state and local income tax expense of $3.4 million. For the nine months ended September 30, 2018, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $15.8 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits; state and local income tax expense of $9.5 million; a tax benefit of $8.3 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018); and a tax benefit from foreign operations of $0.6 million.
At September 30, 2019, the Company had foreign tax credit carry forwards of approximately $20.2 million, expiring on various dates from 2022 through 2029. These carryforwards have been reduced by a valuation allowance of $20.2 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2019, $1.0 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of September 30, 2019, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $259.2 million, as compared to December 31, 2018, to $864.6 million. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
contractual obligations.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Compliant, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. The trial is tentatively scheduled to begin on June 1, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. The parties in the second action are presently engaged in expert discovery. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial, scheduled to begin on February 10, 2020, to resolve certain issues of contract interpretation only. The parties are presently engaged in fact discovery in preparation for the February trial. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
During the nine months ended September 30, 2019, 518,583 RSUs and 349,761 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 217,265 RSUs and 150,771 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 301,318 RSU and 198,990 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $23.0 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019.
Share-based compensation expense included in selling, general and administrative expense, for the three and nine months ended September 30, 2019 was $13.8 million and $50.5 million, respectively, and $16.9 million and $52.0 million, respectively, the for three and nine months ended September 30, 2018.
As of September 30, 2019, there was $85.3 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.1 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2019.

(In thousands)	Nine Months Ended September 30, 2019
December 31, 2018	$299,558
Net earnings	15,462
Distributions	(10,107)
Other	(307)
September 30, 2019	$304,606

Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows [open]:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$1,659	$2,835
Supplemental Data:
Cash interest paid	104,698	97,437
Income taxes paid, net	121,110	96,272

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

(In thousands)	Three Months Ended September 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$194,452	$18,872	$(24)	$213,300
Distribution	364,540	163,967	(23,210)	505,297
Consolidated revenues, net	$558,992	$182,839	$(23,234)	$718,597
Operating income (loss)	$182,479	$(11,501)	$(2,540)	$168,438
Share-based compensation expense	11,684	2,157	—	13,841
Depreciation and amortization	8,048	17,571	—	25,619
Restructuring and other related charges	6,199	3,992	—	10,191
Majority-owned equity investees AOI	—	1,246	—	1,246
Adjusted operating income	$208,410	$13,465	$(2,540)	$219,335

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$199,714	$20,128	$—	219,842
Distribution	360,607	131,644	(15,218)	477,033
Consolidated revenues, net	$560,321	$151,772	$(15,218)	$696,875
Operating income (loss)	$188,107	$(16,749)	$(6,759)	164,599
Share-based compensation expense	13,860	3,074	—	16,934
Depreciation and amortization	8,450	13,561	—	22,011
Restructuring and other related charges	—	3,139	—	3,139
Impairment and related charges	—	4,486	—	4,486
Adjusted operating income	$210,417	$7,511	$(6,759)	$211,169

(In thousands)	Nine Months Ended September 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$653,031	$63,613	$(75)	$716,569
Distribution	1,126,819	469,841	(38,112)	1,558,548
Consolidated revenues, net	$1,779,850	$533,454	$(38,187)	$2,275,117
Operating income (loss)	$648,180	$(52,532)	$(12,090)	$583,558
Share-based compensation expense	41,774	8,691	—	50,465
Depreciation and amortization	24,839	50,729	—	75,568
Restructuring and other related charges	6,776	23,915	(696)	29,995
Majority-owned equity investees AOI	—	4,434	—	4,434
Adjusted operating income	$721,569	$35,237	$(12,786)	$744,020

(In thousands)	Nine Months Ended September 30, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$672,273	$66,071	$—	$738,344
Distribution	1,148,365	343,802	(31,428)	1,460,739
Consolidated revenues, net	$1,820,638	$409,873	$(31,428)	$2,199,083
Operating income (loss)	$647,965	$(44,899)	$(13,281)	$589,785
Share-based compensation expense	42,647	9,359	—	52,006
Depreciation and amortization	25,358	38,676	—	64,034
Restructuring and other related charges	—	3,139	—	3,139
Impairment and related charges	—	4,486	—	4,486
Adjusted operating income	$715,970	$10,761	$(13,281)	$713,450
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Inter-segment revenues
National Networks	$(18,140)	$(10,304)	$(29,790)	$(25,454)
International and Other	(5,094)	(4,914)	(8,397)	(5,974)
	$(23,234)	$(15,218)	$(38,187)	$(31,428)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
United States	$579,913	$550,573	$1,847,491	$1,737,336
Europe	108,365	108,607	299,782	311,294
Other	30,319	37,695	127,844	150,453
	$718,597	$696,875	$2,275,117	$2,199,083
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2019	December 31, 2018
Property and equipment, net
United States	$230,869	$202,833
Europe	24,314	27,218
Other	14,104	16,211
	$269,287	$246,262
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$437	$552,653	$220,296	$—	$773,386
Accounts receivable, trade (less allowance for doubtful accounts)	—	543,065	264,416	—	807,481
Current portion of program rights, net	—	296,682	160,241	(635)	456,288
Prepaid expenses, other current assets and intercompany receivable	(24,284)	246,542	14,325	(48,828)	187,755
Total current assets	(23,847)	1,638,942	659,278	(49,463)	2,224,910
Property and equipment, net of accumulated depreciation	—	204,599	64,688	—	269,287
Investment in affiliates	3,884,536	1,635,646	—	(5,520,182)	—
Program rights, net	—	815,763	236,459	(1,154)	1,051,068
Long-term intercompany notes receivable	—	—	54	(54)	—
Deferred carriage fees, net	—	15,814	1,518	—	17,332
Intangible assets, net	—	154,008	386,357	—	540,365
Goodwill	—	64,286	717,948	—	782,234
Deferred tax asset, net	9	—	61,367	—	61,376
Operating lease right-of-use asset	96,722	20,213	55,640	—	172,575
Other assets	45,436	169,686	282,734	1,206	499,062
Total assets	$4,002,856	$4,718,957	$2,466,043	$(5,569,647)	$5,618,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,986	$29,919	$68,933	$—	$123,838
Accrued liabilities and intercompany payable	19,059	116,208	152,498	(48,828)	238,937
Current portion of program rights obligations	—	242,545	68,143	—	310,688
Deferred revenue	—	36,303	30,005	(583)	65,725
Current portion of long-term debt	46,875	—	1,000	—	47,875
Current portion of lease obligations	13,847	7,027	12,475	—	33,349
Total current liabilities	104,767	432,002	333,054	(49,411)	820,412
Program rights obligations	—	270,171	14,253	—	284,424
Long-term debt, net	3,056,692	—	—	—	3,056,692
Lease obligations	118,809	19,718	76,724	—	215,251
Deferred tax liability, net	74,687	—	47,697	—	122,384
Other liabilities and intercompany notes payable	19,777	117,719	22,199	(54)	159,641
Total liabilities	3,374,732	839,610	493,927	(49,465)	4,658,804
Commitments and contingencies
Redeemable noncontrolling interests	—	(5,189)	309,795	—	304,606
Stockholders' equity:
AMC Networks stockholders' equity	628,124	3,884,536	1,635,646	(5,520,182)	628,124
Non-redeemable noncontrolling interests	—	—	26,675	—	26,675
Total stockholders' equity	628,124	3,884,536	1,662,321	(5,520,182)	654,799
Total liabilities and stockholders' equity	$4,002,856	$4,718,957	$2,466,043	$(5,569,647)	$5,618,209

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$474,512	$246,695	$(2,610)	$718,597
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	203,925	152,443	(1,376)	354,992
Selling, general and administrative	—	100,496	59,835	(974)	159,357
Depreciation and amortization	—	12,405	13,214	—	25,619
Restructuring and other related charges	—	10,180	11	—	10,191
Total operating expenses	—	327,006	225,503	(2,350)	550,159
Operating income	—	147,506	21,192	(260)	168,438
Other income (expense):
Interest expense, net	(38,751)	3,564	192	—	(34,995)
Share of affiliates’ income	159,156	11,294	—	(170,450)	—
Miscellaneous, net	(277)	(880)	(593)	260	(1,490)
Total other income (expense)	120,128	13,978	(401)	(170,190)	(36,485)
Income from operations before income taxes	120,128	161,484	20,791	(170,450)	131,953
Income tax expense	(3,205)	(2,328)	(3,194)	—	(8,727)
Net income including noncontrolling interests	116,923	159,156	17,597	(170,450)	123,226
Net income attributable to noncontrolling interests	—	—	(6,303)	—	(6,303)
Net income attributable to AMC Networks’ stockholders	$116,923	$159,156	$11,294	$(170,450)	$116,923

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$485,737	$214,150	$(3,012)	$696,875
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	216,253	130,901	(756)	346,398
Selling, general and administrative	—	106,068	52,431	(2,257)	156,242
Depreciation and amortization	—	11,297	10,714	—	22,011
Impairment charges	—	—	4,486	—	4,486
Restructuring expense	—	2,275	864	—	3,139
Total operating expenses	—	335,893	199,396	(3,013)	532,276
Operating income	—	149,844	14,754	1	164,599
Other income (expense):
Interest expense, net	(38,316)	2,178	3,103	—	(33,035)
Share of affiliates’ income (loss)	187,659	37,704	—	(225,363)	—
Miscellaneous, net	(101)	213	28,651	(1)	28,762
Total other income (expense)	149,242	40,095	31,754	(225,364)	(4,273)
Income from operations before income taxes	149,242	189,939	46,508	(225,363)	160,326
Income tax expense	(37,985)	(2,280)	(3,401)	—	(43,666)
Net income including noncontrolling interests	111,257	187,659	43,107	(225,363)	116,660
Net income attributable to noncontrolling interests	—	—	(5,403)	—	(5,403)
Net income attributable to AMC Networks’ stockholders	$111,257	$187,659	$37,704	$(225,363)	$111,257

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,565,851	$720,274	$(11,008)	$2,275,117
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	657,992	426,308	(3,537)	1,080,763
Selling, general and administrative	—	321,524	191,005	(7,296)	505,233
Depreciation and amortization	—	37,529	38,039	—	75,568
Restructuring and other related charges	—	26,472	3,523	—	29,995
Total operating expenses	—	1,043,517	658,875	(10,833)	1,691,559
Operating income	—	522,334	61,399	(175)	583,558
Other income (expense):
Interest expense, net	(116,708)	10,470	827	—	(105,411)
Share of affiliates’ income	545,540	19,817	—	(565,357)	—
Miscellaneous, net	(417)	(71)	(16,659)	175	(16,972)
Total other income (expense)	428,415	30,216	(15,832)	(565,182)	(122,383)
Income from operations before income taxes	428,415	552,550	45,567	(565,357)	461,175
Income tax expense	(39,352)	(7,010)	(7,445)	—	(53,807)
Net income including noncontrolling interests	389,063	545,540	38,122	(565,357)	407,368
Net income attributable to noncontrolling interests	—	—	(18,305)	—	(18,305)
Net income attributable to AMC Networks’ stockholders	$389,063	$545,540	$19,817	$(565,357)	$389,063

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$1,609,916	$600,542	$(11,375)	$2,199,083
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	687,055	359,165	(2,648)	1,043,572
Selling, general and administrative	—	348,590	154,206	(8,729)	494,067
Depreciation and amortization	—	33,276	30,758	—	64,034
Impairment and related charges	—	—	4,486	—	4,486
Restructuring expense	—	2,275	864	—	3,139
Total operating expenses	—	1,071,196	549,479	(11,377)	1,609,298
Operating income	—	538,720	51,063	2	589,785
Other income (expense):
Interest expense, net	(113,057)	25,790	(12,887)	—	(100,154)
Share of affiliates’ income	607,374	51,010	—	(658,384)	—
Miscellaneous, net	(48)	(1,557)	32,596	(2)	30,989
Total other income (expense)	494,269	75,243	19,709	(658,386)	(69,165)
Income from operations before income taxes	494,269	613,963	70,772	(658,384)	520,620
Income tax expense	(119,961)	(6,589)	(6,542)	—	(133,092)
Net income including noncontrolling interests	374,308	607,374	64,230	(658,384)	387,528
Net income attributable to noncontrolling interests	—	—	(13,220)	—	(13,220)
Net income attributable to AMC Networks’ stockholders	$374,308	$607,374	$51,010	$(658,384)	$374,308

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interests	$116,923	$159,156	$17,597	$(170,450)	$123,226
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,281)	—	(33,281)	33,281	(33,281)
Unrealized loss on interest rate swaps	(187)	—	—	—	(187)
Other comprehensive (loss) income, before income taxes	(33,468)	—	(33,281)	33,281	(33,468)
Income tax benefit	335	—	—	—	335
Other comprehensive (loss) income, net of income taxes	(33,133)	—	(33,281)	33,281	(33,133)
Comprehensive income (loss)	83,790	159,156	(15,684)	(137,169)	90,093
Comprehensive income attributable to noncontrolling interests	—	—	(5,217)	—	(5,217)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$83,790	$159,156	$(20,901)	$(137,169)	$84,876

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$111,257	$187,659	$43,107	$(225,363)	$116,660
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,094)	—	(6,094)	6,094	(6,094)
Other comprehensive (loss) income, net of income taxes	(6,094)	—	(6,094)	6,094	(6,094)
Comprehensive income	105,163	187,659	37,013	(219,269)	110,566
Comprehensive income attributable to noncontrolling interests	—	—	(5,218)	—	(5,218)
Comprehensive income attributable to AMC Networks’ stockholders	$105,163	$187,659	$31,795	$(219,269)	$105,348

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$389,063	$545,540	$38,122	$(565,357)	$407,368
Other comprehensive income (loss):
Foreign currency translation adjustment	(38,490)	—	(38,490)	38,490	(38,490)
Unrealized loss on interest rate swaps	(2,076)	—	—	—	(2,076)
Other comprehensive loss, before income taxes	(40,566)	—	(38,490)	38,490	(40,566)
Income tax benefit	483	—	—	—	483
Other comprehensive loss, net of income taxes	(40,083)	—	(38,490)	38,490	(40,083)
Comprehensive income (loss)	348,980	545,540	(368)	(526,867)	367,285
Comprehensive income attributable to noncontrolling interests	—	—	(17,048)	—	(17,048)
Comprehensive income (loss) attributable to AMC Networks’ stockholders	$348,980	$545,540	$(17,416)	$(526,867)	$350,237

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$374,308	$607,374	$64,230	$(658,384)	$387,528
Other comprehensive income (loss):
Foreign currency translation adjustment	(32,679)	—	(32,679)	32,679	(32,679)
Other comprehensive (loss) income, net of income taxes	(32,679)	—	(32,679)	32,679	(32,679)
Comprehensive income	341,629	607,374	31,551	(625,705)	354,849
Comprehensive income attributable to noncontrolling interests	—	—	(11,954)	—	(11,954)
Comprehensive income attributable to AMC Networks’ stockholders	$341,629	$607,374	$19,597	$(625,705)	$342,895

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$183,552	$599,576	$199,082	$(581,813)	$400,397
Cash flows from investing activities:
Capital expenditures	—	(62,741)	(6,355)	—	(69,096)
Return of capital from investees	—	1,354	7,878	—	9,232
Increase (decrease) to investment in affiliates	(255,160)	(39,259)	—	294,419	—
Net cash (used in) provided by investing activities	(255,160)	(100,646)	1,523	294,419	(59,864)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	1,521	—	1,521
Repayment of long-term debt	(9,375)	—	(3,238)	—	(12,613)
Deemed repurchases of restricted stock units	(23,019)	—	—	—	(23,019)
Purchase of treasury stock	(70,598)	—	—	—	(70,598)
Proceeds from stock option exercises	4,630	—	—	—	4,630
Principal payments on finance lease obligations	—	(2,476)	(1,583)	—	(4,059)
Distributions to noncontrolling interests	—	—	(13,545)	—	(13,545)
Net cash used in financing activities	(98,362)	(2,476)	(16,845)	—	(117,683)
Net (decrease) increase in cash and cash equivalents from operations	(169,970)	496,454	183,760	(287,394)	222,850
Effect of exchange rate changes on cash and cash equivalents	170,286	(311,952)	(150,078)	287,394	(4,350)
Cash and cash equivalents at beginning of period	121	368,151	186,614	—	554,886
Cash and cash equivalents at end of period	$437	$552,653	$220,296	$—	$773,386

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$426,876	$1,180,996	$(477,659)	$(658,401)	$471,812
Cash flows from investing activities:
Capital expenditures	—	(51,695)	(9,079)	—	(60,774)
Return of capital from investees	—	—	523	—	523
Investment in investees	—	—	(90,080)	—	(90,080)
Payments for acquisition of a business, net of cash acquired	—	(675)	(34,879)	—	(35,554)
Increase (decrease) to investment in affiliates	(129,968)	(1,798,987)	1,040,871	888,084	—
Net cash (used in) provided by investing activities	(129,968)	(1,851,357)	907,356	888,084	(185,885)
Cash flows from financing activities:
Deemed repurchases of restricted stock units	(15,734)	—	—	—	(15,734)
Purchase of treasury stock	(267,400)	—	—	—	(267,400)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(2,223)	(1,655)	—	(3,878)
Distributions to noncontrolling interests	—	—	(9,333)	—	(9,333)
Net cash used in financing activities	(278,817)	(2,223)	(10,988)	—	(292,028)
Net (decrease) increase in cash and cash equivalents from operations	18,091	(672,584)	418,709	229,683	(6,101)
Effect of exchange rate changes on cash and cash equivalents	6,716	641,460	(406,458)	(229,683)	12,035
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$25,127	$360,124	$179,466	$—	$564,717

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management's Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues;
•market demand, including changes in viewer consumption patterns, for our programming networks, our subscription streaming services, our programming, and our production services;
•demand for advertising inventory and our ability to deliver guaranteed viewer ratings;
•the highly competitive nature of the cable, telecommunications and programming industries;
•our ability to maintain and renew distribution or affiliation agreements with distributors;
•the cost of, and our ability to obtain or produce, desirable programming content for our networks, other forms of distribution, including digital and licensing in international markets, as well as our independent film distribution businesses;
•market demand for our owned original programming and our independent film content;
•changes in consumer demand for our comedy venues;
•the security of our program rights and other electronic data;
•the loss of any of our key personnel and artistic talent;
•changes in domestic and foreign laws or regulations under which we operate;
•economic and business conditions and industry trends in the countries in which we operate;
•fluctuations in currency exchange rates and interest rates;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate, including the impact of the Tax Cuts and Jobs Act and the Bipartisan Budget Act of 2018;
•the impact of new and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the E.U. General Data Protection Regulation;
•the impact of Brexit, particularly in the event of the U.K.'s departure from the E.U. without an agreement on terms;
•our substantial debt and high leverage;
•reduced access to capital markets or significant increases in costs to borrow;
•the level of our expenses;
•the level of our capital expenditures;
•future acquisitions and dispositions of assets;
•our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire;
•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;
•uncertainties regarding the financial results of equity method investees, issuers of our investments in marketable equity securities and non-marketable equity securities and changes in the nature of key strategic relationships with partners and joint ventures;
•the outcome of litigation and other proceedings;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•other risks and uncertainties inherent in our programming businesses;
•financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•the factors described under Item 1A, "Risk Factors" in our 2018 Annual Report on Form 10-K (the "2018 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2019, as well as an analysis of our cash flows for the nine months ended September 30, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2019 as compared to December 31, 2018.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2018.
Business Overview
We manage our business through the following two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Principally includes AMC Networks International (AMCNI), the Company's international programming businesses consisting of a portfolio of channels around the world; Global Direct to Consumer consisting of the Company's subscription streaming services Acorn TV, Shudder, Sundance Now and UMC (Urban Movie Channel); Levity Entertainment Group, our production services and comedy venues company; and IFC Films, the Company's independent film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net
National Networks	$558,992	$560,321	$1,779,850	$1,820,638
International and Other	182,839	151,772	533,454	409,873
Inter-segment eliminations	(23,234)	(15,218)	(38,187)	(31,428)
Consolidated revenues, net	$718,597	$696,875	$2,275,117	$2,199,083
Operating income (loss)
National Networks	$182,479	$188,107	$648,180	$647,965
International and Other	(11,501)	(16,749)	(52,532)	(44,899)
Inter-segment eliminations	(2,540)	(6,759)	(12,090)	(13,281)
Consolidated operating income	$168,438	$164,599	$583,558	$589,785
AOI
National Networks	$208,410	$210,417	$721,569	$715,970
International and Other	13,465	7,511	35,237	10,761
Inter-segment eliminations	(2,540)	(6,759)	(12,786)	(13,281)
Consolidated AOI	$219,335	$211,169	$744,020	$713,450
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income	$168,438	$164,599	$583,558	$589,785
Share-based compensation expense	13,841	16,934	50,465	52,006
Restructuring and other related charges	10,191	3,139	29,995	3,139
Impairment and related charges	—	4,486	—	4,486
Depreciation and amortization	25,619	22,011	75,568	64,034
Majority-owned equity investees AOI	1,246	—	4,434	—
AOI	$219,335	$211,169	$744,020	$713,450

Items Impacting Comparability
RLJ Entertainment, Inc.
In October 2018, we acquired a controlling interest in RLJ Entertainment, Inc. ("RLJE"), a premium subscription streaming services company that operates Acorn TV and UMC (Urban Movie Channel). The operating results of RLJE are included in our International and Other segment in the consolidated statements of income from the acquisition date through September 30, 2019.
Levity Entertainment Group LLC
In April 2018, we acquired a controlling interest in Levity Entertainment Group LLC ("Levity"), a production services and comedy venues company. The operating results of Levity are included in our International and Other segment in the consolidated statements of income from the acquisition date through September 30, 2019.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs, included in technical and operating expense, were $1.3 million and $11.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Program rights write-offs, included in technical and operating expense, were $14.7 million and $19.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, Global Direct to Consumer, Levity, and IFC Films.

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our subscription streaming services Acorn TV, Shudder, Sundance Now and UMC (Urban Movie Channel) from our Global Direct to Consumer business, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$718,597	100.0%	$696,875	100.0%	$21,722	3.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	354,992	49.4	346,398	49.7	8,594	2.5
Selling, general and administrative	159,357	22.2	156,242	22.4	3,115	2.0
Depreciation and amortization	25,619	3.6	22,011	3.2	3,608	16.4
Impairment and related charges	—	—	4,486	0.6	(4,486)	n/m
Restructuring and other related charges	10,191	1.4	3,139	0.5	7,052	n/m
Total operating expenses	550,159	76.6	532,276	76.4	17,883	3.4
Operating income	168,438	23.4	164,599	23.6	3,839	2.3
Other income (expense):
Interest expense, net	(34,995)	(4.9)	(33,035)	(4.7)	(1,960)	5.9
Miscellaneous, net	(1,490)	(0.2)	28,762	4.1	(30,252)	(105.2)
Total other income (expense)	(36,485)	(5.1)	(4,273)	(0.6)	(32,212)	753.8
Net income from operations before income taxes	131,953	18.4	160,326	23.0	(28,373)	(17.7)
Income tax expense	(8,727)	(1.2)	(43,666)	(6.3)	34,939	(80.0)
Net income including noncontrolling interests	123,226	17.1	116,660	16.7	6,566	5.6
Net income attributable to noncontrolling interests	(6,303)	(0.9)	(5,403)	(0.8)	(900)	16.7%
Net income attributable to AMC Networks' stockholders	$116,923	16.3%	$111,257	16.0%	$5,666	5.1%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$558,992	100.0%	$560,321	100.0%	$(1,329)	(0.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	260,400	46.6	256,797	45.8	3,603	1.4
Selling, general and administrative	101,866	18.2	106,967	19.1	(5,101)	(4.8)
Depreciation and amortization	8,048	1.4	8,450	1.5	(402)	(4.8)
Restructuring and other related charges	6,199	1.1	—	—	6,199	n/m
Operating income	$182,479	32.6%	$188,107	33.6%	$(5,628)	(3.0)%
Share-based compensation expense	11,684	2.1	13,860	2.5	(2,176)	(15.7)
Restructuring and other related charges	6,199	1.1	—	—	6,199	n/m
Depreciation and amortization	8,048	1.4	8,450	1.5	(402)	(4.8)
AOI	$208,410	37.3%	$210,417	37.6%	$(2,007)	(1.0)%

International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$182,839	100.0%	$151,772	100.0%	$31,067	20.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	115,250	63.0	98,045	64.6	17,205	17.5
Selling, general and administrative	57,527	31.5	49,290	32.5	8,237	16.7
Depreciation and amortization	17,571	9.6	13,561	8.9	4,010	29.6
Impairment and related charges	—	—	4,486	3.0	(4,486)	n/m
Restructuring and other related charges	3,992	2.2	3,139	2.1	853	n/m
Operating loss	$(11,501)	(6.3)%	$(16,749)	(11.0)%	$5,248	(31.3)%
Share-based compensation expense	2,157	1.2	3,074	2.0	(917)	(29.8)
Restructuring and other related charges	3,992	2.2	3,139	2.1	853	n/m
Impairment and related charges	—	—	4,486	3.0	(4,486)	n/m
Depreciation and amortization	17,571	9.6	13,561	8.9	4,010	29.6
Majority-owned equity investees AOI	1,246	0.7	—	—	1,246	n/m
AOI	$13,465	7.4%	$7,511	4.9%	$5,954	79.3%

Revenues, net
Revenues, net increased $21.7 million to $718.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$558,992	77.8%	$560,321	80.4%	$(1,329)	(0.2)%
International and Other	182,839	25.4	151,772	21.8	31,067	20.5
Inter-segment eliminations	(23,234)	(3.2)	(15,218)	(2.2)	(8,016)	52.7
Consolidated revenues, net	$718,597	100.0%	$696,875	100.0%	$21,722	3.1%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$194,452	34.8%	$199,714	35.6%	$(5,262)	(2.6)%
Distribution	364,540	65.2	360,607	64.4	3,933	1.1
	$558,992	100.0%	$560,321	100.0%	$(1,329)	(0.2)%
•The decrease of $5.3 million in advertising revenues was due to a decrease of $12.3 million at AMC due to lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at all of our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues increased $3.9 million due to an increase of $15.9 million in content licensing revenue, primarily at AMC, from digital and foreign distribution. Subscription revenues decreased $9.0 million as compared to the prior comparable period due to lower subscribers and the impact of an interpretation of a contractual provision in an affiliate agreement, partially offset by pricing. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$18,872	10.3%	$20,128	13.3%	$(1,256)	(6.2)%
Distribution	163,967	89.7	131,644	86.7	32,323	24.6
	$182,839	100.0%	$151,772	100.0%	$31,067	20.5%
Distribution revenues increased primarily due to a $31.1 million impact from the acquisition of RLJE, and a $7.1 million increase from our Shudder and Sundance Now subscription streaming services. Distribution revenue at AMCNI decreased $4.3 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $4.5 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $8.6 million to $355.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$260,400	$256,797	$3,603	1.4%
International and Other	115,250	98,045	17,205	17.5%
Inter-segment eliminations	(20,658)	(8,444)	(12,214)	144.6%
Total	$354,992	$346,398	$8,594	2.5%
Percentage of revenues, net	49.4%	49.7%
National Networks
The increase in technical and operating expense was due to an increase in program amortization of $22.3 million primarily attributable to the mix of original programming as compared to the prior comparable period, partially offset by a reduction in program amortization of $21.3 million attributable to the utilization of certain investment tax credits, which resulted in a net increase in program rights amortization expense of $1.0 million. In addition, other direct programming costs increased $2.6 million. Program rights amortization expense includes write-offs of $1.3 million for the three months ended September 30, 2019 as compared to program rights write-offs of $11.4 million for the three months ended September 30, 2018. Program write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense increased primarily due to a $18.4 million impact from the acquisition of RLJE. In addition, technical and operating expense increased $5.1 million at our Shudder and Sundance Now subscription streaming services. Technical and operating expense at AMCNI decreased $5.3 million, excluding the impact of foreign currency fluctuations, due to lower programming amortization. Foreign currency translation had a favorable impact to the change in technical and operating expense of $2.9 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $3.1 million to $159.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$101,866	$106,967	$(5,101)	(4.8)%
International and Other	57,527	49,290	8,237	16.7
Inter-segment eliminations	(36)	(15)	(21)	140.0
Total	$159,357	$156,242	$3,115	2.0%
Percentage of revenues, net	22.2%	22.4%
National Networks
Selling, general and administrative expense decreased $5.1 million principally as a result of a decrease in advertising and marketing spend related to the mix of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $8.2 million primarily due to the impact from the acquisition of RLJE. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $1.5 million.

Depreciation and amortization
Depreciation and amortization expense increased $3.6 million to $25.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$8,048	$8,450	$(402)	(4.8)%
International and Other	17,571	13,561	4,010	29.6
	$25,619	$22,011	$3,608	16.4%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $2.1 million impact from the acquisition of RLJE as well as an increase in depreciation expense of $1.6 million related to leasehold additions.
Restructuring and other related charges
Restructuring and other related charges of $10.2 million for the three months ended September 30, 2019 related to the management re-organization described below.
In September 2019, management commenced a restructuring initiative of our management team. In connection with this re-organization, a number of roles were eliminated to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $10.2 million, of which $6.2 million was attributable to the National Networks segment and $4.0 million was attributable to the International and Other segment. We expect additional restructuring charges in the fourth quarter of 2019.
Operating Income

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$182,479	$188,107	$(5,628)	(3.0)%
International and Other	(11,501)	(16,749)	5,248	(31.3)
Inter-segment Eliminations	(2,540)	(6,759)	4,219	(62.4)
	$168,438	$164,599	$3,839	2.3%
The decrease in operating income at the National Networks segment was primarily attributable to restructuring charges of $6.2 million, a decrease in revenue of $1.3 million and an increase in technical and operating expense of $3.6 million, partially offset by a decrease in selling, general and administrative expense of $5.1 million.
The decrease in operating losses at the International and Other segment was primarily attributable to an increase in operating income at AMCNI of $4.2 million, excluding the impact of foreign currency.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
Operating income	$168,438	$164,599	$3,839	2.3%
Share-based compensation expense	13,841	16,934	(3,093)	(18.3)
Restructuring and other related charges	10,191	3,139	7,052	n/m
Impairment and related charges	—	4,486	(4,486)	n/m
Depreciation and amortization	25,619	22,011	3,608	16.4
Majority-owned equity investees AOI	1,246	—	1,246	n/m
AOI	$219,335	$211,169	$8,166	3.9%

AOI increased $8.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$208,410	$210,417	$(2,007)	(1.0)%
International and Other	13,465	7,511	5,954	79.3
Inter-segment eliminations	(2,540)	(6,759)	4,219	(62.4)
AOI	$219,335	$211,169	$8,166	3.9%
National Networks AOI decreased principally due to a decrease in operating income.
International and Other AOI increased primarily due to an increase in operating income at AMCNI and an increase due to the impact of the acquisition of RLJE.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $2.0 million is primarily due to the impact of interest rate swap contracts as well as a decrease in interest income.
Miscellaneous, net
The increase in miscellaneous expense, net of $30.3 million was primarily related to the absence of $36.7 million of gains associated with the increase in the fair value of our investment in RLJE recorded for the three months ended September 30, 2018. In addition, miscellaneous expense, net decreased $3.1 million associated with increased earnings from equity method investees and $1.5 million due to a favorable variance in foreign currency transactions gains and losses.
Income tax expense
For the three months ended September 30, 2019, income tax expense was $8.7 million representing an effective tax rate of 7%. The effective tax rate differs from the federal statutory rate of 21% primarily due to a tax benefit of $13.6 million from foreign operations and a tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, partially offset by state and local income tax expense of $4.3 million and tax expense of $2.0 million resulting from a net increase in valuation allowances for foreign tax assets. The decrease in foreign operations is primarily due to a deferred tax benefit resulting from the reorganization of intellectual property amongst the Company's international subsidiaries.
For the three months ended September 30, 2018, income tax expense was $43.7 million representing an effective tax rate of 27%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign operations of $5.6 million and state and local income tax expense of $3.4 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,275,117	100.0%	$2,199,083	100.0%	$76,034	3.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,080,763	47.5	1,043,572	47.5	37,191	3.6
Selling, general and administrative	505,233	22.2	494,067	22.5	11,166	2.3
Depreciation and amortization	75,568	3.3	64,034	2.9	11,534	18.0
Impairment and related charges	—	—	4,486	0.2	(4,486)	(100.0)
Restructuring and other related charges	29,995	1.3	3,139	0.1	26,856	n/m
Total operating expenses	1,691,559	74.4	1,609,298	73.2	82,261	5.1
Operating income	583,558	25.6	589,785	26.8	(6,227)	(1.1)
Other income (expense):
Interest expense, net	(105,411)	(4.6)	(100,154)	(4.6)	(5,257)	5.2
Miscellaneous, net	(16,972)	(0.7)	30,989	1.4	(47,961)	(154.8)
Total other income (expense)	(122,383)	(5.4)	(69,165)	(3.1)	(53,218)	76.9
Net income from operations before income taxes	461,175	20.3	520,620	23.7	(59,445)	(11.4)
Income tax expense	(53,807)	(2.4)	(133,092)	(6.1)	79,285	(59.6)
Net income including noncontrolling interests	407,368	17.9	387,528	17.6	19,840	5.1
Net income attributable to noncontrolling interests	(18,305)	(0.8)	(13,220)	(0.6)	(5,085)	38.5
Net income attributable to AMC Networks' stockholders	$389,063	17.1%	$374,308	17.0%	$14,755	3.9%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,779,850	100.0%	$1,820,638	100.0%	$(40,788)	(2.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	770,807	43.3	791,910	43.5	(21,103)	(2.7)
Selling, general and administrative	329,248	18.5	355,405	19.5	(26,157)	(7.4)
Depreciation and amortization	24,839	1.4	25,358	1.4	(519)	(2.0)
Restructuring and other related charges	6,776	0.4	—	—	6,776	n/m
Operating income	$648,180	36.4%	$647,965	35.6%	$215	—%
Share-based compensation expense	41,774	2.3	42,647	2.3	(873)	(2.0)
Restructuring and other related charges	6,776	0.4	—	—	6,776	n/m
Depreciation and amortization	24,839	1.4	25,358	1.4	(519)	(2.0)
AOI	$721,569	40.5%	$715,970	39.3%	$5,599	0.8%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$533,454	100.0%	$409,873	100.0%	$123,581	30.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	335,244	62.8	269,739	65.8	65,505	24.3
Selling, general and administrative	176,098	33.0	138,732	33.8	37,366	26.9
Depreciation and amortization	50,729	9.5	38,676	9.4	12,053	31.2
Impairment and related charges	—	—	4,486	1.1	(4,486)	(100.0)
Restructuring and other related charges	23,915	4.5	3,139	0.8	20,776	n/m
Operating loss	$(52,532)	(9.8)%	$(44,899)	(11.0)%	$(7,633)	17.0%
Share-based compensation expense	8,691	1.6	9,359	2.3	(668)	(7.1)
Restructuring and other related charges	23,915	4.5	3,139	0.8	20,776	n/m
Impairment and related charges	—	—	4,486	1.1	(4,486)	(100.0)
Depreciation and amortization	50,729	9.5	38,676	9.4	12,053	31.2
Majority-owned equity investees AOI	4,434	0.8	—	—	4,434	n/m
AOI	$35,237	6.6%	$10,761	2.6%	$24,476	227.5%

Revenues, net
Revenues, net increased $76.0 million to $2,275.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$1,779,850	78.3%	$1,820,638	82.8%	$(40,788)	(2.2)%
International and Other	533,454	23.4	409,873	18.6	123,581	30.2
Inter-segment eliminations	(38,187)	(1.7)	(31,428)	(1.4)	(6,759)	21.5
Consolidated revenues, net	$2,275,117	100.0%	$2,199,083	100.0%	$76,034	3.5%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$653,031	36.7%	$672,273	36.9%	$(19,242)	(2.9)%
Distribution	1,126,819	63.3	1,148,365	63.1	(21,546)	(1.9)
	$1,779,850	100.0%	$1,820,638	100.0%	$(40,788)	(2.2)%
•The decrease of $19.2 million in advertising revenues was driven by a decrease of $45.8 million at AMC due to lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at all of our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $21.5 million due to a decrease in content licensing revenues of $16.5 million derived from our original programming, primarily at AMC. Subscription revenues increased $5.1 million resulting from an increase in rates, partially offset by lower subscribers and the impact of an interpretation of a contractual provision in an affiliate agreement. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$63,613	11.9%	$66,071	16.1%	$(2,458)	(3.7)%
Distribution	469,841	88.1	343,802	83.9	126,039	36.7
	$533,454	100.0%	$409,873	100.0%	$123,581	30.2%
The decrease of $2.5 million in advertising revenues was due to the unfavorable impact of foreign currency translation of $4.6 million, partially offset by an increase in demand in certain international markets. Distribution revenues increased primarily due to a $134.9 million impact from the acquisitions of Levity and RLJE. In addition, distribution revenues increased $16.7 million from our Shudder and Sundance Now subscription streaming services. Distribution revenue at AMCNI decreased $10.4 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $13.6 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $37.2 million to $1,080.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$770,807	$791,910	$(21,103)	(2.7)%
International and Other	335,244	269,739	65,505	24.3
Inter-segment eliminations	(25,288)	(18,077)	(7,211)	39.9
Total	$1,080,763	$1,043,572	$37,191	3.6%
Percentage of revenues, net	47.5%	47.5%
National Networks
The decrease in technical and operating expense was due to a decrease of $24.2 million in other direct programming expense attributable to lower personnel and production related costs, partially offset by an increase in program amortization of $24.4 million primarily attributable to the mix of original programming as compared to the prior comparable period, partially offset by a reduction in program amortization of $21.3 million attributable to the utilization of certain investment tax credits, which resulted in a net increase in program rights amortization expense of $3.1 million. Program rights amortization expense includes write-offs of $14.7 million for the nine months ended September 30, 2019 as compared to program rights write-offs of $19.8 million for the nine months ended September 30, 2018. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense increased due to a $80.7 million impact from the acquisitions of Levity and RLJE. In addition, technical and operating expense increased $12.1 million at our Shudder and Sundance Now subscription streaming services. Technical and operating expense at AMCNI decreased $16.2 million, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in technical and operating expense of $11.5 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $11.2 million to $505.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$329,248	$355,405	$(26,157)	(7.4)%
International and Other	176,098	138,732	37,366	26.9
Inter-segment eliminations	(113)	(70)	(43)	61.4
Total	$505,233	$494,067	$11,166	2.3%
Percentage of revenues, net	22.2%	22.5%
National Networks
Selling, general and administrative expense decreased $26.2 million principally as a result of a $22.9 million decrease in advertising and marketing spend related to the mix of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $37.4 million primarily due to a $50.2 million impact from the acquisitions of Levity and RLJE, partially offset by a decrease of $7.3 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $5.8 million.
Depreciation and amortization
Depreciation and amortization expense increased $11.5 million to $75.6 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$24,839	$25,358	$(519)	(2.0)%
International and Other	50,729	38,676	12,053	31.2
	$75,568	$64,034	$11,534	18.0%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $8.2 million impact from the acquisitions of Levity and RLJE as well as an increase in depreciation expense of $5.1 million related to leasehold additions.
Restructuring and other related charges
Restructuring and other related charges of $30.0 million for the nine months ended September 30, 2019 related to the management and direct to consumer organizational changes described below. In connection with each of the restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In September 2019, management commenced a restructuring initiative of our management team. As a result, we incurred restructuring charges of $10.2 million, of which $6.2 million was attributable to the National Networks segment and $4.0 million was attributable to the International and Other segment. We expect additional restructuring charges in the fourth quarter of 2019.
In May 2019, management commenced a restructuring initiative of our owned subscription streaming services. The restructuring combined our owned subscription streaming services under one management team. As a result, we incurred restructuring charges of $1.3 million related to severance and other personnel related costs.
In connection with the management changes in the direct to consumer business, we implemented changes to our strategy for our owned subscription streaming services, including programming that will no longer be made available. As a result, we incurred other charges of $13.0 million related to the write-off of programming associated with the direct to consumer reorganization and change in strategy.
In connection with the restructuring activities previously announced in 2018, we incurred additional severance and other personnel related costs of $5.5 million for the nine months ended September 30, 2019.
Operating Income

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$648,180	$647,965	$215	—%
International and Other	(52,532)	(44,899)	(7,633)	17.0
Inter-segment Eliminations	(12,090)	(13,281)	1,191	n/m
	$583,558	$589,785	$(6,227)	(1.1)%
Operating income at the National Networks segment was flat as compared to the prior comparable period primarily due to a decrease in revenues mitigated by a decrease in operating expenses.
The increase in operating losses at the International and Other segment was primarily attributable an increase in restructuring and other related charges of $20.8 million, primarily associated with the direct to consumer reorganization, partially offset by an increase in operating income at AMCNI of $14.7 million, excluding the impact of foreign currency.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
Operating income	$583,558	$589,785	$(6,227)	(1.1)%
Share-based compensation expense	50,465	52,006	(1,541)	(3.0)
Restructuring and other related charges	29,995	3,139	26,856	n/m
Impairment and related charges	—	4,486	(4,486)	n/m
Depreciation and amortization	75,568	64,034	11,534	18.0
Majority-owned equity investees AOI	4,434	—	4,434	n/m
AOI	$744,020	$713,450	$30,570	4.3%
AOI increased $30.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ change	% change
National Networks	$721,569	$715,970	$5,599	0.8%
International and Other	35,237	10,761	24,476	227.5
Inter-segment eliminations	(12,786)	(13,281)	495	(3.7)
AOI	$744,020	$713,450	$30,570	4.3%
National Networks AOI increased principally due to an increase in restructuring and other related charges of $6.8 million.
International and Other AOI increased primarily due to an increase of $14.9 million at AMCNI, excluding the impact of foreign currency, an increase of $4.4 million related to the AOI of majority-owned equity method investees, and an increase due to the impact of the acquisitions of Levity and RLJE.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The increase in interest expense, net of $5.3 million is driven by a $4.8 million increase in interest expense driven by a higher variable interest rate on our term loan as well as a decrease in interest income of $1.9 million.
Miscellaneous, net
The increase in miscellaneous expense, net of $48.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily driven by the absence of $50.7 million of gains associated with the increase in fair value of our investment in RLJE recorded for the nine months ended September 30, 2018. Miscellaneous expense, net also decreased $6.6 million associated with increased earnings from equity method investees and $4.1 million due to a favorable variance in foreign currency transactions gains and losses, partially offset by an increase related to impairment charges for the partial write-down of certain of our non-marketable equity securities and a note receivable.
Income tax expense
For the nine months ended September 30, 2019, income tax expense was $53.8 million representing an effective tax rate of 12%. The effective tax rate differs from the federal statutory rate of 21% primarily due to a tax benefit of $21.5 million resulting from a net decrease in valuation allowances for foreign tax assets, a tax benefit of $15.6 million from foreign operations, a tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, and a tax benefit of $5.6 million relating to uncertain tax positions (including accrued interest), partially offset by state and local income tax expense of $11.6 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards and the benefit of foreign operations is due to a deferred tax benefit resulting from the reorganization of intellectual property amongst the Company's international subsidiaries. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended September 30, 2019, the Company repurchased 0.2 million shares of its Class A common stock at an average purchase price of approximately $52.56 per share. As of September 30, 2019, the Company has $488.8 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
As of September 30, 2019, our consolidated cash and cash equivalents balance includes approximately $116.1 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at September 30, 2019. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2019.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30,:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$400,397	$471,812
Cash used in investing activities	(59,864)	(185,885)
Cash used in financing activities	(117,683)	(292,028)
Net increase (decrease) in cash and cash equivalents	222,850	(6,101)
Operating Activities
Net cash provided by operating activities amounted to $400.4 million for the nine months ended September 30, 2019 as compared to $471.8 million for the nine months ended September 30, 2018. Net cash provided by operating activities for the nine months ended September 30, 2019 primarily resulted from $1,214.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $676.7 million, an increase in prepaid expense and other assets of $121.4 million primarily related to an increase in long-term receivables and a decrease in accounts payable, accrued expenses and other liabilities of $22.5 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $8.5 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $59.9 million and $185.9 million, respectively. For the nine months ended September 30, 2019, cash used in investing activities included capital expenditures of $69.1 million, partially offset by a return of capital from investees of $9.2 million. For the nine months ended September 30, 2018, cash used in investing activities included investments of $90.1 million, capital expenditures of $60.8 million, and payments for acquisitions, net of cash acquired of $35.6 million.
Financing Activities
Net cash used in financing activities amounted to $117.7 million for the nine months ended September 30, 2019 and primarily consisted of purchases of our common stock of $70.6 million, taxes paid in lieu of shares issued for equity-based compensation of $23.0 million, distributions to noncontrolling interests of $13.5 million, and net payments on debt and finance leases of $15.2 million, partially offset by proceeds from stock option exercises of $4.6 million.
Net cash used in financing activities amounted to $292.0 million for the nine months ended September 30, 2018 and primarily consisted of purchases of our common stock of $267.4 million under our Stock Repurchase, taxes paid in lieu of shares issued for equity-based compensation of $15.7 million, distributions to noncontrolling interests of $9.3 million, and principal payments on capital leases of $3.9 million, partially offset by proceeds from stock option exercises of $4.3 million.
Contractual Obligations
As of September 30, 2019, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $259.2 million, as compared to December 31, 2018, to $864.6 million. The decrease relates to the adoption of the new lease standard requiring the recognition of operating leases on the balance sheet rather than disclosed as contractual obligations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2019, the carrying value of our fixed rate debt of $2.37 billion was less than its fair value of $2.46 billion by approximately $88.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2019 would increase the estimated fair value of our fixed rate debt by approximately $55.2 million to approximately $2.5 billion.
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
As of September 30, 2019, we had $3.1 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair value of interest rate swap contracts at September 30, 2019 was a net liability of $2.4 million. As a result of these transactions, the interest rate paid on approximately 80% of our debt (excluding finance leases) as of September 30, 2019 is effectively fixed (76% being fixed rate obligations and 4% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2019 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $1.2 million gain and $0.5 million loss net, for the three and nine months ended September 30, 2019, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2019, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended September 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	172,265	$52.39	172,265	491,944,957
August 1, 2019 to August 31, 2019	59,045	$53.06	59,045	488,811,793
September 1, 2019 to September 30, 2019	—	$—	—	488,811,793
Total	231,310	$52.56	231,310

Item 6. Exhibits.
(a)Index to Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	October 31, 2019	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer