Form 10-K
period 2019-12-31
AMC Networks Inc.
filed 2020-02-27
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2.3 billion.
The number of shares of common stock outstanding as of February 14, 2020:

Class A Common Stock par value $0.01 per share	44,078,364
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the impact of new and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the European Union's General Data Protection Regulation ("GDPR");
•the impact of Brexit;
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
OVERVIEW
AMC Networks is a global entertainment company known for its groundbreaking and award-winning original content. We own and operate a suite of focused and targeted video entertainment products that are delivered to viewers on an ever-expanding array of platforms. These include: our linear TV channels carried by traditional and virtual multi-channel video programming (MVPD) distributors; our targeted subscription video on demand (SVOD) services; our digital platforms; and on various social media platforms.
We operate several of the most recognized brands in entertainment, creating and presenting high quality content and compelling stories to audiences, and a valuable platform for distributors and advertisers. We have operated in the entertainment industry for more than 30 years, and, over this time, we have continually enhanced the value of our portfolio. Our content spans multiple genres, including drama, comedy, documentary, reality, anthology, feature film and short form and is well known and well regarded by our key constituents — our viewers, distributors and advertisers — and have developed strong, dedicated followings within their respective targeted demographics, increasing their value to distributors and advertisers.
In the United States ("U.S."), our programming networks are AMC, WE tv, BBC AMERICA (operated through a joint venture with BBC Studios), IFC and SundanceTV. Our deep and established presence in the industry and the recognition we have received for our brands through industry awards, critical acclaim and other honors lend us a high degree of credibility with content creators and producers, providing us with strong relationships with top creators and demand for our owned programming for distribution on third-party platforms. Our networks are distributed primarily through MVPDs and are available on every major U.S. distribution platform. Through our AMC Studios operation, we are increasingly owning our original programming. Today, through AMC Studios, we own and control a significant portion of the original scripted series that we deliver to viewers on our linear and streaming platforms.
Our ability to produce and own high quality content has provided us with the opportunity to distribute our owned content on platforms other than our domestic networks. Our owned content as well as the content that we license is distributed domestically and internationally and on multiple platforms, including linear television, company-owned and third-party SVOD services, digital services, home video and syndication.
We also own and operate four targeted SVOD services that offer curated content destinations that provide unique viewership experiences for distinct audiences. The four services are: Acorn TV, our largest SVOD service, specializing in world-class mysteries and drama from Britain and beyond; Shudder, serving fans of horror and suspense; Sundance Now, featuring mysteries, prestige drama and true crime; and Urban Movie Channel (UMC), the first streaming destination dedicated to black audiences, featuring the best in black TV and film.
While we primarily license content for these services, we continue to increasingly invest in producing original programming, which is contributing to strong growth and a stable user base.
In addition, we created AMC Premiere, an upgrade for viewers who want a premium AMC experience. A first-of-its-kind offering for viewers who receive AMC as part of their MVPD subscription package, AMC Premiere provides commercial-free viewing of in-season original AMC series, as well as exclusive and first-look content, extended episodes, curated movies, the ability to binge certain shows ahead of linear viewers, and other benefits.
Internationally, we deliver programming that reaches subscribers in more than 125 countries and territories around the world. The international division of the Company, AMC Networks International ("AMCNI"), consists of global brands, including AMC and SundanceTV, in the movie and entertainment programming genres, as well as popular, locally recognized channels in several other programming genres.

AMC Networks also operates IFC Films, a film distribution business that distributes independent narrative and documentary films under the IFC Films label as well as the IFC Midnight distribution label. IFC Films is known for attracting high-profile talent and distributing films that regularly garner critical acclaim and industry honors, including numerous Oscar, Golden Globe, and Cannes Film Festival-award winning titles. IFC Films also operates IFC Films Unlimited, a subscription video on demand streaming channel comprised of theatrically-released and award-winning titles from its distribution labels. IFC Films has been behind some of the most culturally impactful and successful independent film and documentary releases of all time, and IFC Films Unlimited includes a broad range of titles, from IFC Films “classics” like Y Tu Mama Tambien and The Thin Blue Line to The Trip and Oscar-nominated films 45 Years and Two Days, One Night, documentaries including the Oscar-nominated How To Survive A Plague and Joan Rivers: A Piece Of Work, as well as genre films The Babadook and Room 237.
Bringing together a broad collection of films that span across labels and genres, IFC Films Unlimited is a general entertainment SVOD destination for specialty film fans. It is currently available in North America on Amazon Prime Video Channels and Apple TV Channels.
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
Continued Development of High-Quality Original Programming. We intend to continue developing strong original programming across all of our programming networks to further enhance our brands, strengthen our relationships with our viewers, distributors and advertisers, and increase distribution and audience ratings. We intend to seek increased distribution of our national networks to grow distribution and advertising revenues. We believe that our continued investment in original programming will support future growth in distribution and advertising revenue. We also intend to continue to expand the exploitation of our original programming across multiple distribution platforms.
Increased Ownership and Control of Content and Valuable IP. We believe that control (including long-term contractual arrangements) and ownership of content is important. Through our AMC Studios operation, we intend to increase our control over more of our programming content. We currently control, own or have long-term license agreements covering significant portions of our content across our programming networks, our SVOD services, and our independent film distribution business operated by IFC Films. We intend to continue to focus on obtaining the broadest possible control rights (both as to territory and platforms) for our content.
Develop and Grow New Targeted Direct-to-Consumer Offerings and Brands. We have been focused on creating and growing targeted SVOD services for several years. As the market for this category evolves, consumers are increasingly complementing their general entertainment subscriptions with our targeted SVOD services. Our targeted SVOD strategy is to serve distinct premium audiences and build loyal and engaged fan communities around each service. Financially, our offerings are attractive, with a large subscriber market for each service.
Innovation in Content, Format, Distribution, and New Products. The technological landscape of the distribution of entertainment content has expanded to include other media platforms. We distribute our content across many of these platforms, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on various platforms permitting subscribers to access programs at their convenience. We also make select content available on SVOD services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
Growth and Innovation in Advertising. We continue to evolve the programming on each of our networks to achieve even stronger viewer engagement within their respective core targeted demographics, thereby increasing the value of our programming to advertisers and allowing us to obtain higher advertising rates.
We are also creating new opportunities for brands to leverage the strength of our content and our large and passionate fan communities on social platforms as well as through on-the-ground live events. These opportunities are rooted in our strong content and proven ability to build vibrant, large and engaged fan communities around our shows and franchises.
In addition, we are embracing many new opportunities the evolving advertising space presents, including the potential of advertising video on demand (AVOD). We have made significant investments in advanced advertising technologies such as our proprietary targeting tool called Aurora. In what has been a multi-year effort for us, we have been building tools and staffing up as we develop data and analytics for our proprietary tools. We have seen the number of advertisers utilizing these tools increase and our targeted audience ad sales have grown as a result. In addition to our own initiatives, we are also participating in broader industry efforts, such as Project OAR, a consortium focused on bringing addressable advertising to smart TVs. Our products enhance our value to advertisers through better targeting, data and measurement and we believe they will improve our overall business in the mid and long term.
Increased Global Distribution. We distribute our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and in Europe of SundanceTV (in 2010) and AMC (in 2014). One or more of AMC Networks International's channels are available in more than 125 countries and territories worldwide.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include fees paid by distributors to carry our programming networks, revenue earned from the licensing of original programming and subscription fees paid for our SVOD services. In 2019, distribution revenues and advertising sales accounted for 68% and 32% of our consolidated revenues, net, respectively. For the year ended December 31, 2019, one customer in our National Networks segment, AT&T Inc., accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Subscription revenue: Our programming networks are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors") pursuant to agreements with the distributors. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. These agreements also give us the right to sell a specific amount of advertising time on our programming networks. Our programming networks' existing distribution agreements expire at various dates through 2026. For our targeted SVOD services, we earn monthly fees as the streaming service is provided to our customers.
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
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are generally represented by third-party sales agents.
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
Original Programming
Through our AMC Studios operation, we increasingly produce and own more of our original programming, primarily for our programming networks and also for license to third parties worldwide. Decisions as to how to distribute programming are made on the basis of a variety of factors including the relative value of any particular alternative.
We also contract with some of the industry's leading production companies to produce original programming that appears on our programming networks. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. The license agreements are typically of multi-season duration and provide us with a right of first negotiation or a right of first refusal on the renewal of the license for additional programming seasons.
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
SEGMENTS
We manage our business through the following two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV and also include our AMC Premiere service. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMCNI, our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD consisting of our targeted subscription streaming services: Acorn TV, Shudder, Sundance Now, and UMC; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.
For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 24 to the accompanying consolidated financial statements.

National Networks
•AMC reached approximately 85 million Nielsen subscribers and had distribution agreements with all major U.S. and Canada distributors as of December 31, 2019.
•AMC is home to some of the most popular and acclaimed programs on television. The network helped usher in what is commonly referred to as a new “Golden Age of Television,” with its debut of Mad Men in 2007 and Breaking Bad in 2008. With Mad Men, AMC became the first basic cable network to ever win the Emmy® Award for Outstanding Drama Series in 2008 after which it won the coveted award another four years in a row. Subsequently, AMC’s Breaking Bad won this Emmy® Award in 2013 and 2014. Both series are among the most critically acclaimed and awarded series in the history of television.
•The network created AMC Premiere for viewers who want a premium AMC experience. AMC Premiere provides commercial-free viewing of in-season original AMC series, such as The Walking Dead and Preacher, as well as exclusive and first-look content, extended episodes, curated movies, the ability to binge certain shows ahead of linear viewers, and other benefits. AMC Premiere was first launched to Comcast's Xfinity TV customers in 2017 and has since expanded availability to YouTube TV and fuboTV subscribers, as well as making the upgrade available to viewers on AMC owned and operated digital platforms.
•AMC's current slate of programming has a range of popular and critically-lauded series including The Walking Dead, the highest-rated series in cable history, Better Call Saul, Fear the Walking Dead, and NOS4A2. Upcoming series for AMC include anthology series Dispatches From Elsewhere, created by and starring Jason Segel, along with The Walking Dead: World Beyond, a new third series in The Walking Dead Universe, and the upcoming limited series, international co-production, Quiz. AMC is also home to original unscripted shows including Talking Dead and Ride with Norman Reedus and has a year-round documentary series "AMC Visionaries," partnering with prolific artists to unveil the untold stories and fascinating histories of pop culture genres from the masters themselves. The first four installments are Robert Kirkman's Secret History of Comics, James Cameron's Story Of Science Fiction, Eli Roth’s History of Horror, and Hip Hop: The Songs That Shook America from executive producers Ahmir “Questlove” Thompson and Tariq “Black Thought” Trotter.
•AMC is in production on a new, yet-to-be titled original anthology drama created by Emmy-Award winning writers Will Bridges and Brett Goldstein to premiere in 2020. The network also recently greenlit two new series, 61st Street, from BAFTA-winner Peter Moffat and executive produced by Michael B. Jordan, and Kevin Can F**k Himself, from creator Valerie Armstrong and executive producers, Rashida Jones and Will McCormack, as well as Craig DiGregorio. AMC and The Walking Dead Chief Content Officer Scott Gimple have continued developing projects for The Walking Dead Universe, including the first in a series of AMC Studios Original Films, starring Andrew Lincoln, which continue the story of Rick Grimes. As part of Gimple’s multi-year plan for The Walking Dead Universe, there are other projects currently in development, including additional films, specials, series, digital content and more.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.

•WE tv reached approximately 78 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2019.
•WE tv connects audiences with reality content that is authentic and relatable with compelling unscripted shows.

•WE tv is available across all platforms: on TV, online, on demand, and social media, embracing how today's digitally-savvy, socially-engaged audiences connect through content, using it as a catalyst to drive conversation and build community.
•Driven by unscripted originals, WE tv continues to grow its target audience, fueled by its popular slate of fresh and modern original series including its popular franchises Love After Lockup, Growing Up Hip Hop, and Marriage Boot Camp: Reality Stars, as well as Thursday night phenomenon Braxton Family Values, and cult favorite Bridezillas, which has helped to cement the network's position as the #1 U.S. cable network for African-American women on Thursday and Friday nights. WE tv’s reality series include Love After Lockup as well as the spinoff Love After Lockup: Life After Lockup, with both shows averaging more than a million viewers in Nielsen Live + 3 ratings.
•Additionally, WE tv's programming includes series such as CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.

•A joint venture between AMC Networks and BBC Studios (the commercial arm of the BBC), BBC AMERICA reached approximately 77 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2019.
•The network has attracted wide critical acclaim for its influential series, including its Peabody Award-winning original series Killing Eve. Created by multi-award winner Phoebe Waller-Bridge (Fleabag), the series stars Sandra Oh, who won the Golden Globe and Critics' Choice Award for Best Actress in a Drama Series for her role as Eve, and co-star, Jodie Comer, who won a BAFTA Award and Emmy Award for her iconic portrayal of assassin Villanelle. Killing Eve finished its first season in 2018 with an unbroken record of weekly ratings growth in the key adults 25-54 and 18-49 demos. For its second season in 2019, the series averaged nearly 2 million viewers per episode. Season three is slated to return to BBC AMERICA in April 2020 and the series was recently renewed for a fourth season.
•BBC AMERICA is the definitive home and co-producer of the most iconic natural history programming from the BBC, including Planet Earth II, Blue Planet II, Dynasties, the Sir David Attenborough-narrated series Seven Worlds, One Planet, which marks the first time the story of earth’s seven continents has been told in a single series, as well as the return of the Emmy® winning series Frozen Planet II and Planet Earth III – all a part of the network’s new Saturday nature television destination, Wonderstruck, which transforms the network every Saturday into a 24-hour destination for wildlife programming.
•BBCA’s shows such as Doctor Who, Orphan Black, Luther and Broadchurch have attracted broad critical acclaim. Its unscripted slate includes the iconic car show Top Gear, The Graham Norton Show and the world’s biggest darts championships. The network is currently in production on an upcoming series, The Watch, based on Sir Terry Pratchett’s “Discworld” novels, which have sold more than 90 million books worldwide.

•IFC reached approximately 71 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2019.
•IFC is the home of offbeat, unexpected comedies that are in keeping with the network's "Always On Slightly Off" brand, which air alongside fan-favorite movies and comedic cult TV shows.
•Acclaimed series include the Emmy-nominated Documentary Now!, created by Seth Meyers, Bill Hader and Fred Armisen and executive produced by Lorne Michaels; Brockmire, starring Hank Azaria and Amanda Peet; all-female sketch comedy series Baroness von Sketch Show; the Critics' Choice Award-nominated Sherman’s Showcase, created by and starring Bashir Salahuddin and executive produced by John Legend’s Get Lifted Film Co. and RadicalMedia, and which earned a 100% Certified Fresh rating on Rotten Tomatoes and inclusion on numerous ‘Best of 2019’ lists. Upcoming series include international co-production Year of the Rabbit, starring

BAFTA winner Matt Berry. IFC is also the broadcast home of the Independent Spirit Awards, the first event to honor independent film exclusively and an annual celebration of the spirited pioneers who bring a unique vision to filmmaking.
•Additionally, through a minority ownership stake in Funny or Die, the two comedy brands created a night of short-form original comedy from a host of up-and-coming Funny or Die talent called FODTV that currently airs Saturday nights on IFC. IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

•SundanceTV reached approximately 67 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2019.
•SundanceTV has remained true to founder Robert Redford’s mission to celebrate creativity and distinctive storytelling through unique voices and narratives found in the best independent films since its launch in 1996. From delivering critically acclaimed Emmy®, Golden Globe® and Peabody Award-winning television featuring some of the world’s most talented creators and performers, to showcasing some of the most compelling and iconic films across genres and generations, SundanceTV is a smart and thought-provoking entertainment destination.
•Working with today's most innovative talent, SundanceTV attracts viewer and critical acclaim for its original scripted programming and true-crime documentaries, including the Peabody-award winning Rectify, Top of the Lake and second installment, Top of the Lake: China Girl, directed by Oscar-winning Jane Campion and starring Elisabeth Moss and Nicole Kidman; fan favorite Hap and Leonard; Liar, starring Golden Globe-winner and Emmy-nominated actress Joanne Froggatt (Downton Abbey); the Peabody and International Emmy-Award winning series Deutschland 83; original drama The Split with a female-led cast and crew from BAFTA and Primetime Emmy Award®-winning writer Abi Morgan and BAFTA-winning Executive Producer Jane Featherstone; and true-crime series, including Cold Blooded: The Clutter Family Murders from Academy Award® winning documentarian Joe Berlinger; Jonestown: Terror in the Jungle from Executive Producers Leonardo DiCaprio and Jennifer Davisson and Stephen David; as well as Ministry of Evil: The Twisted Cult of Tony Alamo from Emmy Award®-winners Fenton Bailey, Randy Barbato, and Peacock Productions; and The Preppie Murder with Emmy® Award- winner Robert Friedman's Bungalow Media + Entertainment and the original prosecutor in the case, Linda Fairstein.
•SundanceTV’s critically acclaimed short-form series State of the Union, written by Academy Award-nominated and BAFTA-winning writer Nick Hornby and directed by multi-award-winning film and TV director Stephen Frears. The series swept the 2019 Creative Arts Emmy Awards Short Form category, winning Outstanding Series, as well as Outstanding Actor and Actress for Chris O’Dowd and Rosamund Pike.
•AMC Studios is our in-house studio, production and distribution operation. AMC Studios launched in 2010 with its first series, The Walking Dead, the highest-rated series in cable history.
•Since then, AMC Studios has produced several critically acclaimed, award-winning and culturally distinctive originals for AMC, including scripted series: Fear the Walking Dead, The Terror anthology, Lodge 49, NOS4A2, TURN: Washington's Spies; Halt and Catch Fire; Into the Badlands; The Son; upcoming Dispatches From Elsewhere and the new anthology series from Will Bridges and Brett Goldstein, 61st Street, and Kevin Can F**k Himself; as well as unscripted series: Ride with Norman Reedus, Robert Kirkman's Secret History of Comics, James Cameron's Story Of Science Fiction, Eli Roth’s History of Horror, and Hip Hop: The Songs That Shook America.
•The Studio also produced BBC AMERICA’s Dirk Gently and SundanceTV’s Peabody Award-winning Rectify, original series Hap and Leonard, and unscripted series Cold Blooded: The Clutter Family Murders and The Preppy Murder: Death in Central Park.

AMC Networks Broadcasting & Technology

•AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, which primarily services most of the national programming networks of the Company.
•AMC Networks Broadcasting & Technology's operations are located in Bethpage, New York, where AMC Networks Broadcasting & Technology consolidates origination and satellite communications functions in a 67,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has 30 plus years of experience across its network services groups, including network origination, affiliate engineering, network transmission, traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.
International and Other
Our International and Other segment includes the operations of AMCNI, AMC Networks SVOD, IFC Films and Levity.
AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 125 countries and territories around the world, through operational centers in London, Madrid, Budapest, Miami and Buenos Aires.
•AMCNI consists of our premiere global brands, AMC and SundanceTV, as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres. Channels reaching different countries are programmed for local audiences, languages and markets.
•AMCNI also operates a number of joint venture partnerships and managed channel services as well as direct to consumer services. A joint venture with CBS Studios, delivers a portfolio of entertainment channels which is managed from London. A joint venture in Madrid with Hearst delivers The History Channel Iberia and with NOS in Portugal delivers Canal Hollywood, Canal Panda and Biggs.
•Highlights of the top four AMCNI locally recognized channels, in terms of subscribers, are detailed below:
•Elgourmet is a Latin American family oriented culinary channel with broad appeal across all ages and socioeconomic classes.
•The channel was launched over 20 years ago and has 200+ hours of original content featuring local and international talent.
•Elgourmet has won the Martin Fierro Award 14 times (granted by the Association of Argentine Television and Radio Journalists) and has won the Taste Award with Abuelita linda as best Latin American Series.

•Our U.K. business operates a joint venture with CBS Studios delivering a portfolio of entertainment channels in the U.K. including CBS Reality, CBS Europa, CBS Justice and Horror Channel.
•CBS Reality is increasingly airing owned locally produced ‘true crime’ content aimed at women in the 50+ demographic. These documentary style programs re-visit famous U.K. based crimes and investigate the psychology of a killer.

•Jim Jam is a pre-school kids channel aimed at 2-6 year-olds, focusing on education and teaching English.
•Popular content includes Bob The Builder, Fireman Sam, Thomas and Friends and Chuggington.
•Jim Jam reaches subscribers in over 60 EMEA countries.
•Mas Chic is a lifestyle channel targeting Latin American women in the upper middle socioeconomic class.
•Programming is divided into four thematic blocks: beauty, fashion, design and well-being.
•The channel was named winner of the Taste Awards “Breakout fashionista of the year” with De Compras en Mexico.

AMC Networks SVOD
•We also own and operate four targeted SVOD services through our direct to consumer business. The four services are Acorn TV, Shudder, Sundance Now, and Urban Movie Channel ("UMC"). These services are available in the United States, Canada, parts of Latin America and Europe, Australia and New Zealand.
•AMC Networks' four targeted SVOD services reached over 2 million paid subscribers as of December 31, 2019.
•Acorn TV features high-quality British and International mysteries and dramas.
•Shudder is dedicated to films in the horror, suspense and thriller genres.
•Sundance Now features independent film, TV shows, documentaries, and original series.
•UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences.
•In addition, we own a majority interest in Agatha Christie Ltd., a popular world-class franchise and control, co-produce, and either own or have long-term distribution rights to a large library of content primarily consisting of British mysteries and dramas, independent feature films and urban content. In addition to supporting our streaming services, we monetize our library through distribution operations across virtually all available media platforms and is distributed in the United States, Canada, U.K. and Australia.

•IFC Films, our independent film distribution business, is a leading distributor of high-quality, talent-driven independent films and operates three distribution labels: IFC Films, Sundance Selects, and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video on demand, cable network television, streaming/downloading to internet-connected screens and DVDs. IFC Films has a film library consisting of more than 800 titles.
•As part of its strategy to grow the marketplace for independent films, IFC Films also operates the IFC Center as well as several film festivals. IFC Center is an independent movie theater located in the heart of New York City's Greenwich Village. DOC NYC, which is the largest non-fiction film festival in the U.S., is an annual festival celebrating documentary storytelling in film, photography, prose and other media. Split Screens festival is an annual event celebrating the art and cultural impact of television that takes place at the IFC Center.

•Notable recent releases include the acclaimed The Death of Stalin, with Steve Buscemi, which was awarded Best Screenplay by the prestigious National Society of Film Critics. The film was also widely recognized in critics’ annual End-of-Year “Best of” lists, including The New York Times, Indiewire, Vulture, The Washington Post and Buzzfeed. The Paul Dano-directed Wildlife, starring Carey Mulligan and Jake Gyllenhaal, debuted in early 2018 at the Sundance Film Festival and went on to open the prestigious Critics’ Week at the Cannes Film Festival.
•Other notable releases include The Clovehitch Killer (distributed under the IFC Midnight label), Ghost Stories, and Lars von Trier’s The House That Jack Built.

•In April 2018, we acquired a controlling interest in Levity, an entertainment company that owns and operates comedy venues and produces original content for distribution on multiple platforms, including live, digital and linear television.
•Levity is a leading player in live comedy with premium comedy venues in the U.S., including the legendary comedy brand, The Improv. Levity also operates a talent management business and produces television content, including prime time specials with some of the biggest names in comedy, including Trevor Noah, Tracy Morgan, Margaret Cho, Sebastian Maniscalco and Gad Elmaleh.

REGULATION
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the "FCC") regulates U.S. programming networks directly in some respects; other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change and increasingly, legislative and regulatory proposals seek to cover all sources of content, including the digital platforms over which we offer content, which may affect our regulatory burdens in the future. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Some states also have sought to regulate the manner in which multichannel video programming distributors package and offer programming, including Maine, which recently enacted a law purporting to require cable operators to offer all programs on an a la carte basis. While the Maine law has been enjoined while a lawsuit progresses, we generally do not allow our networks today to be offered by distributors on an a la carte basis.
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
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the European Union's General Data Protection Regulation, or GDPR, which became effective in May 2018, and the California Consumer Privacy Act, or CCPA, which became effective January 1, 2020. The GDPR and the CCPA impose, among other things, more stringent operational requirements for processors and controllers of personal data, including expanded disclosures about how personal information is to be used, and increased liability for violations.
Other Regulation
The FCC also imposes rules that may impact us regarding a variety of issues such as advertising in children's television, and telemarketing. Programming businesses are subject to regulation by the country in which they operate, as well as international bodies, such as the European Union. These regulations may include restrictions on types of advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas.
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
EMPLOYEES
As of December 31, 2019 we had 2,114 full-time employees and 948 part-time employees. In addition, for certain of our productions, the Company, through in-house and third party production service companies, engages the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Since these agreements are generally entered into on a per-project basis, negotiations occur on various agreements throughout the year. We believe that our relations with the labor unions and our employees are generally good.
AVAILABLE INFORMATION
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
Our business depends, in part, upon viewer preferences and audience acceptance in the United States and internationally of the programming on our networks. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in viewer preferences and/or interests in our markets. A change in viewer preferences has caused, and could in the future continue to cause, the audience for certain of our programming to decline, which has resulted in, and could in the future continue to result in, a reduction of advertising revenues and jeopardize our bargaining position with distributors. In addition, certain of our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may react more quickly than we might to shifts in tastes and interests.
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
In addition, feature films constitute a significant portion of the programming on our AMC, IFC and SundanceTV programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms. If the popularity of feature-film programming further declines, we may lose viewership, which could increase our costs.
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings may suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position with distributors, which could reduce our distribution revenues. Ratings for The Walking Dead have declined in recent years, which has had a negative effect on our advertising revenues and our financial results. We cannot assure you that we will be able to maintain the success of any of our current programming or generate sufficient demand and market acceptance for our new programming.
The failure to develop popular new programming to replace programming that is older or ending can have adverse impacts on our business and results of operations.
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other multichannel video programming distributors. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including (i) the disruption of the traditional television content distribution model by subscription streaming services and virtual multichannel video programming services, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through subscription streaming services and virtual multichannel video programing services with no advertising or less advertising than on television networks, and time shifted viewing of television programming. In part as a result of these changes, over the past few years, the number of subscribers to traditional multichannel video programming distributors in the United States has declined and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues. Developments in technology and new content delivery products and services have also led to an increasing amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We may incur significant costs to implement our strategy and initiatives, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.

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
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, from time to time we have disputes with writers, producers and other creative talent over the amount of royalty and other payments (See Item 3. – Legal Proceedings for additional information). We believe that disputes of this type are endemic to our business and similar disputes may arise from time to time in the future. An increase in the costs of programming may lead to decreased profitability or otherwise adversely affect our business.
Original programming requires substantial financial commitment. In some cases, the financial commitment may be partially offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, reduced substantially, or cannot be utilized, we may incur higher costs in order to complete the production or produce additional seasons. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations may be materially adversely affected.
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
Because a limited number of distributors account for a large portion of our business, failure to renew our programming networks' distribution agreements, renewal on less favorable terms, or the termination of those agreements, both in the United States and internationally, could have a material adverse effect on our business.
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
In connection with consolidation in the industry, in some cases, if a distributor is acquired, the agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to one or more distribution agreements with our programming networks on terms that are more favorable to us could adversely impact our financial condition and results of operations. Continued consolidation within the industry could reduce the number of distributors that carry our programming and further increase the negotiating leverage of the cable and satellite television system operators, which could have an adverse effect on our financial condition or results of operations.
We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The programming industry is highly competitive. Our programming networks compete with other programming networks and other types of video programming services for marketing and distribution by cable and other multichannel video programming distribution systems and ultimately for viewing by their subscribers. We compete with other providers of programming networks for the right to be carried by a particular cable or other multichannel video programming distribution system and for the right to be carried by such system on a particular "tier" of service. The increasing offerings by virtual multichannel video programming distributors through alternative distribution methods creates competition for carriage on those platforms. Our programming networks compete with other programming networks and other sources of video content to secure desired entertainment programming.
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
We must successfully adapt to technological advances in our industry, including alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our traditional television offerings or for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual multichannel video programming distributors, video on demand, subscription video on demand, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
Our efforts to attract and retain SVOD subscribers may not be successful, which may adversely affect our business
Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our SVOD services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. We must continually add new subscriptions both to replace canceled subscriptions and to grow our SVOD services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscription) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our SVOD services will be adversely affected. Further, if excessive numbers of subscribers cancel our services, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.
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
In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to us as current advertising methods. The increasing number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual multichannel video programming providers, which has caused, and may continue to cause, audience ratings declines for our programming networks and may adversely affect the pricing and volume of advertising
Advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
General Risks
We face risks from doing business internationally.
We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership;
•exchange controls, tariffs and other trade barriers;
•differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;

•foreign privacy and data protection laws and regulations, as well as data localization requirements, and changes in these laws and requirements;
•the instability of foreign economies and governments;
•war and acts of terrorism; and
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations.
Events or developments related to the risks described above as well as other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Economic problems in the United States or in other parts of the world could adversely affect our results of operations.
Our business is affected by prevailing economic and financial conditions in the United States and other countries. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions, including as a result of disruptions to financial markets, inflation, recession, high unemployment or geopolitical events in the United States and other countries where our networks are distributed could adversely affect advertising rates and volume, which may result in a decrease in our advertising revenues.
Decreases in consumer discretionary spending in the U.S and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multichannel video programming distributors, which could, in turn, have a negative impact on our viewing subscribers and subscription fee revenues. Similarly, a decrease in viewing subscribers could have a negative impact on the number of viewers actually watching the programs on our programming networks, thereby impacting the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of advertisers on our networks. Adverse economic conditions could result in advertisers reducing their spending on advertising and could also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries.
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
Specifically, we are exposed to foreign currency exchange rate risk to the extent that we enter into transactions denominated in currencies other than ours or our subsidiaries' respective functional currencies, such as trade receivables, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized or realized (based upon period-end exchange rates) foreign currency transaction gains or losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our or our subsidiaries' respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates.
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
The regulation of cable television services, satellite carriers, and other video programming distributors is subject to the political process and has been in constant flux over the past two decades. Further changes in the law and regulatory requirements, including material ones, may be proposed or adopted in the future. We cannot assure you that our business will not be adversely affected by future legislation, new regulation or deregulation.
Our businesses are subject to risks of adverse regulation by foreign governments.
Programming businesses are subject to the regulations of the countries in which they operate as well as international bodies, such as the European Union ("E.U."). These regulations may include restrictions on the types of advertisements that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, local levies or taxes applied to our networks and local content quotas. Consequently, our businesses must adapt their ownership and organizational structures as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Proposed or new legislation and regulations could also significantly affect our business. For example, the E.U. has adopted GDPR, which expands the regulation of personal data processing throughout the E.U. and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. In particular, data privacy laws may require monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. Our failure to comply with these law and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in rules and regulations could have a significant adverse impact on our profitability.
As a company that has operations in the United Kingdom, the United Kingdom's withdrawal from the E.U., commonly known as "Brexit," could have an adverse impact on our business, results of operations and financial position.
On January 31 2020, the U.K. withdrew from the E.U., though the relationship between the U.K. and the E.U. beyond that date remains uncertain. Following the withdrawal, the U.K. and the E.U. have entered into an ongoing transition period to provide time for them to negotiate the details of their future relationship, during which time E.U. rules will continue to apply to the U.K. The transition period is currently expected to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a "no deal" Brexit. In that event, the U.K. would leave the E.U. with no agreements in place other than any temporary agreements with the E.U. or individual E.U. member states. Accordingly, there continues to be uncertainty with respect to the process surrounding Brexit, the outcome of the ongoing Brexit negotiations and the future economic relationship between the U.K. and the rest of the world (including the E.U.). Brexit has affected, and may continue to impact, the markets we serve, which could cause us to lose subscribers, distributors and employees, as well as have a detrimental impact on the U.K. television advertising market and our U.K. revenue from advertising sales. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., there could be a detrimental impact on our U.K. business. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect the ability of our U.K. business to recruit the employees it requires.
We face continually evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained in digital form is subject to the risk of cybersecurity attacks, tampering and theft. We develop and maintain systems to monitor and prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our or our third-party providers' data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our or our third-party providers' network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
If our technology facilities fail or their operations are disrupted, or if we lose access to third party satellites, our performance could be hindered.
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain a full time disaster recovery site in Chandler, Arizona, which is capable of providing simultaneous playout of AMC and evergreen programming for SundanceTV, IFC and WE tv in the event of a disruption of operations at our main facility in Bethpage, NY. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery site can be operational within one to two hours. Evergreen programming would be replaced with scheduled programming within 12-24 hours for SundanceTV, IFC and WE tv.
In addition, we rely on third-party satellites in order to transmit our programming signals to our distributors. As with all satellites, there is a risk that the satellites we use will be damaged as a result of natural or man-made causes, or will otherwise fail to operate properly. Although we maintain in-orbit protection providing us with back-up satellite transmission facilities should our primary satellites fail, there can be no assurance that such back-up transmission facilities will be effective or will not themselves fail. Further, there are a limited number of communications satellites available for the transmission of programming, and, in the event of a disruption, we may not be able to secure an alternate distribution source in a timely manner.
Any significant interruption at any of our technology facilities affecting the distribution of our programming, or any failure in satellite transmission of our programming signals, could have an adverse effect on our operating results and financial condition.
The loss of any of our key personnel and artistic talent could adversely affect our business.
We believe that our success depends to a significant extent upon the performance of our senior executives and other key employees and on our ability to identify, attract, hire train and retain such personnel. We generally do not maintain "key man" insurance, and there is no assurance of the continued services of our senior executives or other key employees. In addition, we depend on the availability of third-party production companies to create some of our original programming. For certain of our productions, through in-house and third party production service companies, we engage the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Any labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.

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
•the difficulty of assimilating the operations and personnel of acquired companies into our operations;
•the potential disruption of our ongoing business and distraction of management;
•the incurrence of additional operating losses and operating expenses of the businesses we acquired or in which we invested;
•the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;
•the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;
•the failure of strategic investments to perform as expected or to meet financial projections;
•the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;
•litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;
•the impairment or loss of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;
•the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;
•the difficulty of integrating operations, systems, and controls as a result of cultural, regulatory, systems, and operational differences;
•the performance of management of companies in which we invest but do not control;
•in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and
•the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.
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
Although a portion of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation, resulting in potentially higher effective tax rate for the Company. This includes (i) what is referred to as "Subpart F Income," which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income and (ii) what is referred to as “global intangible low-taxed income,” which generally equals certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible business assets. While we may mitigate any potential negative impacts of the aforementioned regimes through claiming a foreign tax credit against our U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries that do not reduce our U.S. taxable income.

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
At December 31, 2019, our consolidated financial statements included approximately $5.6 billion of consolidated total assets, of which approximately $1.2 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2019, we had $3.1 billion principal amount of total long-term debt (excluding finance leases), $731.3 million of which is senior secured debt under our Credit Facility and $2.4 billion of which is senior unsecured debt.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the indentures governing our notes and other agreements we may enter into in the future.
Our substantial amount of debt could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared with our competitors; and
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
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
The agreements governing the Credit Facility and the indentures governing our notes contain covenants that, among other things, limit our ability to:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock;
•make specified types of investments;

•enter into transactions with affiliates; and
•sell assets or merge with other companies.
The Credit Facility requires us to comply with a Cash Flow Ratio and an Interest Coverage Ratio, each as defined in the Credit Facility. Compliance with these covenants may limit our ability to take actions that might be to our advantage or to the advantage of our stockholders.
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
The debt ratings for our notes are below the "investment grade" category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated "investment grade". In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances, such as adverse changes to economic conditions that could impact an issuer's ability to meet its financial commitments, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities may further increase our future borrowing costs and reduce our access to capital.
Risks Relating to Our Controlled Ownership
We are controlled by the Dolan family and trusts for their benefit, which may create certain conflicts of interest. In addition, as a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors.
•Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of December 31, 2019, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 2% of our outstanding Class A Common Stock and approximately 73% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement (the "Stockholders Agreement") that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.

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
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock, and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
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
We are a "controlled company" for the purposes of The NASDAQ Stock Market LLC, which allows us not to comply with certain of the corporate governance rules of The NASDAQ Stock Market LLC.
Members of the Dolan Family Group have entered into the Stockholders Agreement, which relates to, among other things, the voting and transfer of their shares of our Class B Common Stock. As a result, we are a "controlled company" under the corporate governance rules of The NASDAQ Stock Market LLC ("NASDAQ"). As a controlled company, we have the right to elect not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent compensation committee and (iii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a "controlled company" under NASDAQ corporate governance rules and not to comply with the NASDAQ requirement for a majority independent board of directors and an independent corporate governance and nominating committee because of our status as a controlled company.
Future stock sales, including as a result of the exercise of registration rights by certain of our shareholders, could adversely affect the trading price of our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundations that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.6 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain executives and directors with The Madison Square Garden Company("MSG") and MSG Networks Inc.("MSG Networks"), which may give rise to conflicts.
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSG and MSG Networks (collectively MSG and MSG Networks, the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. Six members of our Board of Directors are directors of MSG and four members of our Board of Directors are directors of MSG Networks. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on one hand, and either MSG or MSG Networks (each, an Other Entity) on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions

—Certain Relationships and Potential Conflicts of Interest" in our proxy statement filed with the SEC on April 29, 2019 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
Our amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG and its subsidiaries and that we may engage in material business transactions with such entity. Our policy concerning certain matters relating to MSG Networks, including responsibilities of overlapping directors and officers (the "overlap policy" and together with the applicable provisions of the amended and restated certificate of incorporation, the "Overlap Provisions") acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Networks and its subsidiaries and that we may engage in material business transactions with such entity. The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
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
We lease approximately 195,000 square feet of space outside of the U.S., including in Spain, Hungary and the United Kingdom that support our international operations.
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

On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action which is expected to be fully briefed by March 2, 2020. Pending the outcome of the Company’s motion for summary judgment, the trial is scheduled to begin on June 1, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. Such trial commenced on February 10, 2020 and is expected to conclude on March 9 and 10, 2020. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from July 1, 2011, the first day our Class A Common Stock began regular-way trading on NASDAQ, through December 31, 2019. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Inc., the Walt Disney Company, Fox Corporation (included from March 19, 2019, when trading began), Lions Gate Entertainment Corporation, and ViacomCBS Inc. The chart assumes $100 was invested on December 31, 2014 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
AMC Networks Inc.
S&P MidCap 400 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
AMC Networks Inc.	100	117.11	82.08	84.80	86.06	61.94
S&P MidCap 400 Index	100	97.82	118.11	137.30	122.08	154.07
Peer Group	100	105.45	110.25	112.22	111.13	139.32

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 14, 2020 there were 661 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2019, the Company repurchased 1.3 million shares of its Class A common stock at an average purchase price of $54.24 per share. As of December 31, 2019, the Company has $488.8 million available for repurchase under the Stock Repurchase Program.

Item 6. Selected Financial Data.
The operating data for each of the three years ended December 31, 2019 and balance sheet data as of December 31, 2019 and 2018 included in the table below have been derived from the audited consolidated financial statements of the Company included in this Annual Report and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements and related notes. The operating data for the years ended December 31, 2016 and 2015 and balance sheet data as of December 31, 2017, 2016 and 2015 included in the table below have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report.

	Years Ended December 31,
	2019 (1) (2)	2018 (1) (2)	2017 (1) (2)	2016 (2)	2015 (2)
	(In thousands, except per share amounts)
Operating Data:
Revenues, net	$3,060,321	$2,971,929	$2,805,691	$2,755,654	$2,580,935
Operating income	625,277	726,909	722,359	657,556	709,193
Net income including noncontrolling interests	407,716	463,967	489,637	289,963	381,704
Net income attributable to noncontrolling interests	(27,230)	(17,780)	(18,321)	(19,453)	(14,916)
Net income attributable to AMC Networks' stockholders	$380,486	$446,187	$471,316	$270,510	$366,788

Net income per share attributable to AMC Networks' stockholders:
Basic	$6.77	$7.68	$7.26	$3.77	$5.06
Diluted	$6.67	$7.57	$7.18	$3.74	$5.01
Balance Sheet Data, at period end:
Cash and cash equivalents	$816,170	$554,886	$558,783	$481,389	$316,321
Total assets	5,596,686	5,278,563	5,032,985	4,480,595	4,250,609
Long-term debt (including finance/capital leases)	3,117,494	3,136,072	3,130,381	2,859,129	2,701,148
Stockholders' equity (deficiency)	$665,781	$316,680	$134,944	$(30,082)	$(39,277)
(1) The 2019, 2018 and 2017 results include impairment and related charges of $106.6 million, $4.5 million and $28.1 million, respectively (see Note 4 to the accompanying consolidated financial statements).
(2) The 2019, 2018 and 2017 results include restructuring and other related charges of $40.9 million, $45.8 million and $6.1 million, respectively (see Note 5 to the accompanying consolidated financial statements). The 2016 and 2015 results include restructuring and other related charges of $29.5 million and $15.0 million, respectively.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2019, 2018 and 2017. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2019 as well as an analysis of our cash flows for the years ended December 31, 2019, 2018 and 2017. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2019.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
We manage our business through the following two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV and also include our AMC Premiere service. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMCNI, our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD consisting of our targeted subscription streaming services: Acorn TV, Shudder, Sundance Now, and UMC; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Years Ended December 31,
	2019	2018	2017
Revenues, net
National Networks	$2,369,044	$2,413,325	$2,367,615
International and Other	734,143	598,306	457,182
Inter-segment eliminations	(42,866)	(39,702)	(19,106)
Consolidated revenues, net	$3,060,321	$2,971,929	$2,805,691
Operating income (loss)
National Networks	$804,422	$825,770	$817,566
International and Other	(170,039)	(93,326)	(88,894)
Inter-segment eliminations	(9,106)	(5,535)	(6,313)
Consolidated operating income	$625,277	$726,909	$722,359
AOI
National Networks	$903,526	$925,279	$894,912
International and Other	50,193	19,303	16,219
Inter-segment eliminations	(9,729)	(12,037)	(6,313)
Consolidated AOI	$943,990	$932,545	$904,818
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.
From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance. We believe that AOI is an appropriate measure for evaluating the operating performance on both an operating segment and consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in the industry.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Operating income	$625,277	$726,909	$722,359
Share-based compensation expense	64,133	60,979	53,545
Depreciation and amortization	101,098	91,281	94,638
Impairment and related charges	106,603	4,486	28,148
Restructuring and other related charges	40,914	45,847	6,128
Majority-owned equity investees AOI	5,965	3,043	—
Adjusted operating income	$943,990	$932,545	$904,818

Items Impacting Comparability
RLJE
In October 2018, we acquired a controlling interest in RLJE, a premium digital channel company that operates the subscription streaming services Acorn TV and UMC or Urban Movie Channel. The operating results of RLJE are included in our International and Other segment in the consolidated statement of income from the date of the acquisition.
Levity
In April 2018, we acquired a controlling interest in Levity, an entertainment company that owns and operates comedy venues as well as produces content for distribution. The operating results of Levity are included in our International and Other segment in the consolidated statement of income from the date of the acquisition.
AMCNI – DMC
In July 2017, we sold our Amsterdam-based media logistics business, AMCNI – DMC.
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
Changes in revenue are primarily derived from changes in the contractual subscription rates charged for our services; the number of subscribers; the prices and number of advertising spots on our networks; and the availability, amount and timing of licensing fees earned from the distribution of our original programming. Our revenues may increase over time through contractual rate increases stipulated in our affiliation agreements. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may help fund the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services on various digital platforms such as Advertising Video-on-Demand ("AVOD") services and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.
Our principal goal is to increase our revenues by increasing distribution and penetration of our services, and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming may increase. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements. We also seek to increase our content licensing revenues by expanding the opportunities for licensing our programming through digital distribution platforms, foreign distribution and home video services. Content licensing revenues in each quarter may vary based on the timing of availability of our programming to distributors.

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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $37.9 million, $48.8 million and $47.7 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively (see further discussion below).
See "— Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment includes the operations of AMCNI, AMC Networks SVOD, IFC Films and Levity.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from production services from Levity, revenues from our four targeted SVOD services: Sundance Now, Shudder, AcornTV and UMC, revenues from the distribution of content of IFC Films and Levity's operation of comedy venues. For the year ended December 31, 2019, distribution revenues represented 88% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Most of these revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly, or annual, fee paid by a consumer for our subscription-based streaming services. Our subscription streaming services are available in the United States, Canada, parts of Latin America and parts of Europe, Australia and New Zealand. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract.
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
Similar to our National Networks businesses, the most significant business challenges we expect to encounter in our International and Other businesses include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors' platforms, the number of subscribers on those platforms and economic pressures on subscription fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds, a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, "Risk Factors - We face risks from doing business internationally." in this Annual Report.

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
Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns a significant interest in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net (income) loss attributable to noncontrolling interests in our consolidated statements of operations.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$3,060,321	100.0%	$2,971,929	100.0%	$88,392	3.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,506,985	49.2	1,445,949	48.7	61,036	4.2
Selling, general and administrative	679,444	22.2	657,457	22.1	21,987	3.3
Depreciation and amortization	101,098	3.3	91,281	3.1	9,817	10.8
Impairment and related charges	106,603	3.5	4,486	0.2	102,117	n/m
Restructuring and other related charges	40,914	1.3	45,847	1.5	(4,933)	(10.8)
Total operating expenses	2,435,044	79.6	2,245,020	75.5	190,024	8.5
Operating income	625,277	20.4	726,909	24.5	(101,632)	(14.0)%
Other income (expense):
Interest expense, net	(133,091)	(4.3)	(135,813)	(4.6)	2,722	(2.0)
Miscellaneous, net	(6,000)	(0.2)	29,177	1.0	(35,177)	(120.6)
Total other income (expense)	(139,091)	(4.5)	(106,636)	(3.6)	(32,455)	30.4
Net income from operations before income taxes	486,186	15.9	620,273	20.9	(134,087)	(21.6)
Income tax expense	(78,470)	(2.6)	(156,306)	(5.3)	77,836	(49.8)
Net income including noncontrolling interests	407,716	13.3%	463,967	15.6%	(56,251)	(12.1)
Net income attributable to noncontrolling interests	(27,230)	(0.9)%	(17,780)	(0.6)%	(9,450)	53.1
Net income attributable to AMC Networks' stockholders	$380,486	12.4%	$446,187	15.0%	$(65,701)	(14.7)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,369,044	100.0%	$2,413,325	100.0%	$(44,281)	(1.8)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,076,748	45.5	1,080,732	44.8	(3,984)	(0.4)
Selling, general and administrative	441,747	18.6	455,935	18.9	(14,188)	(3.1)
Depreciation and amortization	32,674	1.4	33,728	1.4	(1,054)	(3.1)
Restructuring and other related charges	13,453	0.6	17,160	0.7	(3,707)	(21.6)
Operating income	804,422	34.0	825,770	34.2	(21,348)	(2.6)
Share-based compensation expense	52,977	2.2	48,621	2.0	4,356	9.0
Depreciation and amortization	32,674	1.4	33,728	1.4	(1,054)	(3.1)
Restructuring and other related charges	13,453	0.6	17,160	0.7	(3,707)	(21.6)
AOI	$903,526	38.1%	$925,279	38.3%	$(21,753)	(2.4)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$734,143	100.0%	$598,306	100.0%	$135,837	22.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	463,267	63.1	392,793	65.7	70,474	17.9
Selling, general and administrative	237,804	32.4	201,611	33.7	36,193	18.0
Depreciation and amortization	68,424	9.3	57,553	9.6	10,871	18.9
Impairment and related charges	106,603	14.5	4,486	0.7	102,117	2,276.3
Restructuring and other related charges	28,084	3.8	35,189	5.9	(7,105)	n/m
Operating loss	(170,039)	(23.2)	(93,326)	(15.6)	(76,713)	82.2
Share-based compensation expense	11,156	1.5	12,358	2.1	(1,202)	(9.7)
Depreciation and amortization	68,424	9.3	57,553	9.6	10,871	18.9
Impairment and related charges	106,603	14.5	4,486	0.7	102,117	2,276.3
Restructuring and other related charges	28,084	3.8	35,189	5.9	(7,105)	n/m
Majority owned equity investees AOI	5,965	0.8	3,043	0.5	2,922	n/m
AOI	$50,193	6.8%	$19,303	3.2%	$30,890	160.0%

Revenues, net
Revenues, net increased $88.4 million to $3.1 billion for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$2,369,044	77.4%	$2,413,325	81.2%	$(44,281)	(1.8)%
International and Other	734,143	24.0	598,306	20.1	135,837	22.7
Inter-segment eliminations	(42,866)	(1.4)	(39,702)	(1.3)	(3,164)	8.0
Consolidated revenues, net	$3,060,321	100.0%	$2,971,929	100.0%	$88,392	3.0%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$904,253	38.2%	$944,675	39.1%	$(40,422)	(4.3)%
Distribution	1,464,791	61.8	1,468,650	60.9	(3,859)	(0.3)
	$2,369,044	100.0%	$2,413,325	100.0%	$(44,281)	(1.8)%
•Advertising revenues decreased $40.4 million driven by a decrease of $65.0 million at AMC due to lower ratings, partially mitigated by increased pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $3.9 million due to a decrease in subscription revenues of $17.5 million primarily due to lower subscribers and the impact of an interpretation of a contractual provision in an affiliate agreement, partially offset by increased pricing. Content licensing revenues increased $13.6 million, primarily at AMC, due to an increase in the number of original programs we distributed. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
The following table presents certain subscriber information at December 31, 2019 and December 31, 2018:

	Estimated Domestic Subscribers (1)
	December 31, 2019	December 31, 2018
National Programming Networks:
AMC	85,100	89,000
WE tv	78,200	84,600
BBC AMERICA	77,000	80,900
IFC	71,400	75,100
SundanceTV	66,800	69,900
________________
(1)Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$89,659	12.2%	$91,404	15.3%	$(1,745)	(1.9)%
Distribution and other	644,484	87.8	506,902	84.7	137,582	27.1
	$734,143	100.0%	$598,306	100.0%	$135,837	22.7%
The decrease of $1.7 million in advertising revenues was principally due to the unfavorable impact of foreign currency translation of $5.1 million. Distribution revenues increased $147.5 million due to the impact of the Levity and RLJE acquisitions. In addition, distribution revenues increased $22.9 million from our Shudder and Sundance Now targeted SVOD services. These increases were partially offset by a decrease in revenues at AMCNI of $16.4 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $15.2 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $61.0 million to $1.5 billion for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$1,076,748	$1,080,732	$(3,984)	(0.4)%
International and Other	463,267	392,793	70,474	17.9
Inter-segment eliminations	(33,030)	(27,576)	(5,454)	19.8
Total	$1,506,985	$1,445,949	$61,036	4.2%
Percentage of revenues, net	49.2%	48.7%
National Networks
The decrease in technical and operating expense was due to a decrease of $30.1 million in other direct programming expense attributable to reduced personnel and the timing of production related costs. The decrease in other direct programming expense was partially offset by a net increase in program rights amortization of $26.1 million, consisting of an increase in program amortization of $47.4 million primarily attributable to the mix of original programming as compared to the prior year, partially offset by a reduction of $21.3 million attributable to the utilization of certain investment tax credits. In addition, program rights amortization includes write-offs of $37.9 million for the year ended December 31, 2019 as compared to program rights write-offs of $48.8 million for the year ended December 31, 2018. Programming write-offs are based on management's periodic assessment of programming usefulness.
There may be significant changes in the level of our technical and operating expenses due to content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of amortization recorded from owned original programming in each period based on the individual-film-forecast-computation method. As additional competition for programming increases and alternative distribution technologies continue to develop, costs for content acquisition and original programming may increase.
International and Other
The increase in the International and Other segment was primarily due to an $89.7 million impact from the Levity and RLJE acquisitions. In addition, technical and operating expense increased $13.3 million at our targeted SVOD services (Shudder and Sundance Now) due to the continued investment in programming. Technical and operating expense decreased $19.6 million at AMCNI, excluding the impact of foreign currency fluctuations, due primarily to reduced programming amortization resulting from termination of distribution in certain territories. Foreign currency translation had a favorable impact to the change in technical and operating expense of $12.8 million.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $22.0 million to $679.4 million for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$441,747	$455,935	$(14,188)	(3.1)%
International and Other	237,804	201,611	36,193	18.0
Inter-segment eliminations	(107)	(89)	(18)	20.2
Total	$679,444	$657,457	$21,987	3.3%
Percentage of revenues, net	22.2%	22.1%
National Networks
The decrease in the National Networks segment selling, general and administrative expense was principally due to a $16.7 million decrease in advertising and marketing costs related to the timing of promotion and marketing of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
The increase in the International and Other segment was primarily due to a $50.7 million impact from the acquisitions of Levity and RLJE, partially offset by a decrease of $8.7 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $6.7 million.
Depreciation and amortization
Depreciation and amortization increased $9.8 million to $101.1 million for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$32,674	$33,728	$(1,054)	(3.1)%
International and Other	68,424	57,553	10,871	18.9
	$101,098	$91,281	$9,817	10.8%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to a $6.4 million impact from the acquisitions of Levity and RLJE as well as an increase in depreciation expense of $6.2 million related to corporate leasehold additions.
Impairment and related charges
In December 2019, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair value of our AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the International television broadcasting markets, as well as a decrease in the financial multiples used to estimate the fair value using the market approach. As a result, we recognized an impairment charge of $98.0 million in 2019, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.
During 2019 and 2018, in connection with the dispositions of certain businesses, AMCNI recognized impairment charges of $8.6 million and $4.5 million, respectively.
Restructuring and other related charges
Restructuring and other related charges of $40.9 million for the year ended December 31, 2019 related to the management restructuring, which commenced in the third quarter of 2019, and the AMC Networks SVOD organization restructuring, which commenced in the second quarter of 2019. In connection with each of these restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In connection with the restructuring initiative related to our management team, we incurred restructuring charges for severance and other personnel related costs of $26.0 million, of which $13.5 million was attributable to the National Networks segment and $12.5 million was attributable to the International and Other segment. We expect additional restructuring charges in the first quarter of 2020.
In connection with the AMC Networks SVOD restructuring, management made certain organization changes to the owned subscription streaming services businesses. The restructuring combined our owned subscription streaming services under one management team. As a result, we incurred restructuring charges of $1.9 million related to severance and other personnel related costs.
In connection with the organization changes in the AMC Networks SVOD business, we implemented changes to our strategy for our owned subscription streaming services, including programming that will no longer be made available. As a result, we incurred other charges of $13.0 million related to the write-off of programming associated with the reorganization and change in strategy.
Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$804,422	$825,770	$(21,348)	(2.6)%
International and Other	(170,039)	(93,326)	(76,713)	82.2
Inter-segment Eliminations	(9,106)	(5,535)	(3,571)	64.5
	$625,277	$726,909	$(101,632)	(14.0)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenues of $44.3 million, partially offset by a decrease in technical and operating expense of $4.0 million, a decrease in selling, general and administrative expense of $14.2 million, and a decrease in restructuring expense of $3.7 million
The increase in operating loss at the International and Other segment was primarily attributable to a net increase of $95.0 million in the combined impairment and related charges and restructuring and other related charges, partially offset by an increase in operating income at AMCNI.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
Operating income	$625,277	$726,909	$(101,632)	(14.0)%
Share-based compensation expense	64,133	60,979	3,154	5.2
Depreciation and amortization	101,098	91,281	9,817	10.8
Impairment and related charges	106,603	4,486	102,117	2,276.3
Restructuring and other related charges	40,914	45,847	(4,933)	(10.8)
Majority owned equity investees AOI	5,965	3,043	2,922	96.0
Adjusted operating income	$943,990	$932,545	$11,445	1.2%
AOI increased $11.4 million to $944.0 million for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$903,526	$925,279	$(21,753)	(2.4)%
International and Other	50,193	19,303	30,890	160.0
Inter-segment eliminations	(9,729)	(12,037)	2,308	(19.2)
AOI	$943,990	$932,545	$11,445	1.2%
National Networks AOI decreased due to the aforementioned explanation for the decrease in operating income.

International and Other AOI increased primarily due to an increase of $14.5 million at AMCNI, excluding the impact of foreign currency fluctuations, and an increase of $15.6 million related to the impact of the acquisitions of Levity and RLJE (including the impact of AOI related to majority-owned equity method investees).
Interest expense, net
The decrease in interest expense, net of $2.7 million is driven by an increase in interest income of $5.5 million, partially offset by an increase in interest expense of $2.8 million due to a higher variable interest rate on our term loan.
Miscellaneous, net
The increase in miscellaneous expense, net of $35.2 million in 2019 as compared to 2018 was primarily driven by the absence of $50.4 million of gains associated with the increase in fair value of our investment in RLJE recognized prior to the acquisition during 2018, partially offset by an $17.8 million favorable variance in foreign currency transactions gains and losses. In addition, miscellaneous expense, net decreased $6.3 million associated with increased earnings from equity method investees, partially offset by an increase related to the partial write-down of certain of our non-marketable equity securities and a note receivable.
Income tax expense
Income tax expense was $78.5 million for the year ended December 31, 2019, representing an effective tax rate of 16%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax benefit of $21.0 million resulting from a net decrease in valuation allowances for foreign deferred tax assets, tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, partially offset by state and local income tax expense of $12.2 million and $9.0 of tax expense from foreign operations.
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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,971,929	100.0%	$2,805,691	100.0%	$166,238	5.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,445,949	48.7	1,341,076	47.8	104,873	7.8
Selling, general and administrative	657,457	22.1	613,342	21.9	44,115	7.2
Depreciation and amortization	91,281	3.1	94,638	3.4	(3,357)	(3.5)
Impairment and related charges	4,486	0.2	28,148	1.0	(23,662)	(84.1)
Restructuring and other related charges	45,847	1.5	6,128	0.2	39,719	n/m
Total operating expenses	2,245,020	75.5	2,083,332	74.3	161,688	7.8
Operating income	726,909	24.5	722,359	25.7	4,550	0.6%
Other income (expense):
Interest expense, net	(135,813)	(4.6)	(119,297)	(4.3)	(16,516)	13.8
Loss on extinguishment of debt	—	—	(3,004)	(0.1)	3,004	n/m
Miscellaneous, net	29,177	1.0	40,320	1.4	(11,143)	(27.6)
Total other income (expense)	(106,636)	(3.6)	(81,981)	(2.9)	(24,655)	30.1
Income from operations before income taxes	620,273	20.9	640,378	22.8	(20,105)	(3.1)
Income tax expense	(156,306)	(5.3)	(150,741)	(5.4)	(5,565)	3.7
Net income including noncontrolling interests	463,967	15.6%	489,637	17.5%	(25,670)	(5.2)
Net income attributable to noncontrolling interests	(17,780)	(0.6)%	(18,321)	(0.7)%	541	(3.0)
Net income attributable to AMC Networks' stockholders	$446,187	15.0%	$471,316	16.8%	$(25,129)	(5.3)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,413,325	100.0%	$2,367,615	100.0%	$45,710	1.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,080,732	44.8	1,064,580	45.0	16,152	1.5
Selling, general and administrative	455,935	18.9	451,820	19.1	4,115	0.9
Depreciation and amortization	33,728	1.4	33,702	1.4	26	0.1
Restructuring and other related charges	17,160	0.7	(53)	—	17,213	n/m
Operating income	825,770	34.2	817,566	34.5	8,204	1.0
Share-based compensation expense	48,621	2.0	43,697	1.8	4,924	11.3
Depreciation and amortization	33,728	1.4	33,702	1.4	26	0.1
Restructuring and other related charges	17,160	0.7	(53)	—	17,213	n/m
AOI	$925,279	38.3%	$894,912	37.8%	$30,367	3.4%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2018		2017
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$598,306	100.0%	$457,182	100.0%	$141,124	30.9%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	392,793	65.7	289,238	63.3	103,555	35.8
Selling, general and administrative	201,611	33.7	161,573	35.3	40,038	24.8
Depreciation and amortization	57,553	9.6	60,936	13.3	(3,383)	(5.6)
Impairment and related charges	4,486	0.7	28,148	6.2	(23,662)	(84.1)
Restructuring and other related charges	35,189	5.9	6,181	1.4	29,008	n/m
Operating loss	(93,326)	(15.6)	(88,894)	(19.4)	(4,432)	5.0
Share-based compensation expense	12,358	2.1	9,848	2.2	2,510	25.5
Depreciation and amortization	57,553	9.6	60,936	13.3	(3,383)	(5.6)
Impairment and related charges	4,486	0.7	28,148	6.2	(23,662)	(84.1)
Restructuring and other related charges	35,189	5.9	6,181	1.4	29,008	n/m
Majority-owned equity investees AOI	3,043	0.5	—	—	3,043	n/m
AOI	$19,303	3.2%	$16,219	3.5%	$3,084	19.0%

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
•Advertising revenues decreased $14.9 million driven by a decrease of $47.2 million at AMC due to lower ratings, partially mitigated by pricing. The decrease at AMC was partially offset by increases at our other networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen.
•Distribution revenues increased $60.6 million due to an increase in subscriptions revenues of $52.2 million across all of our networks resulting from an increase in rates, partially offset by a slight decline in total subscribers. Content licensing revenues increased $8.4 million due to an increase in the number of original programs we distributed. Distributions revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on timing of availability of our programming to distributors.
The following table presents certain subscriber information at December 31, 2018 and December 31, 2017:

	Estimated Domestic Subscribers (1)
	December 31, 2018	December 31, 2017
National Programming Networks:
AMC	89,000	90,500
WE tv	84,600	86,000
BBC AMERICA	80,900	80,600
IFC	75,100	74,200
SundanceTV	69,900	70,600
________________
(1)Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2018	% of total	2017	% of total	$ change	% change
Advertising	$91,404	15.3%	$89,894	19.7%	$1,510	1.7%
Distribution	506,902	84.7	367,288	80.3	139,614	38.0
	$598,306	100.0%	$457,182	100.0%	$141,124	30.9%
The increase of $1.5 million in advertising revenues was principally due to the favorable impact of foreign currency translation of $1.2 million. Distribution revenues increased primarily due to a $134.9 million impact from the Levity and RLJE acquisitions, increases at our targeted SVOD services (Shudder and Sundance Now) of $9.3 million and an increase at IFC Films of $2.3 million. Foreign currency translation had a favorable impact to distribution revenue of $8.8 million which was offset by a decrease of $10.7 million due to the absence of revenue from the sale of AMCNI – DMC (sold in July 2017).
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
International and Other
The increase in the International and Other segment was primarily due to an $88.0 million impact from the Levity and RLJE acquisitions. In addition, technical and operating expense increased $10.3 million at our targeted SVOD services (Shudder and Sundance Now) due to the continued investment in programming and an increase of $11.5 million at AMCNI due to the increased investment in content and other direct programming costs, partially offset by the absence of $7.0 million in costs related to AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in technical and operating expense of $4.9 million.

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
The decrease in depreciation and amortization expense in the International and Other segment was attributable to a decrease in amortization expense of $4.2 million due the absence of a $9.0 million charge recorded in 2017 resulting from accelerated amortization of certain identifiable intangible assets at AMCNI, partially offset by an increase in amortization expense of $6.0 million from intangible assets related to the acquisitions of Levity and RLJE. The net decrease in amortization expense was partially offset by an increase in depreciation expense of $2.2 million as a result of the property and equipment acquired in connection with the acquisitions, as well as an increase of $3.9 million related to leasehold additions, partially offset by a decrease of $5.3 million due to the absence of AMCNI – DMC (sold in July 2017). Foreign currency translation had an unfavorable impact to the change in depreciation and amortization of $0.8 million.
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

Restructuring and other related charges
Restructuring expense of $45.8 million for the year ended December 31, 2018 related to (i) a restructuring plan commenced by management in September 2018 designed to reduce the cost structure of the Company and improve the organizational design of the Company through the elimination of certain roles and the re-alignment of certain senior leaders to new or additional responsibilities and (ii) the termination of distribution in certain territories at AMCNI. The components of the 2018 restructuring charge by segment was are follows:

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
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
Operating income	$726,909	$722,359	$4,550	0.6%
Share-based compensation expense	60,979	53,545	7,434	13.9
Depreciation and amortization	91,281	94,638	(3,357)	(3.5)
Impairment and related charges	4,486	28,148	(23,662)	(84.1)
Restructuring and other related charges	45,847	6,128	39,719	648.2
Majority owned equity investees AOI	3,043	—	3,043	n/m
Adjusted operating income	$932,545	$904,818	$27,727	3.1%

AOI increased $27.7 million to $932.5 million for 2018 as compared to 2017. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	$ change	% change
National Networks	$925,279	$894,912	$30,367	3.4%
International and Other	19,303	16,219	3,084	19.0
Inter-segment eliminations	(12,037)	(6,313)	(5,724)	90.7
AOI	$932,545	$904,818	$27,727	3.1%
National Networks AOI increased due to an increase in revenues, net of $45.7 million, partially offset by an increase in technical and operating expenses of $16.2 million resulting primarily from an increase in other direct programming costs.
International and Other AOI increased due to an increase in revenues, net of $141.1 million, partially offset by an increase in technical and operating expenses of $103.6 million, an increase in selling, general and administrative expenses (excluding stock based compensation) of $38.3 million. The acquisitions of Levity and RLJE had a favorable impact on AOI of $8.4 million (which includes an increase of $3.0 million related to the AOI of greater than majority-owned equity method investees). Foreign currency translation had a favorable impact on AOI of approximately $4.4 million.
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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2019, the Company repurchased 1.3 million shares of its Class A common stock at an average purchase price of $54.24 per share. As of December 31, 2019, the Company had $488.8 million available for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the acquisition and production of programming, debt service, repurchases of outstanding debt and common stock, payments for income taxes and investments and acquisitions. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. We expect this increased investment to continue in 2020.
As of December 31, 2019, our consolidated cash and cash equivalents balance includes approximately $125.3 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash provided by operating activities	$483,748	$606,547	$385,729
Cash used in investing activities	(89,707)	(260,184)	(130,602)
Cash used in financing activities	(131,126)	(314,607)	(204,210)
Net increase in cash and cash equivalents	262,915	31,756	50,917
Operating Activities
Net cash provided by operating activities amounted to $483.7 million for the year ended December 31, 2019 as compared to $606.5 million for the year ended December 31, 2018. In 2019, net cash provided by operating activities resulted from $1.7 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, which was partially offset by payments for program rights of $969.9 million, an increase in prepaid expenses and other assets of $142.3 million primarily related to an increase in production tax credits and taxes receivable, an increase in accounts receivable, trade of $43.3 million due to the timing of cash receipts, and a decrease in accounts payable, accrued liabilities and other liabilities of $28.4 million primarily as a result of lower employee related liabilities. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $5.1 million.
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
Investing Activities
Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $89.7 million, $260.2 million and $130.6 million, respectively. In 2019, net cash used in investing activities was primarily related to capital expenditures of $91.6 million, primarily related to leasehold improvements, and the purchase of investments of $3.5 million, partially offset by a return of capital from investees of $5.4 million.
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
In 2017, net cash used in investing activities was primarily related to capital expenditures of $80.0 million, and investments of $53.0 million which included additional funding for RLJE and the purchase of several minority investments.
Financing Activities
Net cash used in financing activities amounted to $131.1 million for the year ended December 31, 2019 as compared to $314.6 million for the year ended December 31, 2018 and $204.2 million for the year ended December 31, 2017. In 2019, financing activities primarily consisted of purchases of Class A Common Stock of $70.6 million under our Stock Repurchase Program, principal payments on long-term debt of $23.0 million, taxes paid in lieu of shares issued for equity-based compensation of $23.0 million, and distributions to noncontrolling members of $15.6 million.
In 2018, financing activities primarily consisted of purchases of Class A Common Stock of $283.1 million under our Stock Repurchase Program, distributions to noncontrolling members of $14.3 million, and taxes paid in lieu of shares issued for equity-based compensation of $16.8 million.
In 2017, financing activities primarily consisted of net proceeds of $786.0 million from the issuance of the 4.75% Notes due 2025 and $750.0 million proceeds for the new Term Loan A Facility, partially offset by payments on the old Term Loan A Facility of $1.3 billion. In addition, net cash used in financing activities includes purchases of Class A Common Stock of $434.2 million under our Stock Repurchase Program, distributions to a noncontrolling member of $18.6 million, taxes paid in lieu of shares issued for equity-based compensation of $14.5 million, payments for financing costs of $10.4 million, and principal payments on capital lease obligations of $4.6 million.

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2019	December 31, 2018
Senior Secured Credit Facility:(a)
Term Loan A Facility	$731,250	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	—	2,584
Principal amount of debt	$3,131,250	$3,152,584
(a)  The Company's $500 million revolving credit facility remains undrawn at December 31, 2019. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Subsequent Event - Partial Redemption of 4.75% Notes due 2022
On February 3, 2020, we announced our intention to redeem $200 million of the outstanding $600 million principal amount of our 4.75% Notes due 2022. The 4.75% Notes due 2022 will be redeemed on March 4, 2020 (the "Redemption Date") at a redemption price of 100.792% of the principal amount of the 4.75% Notes due 2022, plus accrued and unpaid interest to, but excluding, the Redemption Date.
Additional information regarding our outstanding indebtedness and the significant terms and provisions of our Senior Secured Credit Facility and our Senior Notes is discussed in Note 12 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2019 are summarized in the following table:

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:
Principal payments	$3,131,250	$56,250	$750,000	$1,525,000	$800,000
Interest payments (1)	609,592	140,031	271,351	160,210	38,000
Purchase obligations (2)	933,444	291,108	178,419	51,202	412,715
Operating lease obligations (3)	268,726	39,446	67,011	69,306	92,963
Finance lease obligations (3)	28,776	5,863	8,805	8,911	5,197
Total	$4,971,788	$532,698	$1,275,586	$1,814,629	$1,348,875
(1)Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2019.
(2)Purchase obligations consist primarily of program rights obligations, participations, residuals, and transmission and marketing commitments.
(3)Operating and finance lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2019, the liability for uncertain tax positions was $18.6 million, excluding the related accrued interest liability of $4.6 million and deferred tax assets of $4.1 million. See Note 16 to the accompanying consolidated financial statements for further discussion of the Company's income taxes.
In connection with the 2018 acquisition of RLJE, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company at the greater of the then fair market value or enterprise value of RLJE, in each case pursuant to the operating agreement and applied to the equity interest. The put option is exercisable following the seven year anniversary of the agreement (October 31, 2025), or earlier upon a change of control. The above table does not include any future payments that would be required upon the exercise of these put rights.
In connection with the 2018 acquisition of Levity, the terms of the operating agreement provide the noncontrolling interest holders with a right to put 50% of their interests to a subsidiary of the Company on the four year anniversary of the agreement (April 20, 2022), and a right to put all of their interests to the Company on the six year anniversary of the agreement (April 20, 2024). The put rights are at fair market value. The above table does not include any future payments that would be required upon the exercise of these put rights.
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

Program rights write-offs of $40.9 million, $50.5 million and $49.4 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our intangible assets as of December 31, 2019 is $524.5 million, of which $384.0 million is comprised of affiliate relationships acquired in business combinations. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expense in future periods.
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
The carrying amount of goodwill, by operating segment is as follows:

December 31, 2019
National Networks	$237,103
International and Other	464,877
$701,980
Based on our annual impairment test for goodwill as of December 1, 2019, in response to current and expected trends across the International television broadcasting markets, we recognized an impairment charge of $98.0 million to reduce the carrying amount of our AMCNI reporting unit to its fair value. Consistent with prior assessments, fair value was determined using a combination of an income approach, using a discounted cash flow model (DCF), and a market approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2019, the fair value of our fixed rate debt of $2.43 billion was higher than its carrying value of $2.37 billion by $55.6 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2019 would increase the estimated fair value of our fixed rate debt by approximately $54.5 million to approximately $2.5 billion.
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

As of December 31, 2019, we have $3.1 billion principal amount of debt outstanding (excluding finance leases), of which $731.3 million principal amount outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2019 would increase our annual interest expense by approximately $7.2 million.
As of December 31, 2019, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The aggregate fair values of interest rate swap contracts at December 31, 2019 was a net liability of $2.0 million. The interest rate paid on approximately 80% of our debt (excluding finance leases) as of December 31, 2019 is effectively fixed (77% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized losses, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $1.5 million and is included in accumulated other comprehensive loss.
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
The Company recognized $11.1 million, $(6.8) million and $15.0 million of foreign currency transaction gains (losses) for the years ended December 31, 2019, 2018 and 2017, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2019, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
(c) Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2019 (the "2020 Proxy Statement"), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2020 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2020 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2020 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2020 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 66.
(2)Financial statement schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
(1)Exhibits:
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

10.17	AMC Networks Inc. 2016 Employee Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 26, 2016).

10.18	AMC Networks Inc. 2016 Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 28, 2016).

10.19	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.20	Form of Performance Restricted Stock Unit Award Agreement under the 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.21	Form of Restricted Stock Unit Award Agreement under the 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.22
Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605 LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.23
Employment Agreement dated March 8, 2019 by and between AMC Networks Inc. and Christian B. Wymbs (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

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

AMC Networks Inc.

Date:	2/26/2020	By:	/s/ Sean S. Sullivan
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

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	2/26/2020
Joshua W. Sapan	(Principal Executive Officer)

/s/ Sean S. Sullivan	Executive Vice President and Chief Financial Officer	2/26/2020
Sean S. Sullivan	(Principal Financial Officer)

/s/ Christian B. Wymbs	Executive Vice President and Chief Accounting Officer	2/26/2020
Christian B. Wymbs	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	2/26/2020
Charles F. Dolan

/s/ William J. Bell	Director	2/26/2020
William J. Bell

/s/ James L. Dolan	Director	2/26/2020
James L. Dolan

/s/ Kristin A. Dolan	Director	2/26/2020
Kristin A. Dolan

Name	Title	Date

/s/ Marianne Dolan Weber	Director	2/26/2020
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	2/26/2020
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	2/26/2020
Thomas C. Dolan

/s/ Jonathan F. Miller	Director	2/26/2020
Jonathan F. Miller

/s/ Brian G. Sweeney	Director	2/26/2020
Brian G. Sweeney

/s/ Vincent Tese	Director	2/26/2020
Vincent Tese

/s/ Leonard Tow	Director	2/26/2020
Leonard Tow

/s/ David E. Van Zandt	Director	2/26/2020
David E. Van Zandt

/s/ Carl E. Vogel	Director	2/26/2020
Carl E. Vogel

/s/ Robert C. Wright	Director	2/26/2020
Robert C. Wright

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and the related financial statement Schedule II referred to in Item 15 (a)(2) (collectively, the consolidated financial statements), and our report, dated February 26, 2020, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:
Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and the related financial statement Schedule II referred to in Item 15 (a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company (i) changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (ASC 842), effective January 1, 2019, and (ii) changed its method of accounting for revenue due to the adoption of ASU No.2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the carrying value of goodwill in the AMC Networks International (AMCNI) reporting unit
As discussed in note 10 to the consolidated financial statements, the Company’s goodwill balance for its International and Other segment was $464.9 million at December 31, 2019, which includes the AMCNI reporting unit. The Company performs goodwill impairment testing on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. In connection with its 2019 annual impairment test, the Company recognized a charge of $98.0 million to reduce the carrying value of the AMCNI reporting unit to its fair value.

We identified the assessment of the carrying value of goodwill in the AMCNI reporting unit as a critical audit matter. Revenue growth rates and the discount rate used by the Company to estimate the fair value of the reporting unit involved challenging auditor judgments, and have a significant effect on the Company’s assessment of the carrying value of the reporting unit’s goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested internal controls over the Company’s goodwill impairment assessment process, including controls related to the selection of relevant assumptions used to estimate the fair value of the reporting unit, such as revenue growth rates and the discount rate. We performed sensitivity analyses over the revenue growth rates and discount rate assumptions to assess their potential impact on the Company’s determination of the fair value of the reporting unit. We evaluated the Company’s forecasted reporting unit revenue growth rate assumptions by comparing the assumptions to the reporting unit’s historical revenue growth rates, to projected revenue growth rates for guideline companies, and to projected television broadcasting revenue growth rates published by a third-party. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skill and knowledge who assisted in:
•evaluating the Company’s discount rate, by comparing it to a discount rate range that we independently developed using publicly available market data for comparable entities; and
•evaluating the Company’s estimated fair value of the reporting unit, by comparing it to a range of indicative fair values that we independently developed using the reporting unit’s cash flow forecast, our independently developed discount rate range, and publicly available market multiples for comparable entities.
Assessment of the amortization of owned original program rights
As discussed in note 6 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2019 was $548.7 million. Owned original program rights costs are amortized over their estimated useful lives, commencing upon the first airing, based on attributable revenue to-date as a percentage of total projected attributable revenue (ultimate revenues) under the individual-film-forecast-computation method. The Company bases its estimates of projected ultimate revenues primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on the Company’s expectation of future exhibitions. The Company reviews ultimate revenue estimates and projected program usage and revises assumptions, if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value.
We identified the assessment of ultimate revenues used in the amortization of owned original program rights as a critical audit matter. The assumptions used by the Company to determine ultimate revenues involved especially challenging auditor judgment as they involve subjective assessments about future distribution (subscription fee revenues and content licensing revenues) and advertising revenues. Changes in those assumptions could have a significant effect on the carrying amount of the Company’s owned original program rights and associated current period program rights amortization expense.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ultimate revenue forecasting process, including controls related to the development of assumptions used in determining projected attributable distribution revenue and attributable advertising revenue. We compared the Company’s historical projections of attributable distribution and advertising revenues to actual results to assess the Company’s ability to accurately project ultimate revenues. For a selection of owned original programming series, we evaluated (1) projected attributable subscription fee revenue, by comparing the Company’s assumptions for projected subscribers and rates to recent actual subscriber and rate trends and terms of existing distribution agreements, (2) projected attributable content licensing revenue, by comparing expected licensing fees to contractual terms of existing agreements and recent historical trends of sales and usage based royalties, (3) projected attributable advertising revenue, by comparing the underlying pricing and ratings assumptions to recent historical trends, and (4) projected program usage by comparing historical projections to actual usage, to assess the company’s ability to accurately project program usage, and compared projected program usage to historical trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
New York, New York
February 26, 2020

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$816,170	$554,886
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $5,733 and $10,788)	857,143	835,977
Current portion of program rights, net	426,624	440,739
Prepaid expenses and other current assets	230,360	131,809
Total current assets	2,330,297	1,963,411
Property and equipment, net of accumulated depreciation of $347,302 and $293,918	283,752	246,262
Program rights, net	1,038,060	1,214,051
Intangible assets, net	524,531	578,907
Goodwill	701,980	798,037
Deferred tax assets, net	51,545	19,272
Operating lease right-of-use assets	170,056	—
Other assets	496,465	458,623
Total assets	$5,596,686	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,306	$107,066
Accrued liabilities	251,214	264,918
Current portion of program rights obligations	304,692	343,589
Deferred revenue	63,921	55,424
Current portion of long-term debt	56,250	21,334
Current portion of lease obligations	33,959	5,090
Total current liabilities	804,342	797,421
Program rights obligations	239,813	373,249
Long-term debt, net	3,039,979	3,088,221
Lease obligations	211,047	21,427
Deferred tax liability, net	136,911	145,443
Other liabilities	163,638	208,036
Total liabilities	4,595,730	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	309,451	299,558
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,886 and 63,255 shares issued and 44,078 and 44,749 shares outstanding, respectively	639	633
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	286,491	239,767
Accumulated earnings	1,609,428	1,228,942
Treasury stock, at cost (19,808 and 18,507 shares Class A Common Stock, respectively)	(1,063,181)	(992,583)
Accumulated other comprehensive loss	(167,711)	(160,194)
Total AMC Networks stockholders' equity	665,781	316,680
Non-redeemable noncontrolling interests	25,724	28,528
Total stockholders' equity	691,505	345,208
Total liabilities and stockholders' equity	$5,596,686	$5,278,563
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2019	2018	2017
Revenues, net	$3,060,321	$2,971,929	$2,805,691
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,506,985	1,445,949	1,341,076
Selling, general and administrative	679,444	657,457	613,342
Depreciation and amortization	101,098	91,281	94,638
Impairment and related charges	106,603	4,486	28,148
Restructuring and other related charges	40,914	45,847	6,128
Total operating expenses	2,435,044	2,245,020	2,083,332
Operating income	625,277	726,909	722,359
Other income (expense):
Interest expense	(157,798)	(154,993)	(134,001)
Interest income	24,707	19,180	14,704
Loss on extinguishment of debt	—	—	(3,004)
Miscellaneous, net	(6,000)	29,177	40,320
Total other income (expense)	(139,091)	(106,636)	(81,981)
Income from operations before income taxes	486,186	620,273	640,378
Income tax expense	(78,470)	(156,306)	(150,741)
Net income including noncontrolling interests	407,716	463,967	489,637
Net income attributable to noncontrolling interests	(27,230)	(17,780)	(18,321)
Net income attributable to AMC Networks' stockholders	$380,486	$446,187	$471,316

Net income per share attributable to AMC Networks' stockholders:
Basic	$6.77	$7.68	$7.26
Diluted	$6.67	$7.57	$7.18

Weighted average common shares:
Basic	56,205	58,066	64,905
Diluted	57,037	58,947	65,625

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2019	2018	2017
Net income including noncontrolling interests	$407,716	$463,967	$489,637
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,272)	(41,716)	76,023
Unrealized loss on interest rate swaps	(1,609)	(356)	(35)
Unrealized gain on available for sale securities	—	—	5,398
Amounts reclassified from accumulated other comprehensive loss	—	(370)	—
Other comprehensive income (loss), before income taxes	(7,881)	(42,442)	81,386
Income tax benefit (expense)	364	45	(1,974)
Other comprehensive income (loss), net of income taxes	(7,517)	(42,397)	79,412
Comprehensive income	400,199	421,570	569,049
Comprehensive income attributable to noncontrolling interests	(27,078)	(16,044)	(21,430)
Comprehensive income attributable to AMC Networks' stockholders	$373,121	$405,526	$547,619
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity (Deficiency)	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2016	624	115	$142,798	$295,409	$(275,230)	$(193,798)	$(30,082)	$28,438	$(1,644)
Net income attributable to AMC Networks' stockholders	—	—	—	471,316	—	—	471,316	—	471,316
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	524	524
Distribution to noncontrolling member	—	—	—	—	—	—	—	(3,070)	(3,070)
Treasury stock not yet settled	—	—	(995)	—	—	—	(995)	—	(995)
Settlement of treasury stock	—	—	10,454	—	—	—	10,454	—	10,454
Other comprehensive income	—	—	—	—	—	79,412	79,412	3,109	82,521
Share-based compensation expense	—	—	53,545	—	—	—	53,545	—	53,545
Treasury stock acquired	—	—	—	—	(434,210)	—	(434,210)	—	(434,210)
Restricted stock units converted to shares	3	—	(14,499)	—	—	—	(14,496)	—	(14,496)
Balance, December 31, 2017	627	115	191,303	766,725	(709,440)	(114,386)	134,944	29,001	163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	446,187	—	—	446,187	—	446,187
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,756	2,756
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,847)	(2,847)
Noncontrolling interests acquired	—	—	—	—	—	—	—	1,354	1,354
Cumulative effects of adoption of accounting standards	—	—	—	16,030	—	(3,411)	12,619	—	12,619
Treasury stock not yet settled	—	—	(985)	—	—	—	(985)	—	(985)
Settlement of treasury stock	—	—	995	—	—	—	995	—	995
Other comprehensive income	—	—	—	—	—	(42,397)	(42,397)	(1,736)	(44,133)
Share-based compensation expense	—	—	60,979	—	—	—	60,979	—	60,979
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Treasury stock acquired	—	—	—	—	(283,143)	—	(283,143)	—	(283,143)
Restricted stock units converted to shares	6	—	(16,842)	—	—	—	(16,836)	—	(16,836)
Balance, December 31, 2018	633	115	239,767	1,228,942	(992,583)	(160,194)	316,680	28,528	345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	380,486	—	—	380,486	—	380,486
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,911	4,911
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,438)	(3,438)
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	(4,429)	(4,429)
Settlement of treasury stock	—	—	985	—	—	—	985	—	985
Other comprehensive income	—	—	—	—	—	(7,517)	(7,517)	152	(7,365)
Share-based compensation expense	—	—	64,133	—	—	—	64,133	—	64,133
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	—	—	(70,598)	—	(70,598)	—	(70,598)
Restricted stock units converted to shares	6	—	(23,024)	—	—	—	(23,018)	—	(23,018)
Balance, December 31, 2019	639	115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$407,716	$463,967	$489,637
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	101,098	91,281	94,638
Impairment and related charges	106,603	4,486	17,112
Share-based compensation expense related to equity classified awards	64,133	60,979	53,545
Non-cash restructuring and other related charges	14,098	7,440	—
Amortization and write-off of program rights	974,835	961,134	954,238
Amortization of deferred carriage fees	21,587	17,342	17,605
Unrealized foreign currency transaction (gain) loss	(16,325)	2,057	(15,258)
Unrealized (gain) on derivative contracts, net	—	(43,476)	(27,233)
Amortization of deferred financing costs and discounts on indebtedness	8,007	7,715	8,436
Loss on extinguishment of debt	—	—	3,004
Bad debt expense	12,641	7,399	3,567
Deferred income taxes	(38,916)	33,367	(48,665)
Write-down of non-marketable equity securities and note receivable	20,206	—	—
Other, net	(2,832)	5,311	(11,014)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(43,345)	(52,106)	(74,561)
Prepaid expenses and other assets	(142,303)	(2,789)	(59,979)
Program rights and obligations, net	(969,900)	(978,763)	(996,816)
Income taxes payable	1,219	(17,006)	(21,966)
Deferred revenue	8,667	(6,392)	(11,553)
Deferred carriage fees, net	(15,033)	(4,250)	(4,617)
Accounts payable, accrued liabilities and other liabilities	(28,408)	48,851	15,609
Net cash provided by operating activities	483,748	606,547	385,729
Cash flows from investing activities:
Capital expenditures	(91,604)	(89,802)	(80,049)
Return of capital from investees	5,380	4,088	2,447
Investments in and loans to investees	(3,483)	(90,081)	(53,000)
Payments for acquisition of a business, net of cash acquired	—	(84,389)	—
Net cash used in investing activities	(89,707)	(260,184)	(130,602)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,521	289	1,536,000
Principal payments on long-term debt	(22,988)	—	(1,257,965)
Payments for financing costs	—	—	(10,405)
Deemed repurchase of restricted stock units	(23,018)	(16,836)	(14,496)
Purchase of treasury stock	(70,598)	(283,143)	(434,210)
Proceeds from stock option exercises	4,630	4,317	—
Principal payments on finance lease obligations	(5,115)	(4,938)	(4,573)
Distributions to noncontrolling interest	(15,558)	(14,296)	(18,561)
Net cash used in financing activities	(131,126)	(314,607)	(204,210)
Net increase in cash and cash equivalents from operations	262,915	31,756	50,917
Effect of exchange rate changes on cash and cash equivalents	(1,631)	(35,653)	26,477
Cash and cash equivalents at beginning of year	554,886	558,783	481,389
Cash and cash equivalents at end of year	$816,170	$554,886	$558,783
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV in the U.S.; and AMC and IFC in Canada. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMCNI, the Company's international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD consisting of the Company's targeted subscription streaming services: Acorn TV, Shudder, Sundance Now, and UMC; Levity, our production services and comedy venues business; and IFC Films, the Company's independent film distribution business.
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
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results as of and for the years ended December 31, 2019 and 2018 reflect the application of the new standard, while the reported results for 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
The Company primarily earns revenue from the distribution of its programming services, including licensing of its programming and other content, and advertising. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 3 Revenue Recognition.
Adoption of Lease Standard
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective approach and effective date method. In addition, the Company elected the package of practical expedients, permitted under the transition guidance within the new standard, which among other things, allowed for the carry forward of the historical classification of leases. The adoption of the new standard resulted in additional net lease assets of $180.0 million (which is net

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the historical deferred rent liability balance of $57.0 million) and lease liabilities of $237.0 million, respectively, as of January 1, 2019. The new standard did not materially impact our consolidated net income or cash flows. See Note 15 for further discussion regarding leases.
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
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $180.3 million, $196.0 million and $200.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income.
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
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company's international subsidiaries is the local currency. Assets and liabilities, including intercompany balances for which settlement is anticipated in the foreseeable future, are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded as a component of other comprehensive income ("OCI") in the consolidated statements of stockholders' equity.
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized realized and unrealized foreign currency transaction gains (losses) of $11.1 million, $(6.8) million and $15.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2019 and 2018, the Company had $273.0 million and $182.1 million, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.

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
Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue, or ultimate revenue (individual-film-forecast-computation method). Projected attributable revenue is based on previously generated revenues for similar content in established markets, primarily consisting of distribution and advertising revenues, and projected program usage. Projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to fair value. Any capitalized development costs for programs that the Company determines will not be produced are written off.
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. See Note 6 for further discussion regarding program rights write-offs.
Investments
Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. The Company applies the measurement alternative to fair value for equity securities without readily determinable far values, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. All gains and losses related to equity securities are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income.
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company's portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. See Note 8 for further discussion regarding investments.
Long-Lived Assets and Amortizable Intangible Assets
Property and equipment are carried at cost. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under finance leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization in the consolidated statements of income.
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
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. See Note 10 for further discussion regarding goodwill impairment.
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
Deferred Carriage Fees
Deferred carriage fees, included in other assets in the consolidated balance sheets, represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement (up to 10 years).
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
Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and estimates with regard to the liability for unrecognized tax benefits resulting from uncertain tax positions. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. The Company provides deferred taxes for the outside basis difference for its investment in partnerships and uses the deferral method to recognize the income tax benefit from investment tax credits. Global low taxed intangible income (“GILTI”) tax is treated as a period expense. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 17 for further discussion regarding commitments and contingencies.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2019, two customers accounted for 16% and 10%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets). As of December 31, 2018, two customers accounted for 13% and 12%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year.
Redeemable Noncontrolling Interests
Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and stockholders' equity in the Company's consolidated balance sheet at the greater of their initial carrying amount, increased or decreased for contributions, distributions and the noncontrolling interest's share of net income or loss, or redemption value.
Net Income per Share
The consolidated statements of income present basic and diluted net income per share ("EPS"). Basic EPS is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks outstanding equity-based awards.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Basic weighted average shares outstanding	56,205	58,066	64,905
Effect of dilution:
Stock options	14	15	1
Restricted stock units	818	866	719
Diluted weighted average shares outstanding	57,037	58,947	65,625
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
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2019, the Company repurchased 1.3 million shares of its Class A common stock at an average purchase price of $54.24 per share. As of December 31, 2019, the Company has $488.8 million available for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2016	57,079	11,484
Share repurchases	(7,790)	—
Employee and non-employee director stock transactions*	312	—
Balance at December 31, 2017	49,601	11,484
Share repurchases	(5,386)	—
Employee and non-employee director stock transactions*	534	—
Balance at December 31, 2018	44,749	11,484
Share repurchases	(1,302)	—
Employee and non-employee director stock transactions*	631	—
Balance at December 31, 2019	44,078	11,484
*Reflects common stock activity in connection with restricted stock units and stock options granted to employees, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking "expected loss" model that would generally result in the earlier recognition of allowances for losses. This ASU is effective for the first quarter of 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 changes the disclosure requirements for fair value measurements and is effective for the first quarter of 2020. ASU 2018-13 changes disclosure requirements related to transfers between Level I and II assets, as well as several aspects surrounding the valuation process and unrealized gains and losses related to Level III assets. The adoption of the modified disclosure requirements will not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the income statement as the fees associated with the hosting element (service) of the arrangement. The changes in this standard are effective for the first quarter of 2020. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The changes in this standard are effective for the first quarter of 2020. The Company will adopt the updated accounting guidance prospectively in the first quarter of 2020. Following adoption, the Company will present all program rights, including capitalized costs of acquired programming rights, as noncurrent assets in the consolidated balance sheet. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 - Income Taxes. These changes are effective for first quarter of 2021 with early adoption permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient in the guidance, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.
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
The Company primarily earns revenue from the distribution of its programming services, including licensing of its programming and other content, and advertising. The Company’s revenue recognition policies summarizing the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are described below.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company recognizes revenue for the fixed consideration over the minimum guarantee period and recognizes variable fees only when cumulative consideration exceeds the minimum guarantee.
Subscription revenue from AMC Networks SVOD services, consisting of the Company's targeted subscription streaming services: Acorn TV, Shudder, Sundance Now, and UMC, is recognized as the streaming service is provided to customers.
Content licensing revenue: The Company licenses its original programming content to certain distributors, including under subscription video on-demand ("SVOD"), pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. Under these arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the content is delivered to the licensee and the license period has begun. The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series or a film. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes.
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
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2019	December 31, 2018
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,121,834	$1,018,105
Contract assets, short-term (included in Other current assets)	7,283	9,131
Contract assets, long-term (included in Other assets)	9,964	8,136
Contract liabilities (Deferred revenue)	63,921	55,424
(a)Revenue recognized for the twelve months ended December 31, 2019 relating to the contract liability at December 31, 2018 was $50.2 million.
Note 4. Impairment and Related Charges
In 2019, the Company incurred impairment charges of $106.6 million, consisting of $98.0 million related to goodwill impairment associated with the AMCNI reporting unit, and $8.6 million related to impairments of intangibles and property and equipment associated with the sale of a subsidiary.
In connection with the preparation of the fourth quarter financial information, the Company performed its annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $98.0 million for the year ended December 31, 2019, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.
In 2018, AMCNI recognized a $4.5 million charge, primarily related to program rights, in connection with the disposition of a business.
In 2017, the Company completed the sale of its Amsterdam-based media logistics business, AMCNI – DMC. In connection with the sale, the Company recognized a pre-tax loss of $11.0 million and an impairment charge of $17.1 million to reflect the AMCNI – DMC assets held for sale at fair value less estimated sale costs, which are included in impairment and related charges in the consolidated statement of income for the year ended December 31, 2017.
Note 5. Restructuring and Other Related Charges
Restructuring and other related charges of $40.9 million for the year ended December 31, 2019 related to the management restructuring, which commenced in the third quarter of 2019, and the AMC Networks SVOD organization restructuring, which commenced in the second quarter of 2019. In connection with each of these restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In connection with restructuring initiative related to the management team, the Company incurred restructuring charges for severance and other personnel related costs of $26.0 million, of which $13.5 million was attributable to the National

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Networks segment and $12.5 million was attributable to the International and Other segment. The Company expects additional restructuring charges in the first quarter of 2020.
In connection with the AMC Networks SVOD restructuring, management made certain organization changes within the owned subscription streaming services businesses. The restructuring combined the owned subscription streaming services under one management team. As a result, the Company incurred restructuring charges of $1.9 million related to severance and other personnel related costs.
In connection with the organization changes in the AMC Networks SVOD business, the Company implemented changes to its strategy for owned subscription streaming services, including programming that will no longer be made available. As a result, the Company incurred other charges of $13.0 million related to the write-off of programming associated with the reorganization and change in strategy.
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
During 2017, the Company incurred restructuring expense related to corporate headquarters severance costs and charges incurred at AMCNI related to costs associated with the termination of distribution in certain territories.
The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2019	2018	2017
National Networks	$13,453	$17,160	$(53)
International and Other	28,084	35,189	6,181
Inter-segment Eliminations	(623)	(6,502)	—
Total restructuring and other related charges	$40,914	$45,847	$6,128

The following table summarizes the restructuring and other related charges recognized for the three years:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Restructuring charges	$27,897	$45,847	$6,128
Other related charges	13,017	—	—
Total restructuring and other related charges	$40,914	$45,847	$6,128

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2017	$1,212	$24	$1,236
Charges	35,965	9,882	45,847
Other	(137)	(745)	(882)
Cash payments	(3,257)	(297)	(3,554)
Non-cash adjustments	—	(7,440)	(7,440)
Currency translation	(9)	(9)	(18)
Balance at December 31, 2018	33,774	1,415	35,189
Charges	26,132	1,765	27,897
Other	(612)	(1,480)	(2,092)
Cash payments	(31,897)	(414)	(32,311)
Non-cash adjustments	—	(1,081)	(1,081)
Currency translation	10	16	26
Balance at December 31, 2019	$27,407	$221	$27,628
Accrued restructuring and other related costs of $27.6 million are included in accrued liabilities in the consolidated balance sheet at December 31, 2019.
Note 6. Program Rights and Obligations
Program Rights
Owned original program rights, net is comprised of $334.5 million of completed programming and $214.2 million of in-production programming at December 31, 2019 and is included as a component of long-term program rights, net in the consolidated balance sheet. The Company estimates that approximately 87% of unamortized owned original programming costs, as of December 31, 2019, will be amortized within the next three years. The Company expects to amortize approximately $173.2 million of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $40.9 million, $50.5 million and $49.4 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively.
Program Rights Obligations
Amounts payable subsequent to December 31, 2019 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2020	$304,692
2021	125,189
2022	70,803
2023	26,500
2024	15,678
Thereafter	1,643
$544,505

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of consideration transferred	$41,513
Fair value of previously held interest	130,890
Fair value of redeemable noncontrolling interest	103,359
$275,762
Allocation to net assets acquired:
Cash	3,360
Accounts receivable	16,316
Prepaid expenses and other current assets	963
Programming rights	69,775
Property and equipment	2,841
Other assets (equity method investments)	38,800
Intangible assets	126,600
Accounts payable	(12,008)
Accrued liabilities	(42,935)
Debt	(25,187)
178,525
Goodwill	97,237
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In thousands, except per share data)	Pro forma Financial Information for the Year Ended December 31,
	2018	2017
Revenues, net	$3,087	$3,033
Income from operations, net of income taxes	$426	$459
Net income per share, basic	$7.34	$7.06
Net income per share, diluted	$7.23	$6.99
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
Note 8. Investments
Equity Method Investments
Equity method investments were $69.1 million and $90.9 million at December 31, 2019 and 2018, respectively, and are included in Other assets in the consolidated balance sheets. In December 2019, one of the Company's equity method investments had a call option exercised to purchase the Company's interest in the joint venture. The call price of $20.0 million is equal to the Company's initial investment. The Company reclassified its investment in the joint venture to other receivables (current and noncurrent) as of December 31, 2019. In September 2018, the Company recognized an impairment charge of $3.5 million related to the partial write-down of an equity method investment, which is included in miscellaneous, net in the consolidated statement of income.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2019, the Company purchased an additional interest in one of its marketable equity securities of $3.5 million. Investments in marketable equity securities were $4.4 million at December 31, 2019 and $1.2 million at December 31, 2018 and are included in Other assets in the consolidated balance sheets.
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
In 2018, the Company made an investment in fuboTV Inc. of $25.0 million, and provided a senior secured term loan to fuboTV Inc. of $25.0 million with a maturity date of April 6, 2023.
The Company recognized impairment charges of $20.2 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively, related to the partial write-down of certain non-marketable equity securities, included in miscellaneous, net in the consolidated statements of income.
Investments in non-marketable equity securities were $61.8 million at December 31, 2019 and $71.8 million at December 31, 2018 and are included in Other assets in the consolidated balance sheets.
Note 9. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2019	2018
Program, service and test equipment	$296,680	$250,328	5 years
Satellite equipment	46,871	46,368	Term of lease
Furniture and fixtures	29,811	29,421	3 to 8 years
Transmission equipment	76,604	58,710	5 years
Leasehold improvements	181,088	155,353	Term of lease
Property and equipment	631,054	540,180
Accumulated depreciation and amortization	(347,302)	(293,918)
Property and equipment, net	$283,752	$246,262
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $54.9 million, $48.3 million and $47.6 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2019	2018
Satellite equipment	$46,871	$46,368
Less accumulated amortization	(31,158)	(26,808)
	$15,713	$19,560

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2017	$239,759	$455,399	$695,158
Additions	—	123,865	$123,865
Amortization of "second component" goodwill	(1,328)	—	(1,328)
Foreign currency translation	—	(19,658)	(19,658)
December 31, 2018	238,431	559,606	798,037
Impairment charge	—	(97,996)	(97,996)
Purchase accounting adjustments	—	(2,414)	(2,414)
Amortization of "second component" goodwill	(1,328)	—	(1,328)
Foreign currency translation	—	5,681	5,681
December 31, 2019	$237,103	$464,877	$701,980
As of December 31, 2019, the accumulated impairment charges totaled $98.0 million.
The increase in the carrying amount of goodwill in 2018 for the International and Other segment relates to the acquisitions of RLJE and Levity (see Note 7).
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
We performed a quantitative assessment for our International Programming Networks reporting unit. The fair value was determined using a combination of an income approach, using a discounted cash flow model (DCF), and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company financial multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Based on the valuations performed, in response to current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $98.0 million related to the AMCNI reporting unit.
No impairment charge was required for any of the Company's other reporting units.
The determination of fair value of the Company's AMCNI reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets. Changes to assumptions that would decrease the fair value of the reporting unit would result in corresponding increases to the impairment of goodwill at the reporting unit.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2019			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$616,197	$(232,193)	$384,004	6 to 25 years
Advertiser relationships	46,282	(21,820)	24,462	11 years
Trade names	113,075	(17,997)	95,078	3 to 20 years
Other amortizable intangible assets	2,798	(1,711)	1,087	5 to 11 years
Total amortizable intangible assets	778,352	(273,721)	504,631
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,252	$(273,721)	$524,531
(In thousands)	December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$620,771	$(198,500)	$422,271
Advertiser relationships	46,282	(17,613)	28,669
Trade names	118,772	(17,971)	100,801
Other amortizable intangible assets	13,643	(6,377)	7,266
Total amortizable intangible assets	799,468	(240,461)	559,007
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$819,368	$(240,461)	$578,907

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2019, 2018 and 2017 was $46.2 million, $43.0 million and $47.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2020	$47,016
2021	46,579
2022	45,937
2023	45,502
2024	45,432
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's 2019 annual impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company's identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Employee related costs	$89,753	$100,729
Participations and residuals	70,682	70,955
Interest	29,767	30,018
Other accrued expenses	61,012	63,216
Total accrued liabilities	$251,214	$264,918

Note 12. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2019	December 31, 2018
Senior Secured Credit Facility:
Term Loan A Facility	$731,250	$750,000
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	600,000	600,000
Other debt	—	2,584
Total long-term debt	3,131,250	3,152,584
Unamortized discount	(24,351)	(29,181)
Unamortized deferred financing costs	(10,670)	(13,848)
Long-term debt, net	3,096,229	3,109,555
Current portion of long-term debt	56,250	21,334
Noncurrent portion of long-term debt	$3,039,979	$3,088,221
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
The revolving credit facility was not drawn upon at December 31, 2019. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2019.
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
The 4.75% Notes due 2022 may be redeemed, in whole or in part, at a redemption price equal to 100.792% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on December 15, 2020.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2019 are as follows:

(In thousands)
Years Ending December 31,
2020	$56,250
2021	75,000
2022	675,000
2023	525,000
2024	1,000,000
Thereafter	800,000
Other Debt
As a result of the acquisition of Levity, the Company has two lines of credit totaling $5 million. The lines of credit bear interest at the greater of 3.5% or the prime rate and mature on March 22, 2020. There were no outstanding borrowings on either line of credit as of December 31, 2019.
Subsequent Event - Partial Redemption of 4.75% Notes due 2022
On February 3, 2020 the Company announced its intention to redeem $200 million of the outstanding $600 million principal amount of its 4.75% Notes due 2022. The 4.75% Notes due 2022 will be redeemed on March 4, 2020 (the "Redemption Date") at a redemption price of 100.792% of the principal amount of the 4.75% Notes due 2022, plus accrued and unpaid interest to, but excluding, the Redemption Date.
Note 13. Fair Value Measurement
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I—Quoted prices for identical instruments in active markets.
•Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III—Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2019:
Assets:
Cash equivalents	$191,214	$—	$—	$191,214
Marketable securities	4,448	—	—	4,448
Foreign currency derivatives	—	1,884	—	1,884
Liabilities:
Interest rate swap contracts	—	1,966	—	1,966
Foreign currency derivatives	—	1,888	—	1,888
At December 31, 2018:
Assets:
Cash equivalents	$68,498	$—	$—	$68,498
Marketable securities	1,173	—	—	1,173
Foreign currency derivatives	—	3,509	—	3,509
Liabilities:
Interest rate swap contracts	—	356	—	356
Foreign currency derivatives	—	3,121	—	3,121
The Company's cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's interest rate swap contracts and foreign currency derivatives are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
At December 31, 2019, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$723,560	$724,303
4.75% Notes due August 2025	788,247	803,000
5.00% Notes due April 2024	988,609	1,020,000
4.75% Notes due December 2022	595,813	605,250
Other debt	—	—
	$3,096,229	$3,152,553

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	December 31, 2018
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$739,710	$738,750
4.75% Notes due August 2025	786,458	720,000
5.00% Notes due April 2024	986,275	947,500
4.75% Notes due December 2022	594,528	580,500
Other debt	2,584	2,584
	$3,109,555	$2,989,334
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
As of December 31, 2019, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The Company's outstanding interest rate swap contracts mature in December 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Derivatives
During 2018, the Company exercised RLJE Warrants (See Note 7). In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (prior to the acquisition) is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock were remeasured at the end of each period with changes in fair value recorded in the consolidated statement of income.
For the years ended December 31, 2018 and 2017, the Company recorded a gain of $30.2 million and $20.2 million, respectively, related to the RLJE Warrants which is included in miscellaneous, net in the consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	December 31,
		2019	2018
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$1,966	$356
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$891	$1,452
Foreign currency derivatives	Other assets	993	2,057
Liabilities:
Foreign currency derivatives	Accrued liabilities	$687	$700
Foreign currency derivatives	Other liabilities	1,202	2,421
The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1,609)	$(356)	Interest expense	$295	$—
(a)There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2019 and 2018.
The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2019	2018	2017
Interest rate swap contracts	Interest expense	$—	$(1,444)	$3
Foreign currency derivatives	Miscellaneous, net	301	1,279	(2,958)
Other derivatives	Miscellaneous, net	—	42,092	24,223
Total		$301	$41,927	$21,268

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Leases
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
The following table summarizes the leases included in the consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$170,056
Finance	Property and equipment, net	15,713
Total lease assets		$185,769
Liabilities
Current:
Operating	Current portion of lease obligations	$30,171
Finance	Current portion of lease obligations	3,788
		33,959
Noncurrent:
Operating	Lease obligations	193,570
Finance	Lease obligations	17,477
		211,047

Total lease liabilities		$245,006
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the consolidated statement of income:

(In thousands)	Income Statement Location	December 31, 2019
Operating lease costs	SG&A expenses	$33,184
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,472
Interest on lease liabilities	Net interest expense	2,513
Short term lease costs	SG&A expenses	3,309
Variable lease costs	SG&A expenses	1,068
Total net lease costs		$42,546

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the maturity of lease liabilities for operating and finance leases:

(In thousands)	Operating Leases	Finance Leases	Total
2020	$39,446	$5,863	$45,309
2021	32,681	4,389	37,070
2022	34,330	4,416	38,746
2023	34,915	4,442	39,357
2024	34,391	4,469	38,860
Thereafter	92,963	5,197	98,160
Total lease payments	268,726	28,776	297,502
Less: Interest	44,990	7,506	52,496
Present value of lease liabilities	$223,736	$21,270	$245,006

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

December 31, 2019
Weighted average remaining lease term (years):
Operating leases	7.7
Finance leases	5.9
Weighted average discount rate:
Operating leases	4.8%
Finance leases	10.5%

The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

December 31, 2019
Operating cash flows from operating leases	$26,758
Financing cash flows from finance leases	$5,115

Rent expense for the years ended December 31, 2019, 2018 and 2017 amounted to $38.8 million, $38.0 million and $31.7 million, respectively.
Note 16. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Domestic	$529,451	$587,346	$618,955
Foreign	(43,265)	32,927	21,423
Total	$486,186	$620,273	$640,378

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income tax expense attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Current expense:
Federal	$81,459	$80,360	$162,639
State	12,657	13,663	14,301
Foreign	24,608	25,001	17,382
	118,724	119,024	194,322
Deferred expense (benefit):
Federal	(2,216)	34,636	(38,416)
State	(98)	3,627	(2,436)
Foreign	(36,602)	(4,896)	(7,813)
	(38,916)	33,367	(48,665)
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(1,338)	3,915	5,084
Income tax expense	$78,470	$156,306	$150,741

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21%	21%	35%
State and local income taxes, net of federal benefit	2	2	2
Effect of foreign operations	2	—	(1)
Effect of rate changes on deferred taxes (a)	—	(2)	(11)
Transition tax, net of foreign taxes deemed paid	—	—	2
Nontaxable income attributable to noncontrolling interests	(1)	(1)	(1)
Changes in the valuation allowance (b)	(4)	3	—
Domestic production activity deduction	—	—	(3)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	—	—	1
Deferral of investment tax credit benefit (c)	(2)
Other	(2)	2	—
Effective income tax rate	16%	25%	24%
(a) The benefits related to effects of rate changes in the years ended December 31, 2018 and 2017, primarily relate to the one-time impact of the change in the corporate tax rate on deferred tax assets and liabilities as enacted by the Tax Cuts and Jobs Act (enacted December 22, 2017) and the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018) and return to provision adjustments.
(b) In the year ended December 31, 2019, the decrease in valuation allowance relates primarily to the expected utilization of foreign net operating loss carryforwards resulting from the reorganization of intellectual property amongst the Company’s international subsidiaries. In the year ended December 31, 2018, the increase in valuation allowance relates primarily to a change in judgement related to U.S. foreign tax credits.
(c) In the year ended December 31, 2019, the deferral of investment tax credit benefit relates to the income tax benefit recognized from investment tax credits recorded using the deferral method of accounting.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2019 and 2018 are as follows:

(In thousands)	December 31,
	2019	2018
Deferred Tax Asset (Liability)
NOLs and tax credit carry forwards	$103,407	$123,487
Compensation and benefit plans	27,835	29,294
Allowance for doubtful accounts	428	981
Fixed assets and intangible assets	37,893	24,150
Accrued interest expense	7,202	8,832
Other liabilities	27,276	24,594
Deferred tax asset	204,041	211,338
Valuation allowance	(59,584)	(95,185)
Net deferred tax asset	144,457	116,153
Prepaid liabilities	(530)	(514)
Fixed assets and intangible assets	(93,300)	(90,960)
Investments in partnerships	(105,062)	(121,156)
Other assets	(30,931)	(29,694)
Deferred tax liability	(229,823)	(242,324)
Total net deferred tax liability	$(85,366)	$(126,171)

At December 31, 2019, the Company had investment tax credit carry forwards of approximately $33.7 million, expiring on various dates from 2031 through 2034 and foreign tax credit carry forwards of approximately $28.9 million, expiring on various dates from 2020 through 2029, which have been reduced by a valuation allowance of $28.1 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $466.7 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJE of approximately $158.5 million and to net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforward of approximately $27.8 million has expiration dates ranging from 2022 through 2037 and has been reduced by a valuation allowance of approximately $9.9 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $45.2 million for these carry forwards have been reduced by a valuation allowance of approximately $20.2 million as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2019 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2019, $1.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2019, the liability for uncertain tax positions was $18.6 million, excluding the related accrued interest liability of $4.6 million and deferred tax assets of $4.1 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2018	$23,169
Increases related to current year tax positions	2,043
Increases related to prior year tax positions	4,880
Decreases related to prior year tax positions	(6,324)
Decreases due to settlements/payments	(4,809)
Decreases due to lapse of statute	(371)
Balance at December 31, 2019	$18,588
Interest expense (net of the related deferred tax benefit) of $1.0 million was recognized during the year ended December 31, 2019 and is included in income tax expense in the consolidated statement of income. At December 31, 2019 and 2018, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2013 and forward.
Note 17. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$933,444	$291,108	$178,419	$51,202	$412,715
Total	$933,444	$291,108	$178,419	$51,202	$412,715
(1)Purchase obligations consist primarily of program rights obligations, participations, residuals, and transmission and marketing commitments.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
judgment seeking the dismissal of the second action which is expected to be fully briefed by March 2, 2020. Pending the outcome of the Company’s motion for summary judgment, the trial is scheduled to begin on June 1, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. Such trial commenced on February 10, 2020 and is expected to conclude on March 9 and 10, 2020. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2019 and 2018 is presented below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2017	$218,604
Net earnings	15,026
Distributions	(11,450)
Additions from acquisitions	77,378
December 31, 2018	299,558
Net earnings	22,320
Distributions	(12,120)
Other	(307)
December 31, 2019	$309,451

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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2019, there are 1,727,879 share awards available for future grant under the 2016 Employee Stock Plan. For the purpose of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, awards containing performance criteria are excluded based on the maximum potential performance target that can be achieved.
 Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 465,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2019, there are 121,345 shares available for future grant under the 2011 Non-Employee Director Plan.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2019:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2017	1,120,041	1,816,147	$62.53
Granted	587,471	887,807	$52.76
Released/Vested	(531,655)	(227,852)	$66.58
Canceled/Forfeited	(294,380)	(91,335)	$59.80
Unvested award balance, December 31, 2018	881,477	2,384,767	$57.49
Granted	371,673	582,282	$61.69
Released/Vested	(410,865)	(519,531)	$60.74
Canceled/Forfeited	(81,854)	(77,617)	$55.85
Unvested award balance, December 31, 2019	760,431	2,369,901	$57.89
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
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2019:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2017	187,446	$53.20
Granted	32,210	$61.38
Released/Vested	—	$—
Vested award balance, December 31, 2018	219,656	$54.40
Granted	34,678	$54.42
Released/Vested	(4,566)	$55.90
Vested award balance, December 31, 2019	249,768	$54.38
Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held unvested AMC Networks stock options for the year ended December 31, 2019:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2017	388,385	$48.26	8.79	$2,260
Exercised	(89,462)	$—
Balance, December 31, 2018	298,923	$48.26	7.79	$1,979
Exercised	(95,962)
Balance, December 31, 2019	202,961	$48.26	6.79	$—
Options exercisable at December 31, 2019	202,961	$48.26	6.79	$—
Options expected to vest in the future	—	$—	—	$—

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(a)The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on the reporting date, as indicated.
Share-based Compensation Expense
The Company recorded share-based compensation expense of $64.1 million, $61.0 million and $53.5 million, reduced for forfeitures, for the years ended December 31, 2019, 2018 and 2017, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2019, there was $70.7 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units and options. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.93 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company. The Company uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits and deficiencies.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax benefits of $0.1 million were recorded for the year ended December 31, 2019 and excess tax deficiencies of $2.0 million, and $2.2 million were recorded for the years ended December 31, 2018 and 2017, respectively.
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
In connection with the long-term incentive awards outstanding, the Company recorded expense of $1.3 million and $7.5 million for the years ended December 31, 2018 and 2017 respectively.
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
Total expense related to all benefit plans was $8.3 million, $5.9 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 21. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revenues, net
AMC Networks Broadcasting & Technology has entered into agreements with MSG Networks to provide various transponder, technical and support services through 2020. Revenues, net from related parties amounted to $4.8 million, $5.6 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $1.0 million, $1.6 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In 2016, AMC Networks entered into an arrangement with the Dolan Family Office, LLC ("DFO"), MSG and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to Charles F. Dolan (the Executive Chairman and a director of the Company and a director of MSG and MSG Networks), James L. Dolan (the Executive Chairman and a director of MSG and MSG Networks and a director of the Company), and the DFO which is controlled by Charles F. Dolan. The Company's share of initial set-up costs and office expenses is not material.
Note 22. Cash Flows
During 2019, 2018 and 2017, the Company's non-cash investing and financing activities and other supplemental data were as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	—	985	995
Exercise of RLJE Warrants	—	20,086	5,001
Capital expenditures incurred but not yet paid	6,270	5,081	5,889
Supplemental Data:
Cash interest paid	151,501	147,710	110,650
Income taxes paid, net	139,994	138,433	219,425

Note 23. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31, 2019
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Loss
Beginning Balance	$(159,920)	$(274)	$—	$(160,194)
Net current-period other comprehensive (loss), before income taxes	(6,272)	(1,609)	—	(7,881)
Income tax expense (benefit)	(11)	375	—	364
Net current-period other comprehensive (loss), net of income taxes	(6,283)	(1,234)	—	(7,517)
Ending Balance	$(166,203)	$(1,508)	$—	$(167,711)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2018
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Available for Sale Investments	Accumulated Other Comprehensive Loss
Beginning Balance	$(118,166)	$369	$3,411	(114,386)
Other comprehensive income before reclassifications	(41,716)	(356)	—	(42,072)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(370)	—	(370)
Net current-period other comprehensive income (loss), before income taxes	(41,716)	(726)	—	(42,442)
Income tax expense (benefit)	(38)	83	—	45
Net current-period other comprehensive income (loss), net of income taxes	(41,754)	(643)	—	(42,397)
Cumulative effect of adoption of accounting standard (a)	—	—	(3,411)	(3,411)
Ending Balance	$(159,920)	$(274)	$—	$(160,194)
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$904,253	$89,659	$(79)	$993,833
Distribution	1,464,791	644,484	(42,787)	2,066,488
Consolidated revenues, net	$2,369,044	$734,143	$(42,866)	$3,060,321
Operating income (loss)	$804,422	$(170,039)	$(9,106)	$625,277
Share-based compensation expense	52,977	11,156	—	64,133
Depreciation and amortization	32,674	68,424	—	101,098
Impairment and related charges	—	106,603	—	106,603
Restructuring and other related charges	13,453	28,084	(623)	40,914
Majority-owned equity investees AOI	—	5,965	—	5,965
Adjusted operating income	$903,526	$50,193	$(9,729)	$943,990
Capital expenditures	$36,199	$55,405	$—	$91,604

(In thousands)	Year Ended December 31, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$944,675	$91,404	$—	$1,036,079
Distribution	1,468,650	506,902	(39,702)	1,935,850
Consolidated revenues, net	$2,413,325	$598,306	$(39,702)	$2,971,929
Operating income (loss)	$825,770	$(93,326)	$(5,535)	$726,909
Share-based compensation expense	48,621	12,358	—	60,979
Depreciation and amortization	33,728	57,553	—	91,281
Impairment and related charges	—	4,486	—	4,486
Restructuring and other related charges	17,160	35,189	(6,502)	45,847
Majority-owned equity investees AOI	$—	3,043	$—	3,043
Adjusted operating income	$925,279	$19,303	$(12,037)	$932,545
Capital expenditures	$16,316	$73,486	$—	$89,802

(In thousands)	Year Ended December 31, 2017
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$959,551	$89,894	$—	$1,049,445
Distribution	1,408,064	367,288	(19,106)	1,756,246
Consolidated revenues, net	$2,367,615	$457,182	$(19,106)	$2,805,691
Operating income (loss)	$817,566	$(88,894)	$(6,313)	$722,359
Share-based compensation expense	43,697	9,848	—	53,545
Depreciation and amortization	33,702	60,936	—	94,638
Impairment and related charges	—	28,148	—	28,148
Restructuring and other related charges	(53)	6,181	—	6,128
Adjusted operating income	$894,912	$16,219	$(6,313)	$904,818
Capital expenditures	$25,333	$54,716	$—	$80,049

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Years Ended December 31,
	2019	2018	2017
Inter-segment revenues
National Networks	$(32,762)	$(33,600)	$(17,634)
International and Other	(10,104)	(6,102)	(1,472)
	$(42,866)	$(39,702)	$(19,106)
One customer within the National Networks segment accounted for approximately 10% revenues, net for the years ended December 31, 2019 and 2018, respectively, and 11% of consolidated revenues, net for the year ended December 31, 2017.
The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Revenue
United States	$2,511,686	$2,389,624	$2,244,057
Europe	382,888	394,235	369,815
Other	165,747	188,070	191,819
	$3,060,321	$2,971,929	$2,805,691
The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2019	2018
Property and equipment, net
United States	$244,175	$202,833
Europe	25,925	27,218
Other	13,652	16,211
	$283,752	$246,262

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 The accounting basis in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

Condensed Consolidating Balance Sheet
December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$169	$574,771	$241,230	$—	$816,170
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	—	588,715	268,428	—	857,143
Current portion of program rights, net	—	270,909	156,385	(670)	426,624
Prepaid expenses, other current assets and intercompany receivable	30,359	257,022	(8,359)	(48,662)	230,360
Total current assets	30,528	1,691,417	657,684	(49,332)	2,330,297
Property and equipment, net	—	217,971	65,781	—	283,752
Investment in affiliates	3,910,121	1,612,507	—	(5,522,628)	—
Program rights, net	—	800,294	238,985	(1,219)	1,038,060
Long-term intercompany notes receivable	—	—	28	(28)	—
Operating lease right-of-use assets	94,263	19,000	56,793	—	170,056
Intangible assets, net	—	151,538	372,993	—	524,531
Goodwill	—	63,954	638,026	—	701,980
Deferred tax asset, net	(66)	—	51,611	—	51,545
Other assets	46,330	179,601	268,908	1,626	496,465
Total assets	$4,081,176	$4,736,282	$2,350,809	$(5,571,581)	$5,596,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$49	$31,103	$63,154	$—	$94,306
Accrued liabilities and intercompany payable	29,770	152,680	117,426	(48,662)	251,214
Current portion of program rights obligations	—	241,673	63,019	—	304,692
Deferred revenue	—	37,775	26,409	(263)	63,921
Current portion of long-term debt	56,250	—	—	—	56,250
Current portion of capital lease obligations	14,012	6,796	13,151	—	33,959
Total current liabilities	100,081	470,027	283,159	(48,925)	804,342
Program rights obligations	—	223,775	16,038	—	239,813
Long-term debt, net	3,039,979	—	—	—	3,039,979
Capital lease obligations	115,243	18,131	77,673	—	211,047
Deferred tax liability, net	134,899	—	2,012	—	136,911
Other liabilities and intercompany notes payable	25,193	119,418	19,055	(28)	163,638
Total liabilities	3,415,395	831,351	397,937	(48,953)	4,595,730
Commitments and contingencies
Redeemable noncontrolling interests	—	(5,190)	314,641	—	309,451
Stockholders' equity:
AMC Networks stockholders' equity	665,781	3,910,121	1,612,507	(5,522,628)	665,781
Non-redeemable noncontrolling interests	—	—	25,724	—	25,724
Total stockholders' equity	665,781	3,910,121	1,638,231	(5,522,628)	691,505
Total liabilities and stockholders' equity	$4,081,176	$4,736,282	$2,350,809	$(5,571,581)	$5,596,686

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$121	$368,151	$186,614	$—	$554,886
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts)	16	600,121	235,840	—	835,977
Current portion of program rights, net	—	292,002	148,955	(218)	440,739
Prepaid expenses, other current assets and intercompany receivable	6,543	158,936	23,549	(57,219)	131,809
Total current assets	6,680	1,419,210	594,958	(57,437)	1,963,411
Property and equipment, net	—	175,040	71,222	—	246,262
Investment in affiliates	3,656,003	1,655,083	—	(5,311,086)	—
Program rights, net	—	969,802	245,862	(1,613)	1,214,051
Long-term intercompany notes receivable	—	—	190	(190)	—
Intangible assets, net	—	161,417	417,490	—	578,907
Goodwill	—	65,282	732,755	—	798,037
Deferred tax asset, net	—	—	19,272	—	19,272
Other assets	—	165,717	292,906	—	458,623
Total assets	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$34,630	$72,436	$—	$107,066
Accrued liabilities and intercompany payable	35,189	173,836	114,943	(59,050)	264,918
Current portion of program rights obligations	—	259,414	84,175	—	343,589
Deferred revenue	—	34,608	20,816	—	55,424
Current portion of long-term debt	18,750	—	2,584	—	21,334
Current portion of capital lease obligations	—	2,941	2,149	—	5,090
Total current liabilities	53,939	505,429	297,103	(59,050)	797,421
Program rights obligations	—	349,814	23,435	—	373,249
Long-term debt, net	3,088,221	—	—	—	3,088,221
Capital lease obligations	—	1,420	20,007	—	21,427
Deferred tax liability, net	140,474	—	4,969	—	145,443
Other liabilities and intercompany notes payable	63,369	98,885	45,972	(190)	208,036
Total liabilities	3,346,003	955,548	391,486	(59,240)	4,633,797
Commitments and contingencies
Redeemable noncontrolling interests	—	—	299,558	—	299,558
Stockholders' deficiency:
AMC Networks stockholders' equity	316,680	3,656,003	1,655,083	(5,311,086)	316,680
Non-redeemable noncontrolling interests	—	—	28,528	—	28,528
Total stockholders' equity	316,680	3,656,003	1,683,611	(5,311,086)	345,208
Total liabilities and stockholders' equity	$3,662,683	$4,611,551	$2,374,655	$(5,370,326)	$5,278,563

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,122,212	$954,534	$(16,425)	$3,060,321
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	939,507	572,733	(5,255)	1,506,985
Selling, general and administrative	19	429,732	260,433	(10,740)	679,444
Depreciation and amortization	—	49,794	51,304	—	101,098
Impairment and related charges	—	—	106,603	—	106,603
Restructuring and other related charges	—	35,507	5,407	—	40,914
Total operating expenses	19	1,454,540	996,480	(15,995)	2,435,044
Operating income	(19)	667,672	(41,946)	(430)	625,277
Other income (expense):
Interest expense, net	(154,718)	14,078	7,549	—	(133,091)
Share of affiliates' income (loss)	623,278	(49,205)	—	(574,073)	—
Miscellaneous, net	(525)	749	(6,654)	430	(6,000)
Total other income (expense)	468,035	(34,378)	895	(573,643)	(139,091)
Income from operations before income taxes	468,016	633,294	(41,051)	(574,073)	486,186
Income tax expense	(87,531)	(10,016)	19,077	—	(78,470)
Net income including noncontrolling interests	380,485	623,278	(21,974)	(574,073)	407,716
Net income attributable to noncontrolling interests	—	—	(27,230)	—	(27,230)
Net income attributable to AMC Networks' stockholders	$380,485	$623,278	$(49,204)	$(574,073)	$380,486

Condensed Consolidating Statement of Income
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$2,166,686	$820,532	$(15,289)	$2,971,929
Operating expenses:
Technical and operating (excluding depreciation and amortization)	—	956,272	493,751	(4,074)	1,445,949
Selling, general and administrative	—	450,880	216,608	(10,031)	657,457
Depreciation and amortization	—	45,204	46,077	—	91,281
Impairment and related charges	—	—	4,486		4,486
Restructuring and other related charges	—	29,277	16,570	—	45,847
Total operating expenses	—	1,481,633	777,492	(14,105)	2,245,020
Operating income	—	685,053	43,040	(1,184)	726,909
Other income (expense):
Interest expense, net	(151,751)	28,460	(12,522)	—	(135,813)
Share of affiliates' income (loss)	734,472	32,874	—	(767,346)	—
Miscellaneous, net	(151)	(1,876)	30,020	1,184	29,177
Total other income (expense)	582,570	59,458	17,498	(766,162)	(106,636)
Income from operations before income taxes	582,570	744,511	60,538	(767,346)	620,273
Income tax (expense) benefit	(136,383)	(10,039)	(9,884)	—	(156,306)
Net income including noncontrolling interests	446,187	734,472	50,654	(767,346)	463,967
Net income attributable to noncontrolling interests	—	—	(17,780)	—	(17,780)
Net income attributable to AMC Networks' stockholders	$446,187	$734,472	$32,874	$(767,346)	$446,187

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income including noncontrolling interest	$380,485	$623,278	$(21,974)	$(574,073)	$407,716
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,272)	—	(6,272)	6,272	(6,272)
Unrealized loss on interest rate swaps	(1,609)	—	—	—	(1,609)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Other comprehensive (loss) income, before income taxes	(7,881)	—	(6,272)	6,272	(7,881)
Income tax expense	364	—	—	—	364
Other comprehensive (loss) income, net of income taxes	(7,517)	—	(6,272)	6,272	(7,517)
Comprehensive income (loss)	372,968	623,278	(28,246)	(567,801)	400,199
Comprehensive income attributable to noncontrolling interests	—	—	(27,078)	—	(27,078)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$372,968	$623,278	$(55,324)	$(567,801)	$373,121

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) including noncontrolling interest	$446,187	$734,472	$50,654	$(767,346)	$463,967
Other comprehensive income (loss):
Foreign currency translation adjustment	(41,716)	—	(41,716)	41,716	(41,716)
Unrealized loss on interest rate swaps	(356)	—	—	—	(356)
Unrealized gain on available for sale securities	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(370)	—	—	—	(370)
Other comprehensive income, before income taxes	(42,442)	—	(41,716)	41,716	(42,442)
Income tax expense	45	—	—	—	45
Other comprehensive income, net of income taxes	(42,397)	—	(41,716)	41,716	(42,397)
Comprehensive income	403,790	734,472	8,938	(725,630)	421,570
Comprehensive income attributable to noncontrolling interests	—	—	(16,044)	—	(16,044)
Comprehensive income attributable to AMC Networks' stockholders	$403,790	$734,472	$(7,106)	$(725,630)	$405,526

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019
(In thousands)	Parent Company		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$365,846		$69,276		$639,239		$(590,613)	$483,748
Cash flows from investing activities:
Capital expenditures	—		(81,486)		(10,118)		—	(91,604)
Return of capital from investees	—		1,354		4,026		—	5,380
Investments in and loans to investees	—		—		(3,483)		—	(3,483)
(Increase) decrease to investment in affiliates	(283,060)		15,149		—		267,911	—
Net cash (used in) provided by investing activities	(283,060)		(64,983)		(9,575)		267,911	(89,707)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—		—		1,521		—	1,521
Principal payments on long-term debt	(18,750)	0	—	0	(4,238)	0	—	(22,988)
Deemed repurchases of restricted stock/units	(23,019)		—		1		—	(23,018)
Purchase of treasury stock	(70,598)		—		—		—	(70,598)
Proceeds from stock option exercises	4,630		—		—		—	4,630
Principal payments on finance lease obligations	—		(2,985)		(2,130)		—	(5,115)
Distributions to noncontrolling interest	—		—		(15,558)		—	(15,558)
Net cash used in financing activities	(107,737)		(2,985)		(20,404)		—	(131,126)
Net (decrease) increase in cash and cash equivalents from operations	(24,951)		1,308		609,260		(322,702)	262,915
Effect of exchange rate changes on cash and cash equivalents	24,999		205,312		(554,644)		322,702	(1,631)
Cash and cash equivalents at beginning of period	121		368,151		186,614		—	554,886
Cash and cash equivalents at end of period	$169		$574,771		$241,230		$—	$816,170

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$503,796	$1,351,256	$(476,129)	$(772,376)	$606,547
Cash flows from investing activities:
Capital expenditures	—	(74,710)	(15,092)	—	(89,802)
Return of capital from investees	—	—	4,088	—	4,088
Payments for acquisitions, net of cash acquired		(675)	(83,714)	—	(84,389)
Investments in and loans to investees	—	—	(90,081)	—	(90,081)
(Increase) decrease to investment in affiliates	(215,862)	(2,646,335)	1,813,007	1,049,190	—
Net cash (used in) provided by investing activities	(215,862)	(2,721,720)	1,628,208	1,049,190	(260,184)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	289	—	—	—	289
Deemed repurchases of restricted stock/units	(16,836)	—	—	—	(16,836)
Purchase of treasury stock	(283,143)	—	—	—	(283,143)
Proceeds from stock option exercises	4,317	—	—	—	4,317
Principal payments on capital lease obligations	—	(3,000)	(1,938)	—	(4,938)
Distributions to noncontrolling interest	—	—	(14,296)	—	(14,296)
Net cash used in financing activities	(295,373)	(3,000)	(16,234)	—	(314,607)
Net increase (decrease) in cash and cash equivalents from operations	(7,439)	(1,373,464)	1,135,845	276,814	31,756
Effect of exchange rate changes on cash and cash equivalents	7,240	1,350,367	(1,116,446)	(276,814)	(35,653)
Cash and cash equivalents at beginning of period	320	391,248	167,215	—	558,783
Cash and cash equivalents at end of period	$121	$368,151	$186,614	$—	$554,886

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 26. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2019 and 2018:

(In thousands)	For the three months ended,
2019:	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	2019
Revenues, net	$784,221	$772,299	$718,597	785,204	$3,060,321
Operating expenses	(539,358)	(602,042)	(550,159)	(743,485)	(2,435,044)
Operating income	$244,863	$170,257	$168,438	$41,719	$625,277
Net income including noncontrolling interests	$150,157	$133,985	$123,226	$348	$407,716
Net income (loss) attributable to AMC Networks' stockholders	$143,397	$128,743	$116,923	$(8,577)	$380,486

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.53	$2.28	$2.09	$(0.15)	$6.77
Diluted	$2.48	$2.25	$2.07	$(0.15)	$6.67

(In thousands)	For the three months ended,
2018:	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	2018
Revenues, net	$740,823	$761,385	$696,875	$772,846	$2,971,929
Operating expenses	(507,168)	(569,854)	(532,276)	(635,722)	(2,245,020)
Operating income	$233,655	$191,531	$164,599	$137,124	$726,909
Net income including noncontrolling interests	$160,536	$110,332	$116,660	$76,439	$463,967
Net income attributable to AMC Networks' stockholders	$156,870	$106,181	$111,257	$71,879	$446,187

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.57	$1.84	$1.96	$1.27	$7.68
Diluted	$2.54	$1.82	$1.93	$1.24	$7.57

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$10,788	$12,641	$(17,696)	$5,733
Year Ended December 31, 2018
Allowance for doubtful accounts	$9,691	$7,399	$(6,302)	$10,788
Year Ended December 31, 2017
Allowance for doubtful accounts	$6,064	$3,567	$60	$9,691

S-1