Form 10-Q
period 2020-03-31
AMC Networks Inc.
filed 2020-05-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 24, 2020:

Class A Common Stock par value $0.01 per share	40,556,233
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$704,129	$816,170
Accounts receivable, trade (less allowance for doubtful accounts of $8,610 and $5,733)	826,022	857,143
Current portion of program rights, net	17,059	426,624
Prepaid expenses and other current assets	195,191	230,360
Total current assets	1,742,401	2,330,297
Property and equipment, net of accumulated depreciation of $352,655 and $347,302	289,519	283,752
Program rights, net	1,381,950	1,038,060
Intangible assets, net	507,136	524,531
Goodwill	686,835	701,980
Deferred tax asset, net	50,813	51,545
Operating lease right-of-use asset	168,503	170,056
Other assets	489,265	496,465
Total assets	$5,316,422	$5,596,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$104,126	$94,306
Accrued liabilities	239,584	251,214
Current portion of program rights obligations	283,239	304,692
Deferred revenue	73,334	63,921
Current portion of long-term debt	70,625	56,250
Current portion of lease obligations	33,857	33,959
Total current liabilities	804,765	804,342
Program rights obligations	210,173	239,813
Long-term debt	2,824,470	3,039,979
Lease obligations	219,709	211,047
Deferred tax liability, net	151,033	136,911
Other liabilities	156,909	163,638
Total liabilities	4,367,059	4,595,730
Commitments and contingencies
Redeemable noncontrolling interests	311,967	309,451
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 64,347 and 63,886 shares issued and 41,244 and 44,078 shares outstanding, respectively	643	639
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	282,153	286,491
Accumulated earnings	1,676,139	1,609,428
Treasury stock, at cost (23,102 and 19,808 shares Class A Common Stock, respectively)	(1,149,138)	(1,063,181)
Accumulated other comprehensive loss	(196,364)	(167,711)
Total AMC Networks stockholders' equity	613,548	665,781
Non-redeemable noncontrolling interests	23,848	25,724
Total stockholders' equity	637,396	691,505
Total liabilities and stockholders' equity	$5,316,422	$5,596,686
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$734,375	$784,221
Operating expenses:
Technical and operating (excluding depreciation and amortization)	344,060	340,148
Selling, general and administrative	184,649	172,512
Depreciation and amortization	26,730	24,056
Restructuring and other related charges	5,966	2,642
Total operating expenses	561,405	539,358
Operating income	172,970	244,863
Other income (expense):
Interest expense	(37,564)	(39,645)
Interest income	4,555	4,200
Loss on extinguishment of debt	(2,908)	—
Miscellaneous, net	(29,939)	(12,785)
Total other (expense) income	(65,856)	(48,230)
Income from operations before income taxes	107,114	196,633
Income tax expense	(33,588)	(46,476)
Net income including noncontrolling interests	73,526	150,157
Net income attributable to noncontrolling interests	(4,859)	(6,760)
Net income attributable to AMC Networks' stockholders	$68,667	$143,397

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.24	$2.53
Diluted	$1.22	$2.48

Weighted average common shares:
Basic	55,477	56,588
Diluted	56,061	57,725
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income including noncontrolling interests	$73,526	$150,157
Other comprehensive income (loss):
Foreign currency translation adjustment	(27,121)	(5,762)
Unrealized loss on interest rate swaps	(1,997)	(639)
Other comprehensive loss, before income taxes	(29,118)	(6,401)
Income tax benefit	465	149
Other comprehensive loss, net of income taxes	(28,653)	(6,252)
Comprehensive income	44,873	143,905
Comprehensive income attributable to noncontrolling interests	(3,698)	(6,722)
Comprehensive income attributable to AMC Networks' stockholders	$41,175	$137,183
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	68,667	—	—	68,667	—	68,667
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(448)	(448)
Treasury stock not yet settled	—	—	(10,988)	—	—	—	(10,988)	—	(10,988)
Other comprehensive loss	—	—	—	—	—	(28,653)	(28,653)	(1,161)	(29,814)
Share-based compensation expense	—	—	15,512	—	—	—	15,512	—	15,512
Treasury stock acquired	—	—	—	—	(85,957)	—	(85,957)	—	(85,957)
Restricted stock units converted to shares	4	—	(8,862)	—	—	—	(8,858)	—	(8,858)
Balance, March 31, 2020	$643	$115	$282,153	$1,676,139	$(1,149,138)	$(196,364)	$613,548	$23,848	$637,396

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	143,397	—	—	143,397	—	143,397
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	942	942
Distributions to noncontrolling member	—	—	—	—	—	—	—	(361)	(361)
Settlement of treasury stock	—	—	985	—	—	—	985	—	985
Other comprehensive income	—	—	—	—	—	(6,252)	(6,252)	38	(6,214)
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Share-based compensation expense	—	—	19,899	—	—	—	19,899	—	19,899
Treasury stock acquired	—	—	—	—	(991)	—	(991)	—	(991)
Restricted stock units converted to shares	1	—	(22,959)	—	—	—	(22,958)	—	(22,958)
Balance, March 31, 2019	$634	$115	$242,322	$1,372,339	$(993,574)	$(166,446)	$455,390	$29,147	$484,537

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$73,526	$150,157
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,730	24,056
Share-based compensation expense related to equity classified awards	15,512	19,899
Non-cash restructuring and other related charges	3,928	1,171
Amortization and write-off of program rights	223,982	205,275
Amortization of deferred carriage fees	6,783	2,710
Unrealized foreign currency transaction loss (gain)	7,848	(4,501)
Amortization of deferred financing costs and discounts on indebtedness	1,918	1,954
Loss on extinguishment of debt	2,908	—
Bad debt expense	1,211	2,353
Deferred income taxes	15,900	(8,858)
Write-down of non-marketable equity securities and note receivable	20,000	17,741
Other, net	1,044	1,142
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	27,178	(1,429)
Prepaid expenses and other assets	17,532	(26,233)
Program rights and obligations, net	(221,627)	(190,651)
Income taxes payable	369	40,114
Deferred revenue	9,522	(4,200)
Deferred carriage fees, net	(15,484)	(422)
Accounts payable, accrued liabilities and other liabilities	(20,372)	(58,591)
Net cash provided by operating activities	198,408	171,687
Cash flows from investing activities:
Capital expenditures	(12,916)	(22,053)
Return of capital from investees	—	3,908
Principal payment received on loan to investee	1,250	—
Proceeds from sale of investments	10,000	—
Net cash used in investing activities	(1,666)	(18,145)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	5,000	2,521
Principal payments on long-term debt	(209,375)	(3,238)
Deemed repurchases of restricted stock units	(8,858)	(22,959)
Purchase of treasury stock	(85,957)	(991)
Proceeds from stock option exercises	—	4,630
Principal payments on finance lease obligations	(781)	(1,309)
Distributions to noncontrolling interests	(3,081)	(5,629)
Net cash used in financing activities	(303,052)	(26,975)
Net increase (decrease) in cash and cash equivalents from operations	(106,310)	126,567
Effect of exchange rate changes on cash and cash equivalents	(5,731)	2,229
Cash and cash equivalents at beginning of period	816,170	554,886
Cash and cash equivalents at end of period	$704,129	$683,682

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV and also include our AMC Premiere service. Our AMC Studios operations produces original programming for our programming networks and also licenses such program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services, Acorn TV, Shudder, Sundance Now, and UMC; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in the Company's Annual Report on Form 10-K ("2019 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2020.
Risks and Uncertainties
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, the Company experienced adverse advertising sales impacts and suspended content production, which has led to delays in the creation and availability of some of its television programming. Operationally, nearly all Company employees are working remotely, and the Company has restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value and collectibility of receivables. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. Although the effect of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the adverse impact of the COVID-19 pandemic will be material to its results of operations. The Company does not expect the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Recently Adopted Accounting Standards
Effective January 1, 2020, the Company adopted Financial Accounting Standard Board (the “FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking "expected loss" model that would generally result in the earlier recognition of allowances for losses. The Company adopted the standard using the modified retrospective approach and recorded a decrease to opening retained earnings of $2.0 million, after taxes, for the cumulative-effect of the adoption.
Effective January 1, 2020, the Company adopted FASB ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard changed the disclosure requirements related to transfers between Level I and II assets, as well as several aspects surrounding the valuation process and unrealized gains and losses related to Level III assets. The adoption of the standard did not have any effect on the Company's consolidated financial statements.
Effective January 1, 2020, the Company adopted FASB ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard amended prior guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the income statement as the fees associated with the hosting element (service) of the arrangement. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The standard aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the standard modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted the standard on a prospective basis. See Note 5 for further information.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 - Income Taxes. These changes are effective for the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2020, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2020	December 31, 2019
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,109,949	$1,121,834
Contract assets, short-term (included in Other current assets)	7,303	7,283
Contract assets, long-term (included in Other assets)	2,877	9,964
Contract liabilities (Deferred revenue)	73,334	63,921
Revenue recognized for the three months ended March 31, 2020 relating to the contract liability at December 31, 2019 was $11.7 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	55,477	56,588
Effect of dilution:
Stock options	—	33
Restricted stock units	584	1,104
Diluted weighted average common shares outstanding	56,061	57,725
Approximately 1.3 million and 1.5 million restricted stock units outstanding as of March 31, 2020 and March 31, 2019 have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of March 31, 2020, there were 0.4 million restricted stock units that would have been anti-dilutive to the diluted weighted average common shares outstanding.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2020, the Company repurchased 3.3 million shares of its Class A Common Stock at an average purchase price of approximately $26.09 per share. As of March 31, 2020, the Company has $402.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
Note 4. Restructuring and Other Related Charges
Restructuring and other related charges of $6.0 million for the three months ended March 31, 2020 related to restructuring costs associated with termination of distribution in certain territories as well as severance and other personnel related costs associated with previously announced restructuring activities.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended March 31,
	2020	2019
National Networks	$1,509	$303
International & Other	4,457	3,035
Inter-segment eliminations	—	(696)
Total restructuring and other related charges	$5,966	$2,642

The following table summarizes the accrued restructuring costs:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2019	$27,407	$221	$27,628
Charges	3,081	2,885	5,966
Cash payments	(16,402)	(100)	(16,502)
Non-cash adjustments	(1,251)	(2,894)	(4,145)
Currency translation	—	—	—
Balance, March 31, 2020	$12,835	$112	$12,947
Accrued restructuring costs of $12.9 million are included in accrued liabilities in the consolidated balance sheet at March 31, 2020.
Note 5. Program Rights
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The new guidance impacts the Company as follows:
•Allows for the classification of acquired/licensed program rights as long-term assets. Previously, the Company reported a portion of these rights in current assets. Advances for live programming rights made prior to the live event and acquired/licensed program rights with license terms of less than one-year continue to be reported in current assets.
•Aligns the capitalization of production costs for episodic television programs with the capitalization of production costs for theatrical content. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues.
•Introduces the concept of “predominant monetization strategy” to classify capitalized program rights for purposes of amortization and impairment as follows:
◦Individual program rights - programming value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g., theatrical revenues, significant in-show advertising on the Company’s programming networks or specific content licensing revenues).
◦Group program rights - programming value is predominantly derived from third-party revenues that are not directly attributable to a specific film or television title (e.g., library of program rights for purpose of the Company’s programming networks or subscription revenue for direct-to-consumer SVOD targeted streaming services).
The determination of the predominant monetization strategy is made at commencement of production and is based on the means by which we derive third-party revenues from use of the programming. The classification of program rights as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of March 31, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$230,459	$—	$230,459
In-production and in-development	198,347	—	198,347
Total owned original program rights, net	$428,806	$—	$428,806

Licensed program rights, net:
Licensed film and acquired series	$9,462	$605,314	$614,776
Licensed originals	289,242	—	289,242
Advances and content versioning costs	—	66,185	66,185
Total licensed program rights, net	298,704	671,499	970,203
Program rights, net	$727,510	$671,499	$1,399,009

Current portion of program rights, net			17,059
Program rights, net (long-term)			1,381,950
			$1,399,009

Amortization of owned and licensed program rights is as follows:

	Three months ended March 31, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$105,561	$—	$105,561
Licensed program rights	21,352	97,069	118,421
Program rights amortization	$126,913	$97,069	$223,982

Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of unamortized cost or fair value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or the license period begins. Costs are amortized to technical and operating expense on a straight-line or accelerated basis, based on the expected exploitation strategy of the rights, over a period not to exceed the respective license periods.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. There were no program rights write-offs for the three months ended March 31, 2020. Program rights write-offs, included in technical and operating expense, were $3.3 million for the three months ended March 31, 2019.
Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $66.7 million at March 31, 2020 and $69.1 million at December 31, 2019.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, included in Miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $3.3 million at March 31, 2020 and $4.4 million at December 31, 2019.
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
Investments in non-marketable equity securities were $41.8 million at March 31, 2020 and $61.8 million at December 31, 2019. For the three months ended March 31, 2020 and March 31, 2019, the Company recognized impairment charges of $20.0 million and $17.7 million, respectively, related to the write-down of certain non-marketable equity securities and a note receivable, included in Miscellaneous, net in the condensed consolidated statement of income.
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2019	$237,103	$464,877	$701,980
Amortization of "second component" goodwill	(332)		(332)
Foreign currency translation		(14,813)	(14,813)
March 31, 2020	$236,771	$450,064	$686,835
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
The Company performs its annual goodwill impairment test as of December 1 each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
(including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of excess fair value over carrying value for each of its reporting units in the 2019 impairment test. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed. However, we are unable to predict how long the COVID-19 pandemic conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. If these estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2020
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$608,758	$(237,333)	$371,425	6 to 25 years
Advertiser relationships	46,282	(22,872)	23,410	11 years
Trade names	110,343	(18,589)	91,754	3 to 20 years
Other amortizable intangible assets	2,798	(2,151)	647	5 to 15 years
Total amortizable intangible assets	768,181	(280,945)	487,236
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$788,081	$(280,945)	$507,136

(In thousands)	December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$616,197	$(232,193)	$384,004
Advertiser relationships	46,282	(21,820)	24,462
Trade names	113,075	(17,997)	95,078
Other amortizable intangible assets	2,798	(1,711)	1,087
Total amortizable intangible assets	778,352	(273,721)	504,631
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,252	$(273,721)	$524,531
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2020 and 2019 was $12.1 million and $10.3 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2020	$45,895
2021	46,130
2022	45,631
2023	45,523
2024	45,455

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Employee related costs	$53,000	$89,753
Participations and residuals	79,512	70,682
Interest	37,096	29,767
Other accrued expenses	69,976	61,012
Total accrued liabilities	$239,584	$251,214

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2020	December 31, 2019
Senior Secured Credit Facility: (a)
Term Loan A Facility	$721,875	$731,250
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	400,000	600,000
Other debt (b)	5,000	—
Total long-term debt	2,926,875	3,131,250
Unamortized discount	(22,058)	(24,351)
Unamortized deferred financing costs	(9,722)	(10,670)
Long-term debt, net	2,895,095	3,096,229
Current portion of long-term debt	70,625	56,250
Noncurrent portion of long-term debt	$2,824,470	$3,039,979
(a)The Company's $500 million revolving credit facility remains undrawn at March 31, 2020. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
(b)A majority owned subsidiary of the Company has credit facilities totaling $7.0 million, which bear interest at the greater of 3.5% or the prime rate and mature on August 25, 2020. As of March 31, 2020, there was $5.0 million of outstanding borrowings on the credit facilities.
4.75% Notes due December 2022
In March 2020, the Company redeemed $200 million principal amount of the outstanding $600 million principal amount of its 4.75% Notes due 2022. In connection with the redemption, the Company incurred a loss on extinguishment of debt for the three months ended March 31, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$168,503	$170,056
Finance	Property and equipment, net	27,853	15,713
Total lease assets		196,356	$185,769
Liabilities
Current:
Operating	Current portion of lease obligations	30,546	$30,171
Finance	Current portion of lease obligations	3,311	3,788
		33,857	33,959
Noncurrent:
Operating	Lease obligations	189,873	193,570
Finance	Lease obligations	29,836	17,477
		219,709	211,047

Total lease liabilities		$253,566	$245,006

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2020:
Assets
Cash equivalents	$256,983	$—	$—	$256,983
Marketable securities	3,273	—	—	3,273
Foreign currency derivatives	—	3,366	—	3,366
Liabilities
Interest rate swap contracts	$—	$3,963	$—	$3,963
Foreign currency derivatives	—	3,018	—	3,018

At December 31, 2019:
Assets
Cash equivalents	$191,214	$—	$—	$191,214
Marketable securities	4,448	—	—	4,448
Foreign currency derivatives	—	1,884	—	1,884
Liabilities
Interest rate swap contracts	$—	$1,966	$—	$1,966
Foreign currency derivatives	—	1,888	—	1,888
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
At March 31, 2020, the Company does not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$714,999	$683,977
4.75% Notes due August 2025	788,707	778,000
5.00% Notes due April 2024	989,205	975,000
4.75% Notes due December 2022	397,184	387,880
Other debt	5,000	5,000
	$2,895,095	$2,829,857

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$723,560	$724,303
4.75% Notes due August 2025	788,247	803,000
5.00% Notes due April 2024	988,609	1,020,000
4.75% Notes due December 2022	595,813	605,250
	$3,096,229	$3,152,553
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
As of March 31, 2020, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments not designated as hedging instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$3,963	$1,966
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,701	$891
Foreign currency derivatives	Other assets	1,665	993
Liabilities:
Foreign currency derivatives	Accrued liabilities	$886	$687
Foreign currency derivatives	Other liabilities	2,132	1,202

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,234)	$(651)	Interest expense	$237	$12

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2020	2019
Foreign currency derivatives	Miscellaneous, net	408	457
Total		$408	$457

Note 13. Income Taxes
For the three months ended March 31, 2020, income tax expense was $33.6 million, representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $4.6 million for excess tax deficiencies related to stock compensation, tax expense from foreign operations of $4.0 million, state income tax expense of $3.0 million and $2.7 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by tax benefit of $2.8 million relating to uncertain tax positions (including accrued interest) due to an audit settlement.
For the three months ended March 31, 2019, income tax expense was $46.5 million, representing an effective tax rate of 24%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state income tax expense of $3.2 million.
At March 31, 2020, the Company had foreign tax credit carry forwards of approximately $30.3 million, expiring on various dates from 2022 through 2030. These carryforwards have been reduced by a valuation allowance of $28.9 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2020, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of March 31, 2020, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $74.8 million, as compared to December 31, 2019, to $859.1 million. The decrease primarily relates to payments for program rights and marketing commitments.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action, which was denied on April 13, 2020. Although the joint trial was previously scheduled to begin on June 1, 2020, due to delays resulting from the closure of the NY State courts because of the Coronavirus pandemic, the trial is currently scheduled to begin on November 2, 2020. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. The trial commenced on February 10, 2020 and concluded on March 10, 2020 after eight days of trial. Following post-trial briefing, a decision in this first phase trial is expected in or around June 2020, depending on the re-opening of the California state courts. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 15. Equity Plans
In March 2020, AMC Networks granted 1,171,956 restricted stock units ("RSUs") to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 380,142 RSUs include the achievement of certain performance targets by the Company.
During the three months ended March 31, 2020, 475,114 RSUs and 325,836 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 197,824 RSUs and 142,882 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 277,290 RSU and 182,954 PRSU

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
were converted to shares of AMC Networks Class A Common Stock. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $8.9 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2020.
Share-based compensation expense included in selling, general and administrative expense, for the three months ended March 31, 2020 and March 31, 2019 was $15.5 million and $19.9 million, respectively.
As of March 31, 2020, there was $71.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.0 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2020.

(In thousands)	Three Months Ended March 31, 2020
December 31, 2019	$309,451
Net earnings	5,126
Distributions	(2,633)
Other	23
March 31, 2020	$311,967

Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.1 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	10,988	$—
Capital lease additions	14,271	—
Capital expenditures incurred but not yet paid	2,501	2,216
Supplemental Data:
Cash interest paid	27,873	28,235
Income taxes paid, net	4,069	6,426

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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
(loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Three Months Ended March 31, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$213,226	$19,365	$—	$232,591
Distribution	353,713	151,129	(3,058)	501,784
Consolidated revenues, net	$566,939	$170,494	$(3,058)	$734,375
Operating income (loss)	$195,224	$(19,450)	$(2,804)	$172,970
Share-based compensation expense	12,465	3,047	—	15,512
Depreciation and amortization	8,389	18,341	—	26,730
Restructuring and other related charges	1,509	4,457	—	5,966
Majority owned equity investees AOI	—	1,276	—	1,276
Adjusted operating income	$217,587	$7,671	$(2,804)	$222,454

(In thousands)	Three Months Ended March 31, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$239,089	$21,206	$—	260,295
Distribution	377,029	149,882	(2,985)	523,926
Consolidated revenues, net	$616,118	$171,088	$(2,985)	$784,221
Operating income (loss)	$251,502	$(13,748)	$7,109	244,863
Share-based compensation expense	16,269	3,630	—	19,899
Depreciation and amortization	8,612	15,444	—	24,056
Restructuring and other related charges	303	3,035	(696)	2,642
Majority-owned equity investees AOI	—	1,580	—	1,580
Adjusted operating income	$276,686	$9,941	$6,413	$293,040
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Three Months Ended March 31,
	2020	2019
Inter-segment revenues
National Networks	$(2,070)	$(1,390)
International and Other	(988)	(1,595)
	$(3,058)	$(2,985)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2020	2019
Revenues
United States	$624,993	$662,464
Europe	72,479	79,434
Other	36,903	42,323
	$734,375	$784,221
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2020	December 31, 2019
Property and equipment, net
United States	$252,702	$244,175
Europe	23,762	25,925
Other	13,055	13,652
	$289,519	$283,752

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management's Discussion and Analysis of Financial Condition and Results of Operations there are statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties;
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

•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2019 Annual Report on Form 10-K (the "2019 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") and under 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
Introduction
Management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2019 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2020, as well as an analysis of our cash flows for the three months ended March 31, 2020 and 2019. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2020 as compared to December 31, 2019.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2019.
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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services, Acorn TV, Shudder, Sundance Now, and UMC; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2020	2019
Revenues, net
National Networks	$566,939	$616,118
International and Other	170,494	171,088
Inter-segment eliminations	(3,058)	(2,985)
Consolidated revenues, net	$734,375	$784,221
Operating income (loss)
National Networks	$195,224	$251,502
International and Other	(19,450)	(13,748)
Inter-segment eliminations	(2,804)	7,109
Consolidated operating income	$172,970	$244,863
AOI
National Networks	$217,587	$276,686
International and Other	7,671	9,941
Inter-segment eliminations	(2,804)	6,413
Consolidated AOI	$222,454	$293,040
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment and related charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2020	2019
Operating income	$172,970	$244,863
Share-based compensation expense	15,512	19,899
Depreciation and amortization	26,730	24,056
Restructuring and other related charges	5,966	2,642
Majority owned equity investees AOI	1,276	1,580
AOI	$222,454	$293,040

Impact of COVID-19 on Our Business
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, we have experienced adverse advertising sales impacts and suspended content production, which has led to delays in the creation and availability of some of our television programming. Operationally, nearly all of our employees are working remotely, and we have restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. Although the effect of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the adverse impact of the COVID-19 pandemic will be material to its results of operations. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. There were no program rights write-offs, included in technical and operating expense, for the three months ended March 31, 2020. Program rights write-offs for the three months ended March 31, 2019 were $3.3 million.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMC Networks SVOD, Levity, and IFC Films.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our subscription streaming services Acorn TV, Shudder, Sundance Now and UMC (Urban Movie Channel) from our AMC Networks SVOD business, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues (all of which are temporarily closed as a result of the COVID-19 pandemic). For the three months ended March 31, 2020, distribution revenues represented 89% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
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
Capital and credit market disruptions, as well as other events such as the COVID-19 pandemic, could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming networks from our distributors. Events such as these may adversely impact our results of operations, cash flows and financial position.

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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$734,375	100.0%	$784,221	100.0%	$(49,846)	(6.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	344,060	46.9	340,148	43.4	3,912	1.2
Selling, general and administrative	184,649	25.1	172,512	22.0	12,137	7.0
Depreciation and amortization	26,730	3.6	24,056	3.1	2,674	11.1
Restructuring and other related charges	5,966	0.8	2,642	0.3	3,324	n/m
Total operating expenses	561,405	76.4	539,358	68.8	22,047	4.1
Operating income	172,970	23.6	244,863	31.2	(71,893)	(29.4)
Other income (expense):
Interest expense, net	(33,009)	(4.5)	(35,445)	(4.5)	2,436	(6.9)
Loss on extinguishment of debt	(2,908)	(0.4)	—	—	(2,908)	n/m
Miscellaneous, net	(29,939)	(4.1)	(12,785)	(1.6)	(17,154)	134.2
Total other income (expense)	(65,856)	(9.0)	(48,230)	(6.2)	(17,626)	36.5
Net income from operations before income taxes	107,114	14.6	196,633	25.1	(89,519)	(45.5)
Income tax expense	(33,588)	(4.6)	(46,476)	(5.9)	12,888	(27.7)
Net income including noncontrolling interests	73,526	10.0	150,157	19.1	(76,631)	(51.0)
Net income attributable to noncontrolling interests	(4,859)	(0.7)	(6,760)	(0.9)	1,901	(28.1)%
Net income attributable to AMC Networks' stockholders	$68,667	9.4%	$143,397	18.3%	$(74,730)	(52.1)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$566,939	100.0%	$616,118	100.0%	$(49,179)	(8.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	237,671	41.9	241,260	39.2	(3,589)	(1.5)
Selling, general and administrative	124,146	21.9	114,441	18.6	9,705	8.5
Depreciation and amortization	8,389	1.5	8,612	1.4	(223)	(2.6)
Restructuring and other related charges	1,509	0.3	303	—	1,206	n/m
Operating income	$195,224	34.4%	$251,502	40.8%	$(56,278)	(22.4)%
Share-based compensation expense	12,465	2.2	16,269	2.6	(3,804)	(23.4)
Depreciation and amortization	8,389	1.5	8,612	1.4	(223)	(2.6)
Restructuring and other related charges	1,509	0.3	303	—	1,206	n/m
AOI	$217,587	38.4%	$276,686	44.9%	$(59,099)	(21.4)%

International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended March 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$170,494	100.0%	$171,088	100.0%	$(594)	(0.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	106,628	62.5	108,272	63.3	(1,644)	(1.5)
Selling, general and administrative	60,518	35.5	58,085	34.0	2,433	4.2
Depreciation and amortization	18,341	10.8	15,444	9.0	2,897	18.8
Restructuring and other related charges	4,457	2.6	3,035	1.8	1,422	n/m
Operating loss	$(19,450)	(11.4)%	$(13,748)	(8.0)%	$(5,702)	41.5%
Share-based compensation expense	3,047	1.8	3,630	2.1	(583)	(16.1)
Depreciation and amortization	18,341	10.8	15,444	9.0	2,897	18.8
Restructuring and other related charges	4,457	2.6	3,035	1.8	1,422	n/m
Majority owned equity investees AOI	1,276	0.7	1,580	0.9	(304)	n/m
AOI	$7,671	4.5%	$9,941	5.8%	$(2,270)	(22.8)%

Revenues, net
Revenues, net decreased $49.8 million to $734.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$566,939	77.2%	$616,118	78.6%	$(49,179)	(8.0)%
International and Other	170,494	23.2	171,088	21.8	(594)	(0.3)
Inter-segment eliminations	(3,058)	(0.4)	(2,985)	(0.4)	(73)	2.4
Consolidated revenues, net	$734,375	100.0%	$784,221	100.0%	$(49,846)	(6.4)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$213,226	37.6%	$239,089	38.8%	$(25,863)	(10.8)%
Distribution	353,713	62.4	377,029	61.2	(23,316)	(6.2)
	$566,939	100.0%	$616,118	100.0%	$(49,179)	(8.0)%
•The decrease of $25.9 million in advertising revenues was due to a decrease of $24.9 million at AMC due to lower ratings, partially mitigated by pricing. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $23.3 million due to a decrease of $21.5 million in subscription revenues as compared to the prior comparable period due to lower subscribers. Content licensing revenues decreased $1.8 million due to a decrease in the number of original programs we distributed. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$19,365	11.4%	$21,206	12.4%	$(1,841)	(8.7)%
Distribution	151,129	88.6	149,882	87.6	1,247	0.8
	$170,494	100.0%	$171,088	100.0%	$(594)	(0.3)%
Advertising revenues decreased $1.2 million at AMCNI, excluding the impact of foreign currency fluctuations, primarily related to lower demand. Foreign currency translation had an unfavorable impact to advertising revenues of $0.5 million. Distribution revenues increased primarily due to an increase in subscription revenues of $8.9 million at AMC Networks SVOD targeted streaming services, partially offset by lower distribution revenues of $2.6 million at IFC Films and $2.2 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had an unfavorable impact to distribution revenues of $2.1 million.
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
Technical and operating expense (excluding depreciation and amortization) increased $3.9 million to $344.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$237,671	$241,260	$(3,589)	(1.5)%
International and Other	106,628	108,272	(1,644)	(1.5)%
Inter-segment eliminations	(239)	(9,384)	9,145	(97.5)%
Total	$344,060	$340,148	$3,912	1.2%
Percentage of revenues, net	46.9%	43.4%
National Networks
The decrease in technical and operating expense was due to a decrease in program amortization of $2.3 million primarily attributable to the mix of original programming as compared to the prior comparable period. In addition, other direct programming costs decreased $1.3 million. There were no program rights write-offs for the three months ended March 31, 2020 as compared to program rights write-offs of $3.3 million for the three months ended March 31, 2019. Program write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense decreased primarily due to a decrease of $2.2 million at IFC Films and a favorable impact from foreign currency translation of $1.8 million, partially offset by an increase of $2.3 million at AMC Networks SVOD targeted streaming services.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $12.1 million to $184.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$124,146	$114,441	$9,705	8.5%
International and Other	60,518	58,085	2,433	4.2
Inter-segment eliminations	(15)	(14)	(1)	7.1
Total	$184,649	$172,512	$12,137	7.0%
Percentage of revenues, net	25.1%	22.0%
National Networks
Selling, general and administrative expense increased $9.7 million principally due to an increase in legal fees of $5.8 million and an increase of $3.0 million in advertising and marketing expenses related to the mix of original programming.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $2.4 million primarily due to an increase of $3.4 million in marketing expense at AMC Networks SVOD targeted streaming services, partially offset by a decrease of $1.0 million in overall selling, general and administrative expenses at AMCNI, excluding the impact of foreign currency.

Depreciation and amortization
Depreciation and amortization expense increased $2.7 million to $26.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$8,389	$8,612	$(223)	(2.6)%
International and Other	18,341	15,444	2,897	18.8
	$26,730	$24,056	$2,674	11.1%
The increase in depreciation and amortization expense in the International and Other segment was primarily due to increased amortization of $1.8 million from RLJE as well as an increase in depreciation expense of $1.0 million related to leasehold additions.
Restructuring and other related charges
Restructuring and other related charges of $6.0 million primarily consisted of charges at AMCNI of $4.0 million related to costs associated with termination of distribution in certain territories as well as $2.0 million related to severance and other personnel related costs associated with previously announced restructuring activities.
Operating Income

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$195,224	$251,502	$(56,278)	(22.4)%
International and Other	(19,450)	(13,748)	(5,702)	41.5
Inter-segment Eliminations	(2,804)	7,109	(9,913)	(139.4)
	$172,970	$244,863	$(71,893)	(29.4)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenue of $49.2 million, a decrease in technical and operating expense of $3.6 million, and an increase in selling, general and administrative expense of $9.7 million.
The increase in operating losses at the International and Other segment was primarily attributable to a decrease in operating income at Levity of $2.3 million and AMCNI of $2.1 million, excluding the impact of foreign currency.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
Operating income	$172,970	$244,863	$(71,893)	(29.4)%
Share-based compensation expense	15,512	19,899	(4,387)	(22.0)
Depreciation and amortization	26,730	24,056	2,674	11.1
Restructuring and other related charges	5,966	2,642	3,324	n/m
Majority owned equity investees AOI	1,276	1,580	(304)	n/m
AOI	$222,454	$293,040	$(70,586)	(24.1)%
AOI decreased $70.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$217,587	$276,686	$(59,099)	(21.4)%
International and Other	7,671	9,941	(2,270)	(22.8)
Inter-segment eliminations	(2,804)	6,413	(9,217)	(143.7)
AOI	$222,454	$293,040	$(70,586)	(24.1)%
AOI decreased for both the National Networks and International and Other segments principally due to a decrease in operating income.

As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $2.4 million is primarily due to lower average outstanding balance on our credit facility and the redemption of $200 million principal amount of our 4.75% Notes due 2022.
Loss on extinguishment of debt
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022. The loss on extinguishment of debt for the three months ended March 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The increase in miscellaneous expense, net of $17.2 million was primarily related to an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended March 31, 2020, income tax expense was $33.6 million, representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $4.6 million for excess tax deficiencies related to stock compensation, tax expense from foreign operations of $4.0 million, state income tax expense of $3.0 million and $2.7 million for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by tax benefit of $2.8 million relating to uncertain tax positions (including accrued interest) due to an audit settlement.
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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2020, the Company repurchased 3.3 million shares of its Class A common stock at an average purchase price of approximately $26.09 per share. As of March 31, 2020, the Company has $402.9 million of authorization remaining for repurchase under the Stock Repurchase Program. For the period April 1, 2020 through April 24, 2020, the Company repurchased 688 thousand additional shares for $17.0 million.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, repurchases of outstanding debt and common stock, debt service, and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. We expect this increased investment to continue in 2020. In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022.
As of March 31, 2020, our consolidated cash and cash equivalents balance includes approximately $122.5 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2019 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2020. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2020.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31,:

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$198,408	$171,687
Cash used in investing activities	(1,666)	(18,145)
Cash used in financing activities	(303,052)	(26,975)
Net (decrease) increase in cash and cash equivalents	(106,310)	126,567
Operating Activities
Net cash provided by operating activities amounted to $198.4 million for the three months ended March 31, 2020 as compared to $171.7 million for the three months ended March 31, 2019. Net cash provided by operating activities for the three months ended March 31, 2020 primarily resulted from $401.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $221.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $20.4 million primarily related to lower employee related liabilities and an increase in deferred carriage fees payable of $15.5 million. In addition, net cash provided by operating activities increased as a result of a decrease in prepaid expense and other assets of $17.5 million primarily related to a decrease in long-term receivables. Changes in all other assets and liabilities resulted in an increase of $9.9 million.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $1.7 million and $18.1 million, respectively. For the three months ended March 31, 2020, cash used in investing activities included capital expenditures of $12.9 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million and a principal payment received from a loan to an investee. For the three months ended March 31, 2019, cash used in investing activities included capital expenditures of $22.1 million, partially offset by a return of capital from investees of $3.9 million.
Financing Activities
Net cash used in financing activities amounted to $303.1 million for the three months ended March 31, 2020 and primarily consisted of principal payment on long-term debt (including the redemption of $200 million of 4.75% Notes due 2022) of $209.4 million, purchases of our common stock of $86.0 million, taxes paid in lieu of shares issued for equity-based compensation of $8.9 million and distributions to noncontrolling interests of $3.1 million.

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
Contractual Obligations
As of March 31, 2020, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $74.8 million, as compared to December 31, 2019, to $859.1 million. The decrease primarily relates to payments for program rights and marketing commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2020 includes $400.0 million of 4.75% Notes due December 2022, $1.0 billion of 5.00% Notes due April 2024 and $800.0 million of 4.75% Notes due August 2025 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2020		Twelve Months Ended December 31, 2019
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$531,300	$—	$2,122,212
Operating expenses	—	367,014	19	1,454,540
Operating income	—	164,286	(19)	667,672
Income before income taxes	98,338	140,519	468,016	633,294
Net income	$68,667	$138,203	$380,485	$623,278

Balance Sheet	March 31, 2020		December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$111,379	$1,760	$100,485
Current assets	15,306	1,176,237	28,768	1,590,932
Non-current assets	3,875,415	3,244,788	4,050,648	3,044,865

Liabilities and equity:
Amounts due to subsidiaries	39,150	—	—	—
Current liabilities	127,014	455,338	100,081	470,027
Non-current liabilities	3,111,009	345,607	3,315,314	361,324

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2019 Form 10-K. Other than the adoption of ASU 2019-02 described in Note 5 to the accompanying condensed consolidated financial statements of the Company included herein, there have been no significant changes in our significant accounting policies since December 31, 2019.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2019 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2019.
The Company performs its annual goodwill impairment test as of December 1 each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts (including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of headroom for each of its reporting units in the 2019 impairment test. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. If these estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2020, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $2.14 billion by approximately $34.2 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2020 would increase the estimated fair value of our fixed rate debt by approximately $82.4 million to approximately $2.22 billion.
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
As of March 31, 2020, we had $2.9 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2020, we had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair value of interest rate swap contracts at March 31, 2020 was a net liability of $4.0 million. As a result of these transactions, the interest rate paid on approximately 80% of our debt (excluding finance leases) as of March 31, 2020 is effectively fixed (75% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2020 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $9.6 million loss for the three months ended March 31, 2020, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2020, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2019 Form 10-K, there have been no material developments in legal proceedings in which we are involved. See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the caption “Risk Factors” in our 2019 Form 10-K, as well as the following additional risk factor.
General Risks
The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. To date, we have experienced adverse advertising sales impacts and suspended content production, which has led to delays in the creation and availability of some of our television programming.
Operationally, nearly all of our employees are working remotely, and we have restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, the remote work environment has placed additional strain on our resources and the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our 2019 Form 10-K, including evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. Although the effect of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the adverse impact of the COVID-19 pandemic will be material to its results of operations.
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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended March 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—		—	488,811,793
February 1, 2020 to February 29, 2020	—		—	488,811,793
March 1, 2020 to March 31, 2020	3,294,275	$26.09	3,294,275	402,855,427
Total	3,294,275	$26.09	3,294,275

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Form of Performance Cash Award Agreement under the 2016 Executive Cash Incentive Plan.

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	May 5, 2020	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer