Form 10-Q
period 2020-06-30
AMC Networks Inc.
filed 2020-08-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 24, 2020:

Class A Common Stock par value $0.01 per share	40,557,330
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$889,887	$816,170
Accounts receivable, trade (less allowance for doubtful accounts of $9,440 and $5,733)	796,834	857,143
Current portion of program rights, net	17,354	426,624
Prepaid expenses and other current assets	189,683	230,360
Total current assets	1,893,758	2,330,297
Property and equipment, net of accumulated depreciation of $235,687 and $347,302	259,783	283,752
Program rights, net	1,370,500	1,038,060
Intangible assets, net	425,233	524,531
Goodwill	665,890	701,980
Deferred tax asset, net	55,792	51,545
Operating lease right-of-use asset	154,676	170,056
Other assets	480,324	496,465
Total assets	$5,305,956	$5,596,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,971	$94,306
Accrued liabilities	245,281	251,214
Current portion of program rights obligations	286,143	304,692
Deferred revenue	58,871	63,921
Current portion of long-term debt	81,000	56,250
Current portion of lease obligations	33,179	33,959
Total current liabilities	794,445	804,342
Program rights obligations	222,631	239,813
Long-term debt	2,807,890	3,039,979
Lease obligations	214,334	211,047
Deferred tax liability, net	150,046	136,911
Other liabilities	133,933	163,638
Total liabilities	4,323,279	4,595,730
Commitments and contingencies
Redeemable noncontrolling interests	307,532	309,451
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 64,348 and 63,886 shares issued and 40,557 and 44,078 shares outstanding, respectively	643	639
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	308,288	286,491
Accumulated earnings	1,691,100	1,609,428
Treasury stock, at cost (23,790 and 19,808 shares Class A Common Stock, respectively)	(1,166,119)	(1,063,181)
Accumulated other comprehensive loss	(182,111)	(167,711)
Total AMC Networks stockholders' equity	651,916	665,781
Non-redeemable noncontrolling interests	23,229	25,724
Total stockholders' equity	675,145	691,505
Total liabilities and stockholders' equity	$5,305,956	$5,596,686
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$646,291	$772,299	$1,380,666	$1,556,520
Operating expenses:
Technical and operating (excluding depreciation and amortization)	282,503	385,623	626,563	725,771
Selling, general and administrative	155,163	173,364	339,812	345,876
Depreciation and amortization	25,905	25,893	52,635	49,949
Impairment charges	130,411	—	130,411	—
Restructuring and other related charges	3,507	17,162	9,473	19,804
Total operating expenses	597,489	602,042	1,158,894	1,141,400
Operating income	48,802	170,257	221,772	415,120
Other income (expense):
Interest expense	(34,301)	(39,716)	(71,865)	(79,361)
Interest income	3,727	4,745	8,282	8,945
Loss on extinguishment of debt	—	—	(2,908)	—
Miscellaneous, net	8,713	(2,697)	(21,226)	(15,482)
Total other (expense) income	(21,861)	(37,668)	(87,717)	(85,898)
Income from operations before income taxes	26,941	132,589	134,055	329,222
Income tax (expense) benefit	(9,707)	1,396	(43,295)	(45,080)
Net income including noncontrolling interests	17,234	133,985	90,760	284,142
Net income attributable to noncontrolling interests	(2,273)	(5,242)	(7,132)	(12,002)
Net income attributable to AMC Networks' stockholders	$14,961	$128,743	$83,628	$272,140

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.29	$2.28	$1.55	$4.81
Diluted	$0.28	$2.25	$1.54	$4.73

Weighted average common shares:
Basic	52,311	56,590	53,894	56,589
Diluted	52,797	57,335	54,429	57,529
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income including noncontrolling interests	$17,234	$133,985	$90,760	$284,142
Other comprehensive income (loss):
Foreign currency translation adjustment	14,190	553	(14,092)	(5,210)
Unrealized gain (loss) on interest rate swaps	341	(1,625)	(1,656)	(2,263)
Other comprehensive income (loss), before income taxes	14,531	(1,072)	(15,748)	(7,473)
Income tax (expense) benefit	(79)	374	386	523
Other comprehensive income (loss), net of income taxes	14,452	(698)	(15,362)	(6,950)
Comprehensive income	31,686	133,287	75,398	277,192
Comprehensive income attributable to noncontrolling interests	(2,472)	(5,033)	(6,170)	(11,831)
Comprehensive income attributable to AMC Networks' stockholders	$29,214	$128,254	$69,228	$265,361
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020	$643	$115	$282,153	$1,676,139	$(1,149,138)	$(196,364)	$613,548	$23,848	$637,396
Net income attributable to AMC Networks’ stockholders	—	—	—	14,961	—	—	14,961	—	14,961
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(818)	(818)
Settlement of treasury stock	—	—	10,988	—	—	—	10,988	—	10,988
Other comprehensive income	—	—	—	—	—	14,253	14,253	199	14,452
Share-based compensation expense	—	—	15,235	—	—	—	15,235	—	15,235
Treasury stock acquired	—	—	—	—	(16,981)	—	(16,981)	—	(16,981)
Restricted stock units converted to shares	—	—	(88)	—	—	—	(88)	—	(88)
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	83,628	—	—	83,628	—	83,628
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,085)	(1,085)
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(448)	(448)
Other comprehensive loss	—	—	—	—	—	(14,400)	(14,400)	(962)	(15,362)
Share-based compensation expense	—	—	30,747	—	—	—	30,747	—	30,747
Treasury stock acquired	—	—	—	—	(102,938)	—	(102,938)	—	(102,938)
Restricted stock units converted to shares	4	—	(8,950)	—	—	—	(8,946)	—	(8,946)
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	$634	$115	$242,322	$1,372,339	$(993,574)	$(166,446)	$455,390	$29,147	$484,537
Net income attributable to AMC Networks’ stockholders	—	—	—	128,743	—	—	128,743	—	128,743
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	128	128
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,374)	(2,374)
Treasury stock not yet settled	—	—	(832)	—	—	—	(832)	—	(832)
Other comprehensive loss	—	—	—	—	—	(698)	(698)	(208)	(906)
Share-based compensation expense	—	—	16,725	—	—	—	16,725	—	16,725
Treasury stock acquired	—	—	—	—	(57,448)	—	(57,448)	—	(57,448)
Restricted stock units converted to shares	5	—	(65)	—	—	—	(60)	—	(60)
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	272,140	—	—	272,140	—	272,140
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,070	1,070
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,735)	(2,735)
Treasury stock not yet settled	—	—	(832)	—	—	—	(832)	—	(832)
Other comprehensive loss	—	—	—	—	—	(6,950)	(6,950)	(170)	(7,120)
Share-based compensation expense	—	—	36,624	—	—	—	36,624	—	36,624
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	986	—	(58,439)	—	(57,453)	—	(57,453)
Restricted stock units converted to shares	6	—	(23,025)	—	—	—	(23,019)	—	(23,019)
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$90,760	$284,142
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,635	49,949
Impairment charges	130,411	—
Share-based compensation expense related to equity classified awards	30,747	36,624
Non-cash restructuring and other related charges	6,126	14,026
Amortization and write-off of program rights	415,255	468,987
Amortization of deferred carriage fees	13,749	7,761
Unrealized foreign currency transaction loss (gain)	13,941	(647)
Amortization of deferred financing costs and discounts on indebtedness	4,088	3,947
Loss on extinguishment of debt	2,908	—
Bad debt expense	1,744	2,937
Deferred income taxes	10,437	(40,065)
Write-down of non-marketable equity securities and note receivable	20,000	17,741
Other, net	(15,943)	(2,057)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	55,365	(9,011)
Prepaid expenses and other assets	45,953	(40,017)
Program rights and obligations, net	(387,027)	(443,519)
Income taxes payable	256	8,948
Deferred revenue	(5,086)	1,107
Deferred carriage fees, net	(15,995)	(13,597)
Accounts payable, accrued liabilities and other liabilities	(45,412)	(58,319)
Net cash provided by operating activities	424,912	288,937
Cash flows from investing activities:
Capital expenditures	(22,172)	(49,463)
Return of capital from investees	924	5,908
Acquisition of investment securities	(1,250)	—
Principal payment received on loan to investee	2,500	—
Proceeds from sale of investments	10,000	—
Net cash used in investing activities	(9,998)	(43,555)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	6,000	—
Principal payments on long-term debt	(218,750)	(2,717)
Deemed repurchases of restricted stock units	(8,946)	(23,019)
Purchase of treasury stock	(102,938)	(58,440)
Proceeds from stock option exercises	—	4,630
Principal payments on finance lease obligations	(1,575)	(2,590)
Distributions to noncontrolling interests	(10,607)	(10,129)
Net cash used in financing activities	(336,816)	(92,265)
Net increase in cash and cash equivalents	78,098	153,117
Effect of exchange rate changes on cash and cash equivalents	(4,381)	(1,661)
Cash and cash equivalents at beginning of period	816,170	554,886
Cash and cash equivalents at end of period	$889,887	$706,342

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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, UMC) and other subscription video on demand ("SVOD") initiatives; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.
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
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, the Company experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of substantially all of its programming, and the temporary closure of its comedy venues. Operationally, nearly all Company employees are working remotely, and the Company has restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectibility of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Recently Adopted Accounting Standards
Effective January 1, 2020, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking "expected loss" model that would generally result in the earlier recognition of allowances for losses. The Company adopted the standard using the modified retrospective approach and recorded a decrease to opening retained earnings of $2.0 million, after taxes, for the cumulative-effect of the adoption.
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
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2020, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2020	December 31, 2019
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,056,628	$1,121,834
Contract assets, short-term (included in Other current assets)	5,011	7,283
Contract assets, long-term (included in Other assets)	2,547	9,964
Contract liabilities (Deferred revenue)	58,871	63,921
Revenue recognized for the six months ended June 30, 2020 relating to the contract liability at December 31, 2019 was $28.5 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	52,311	56,590	53,894	56,589
Effect of dilution:
Stock options	—	15	—	24
Restricted stock units	486	730	535	916
Diluted weighted average common shares outstanding	52,797	57,335	54,429	57,529
Approximately 1.2 million and 1.5 million restricted stock units outstanding as of June 30, 2020 and June 30, 2019, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards was not met in each of the respective periods. As of June 30, 2020 and June 30, 2019, 0.7 million and 0.3 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2020, the Company repurchased 4.0 million shares of its Class A Common Stock at an average purchase price of approximately $25.85 per share. As of June 30, 2020, the Company has $385.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
Note 4. Restructuring and Other Related Charges
Restructuring and other related charges of $3.5 million and $9.5 million for the three and six months ended June 30, 2020, respectively, related to restructuring costs associated with termination of distribution in certain territories as well as severance and other personnel related costs associated with previously announced restructuring activities.
Restructuring and other related charges of $17.2 million and $19.8 million for the three and six months ended June 30, 2019, respectively, primarily related to the direct to consumer re-organization as well as severance and other personnel related costs incurred at AMCNI associated with the termination of distribution in certain territories.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
National Networks	$1,214	$274	$2,723	$576
International & Other	2,293	16,888	6,750	19,923
Inter-segment eliminations	—	—	—	(695)
Total restructuring and other related charges	$3,507	$17,162	$9,473	$19,804

The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2019	$27,407	$221	$27,628
Charges	5,157	4,316	9,473
Cash payments	(22,181)	(191)	(22,372)
Non-cash adjustments	(1,810)	(4,316)	(6,126)
Currency translation	1	(1)	—
Balance, June 30, 2020	$8,574	$29	$8,603
Accrued restructuring costs of $8.6 million are included in accrued liabilities in the condensed consolidated balance sheet at June 30, 2020.
Note 5. Program Rights
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The new guidance impacts the Company as follows:
•Allows for the classification of acquired/licensed program rights as long-term assets. Previously, the Company reported a portion of these rights in current assets. Advances for live programming rights made prior to the live event and acquired/licensed program rights with license terms of less than one year continue to be reported in current assets.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of June 30, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$324,669	$39,631	$364,300
In-production and in-development	132,161	12,254	144,415
Total owned original program rights, net	$456,830	$51,885	$508,715

Licensed program rights, net:
Licensed film and acquired series	$11,817	$595,252	$607,069
Licensed originals	229,345	—	229,345
Advances and content versioning costs	—	42,725	42,725
Total licensed program rights, net	241,162	637,977	879,139
Program rights, net	$697,992	$689,862	$1,387,854

Current portion of program rights, net			$17,354
Program rights, net (long-term)			1,370,500
			$1,387,854

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$62,229	$9,458	$71,687	$161,271	$15,977	$177,248
Licensed program rights	19,910	99,678	119,588	41,262	196,745	238,007
Program rights amortization	$82,139	$109,136	$191,275	$202,533	$212,722	$415,255

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
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. Program rights write-offs, included in technical and operating expense, were $7.9 million and $12.1 million for the three and six months ended June 30, 2020, respectively, and $10.3 million and $13.6 million for the three and six months ended June 30, 2019, respectively.
Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $68.2 million at June 30, 2020 and $69.1 million at December 31, 2019.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in Miscellaneous, net in the condensed consolidated statement of income. In April 2020, one of our investments with a cost of $25.0 million, previously classified as a non-marketable equity security, became a publicly traded company. Accordingly, the investment is classified within marketable equity securities as of June 30, 2020. Investments in marketable equity securities were $43.3 million at June 30, 2020 and $4.4 million at December 31, 2019. For the three and six months ended June 30, 2020, unrealized gains on marketable equity securities were $15.0 million and $14.0 million, respectively, included in miscellaneous, net in the condensed consolidated statement of income.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in miscellaneous, net in the condensed consolidated statement of income.
Investments in non-marketable equity securities were $16.8 million at June 30, 2020 and $61.8 million at December 31, 2019. For the six months ended June 30, 2020 and June 30, 2019, the Company recognized impairment charges of $20.0 million and $17.7 million, respectively, related to the write-down of certain non-marketable equity securities and a note receivable, included in miscellaneous, net in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2019	$237,103	$464,877	$701,980
Impairment charge	—	(25,062)	(25,062)
Amortization of "second component" goodwill	(664)	—	(664)
Foreign currency translation	—	(10,364)	(10,364)
June 30, 2020	$236,439	$429,451	$665,890

As of June 30, 2020 and December 31, 2019, accumulated impairment charges in the International and Other segment totaled $123.1 million and $98.0 million, respectively.
The reduction of $0.7 million in the carrying amount of goodwill for National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The Company performs its annual goodwill impairment test as of December 1 each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. As a result of the continuing impact of the COVID-19 pandemic, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts (including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of excess fair value over carrying value for each of its reporting units in the 2019 impairment test. In connection with the preparation of the second quarter financial information, the Company determined that a triggering event had occurred with respect to its AMCNI reporting unit, which required an interim impairment test to be performed as of June 30, 2020. As such, the Company performed a quantitative assessment for its AMCNI reporting unit. The fair value was determined using a combination of an income approach, using a discounted cash flow (DCF) model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company financial multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Based on the valuations performed, in response to current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined below its carrying amount. As a result, in June 2020, the Company recognized an impairment charge of $25.1 million related to the AMCNI reporting unit, included in impairment charges in the condensed consolidated income statement.

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
We are unable to predict how long the COVID-19 pandemic conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. If these estimates or related assumptions change in the future, we may be required to record additional impairment charges related to goodwill.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2020
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$611,324	$(306,696)	$304,628	6 to 25 years
Advertiser relationships	46,282	(23,924)	22,358	11 years
Trade names	110,918	(32,778)	78,140	3 to 20 years
Other amortizable intangible assets	2,799	(2,592)	207	5 to 15 years
Total amortizable intangible assets	771,323	(365,990)	405,333
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$791,223	$(365,990)	$425,233
(In thousands)	December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$616,197	$(232,193)	$384,004
Advertiser relationships	46,282	(21,820)	24,462
Trade names	113,075	(17,997)	95,078
Other amortizable intangible assets	2,798	(1,711)	1,087
Total amortizable intangible assets	778,352	(273,721)	504,631
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,252	$(273,721)	$524,531

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2020 and 2019 was $23.1 million and $22.3 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2020	$41,779
2021	37,567
2022	37,394
2023	37,288
2024	37,220

Impairment Test of Long-Lived Assets
In June 2020, given the continuing and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact, the Company revised its outlook for the AMCNI business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and the Company performed a recoverability test of the long-lived asset groups within the AMCNI business. Based on the recoverability tests performed, the Company determined that certain long-lived assets were not recoverable and recognized an impairment charge of $105.3 million related primarily to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets, which is included in impairment charges in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Employee related costs	$72,114	$89,753
Participations and residuals	91,620	70,682
Interest	29,340	29,767
Other accrued expenses	52,207	61,012
Total accrued liabilities	$245,281	$251,214

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
Senior Secured Credit Facility: (a)
Term Loan A Facility	$712,500	$731,250
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	400,000	600,000
Other debt (b)	6,000	—
Total long-term debt	2,918,500	3,131,250
Unamortized discount	(20,696)	(24,351)
Unamortized deferred financing costs	(8,914)	(10,670)
Long-term debt, net	2,888,890	3,096,229
Current portion of long-term debt	81,000	56,250
Noncurrent portion of long-term debt	$2,807,890	$3,039,979
(a)The Company's $500 million revolving credit facility remains undrawn at June 30, 2020. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
(b)A majority owned subsidiary of the Company has credit facilities totaling $7.0 million, which bear interest at the greater of 3.5% or the prime rate plus 1% and mature on August 25, 2020. As of June 30, 2020, there was $6.0 million of outstanding borrowings on the credit facilities.
4.75% Notes due December 2022
In March 2020, the Company redeemed $200 million principal amount of the outstanding $600 million principal amount of its 4.75% Notes due 2022. In connection with the redemption, the Company incurred a loss on extinguishment of debt for the six months ended June 30, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$154,676	$170,056
Finance	Property and equipment, net	13,728	15,713
Total lease assets		$168,404	$185,769
Liabilities
Current:
Operating	Current portion of lease obligations	$29,780	$30,171
Finance	Current portion of lease obligations	3,399	3,788
		$33,179	33,959
Noncurrent:
Operating	Lease obligations	$185,201	193,570
Finance	Lease obligations	29,133	17,477
		214,334	211,047

Total lease liabilities		$247,513	$245,006
For the six months ended June 30, 2020, impairment charges were recorded related to certain operating lease right-of-use assets at the AMCNI business. See Note 7 for additional details regarding the impairment test of long-lived assets.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2020:
Assets
Cash equivalents	$350,294	$—	$—	$350,294
Marketable securities	43,309	—	—	43,309
Foreign currency derivatives	—	1,955	—	1,955
Liabilities
Interest rate swap contracts	$—	$3,622	$—	$3,622
Foreign currency derivatives	—	2,876	—	2,876

At December 31, 2019:
Assets
Cash equivalents	$191,214	$—	$—	$191,214
Marketable securities	4,448	—	—	4,448
Foreign currency derivatives	—	1,884	—	1,884
Liabilities
Interest rate swap contracts	$—	$1,966	$—	$1,966
Foreign currency derivatives	—	1,888	—	1,888
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
At June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting and impairment testing. These nonrecurring valuations primarily include the valuation of intangible assets and property and equipment. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$706,099	$694,688
4.75% Notes due August 2025	789,173	784,000
5.00% Notes due April 2024	989,817	987,500
4.75% Notes due December 2022	397,801	400,000
Other debt	6,000	6,000
	$2,888,890	$2,872,188

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$723,560	$724,303
4.75% Notes due August 2025	788,247	803,000
5.00% Notes due April 2024	988,609	1,020,000
4.75% Notes due December 2022	595,813	605,250
	$3,096,229	$3,152,553
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
As of June 30, 2020, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$3,622	$1,966
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,145	$891
Foreign currency derivatives	Other assets	810	993
Liabilities:
Foreign currency derivatives	Accrued liabilities	$893	$687
Foreign currency derivatives	Other liabilities	1,983	1,202

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(176)	$(1,274)	Interest expense	$517	$23

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,410)	$(1,925)	Interest expense	$754	$35

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency derivatives	Miscellaneous, net	$(1,126)	$(411)	$(718)	$46

Note 13. Income Taxes
For the three and six months ended June 30, 2020, income tax expense was $9.7 million and $43.3 million, respectively, representing an effective tax rate of 36% and 32%, respectively, as compared to the federal statutory rate of 21%. For the three and six months ended June 30, 2020, the effective tax rate differs from the federal statutory rate due primarily to tax expense from foreign operations of $5.5 million and $9.4 million, state and local income tax expense of $2.6 million and $5.7 million and tax expense of $2.9 million and $5.6 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a tax benefit of $5.2 million and $8.7 million relating to uncertain tax positions (including accrued interest) and tax benefit of $1.4 million and $2.9 million related to a foreign-derived intangible income deduction, respectively. The tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements.
For the three and six months ended June 30, 2019, income tax benefit was $1.4 million and income tax expense was $45.1 million, respectively, representing a negative effective tax rate of 1% and an effective tax rate of 14%, respectively, as compared to the federal statutory rate of 21%. For the three and six months ended June 30, 2019, the effective tax rate differs from the federal statutory rate due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, and a tax benefit of $7.2 million and $5.6 million relating to uncertain tax positions (including accrued interest), partially offset by state and local income tax expense of $4.1 million and $7.3 million, respectively. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
At June 30, 2020, the Company had foreign tax credit carry forwards of approximately $32.2 million, expiring on various dates from 2022 through 2030. These carryforwards have been reduced by a valuation allowance of $30.6 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2020, $0.7 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of June 30, 2020, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $104.0 million, as compared to December 31, 2019, to $829.9 million. The decrease primarily relates to payments for program rights and marketing commitments.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action, which was denied on April 13, 2020. Due to the continued impact of the Coronavirus pandemic on the New York State courts, the joint trial, originally scheduled to begin on June 1, 2020, has been further delayed and is currently scheduled to begin on April 26, 2021. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. The trial commenced on February 10, 2020 and concluded on March 10, 2020 after eight days of trial. On July 22, 2020, the judge in the California Action issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 15. Equity Plans
In June 2020, AMC Networks granted 54,535 restricted stock units ("RSUs") under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In March 2020, AMC Networks granted 1,171,956 RSUs to certain executive officers and employees under the AMC Networks Inc. 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 380,142 RSUs include the achievement of certain performance targets by the Company.
During the six months ended June 30, 2020, 477,764 RSUs and 325,836 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 199,377 RSUs and 142,882 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 278,387 RSU and 182,954 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $8.9 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2020.
Share-based compensation expense included in selling, general and administrative expense was $15.2 million and $30.7 million for the three and six months ended June 30, 2020, respectively, and $16.7 million and $36.6 million the for three and six months ended June 30, 2019, respectively.
As of June 30, 2020, there was $59.7 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.8 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2020.

(In thousands)	Six Months Ended June 30, 2020
December 31, 2019	$309,451
Net earnings	8,217
Distributions	(10,159)
Other	23
June 30, 2020	$307,532

Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2020	2019
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	$—	$832
Finance lease additions	14,266	—
Capital expenditures incurred but not yet paid	1,906	1,731
Supplemental Data:
Cash interest paid	68,129	76,664
Income taxes paid, net	29,723	77,985

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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Three Months Ended June 30, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$187,434	$14,810	$—	$202,244
Distribution	308,416	146,170	(10,539)	444,047
Consolidated revenues, net	$495,850	$160,980	$(10,539)	$646,291
Operating income (loss)	$187,532	$(138,973)	$243	$48,802
Share-based compensation expense	12,366	2,869	—	15,235
Depreciation and amortization	8,822	17,083	—	25,905
Impairment charges	—	130,411	—	130,411
Restructuring and other related charges	1,214	2,293	—	3,507
Majority-owned equity investees AOI	—	1,418	—	1,418
Adjusted operating income	$209,934	$15,101	$243	$225,278

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$219,490	$23,535	$(49)	242,976
Distribution	385,249	155,991	(11,917)	529,323
Consolidated revenues, net	$604,739	$179,526	$(11,966)	$772,299
Operating income (loss)	$214,198	$(27,284)	$(16,657)	170,257
Share-based compensation expense	13,821	2,904	—	16,725
Depreciation and amortization	8,179	17,714	—	25,893
Restructuring and other related charges	274	16,888	—	17,162
Majority-owned equity investees AOI	—	1,608	—	1,608
Adjusted operating income	$236,472	$11,830	$(16,657)	$231,645

(In thousands)	Six Months Ended June 30, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$400,660	$34,174	$(1)	$434,833
Distribution	662,129	297,299	(13,595)	945,833
Consolidated revenues, net	$1,062,789	$331,473	$(13,596)	$1,380,666
Operating income (loss)	$382,756	$(158,424)	$(2,560)	$221,772
Share-based compensation expense	24,832	5,915	—	30,747
Depreciation and amortization	17,211	35,424	—	52,635
Impairment charges	—	130,411	—	130,411
Restructuring and other related charges	2,723	6,750	—	9,473
Majority-owned equity investees AOI	—	2,694	—	2,694
Adjusted operating income	$427,522	$22,770	$(2,560)	$447,732

(In thousands)	Six Months Ended June 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$458,579	$44,741	$(51)	$503,269
Distribution	762,279	305,874	(14,902)	1,053,251
Consolidated revenues, net	$1,220,858	$350,615	$(14,953)	$1,556,520
Operating income (loss)	$465,702	$(41,031)	$(9,551)	$415,120
Share-based compensation expense	30,090	6,534	—	36,624
Depreciation and amortization	16,791	33,158	—	49,949
Restructuring and other related charges	576	19,923	(695)	19,804
Majority-owned equity investees AOI	—	3,188	—	3,188
Adjusted operating income	$513,159	$21,772	$(10,246)	$524,685
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Inter-segment revenues
National Networks	$(8,111)	$(10,260)	$(10,180)	$(11,650)
International and Other	(2,428)	(1,706)	(3,416)	(3,303)
	$(10,539)	$(11,966)	$(13,596)	$(14,953)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
United States	$523,395	$605,114	$1,148,388	$1,267,578
Europe	91,836	111,983	164,315	191,417
Other	31,060	55,202	67,963	97,525
	$646,291	$772,299	$1,380,666	$1,556,520
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2020	December 31, 2019
Property and equipment, net
United States	$246,786	$244,175
Europe	12,911	25,925
Other	86	13,652
	$259,783	$283,752
For the six months ended June 30, 2020, impairment charges were recorded related to certain property and equipment in Europe and Other. See Note 7 for additional details regarding the impairment test of long-lived assets.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2020, as well as an analysis of our cash flows for the six months ended June 30, 2020 and 2019. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2020 as compared to December 31, 2019.
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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, UMC) and other subscription video on demand ("SVOD") initiatives; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net
National Networks	$495,850	$604,739	$1,062,789	$1,220,858
International and Other	160,980	179,526	331,473	350,615
Inter-segment eliminations	(10,539)	(11,966)	(13,596)	(14,953)
Consolidated revenues, net	$646,291	$772,299	$1,380,666	$1,556,520
Operating income (loss)
National Networks	$187,532	$214,198	$382,756	$465,702
International and Other	(138,973)	(27,284)	(158,424)	(41,031)
Inter-segment eliminations	243	(16,657)	(2,560)	(9,551)
Consolidated operating income	$48,802	$170,257	$221,772	$415,120
AOI
National Networks	$209,934	$236,472	$427,522	$513,159
International and Other	15,101	11,830	22,770	21,772
Inter-segment eliminations	243	(16,657)	(2,560)	(10,246)
Consolidated AOI	$225,278	$231,645	$447,732	$524,685
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income	$48,802	$170,257	$221,772	$415,120
Share-based compensation expense	15,235	16,725	30,747	36,624
Depreciation and amortization	25,905	25,893	52,635	49,949
Restructuring and other related charges	3,507	17,162	9,473	19,804
Impairment charges	130,411	—	130,411	—
Majority-owned equity investees AOI	1,418	1,608	2,694	3,188
AOI	$225,278	$231,645	$447,732	$524,685

Impact of COVID-19 on Our Business
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, we have experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of substantially all of our programming, and the temporary closure of our comedy venues. Operationally, nearly all of our employees are working remotely, and we have restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectibility of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
On August 5, 2020, the Company filed a program carriage complaint with the Federal Communications Commission (the "FCC") alleging that, in connection with the negotiation of a new affiliation agreement between AT&T and the Company, AT&T has been engaging in discriminatory conduct that violates Section 616 of the Communications Act of 1934, as amended, and the FCC’s program carriage rules.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs, included in technical and operating expense, were $7.5 million and $13.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMC Networks SVOD, Levity, and IFC Films.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our subscription streaming services Acorn TV, Shudder, Sundance Now and UMC (Urban Movie Channel) from our AMC Networks SVOD business, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues (all of which are temporarily closed as a result of the COVID-19 pandemic). For the six months ended June 30, 2020, distribution revenues represented 90% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$646,291	100.0%	$772,299	100.0%	$(126,008)	(16.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	282,503	43.7	385,623	49.9	(103,120)	(26.7)
Selling, general and administrative	155,163	24.0	173,364	22.4	(18,201)	(10.5)
Depreciation and amortization	25,905	4.0	25,893	3.4	12	—
Impairment charges	130,411	20.2	—	—	130,411	n/m
Restructuring and other related charges	3,507	0.5	17,162	2.2	(13,655)	(79.6)
Total operating expenses	597,489	92.4	602,042	78.0	(4,553)	(0.8)
Operating income	48,802	7.6	170,257	22.0	(121,455)	(71.3)
Other income (expense):
Interest expense, net	(30,574)	(4.7)	(34,971)	(4.5)	4,397	(12.6)
Miscellaneous, net	8,713	1.3	(2,697)	(0.3)	11,410	(423.1)
Total other income (expense)	(21,861)	(3.4)	(37,668)	(4.9)	15,807	(42.0)
Net income from operations before income taxes	26,941	4.2	132,589	17.2	(105,648)	(79.7)
Income tax expense	(9,707)	(1.5)	1,396	0.2	(11,103)	(795.3)
Net income including noncontrolling interests	17,234	2.7	133,985	17.3	(116,751)	(87.1)
Net income attributable to noncontrolling interests	(2,273)	(0.4)	(5,242)	(0.7)	2,969	(56.6)%
Net income attributable to AMC Networks' stockholders	$14,961	2.3%	$128,743	16.7%	$(113,782)	(88.4)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$495,850	100.0%	$604,739	100.0%	$(108,889)	(18.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	203,074	41.0	269,147	44.5	(66,073)	(24.5)
Selling, general and administrative	95,208	19.2	112,941	18.7	(17,733)	(15.7)
Depreciation and amortization	8,822	1.8	8,179	1.4	643	7.9
Restructuring and other related charges	1,214	0.2	274	—	940	n/m
Operating income	$187,532	37.8%	$214,198	35.4%	$(26,666)	(12.4)%
Share-based compensation expense	12,366	2.5	13,821	2.3	(1,455)	(10.5)
Depreciation and amortization	8,822	1.8	8,179	1.4	643	7.9
Restructuring and other related charges	1,214	0.2	274	—	$940	n/m
AOI	$209,934	42.3%	$236,472	39.1%	$(26,538)	(11.2)%

International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$160,980	100.0%	$179,526	100.0%	$(18,546)	(10.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	90,198	56.0	111,722	62.2	(21,524)	(19.3)
Selling, general and administrative	59,968	37.3	60,486	33.7	(518)	(0.9)
Depreciation and amortization	17,083	10.6	17,714	9.9	(631)	(3.6)
Impairment charges	130,411	81.0	—	—	130,411	n/m
Restructuring and other related charges	2,293	1.4	16,888	9.4	(14,595)	(86.4)
Operating loss	$(138,973)	(86.3)%	$(27,284)	(15.2)%	$(111,689)	n/m
Share-based compensation expense	2,869	1.8	2,904	1.6	(35)	(1.2)
Depreciation and amortization	17,083	10.6	17,714	9.9	(631)	(3.6)
Impairment charges	130,411	81.0	—	—	130,411	n/m
Restructuring and other related charges	2,293	1.4	16,888	9.4	(14,595)	(86.4)
Majority-owned equity investees AOI	1,418	0.9	1,608	0.9	(190)	(11.8)
AOI	$15,101	9.4%	$11,830	6.6%	$3,271	27.7%

Revenues, net
Revenues, net decreased $126.0 million to $646.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$495,850	76.7%	$604,739	78.3%	$(108,889)	(18.0)%
International and Other	160,980	24.9	179,526	23.2	(18,546)	(10.3)
Inter-segment eliminations	(10,539)	(1.6)	(11,966)	(1.5)	1,427	(11.9)
Consolidated revenues, net	$646,291	100.0%	$772,299	100.0%	$(126,008)	(16.3)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$187,434	37.8%	$219,490	36.3%	$(32,056)	(14.6)%
Distribution	308,416	62.2	385,249	63.7	(76,833)	(19.9)
	$495,850	100.0%	$604,739	100.0%	$(108,889)	(18.0)%
•The decrease of $32.1 million in advertising revenues was primarily attributable to the timing of our original programming and the impact of the COVID-19 pandemic, both of which resulted in lower pricing across all of our networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $76.8 million due to a decrease of $28.3 million in subscription revenues as compared to the prior comparable period due to lower subscribers. Content licensing revenues decreased $48.5 million due to a decrease in the number of original programs we distributed. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$14,810	9.2%	$23,535	13.1%	$(8,725)	(37.1)%
Distribution	146,170	90.8	155,991	86.9	(9,821)	(6.3)
	$160,980	100.0%	$179,526	100.0%	$(18,546)	(10.3)%

Advertising revenues decreased $7.7 million at AMCNI, excluding the impact of foreign currency fluctuations, primarily related to lower demand resulting from the impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact to advertising revenues of $1.0 million. Distribution revenues decreased $25.6 million at Levity, due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues. The decrease in distribution revenues was partially offset by an increase of $21.9 million related to an increase in subscription revenues at AMC Networks SVOD targeted streaming services. In addition, distribution revenues decreased $3.5 million at IFC Films and $2.1 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had an unfavorable impact to distribution revenues of $2.7 million.
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

Technical and operating expense (excluding depreciation and amortization) decreased $103.1 million to $282.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$203,074	$269,147	$(66,073)	(24.5)%
International and Other	90,198	111,722	(21,524)	(19.3)%
Inter-segment eliminations	(10,769)	4,754	(15,523)	n/m
Total	$282,503	$385,623	$(103,120)	(26.7)%
Percentage of revenues, net	43.7%	49.9%
National Networks
The decrease in technical and operating expense of $66.1 million was due to a decrease in program amortization of $64.8 million primarily attributable to the mix of original programming as compared to the prior comparable period, which was impacted by the production stoppages resulting from the COVID-19 pandemic. In addition, other direct programming costs decreased $1.3 million. Program rights amortization expense includes write-offs of $7.5 million and $10.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Program write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense decreased $17.0 million related to Levity, $6.1 million at AMCNI and $2.6 million at IFC Films. The decrease at Levity was due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues. These decreases were partially offset by an increase of $4.4 million at AMC Networks SVOD targeted streaming services. Foreign currency translation had a favorable impact to the change in technical and operating expense of $2.3 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense decreased $18.2 million to $155.2 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$95,208	$112,941	$(17,733)	(15.7)%
International and Other	59,968	60,486	(518)	(0.9)
Inter-segment eliminations	(13)	(63)	50	(79.4)
Total	$155,163	$173,364	$(18,201)	(10.5)%
Percentage of revenues, net	24.0%	22.4%
National Networks
Selling, general and administrative expense decreased $17.7 million principally due to a decrease in advertising and marketing expenses of $15.8 million related to the mix of original programming, which was impacted by the COVID-19 pandemic.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.

International and Other
Selling, general and administrative expense decreased $0.5 million. Decreases in selling, general and administrative expense included $5.5 million at AMCNI primarily related to advertising and marketing expenses, and $5.8 million at Levity primarily related to the impact of the COVID-19 pandemic. These decreases were partially offset by an increase of $13.0 million at AMC Networks SVOD targeted streaming services primarily related to advertising and marketing expenses. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $1.3 million.
Depreciation and amortization
Depreciation and amortization expense was $25.9 million for both the three months ended June 30, 2020 and June 30, 2019. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$8,822	$8,179	$643	7.9%
International and Other	17,083	17,714	(631)	(3.6)
	$25,905	$25,893	$12	—%
Impairment charges
As a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. Based on our current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.3 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.
Restructuring and other related charges
Restructuring and other related charges of $3.5 million for the three months ended June 30, 2020 primarily consisted of charges at AMCNI of $2.3 million related to costs associated with termination of distribution in certain territories and charges of $1.2 million related to severance associated with previously announced restructuring activities.
Restructuring expense of $17.2 million for the three months ended June 30, 2019 primarily related to the direct to consumer re-organization and consisted of severance and other personnel related costs of $1.3 million and programming write-offs of $13.0 million related to a change in programming strategy, as well as $2.9 million related to severance associated with previously announced restructuring activities.
Operating Income

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$187,532	$214,198	$(26,666)	(12.4)%
International and Other	(138,973)	(27,284)	(111,689)	n/m
Inter-segment Eliminations	243	(16,657)	16,900	n/m
	$48,802	$170,257	$(121,455)	(71.3)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenue of $108.9 million, partially offset by a decrease in technical and operating expense of $66.1 million and a decrease in selling, general and administrative expense of $17.7 million.
The increase in operating losses at the International and Other segment was primarily attributable to the impairment charges of $130.4 million and a decrease in revenues of $18.5 million, partially offset by a decrease in technical and operating expense of $21.5 and a decrease in restructuring and other related charges of $14.6 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
Operating income	$48,802	$170,257	$(121,455)	(71.3)%
Share-based compensation expense	15,235	16,725	(1,490)	(8.9)
Depreciation and amortization	25,905	25,893	12	—
Impairment charges	130,411	—	130,411	n/m
Restructuring and other related charges	3,507	17,162	(13,655)	(79.6)
Majority-owned equity investees AOI	1,418	1,608	(190)	(11.8)
AOI	$225,278	$231,645	$(6,367)	(2.7)%
AOI decreased $6.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$209,934	$236,472	$(26,538)	(11.2)%
International and Other	15,101	11,830	3,271	27.7
Inter-segment eliminations	243	(16,657)	16,900	n/m
AOI	$225,278	$231,645	$(6,367)	(2.7)%
AOI decreased at the National Networks segment principally due to a decrease in operating income.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $4.4 million is primarily due to lower average outstanding balances.
Miscellaneous, net
Miscellaneous, net was income of $8.7 million for the three months ended June 30, 2020 as compared to expense of $2.7 million for the three months ended June 30, 2019. The increase in miscellaneous, net income of $11.4 million was primarily related to an unrealized gain of $14.9 million from certain marketable equity securities, partially offset by unfavorable variance of $2.8 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended June 30, 2020, income tax expense was $9.7 million representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign operations of $5.5 million, state and local income tax expense of $2.6 million and tax expense of $2.9 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a tax benefit of $5.2 million relating to uncertain tax positions (including accrued interest) and tax benefit of $1.4 million related to a foreign-derived intangible income deduction. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
For the three months ended June 30, 2019, income tax benefit was $1.4 million representing a negative effective tax rate of 1%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, and a tax benefit of $7.2 million relating to uncertain tax positions (including accrued interest), partially offset by state and local income tax expense of $4.1 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,380,666	100.0%	$1,556,520	100.0%	$(175,854)	(11.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	626,563	45.4	725,771	46.6	(99,208)	(13.7)
Selling, general and administrative	339,812	24.6	345,876	22.2	(6,064)	(1.8)
Depreciation and amortization	52,635	3.8	49,949	3.2	2,686	5.4
Impairment charges	130,411	9.4	—	—	130,411	n/m
Restructuring and other related charges	9,473	0.7	19,804	1.3	(10,331)	(52.2)
Total operating expenses	1,158,894	83.9	1,141,400	73.3	17,494	1.5
Operating income	221,772	16.1	415,120	26.7	(193,348)	(46.6)
Other income (expense):
Interest expense, net	(63,583)	(4.6)	(70,416)	(4.5)	6,833	(9.7)
Loss on extinguishment of debt	(2,908)	(0.2)	—	—	(2,908)	n/m
Miscellaneous, net	(21,226)	(1.5)	(15,482)	(1.0)	(5,744)	37.1
Total other income (expense)	(87,717)	(6.4)	(85,898)	(5.5)	(1,819)	2.1
Net income from operations before income taxes	134,055	9.7	329,222	21.2	(195,167)	(59.3)
Income tax expense	(43,295)	(3.1)	(45,080)	(2.9)	1,785	(4.0)
Net income including noncontrolling interests	90,760	6.6	284,142	18.3	(193,382)	(68.1)
Net income attributable to noncontrolling interests	(7,132)	(0.5)	(12,002)	(0.8)	4,870	(40.6)
Net income attributable to AMC Networks' stockholders	$83,628	6.1%	$272,140	17.5%	$(188,512)	(69.3)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Six Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,062,789	100.0%	$1,220,858	100.0%	$(158,069)	(12.9)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	440,745	41.5	510,407	41.8	(69,662)	(13.6)
Selling, general and administrative	219,354	20.6	227,382	18.6	(8,028)	(3.5)
Depreciation and amortization	17,211	1.6	16,791	1.4	420	2.5
Restructuring and other related charges	2,723	0.3	576	—	2,147	n/m
Operating income	$382,756	36.0%	$465,702	38.1%	$(82,946)	(17.8)%
Share-based compensation expense	24,832	2.3	30,090	2.5	(5,258)	(17.5)
Depreciation and amortization	17,211	1.6	16,791	1.4	420	2.5
Restructuring and other related charges	2,723	0.3	576	—	2,147	n/m
AOI	$427,522	40.2%	$513,159	42.0%	$(85,637)	(16.7)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$331,473	100.0%	$350,615	100.0%	$(19,142)	(5.5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	196,826	59.4	219,994	62.7	(23,168)	(10.5)
Selling, general and administrative	120,486	36.3	118,571	33.8	1,915	1.6
Depreciation and amortization	35,424	10.7	33,158	9.5	2,266	6.8
Impairment charges	130,411	39.3	—	—	130,411	n/m
Restructuring and other related charges	6,750	2.0	19,923	5.7	(13,173)	(66.1)
Operating loss	$(158,424)	(47.8)%	$(41,031)	(11.7)%	$(117,393)	n/m
Share-based compensation expense	5,915	1.8	6,534	1.9	(619)	(9.5)
Depreciation and amortization	35,424	10.7	33,158	9.5	2,266	6.8
Impairment charges	130,411	39.3	—	—	130,411	n/m
Restructuring and other related charges	6,750	2.0	19,923	5.7	(13,173)	(66.1)
Majority-owned equity investees AOI	2,694	0.8	3,188	0.9	(494)	(15.5)
AOI	$22,770	6.9%	$21,772	6.2%	$998	4.6%

Revenues, net
Revenues, net decreased $175.9 million to $1,380.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$1,062,789	77.1%	$1,220,858	78.4%	$(158,069)	(12.9)%
International and Other	331,473	24.0	350,615	22.5	(19,142)	(5.5)
Inter-segment eliminations	(13,596)	(1.0)	(14,953)	(1.0)	1,357	(9.1)
Consolidated revenues, net	$1,380,666	100.1%	$1,556,520	99.9%	$(175,854)	(11.3)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$400,660	37.7%	$458,579	37.6%	$(57,919)	(12.6)%
Distribution	662,129	62.3	762,279	62.4	(100,150)	(13.1)
	$1,062,789	100.0%	$1,220,858	100.0%	$(158,069)	(12.9)%
•The decrease of $57.9 million in advertising revenues was primarily attributable to the timing of our original programming and the impact of the COVID-19 pandemic, both of which resulted in lower pricing across all of our networks. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $100.2 million due to a decrease of $49.9 million in subscription revenues as compared to the prior comparable period due to lower subscribers. Content licensing revenues decreased $50.3 million due to a decrease in the number of original programs we distributed. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$34,174	10.3%	$44,741	12.8%	$(10,567)	(23.6)%
Distribution	297,299	89.7	305,874	87.2	(8,575)	(2.8)
	$331,473	100.0%	$350,615	100.0%	$(19,142)	(5.5)%
Advertising revenues decreased $9.0 million at AMCNI, excluding the impact of foreign currency fluctuations, primarily related to lower demand resulting from the impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact to advertising revenues of $1.6 million. Distribution revenues decreased $27.3 million at Levity, due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues. The decrease in distribution revenues was offset by an increase of $31.4 million related to an increase in subscription revenues at AMC Networks SVOD targeted streaming services. In addition, distribution revenues decreased $6.1 million at IFC Films and $4.3 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had an unfavorable impact to distribution revenues of $4.8 million.
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
Technical and operating expense (excluding depreciation and amortization) decreased $99.2 million to $626.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$440,745	$510,407	$(69,662)	(13.6)%
International and Other	196,826	219,994	(23,168)	(10.5)
Inter-segment eliminations	(11,008)	(4,630)	(6,378)	137.8
Total	$626,563	$725,771	$(99,208)	(13.7)%
Percentage of revenues, net	45.4%	46.6%
National Networks
The decrease in technical and operating expense of $69.7 million was due to a decrease in program amortization of $67.1 million primarily attributable to the mix of original programming as compared to the prior comparable period, which was impacted by the production stoppages resulting from the COVID-19 pandemic. In addition, other direct programming costs decreased $2.6 million. Program rights amortization expense includes write-offs of $7.5 million for the six months ended June 30, 2020 as compared to program rights write-offs of $13.4 million for the six months ended June 30, 2019. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense decreased $15.9 million related to Levity, $6.6 million at AMCNI and $4.7 million at IFC Films. The decrease at Levity is due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues. These decreases were partially offset by an increase of $6.4 million at AMC Networks SVOD targeted streaming services. Foreign currency translation had a favorable impact to the change in technical and operating expense of $4.1 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense decreased $6.1 million to $339.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$219,354	$227,382	$(8,028)	(3.5)%
International and Other	120,486	118,571	1,915	1.6
Inter-segment eliminations	(28)	(77)	49	(63.6)
Total	$339,812	$345,876	$(6,064)	(1.8)%
Percentage of revenues, net	24.6%	22.2%
National Networks
Selling, general and administrative expense decreased $8.0 million principally due to a decrease in advertising and marketing expenses of $12.8 million related to the mix of original programming, which was impacted by the COVID-19 pandemic, partially offset by an increase in legal fees.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $1.9 million. The increase in selling, general and administrative expense related to $17.3 million at AMC Networks SVOD targeted streaming services primarily related to advertising and marketing expenses, which was partially offset by decreases of $6.6 million at AMCNI primarily related to advertising and marketing expenses, and $6.3 million at Levity primarily related to the impact of the COVID-19 pandemic. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $2.3 million.
Depreciation and amortization
Depreciation and amortization expense increased $2.7 million to $52.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$17,211	$16,791	$420	2.5%
International and Other	35,424	33,158	2,266	6.8
	$52,635	$49,949	$2,686	5.4%
The increase in depreciation and amortization expense in the National Networks segment was primarily due to depreciation of equipment at our AMC Networks Broadcasting and Technology facilities. The increase in depreciation and amortization expense in the International and Other segment was primarily due to an increase in depreciation expense related to leasehold additions.
Impairment charges
As a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. Based on our current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.1 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.
Restructuring and other related charges
Restructuring and other related charges of $9.5 million for the six months ended June 30, 2020 primarily consisted of charges at AMCNI of $6.2 million related to costs associated with termination of distribution in certain territories and charges of $3.3 million related to severance associated with previously announced restructuring activities.
Restructuring expense of $19.8 million for the six months ended June 30, 2019 primarily related to the direct to consumer re-organization and consisted of severance and other personnel related costs of $1.3 million and programming write-offs of $13.0 million related to a change in programming strategy, as well as $5.5 million related to severance associated with previously announced restructuring activities.
Operating Income

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$382,756	$465,702	$(82,946)	(17.8)%
International and Other	(158,424)	(41,031)	(117,393)	n/m
Inter-segment Eliminations	(2,560)	(9,551)	6,991	n/m
	$221,772	$415,120	$(193,348)	(46.6)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenue of $158.1 million and an increase in restructuring and other related charges of $2.1 million, partially offset by a decrease in technical and operating expense of $69.7 million and a decrease in selling, general and administrative expense of $8.0 million.
The increase in operating losses at the International and Other segment was primarily attributable to the impairment charges of $130.4 million and a decrease in revenues of $19.1 million, partially offset by a decrease in technical and operating expense of $23.2 million and a decrease in restructuring and other related charges of $13.2 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
Operating income	$221,772	$415,120	$(193,348)	(46.6)%
Share-based compensation expense	30,747	36,624	(5,877)	(16.0)
Depreciation and amortization	52,635	49,949	2,686	5.4
Impairment charges	130,411	—	130,411	n/m
Restructuring and other related charges	9,473	19,804	(10,331)	(52.2)
Majority-owned equity investees AOI	2,694	3,188	(494)	(15.5)
AOI	$447,732	$524,685	$(76,953)	(14.7)%
AOI decreased $77.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$427,522	$513,159	$(85,637)	(16.7)%
International and Other	22,770	21,772	998	4.6
Inter-segment eliminations	(2,560)	(10,246)	7,686	n/m
AOI	$447,732	$524,685	$(76,953)	(14.7)%
AOI decreased at the National Networks segment principally due to a decrease in operating income.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $6.8 million is primarily due to lower average outstanding balances.
Loss on extinguishment of debt
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022. The loss on extinguishment of debt for the six months ended June 30, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The increase in miscellaneous expense, net of $5.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an unfavorable variance of $18.1 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, partially offset by an unrealized gain of $13.6 million from certain marketable equity securities.
Income tax expense
For the six months ended June 30, 2020, income tax expense was $43.3 million representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign operations of $9.4 million, state and local income tax expense of $5.7 million and tax expense of $5.6 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a tax benefit of $8.7 million relating to uncertain tax positions (including accrued interest) and tax benefit of $2.9 million related to a foreign-derived intangible income deduction. The tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements.
For the six months ended June 30, 2019, income tax expense was $45.1 million representing an effective tax rate of 14%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a tax benefit of $25.0 million resulting from a decrease in valuation allowances for foreign tax assets, and a tax benefit of $5.6 million relating to uncertain tax positions (including accrued interest), partially offset by state and local income tax expense of $7.3 million. The decrease in the valuation allowance is primarily due to the expected utilization of foreign net operating loss carryforwards resulting from the planned implementation of certain tax planning strategies. The tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.
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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended June 30, 2020, the Company repurchased 0.7 million shares of its Class A common stock at an average purchase price of approximately $24.68 per share. As of June 30, 2020, the Company has $385.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, repurchases of outstanding debt and common stock, debt service, and payments for income taxes. Although impacted by the COVID-19 pandemic, we continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022.
As of June 30, 2020, our consolidated cash and cash equivalents balance includes approximately $173.0 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at June 30, 2020. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2020.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30:

(In thousands)	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$424,912	$288,937
Cash used in investing activities	(9,998)	(43,555)
Cash used in financing activities	(336,816)	(92,265)
Net increase in cash and cash equivalents	78,098	153,117
Operating Activities
Net cash provided by operating activities amounted to $424.9 million for the six months ended June 30, 2020 as compared to $288.9 million for the six months ended June 30, 2019. Net cash provided by operating activities for the six months ended June 30, 2020 primarily resulted from $776.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $387.0 million, a decrease in accounts payable, accrued expenses and other liabilities of $45.4 million primarily related to lower employee related liabilities and an increase in deferred carriage fees payable of $16.0 million. In addition, net cash provided by operating activities increased as a result of a decrease in accounts receivable of $55.4 million and a decrease in prepaid expense and other assets of $46.0 million primarily related to a decrease in long-term receivables. Changes in all other assets and liabilities resulted in a decrease of $4.8 million.
Net cash provided by operating activities amounted to $288.9 million for the six months ended June 30, 2019. Net cash provided by operating activities for the six months ended June 30, 2019 primarily resulted from $843.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $443.5 million, an increase in prepaid expense and other assets of $40.0 million primarily related to an increase in long-term receivables and a decrease in accounts payable, accrued expenses and other liabilities of $58.3 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $12.6 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $10.0 million and $43.6 million, respectively. For the six months ended June 30, 2020, cash used in investing activities included capital expenditures of $22.2 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million and principal payments received from a loan to an investee of $2.5 million. For the six months ended June 30, 2019, cash used in investing activities included capital expenditures of $49.5 million, partially offset by a return of capital from investees of $5.9 million.
Financing Activities
Net cash used in financing activities amounted to $336.8 million for the six months ended June 30, 2020 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $200 million of 4.75% Notes due 2022), of $212.8 million, purchases of our common stock of $102.9 million, taxes paid in lieu of shares issued for equity-based compensation of $8.9 million, distributions to noncontrolling interests of $10.6 million, and payments on finance leases of $1.6 million.
Net cash used in financing activities amounted to $92.3 million for the six months ended June 30, 2019 and primarily consisted of purchases of our common stock of $58.4 million, taxes paid in lieu of shares issued for equity-based compensation of $23.0 million, distributions to noncontrolling interests of $10.1 million, and principal payments on debt and finance leases of $5.3 million, partially offset by proceeds from stock option exercises of $4.6 million.

Contractual Obligations
As of June 30, 2020, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $104.0 million, as compared to December 31, 2019, to $829.9 million. The decrease primarily relates to payments for program rights and marketing commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2020 includes $400.0 million of 4.75% Notes due December 2022, $1.0 billion of 5.00% Notes due April 2024 and $800.0 million of 4.75% Notes due August 2025 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2020
	Parent Company	Guarantor Subsidiaries
Revenues	$—	$974,389
Operating expenses	—	658,100
Operating income	—	316,289
Income before income taxes	118,767	196,708
Net income	$79,454	$192,292

Balance Sheet	June 30, 2020		December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$5	$88,238	$1,760	$100,485
Current assets	18,920	1,387,925	28,768	1,590,932
Non-current assets	3,853,059	3,136,906	4,050,648	3,044,865

Liabilities and equity:
Amounts due to subsidiaries	24,167	1,319	—	—
Current liabilities	141,596	461,157	100,081	470,027
Non-current liabilities	3,082,641	352,655	3,315,314	361,324

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
The Company performs its annual goodwill impairment test as of December 1 each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts (including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of excess fair value over carrying value for each of its reporting units in the 2019 impairment test. In connection with the preparation of the second quarter financial information, the Company determined that a triggering event had occurred with respect to its AMCNI reporting unit, which required an interim impairment test to be performed as of June 30, 2020. As such, the Company performed a quantitative assessment for its AMCNI reporting unit. The fair value was determined using a combination of an income approach, using a discounted cash flow (DCF) model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company financial multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Based on the valuations performed, in response to current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined below its carrying amount. As a result, in June 2020, the Company recognized an impairment charge of $25.1 million related to the AMCNI reporting unit, included in impairment charges in the condensed consolidated income statement.
No impairment charge was required for any of the Company's other reporting units.
As we are unable to predict how long the COVID-19 pandemic conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. If these estimates or related assumptions change in the future, we may be required to record additional impairment charges related to goodwill.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying Condensed Consolidated Financial Statements of the Company for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2020, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $2.17 billion by approximately $5.3 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2020 would increase the estimated fair value of our fixed rate debt by approximately $71.8 million to approximately $2.24 billion.
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
As of June 30, 2020, we had $2.9 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).

As of June 30, 2020, we had interest rate swap contracts outstanding with notional amounts aggregating $100 million. The aggregate fair value of interest rate swap contracts at June 30, 2020 was a net liability of $3.6 million. As a result of these transactions, the interest rate paid on approximately 79% of our debt (excluding finance leases) as of June 30, 2020 is effectively fixed (76% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2020 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $6.8 million loss and $16.4 million loss net, for the three and six months ended June 30, 2020, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2020, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. To date, we have experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of some of our television programming, and the temporary closure of our comedy venues.
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
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectibility of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The COVID-19 pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks. In addition, the COVID-19 pandemic may also exacerbate other risks described in Item 1A, "Risk Factors" in our 2019 Form 10-K.

Table of Contents

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
Set forth below is information concerning acquisitions of AMC Networks Class A Common Stock by the Company during the three months ended June 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	688,100	$24.68	688,100	$385,873,963
May 1, 2020 to May 31, 2020	—	$—	—	$385,873,963
June 1, 2020 to June 30, 2020	—	$—	—	$385,873,963
Total	688,100	$24.68	688,100

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan

10.2	AMC Networks Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors

22	Guarantor Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 5, 2020	By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer