Form 10-Q
period 2020-09-30
AMC Networks Inc.
filed 2020-11-02
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 23, 2020:

Class A Common Stock par value $0.01 per share	29,754,780
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,071,860	$816,170
Accounts receivable, trade (less allowance for doubtful accounts of $9,345 and $5,733)	768,506	857,143
Current portion of program rights, net	17,933	426,624
Prepaid expenses and other current assets	174,682	230,360
Total current assets	2,032,981	2,330,297
Property and equipment, net of accumulated depreciation of $254,312 and $347,302	255,729	283,752
Program rights, net	1,336,612	1,038,060
Intangible assets, net	417,778	524,531
Goodwill	673,810	701,980
Deferred tax asset, net	39,778	51,545
Operating lease right-of-use asset	151,801	170,056
Other assets	477,938	496,465
Total assets	$5,386,427	$5,596,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$80,967	$94,306
Accrued liabilities	281,023	251,214
Current portion of program rights obligations	302,061	304,692
Deferred revenue	61,557	63,921
Current portion of long-term debt	76,000	56,250
Current portion of lease obligations	33,519	33,959
Total current liabilities	835,127	804,342
Program rights obligations	198,197	239,813
Long-term debt	2,791,091	3,039,979
Lease obligations	209,549	211,047
Deferred tax liability, net	135,476	136,911
Other liabilities	130,244	163,638
Total liabilities	4,299,684	4,595,730
Commitments and contingencies
Redeemable noncontrolling interests	314,397	309,451
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 63,348 and 63,886 shares issued and 40,557 and 44,078 shares outstanding, respectively	643	639
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	320,681	286,491
Accumulated earnings	1,752,740	1,609,428
Treasury stock, at cost (23,790 and 19,808 shares Class A Common Stock, respectively)	(1,166,119)	(1,063,181)
Accumulated other comprehensive loss	(160,457)	(167,711)
Total AMC Networks stockholders' equity	747,603	665,781
Non-redeemable noncontrolling interests	24,743	25,724
Total stockholders' equity	772,346	691,505
Total liabilities and stockholders' equity	$5,386,427	$5,596,686
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$654,015	$718,597	$2,034,681	$2,275,117
Operating expenses:
Technical and operating (excluding depreciation and amortization)	333,816	354,992	960,379	1,080,763
Selling, general and administrative	148,769	159,357	488,581	505,233
Depreciation and amortization	27,547	25,619	80,182	75,568
Impairment charges	—	—	130,411	—
Restructuring and other related charges	4,406	10,191	13,879	29,995
Total operating expenses	514,538	550,159	1,673,432	1,691,559
Operating income	139,477	168,438	361,249	583,558
Other income (expense):
Interest expense	(33,418)	(39,621)	(105,283)	(118,982)
Interest income	2,994	4,626	11,276	13,571
Loss on extinguishment of debt	—	—	(2,908)	—
Miscellaneous, net	11,138	(1,490)	(10,088)	(16,972)
Total other (expense) income	(19,286)	(36,485)	(107,003)	(122,383)
Income from operations before income taxes	120,191	131,953	254,246	461,175
Income tax expense	(52,195)	(8,727)	(95,490)	(53,807)
Net income including noncontrolling interests	67,996	123,226	158,756	407,368
Net income attributable to noncontrolling interests	(6,356)	(6,303)	(13,488)	(18,305)
Net income attributable to AMC Networks' stockholders	$61,640	$116,923	$145,268	$389,063

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.18	$2.09	$2.72	$6.91
Diluted	$1.17	$2.07	$2.69	$6.80

Weighted average common shares:
Basic	52,346	55,847	53,374	56,339
Diluted	52,904	56,605	53,917	57,218
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income including noncontrolling interests	$67,996	$123,226	$158,756	$407,368
Other comprehensive income (loss):
Foreign currency translation adjustment	21,475	(33,281)	7,383	(38,490)
Unrealized gain (loss) on interest rate swaps	615	(187)	(1,041)	(2,076)
Other comprehensive income (loss), before income taxes	22,090	(33,468)	6,342	(40,566)
Income tax (expense) benefit	(144)	335	242	483
Other comprehensive income (loss), net of income taxes	21,946	(33,133)	6,584	(40,083)
Comprehensive income	89,942	90,093	165,340	367,285
Comprehensive income attributable to noncontrolling interests	(6,648)	(5,217)	(12,818)	(17,048)
Comprehensive income attributable to AMC Networks' stockholders	$83,294	$84,876	$152,522	$350,237
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145
Net income attributable to AMC Networks’ stockholders	—	—	—	61,640	—	—	61,640	—	61,640
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,785	1,785
Distributions to noncontrolling member	—	—	—	—	—	—	—	(563)	(563)
Other comprehensive income	—	—	—	—	—	21,654	21,654	292	21,946
Share-based compensation expense	—	—	12,393	—	—	—	12,393	—	12,393
Balance, September 30, 2020	$643	$115	$320,681	$1,752,740	$(1,166,119)	$(160,457)	$747,603	$24,743	$772,346

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	145,268	—	—	145,268	—	145,268
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	700	700
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,011)	(1,011)
Other comprehensive income (loss)	—	—	—	—	—	7,254	7,254	(670)	6,584
Share-based compensation expense	—	—	43,141	—	—	—	43,141	—	43,141
Treasury stock acquired	—	—	—	—	(102,938)	—	(102,938)	—	(102,938)
Restricted stock units converted to shares	4	—	(8,951)	—	—	—	(8,947)	—	(8,947)
Balance, September 30, 2020	$643	$115	$320,681	$1,752,740	$(1,166,119)	$(160,457)	$747,603	$24,743	$772,346

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2019	$639	$115	$258,150	$1,501,082	$(1,051,022)	$(167,144)	$541,820	$26,693	$568,513
Net income attributable to AMC Networks’ stockholders	—	—	—	116,923	—	—	116,923	—	116,923
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,772	1,772
Distributions to noncontrolling member	—	—	—	—	—	—	—	(705)	(705)
Settlement of treasury stock	—	—	832	—	—	—	832	—	832
Other comprehensive loss	—	—	—	—	—	(33,133)	(33,133)	(1,085)	(34,218)
Share-based compensation expense	—	—	13,841	—	—	—	13,841	—	13,841
Treasury stock acquired	—	—	—	—	(12,159)	—	(12,159)	—	(12,159)
Balance, September 30, 2019	$639	$115	$272,823	$1,618,005	$(1,063,181)	$(200,277)	$628,124	$26,675	$654,799

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	$633	$115	$239,767	$1,228,942	$(992,583)	$(160,194)	$316,680	$28,528	$345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	389,063	—	—	389,063	—	389,063
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,842	2,842
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,439)	(3,439)
Other comprehensive loss	—	—	—	—	—	(40,083)	(40,083)	(1,256)	(41,339)
Share-based compensation expense	—	—	50,465	—	—	—	50,465	—	50,465
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	985	—	(70,598)	—	(69,613)	—	(69,613)
Restricted stock units converted to shares	6	—	(23,024)	—	—	—	(23,018)	—	(23,018)
Balance, September 30, 2019	$639	$115	$272,823	$1,618,005	$(1,063,181)	$(200,277)	$628,124	$26,675	$654,799

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$158,756	$407,368
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,182	75,568
Impairment charges	130,411	—
Share-based compensation expense related to equity classified awards	43,141	50,465
Non-cash restructuring and other related charges	6,126	14,026
Amortization and write-off of program rights	622,204	696,326
Amortization of deferred carriage fees	21,088	14,624
Unrealized foreign currency transaction loss	9,242	489
Amortization of deferred financing costs and discounts on indebtedness	6,039	5,970
Loss on extinguishment of debt	2,908	—
Bad debt expense	340	3,628
Deferred income taxes	12,403	(65,245)
Write-down of non-marketable equity securities and note receivable	5,103	20,206
Other, net	(10,696)	(8,481)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	92,328	6,993
Prepaid expenses and other assets	79,098	(121,375)
Program rights and obligations, net	(565,267)	(676,718)
Income taxes payable	17,265	3,101
Deferred revenue	(2,234)	10,395
Deferred carriage fees, net	(15,057)	(14,409)
Accounts payable, accrued liabilities and other liabilities	(49,293)	(22,534)
Net cash provided by operating activities	644,087	400,397
Cash flows from investing activities:
Capital expenditures	(34,990)	(69,096)
Return of capital from investees	924	9,232
Acquisition of investment securities	(4,111)	—
Principal payment received on loan to investee	3,750	—
Proceeds from sale of investments	10,000	—
Net cash used in investing activities	(24,427)	(59,864)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	6,000	1,521
Principal payments on long-term debt	(242,500)	(12,613)
Deemed repurchases of restricted stock units	(8,947)	(23,019)
Purchase of treasury stock	(102,938)	(70,598)
Proceeds from stock option exercises	—	4,630
Principal payments on finance lease obligations	(2,404)	(4,059)
Distributions to noncontrolling interests	(13,955)	(13,545)
Net cash used in financing activities	(364,744)	(117,683)
Net increase in cash and cash equivalents	254,916	222,850
Effect of exchange rate changes on cash and cash equivalents	774	(4,350)
Cash and cash equivalents at beginning of period	816,170	554,886
Cash and cash equivalents at end of period	$1,071,860	$773,386

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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, UMC), AMC+ and other subscription video on demand ("SVOD") initiatives; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.
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
Risks and Uncertainties
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, the Company has experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of substantially all of its programming, and the temporary closure of its comedy venues. In the third quarter of 2020, the Company commenced production activities, however substantially all Company employees continue to work remotely, and the Company continues to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 - Income Taxes. These changes are effective for the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact the adoption and does not expect it to have material impact on its consolidated financial statements.
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2020, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2020	December 31, 2019
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,014,956	$1,121,834
Contract assets, short-term (included in Other current assets)	4,373	7,283
Contract assets, long-term (included in Other assets)	3,225	9,964
Contract liabilities (Deferred revenue)	61,557	63,921
Revenue recognized for the nine months ended September 30, 2020 relating to the contract liability at December 31, 2019 was $37.0 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	52,346	55,847	53,374	56,339
Effect of dilution:
Stock options	—	7	—	18
Restricted stock units	558	751	543	861
Diluted weighted average common shares outstanding	52,904	56,605	53,917	57,218
Approximately 1.1 million and 1.5 million restricted stock units outstanding as of September 30, 2020 and September 30, 2019, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. As of September 30, 2020 and September 30, 2019, 0.7 million and 0.3 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2020, the Company repurchased 4.0 million shares of its Class A Common Stock at an average purchase price of approximately $25.85 per share. As of September 30, 2020, the Company had $385.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
On September 16, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of its Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, the Company accepted for purchase 10.8 million shares of its Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, will be classified in Treasury stock in the consolidated balance sheet. The settlement of the Tender Offer reduced the availability under the Stock Repurchase Program to $135.3 million.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges of $4.4 million and $13.9 million for the three and nine months ended September 30, 2020, respectively, related to restructuring costs associated with termination of distribution in certain territories as well as severance and other personnel related costs associated with restructuring activities.
Restructuring and other related charges of $10.2 million and $30.0 million for the three and nine months ended September 30, 2019, respectively, primarily related to the AMC Networks SVOD re-organization as well as severance and other personnel related costs incurred at AMCNI associated with the termination of distribution in certain territories.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
National Networks	$5,991	$6,199	$8,714	$6,776
International & Other	(1,585)	3,992	5,165	23,915
Inter-segment eliminations	—	—	—	(696)
Total restructuring and other related charges	$4,406	$10,191	$13,879	$29,995

The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2019	$27,407	$221	$27,628
Charges	9,563	4,316	13,879
Cash payments	(26,763)	(191)	(26,954)
Non-cash adjustments	(1,810)	(4,316)	(6,126)
Currency translation	1	—	1
Balance, September 30, 2020	$8,398	$30	$8,428
Accrued restructuring costs of $8.4 million are included in accrued liabilities in the condensed consolidated balance sheet at September 30, 2020.
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
◦Group program rights - programming value is predominantly derived from third-party revenues that are not directly attributable to a specific film or television title (e.g., library of program rights for purpose of the Company’s programming networks or subscription revenue for AMC Networks SVOD).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$288,705	$33,288	$321,993
In-production and in-development	145,228	14,209	159,437
Total owned original program rights, net	$433,933	$47,497	$481,430

Licensed program rights, net:
Licensed film and acquired series	$8,080	$581,253	$589,333
Licensed originals	235,149	—	235,149
Advances and content versioning costs	—	48,633	48,633
Total licensed program rights, net	243,229	629,886	873,115
Program rights, net	$677,162	$677,383	$1,354,545

Current portion of program rights, net			$17,933
Program rights, net (long-term)			1,336,612
			$1,354,545

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$74,597	$11,854	$86,451	$235,868	$27,831	$263,699
Licensed program rights	20,479	100,019	120,498	61,741	296,764	358,505
Program rights amortization	$95,076	$111,873	$206,949	$297,609	$324,595	$622,204

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
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. Program rights write-offs, included in technical and operating expense, were $24.8 million and $36.9 million for the three and nine months ended September 30, 2020, respectively, and $1.6 million and $15.2 million for the three and nine months ended September 30, 2019, respectively.
Note 6. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $69.6 million at September 30, 2020 and $69.1 million at December 31, 2019.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statement of income. In April 2020, one of our investments with a cost of $25.0 million, previously classified as a non-marketable equity security, became a publicly traded company. Accordingly, the investment is now classified within marketable equity securities. Investments in marketable equity securities were $39.7 million at September 30, 2020 and $4.4 million at December 31, 2019. For the three and nine months ended September 30, 2020, unrealized gains and losses on marketable equity securities were a loss of $3.7 million and a gain of $10.3 million, respectively, included in miscellaneous, net in the condensed consolidated statement of income.
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
Investments in non-marketable equity securities were $34.5 million at September 30, 2020 and $61.8 million at December 31, 2019. For the nine months ended September 30, 2020 and September 30, 2019, the Company recognized impairment charges of $20.0 million and $20.2 million, respectively, related to the write-down of certain non-marketable equity securities and a note receivable, included in miscellaneous, net in the condensed consolidated statements of income. Additionally, in September 2020, an observable price change occurred with respect to one of the Company's non-marketable equity securities, resulting in an unrealized gain of $14.9 million, included in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2019	$237,103	$464,877	$701,980
Impairment charge	—	(25,062)	(25,062)
Amortization of "second component" goodwill	(996)	—	(996)
Foreign currency translation	—	(2,112)	(2,112)
September 30, 2020	$236,107	$437,703	$673,810
As of September 30, 2020 and December 31, 2019, accumulated impairment charges in the International and Other segment totaled $123.1 million and $98.0 million, respectively.
The reduction of $1.0 million in the carrying amount of goodwill for National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2020
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$617,178	$(317,770)	$299,408	6 to 25 years
Advertiser relationships	46,282	(24,976)	21,306	11 years
Trade names and other amortizable intangible assets	114,869	(37,705)	77,164	3 to 20 years
Total amortizable intangible assets	778,329	(380,451)	397,878
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,229	$(380,451)	$417,778
(In thousands)	December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$616,197	$(232,193)	$384,004
Advertiser relationships	46,282	(21,820)	24,462
Trade names and other amortizable intangible assets	115,873	(19,708)	96,165
Total amortizable intangible assets	778,352	(273,721)	504,631
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,252	$(273,721)	$524,531

Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2020 and 2019 was $32.6 million and $34.2 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2020	$42,325
2021	37,808
2022	37,763
2023	37,687
2024	37,618

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Employee related costs	81,830	$89,753
Participations and residuals	91,411	70,682
Interest	37,089	29,767
Other accrued expenses	70,693	61,012
Total accrued liabilities	$281,023	$251,214

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
Senior Secured Credit Facility: (a)
Term Loan A Facility	$693,750	$731,250
Senior Notes:
4.75% Notes due August 2025	800,000	800,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due December 2022	400,000	600,000
Other debt (b)	1,000	—
Total long-term debt	2,894,750	3,131,250
Unamortized discount	(19,527)	(24,351)
Unamortized deferred financing costs	(8,132)	(10,670)
Long-term debt, net	2,867,091	3,096,229
Current portion of long-term debt	76,000	56,250
Noncurrent portion of long-term debt	$2,791,091	$3,039,979
(a)The Company's $500 million revolving credit facility remains undrawn at September 30, 2020. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
(b)A majority owned subsidiary of the Company has credit facilities totaling $7.0 million, which bear interest at the greater of 3.5% or the prime rate plus 1% and mature on November 23, 2020. As of September 30, 2020, there was $1.0 million of outstanding borrowings on the credit facilities.
4.75% Notes due December 2022
In March 2020, the Company redeemed $200 million principal amount of the outstanding $600 million principal amount of its 4.75% Notes due December 2022. In connection with the redemption, the Company incurred a loss on extinguishment of debt for the nine months ended September 30, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use asset	$151,801	$170,056
Finance	Property and equipment, net	13,453	15,713
Total lease assets		$165,254	$185,769
Liabilities
Current:
Operating	Current portion of lease obligations	$30,011	$30,171
Finance	Current portion of lease obligations	3,508	3,788
		$33,519	33,959
Noncurrent:
Operating	Lease obligations	$181,032	193,570
Finance	Lease obligations	28,517	17,477
		209,549	211,047

Total lease liabilities		$243,068	$245,006
For the nine months ended September 30, 2020, impairment charges were recorded related to certain operating lease right-of-use assets at the AMCNI business. See Note 7 for additional details regarding the impairment test of long-lived assets.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2020:
Assets
Cash equivalents	$295,051	$—	$—	$295,051
Marketable securities	39,699	—	—	39,699
Foreign currency derivatives	—	1,366	—	1,366
Liabilities
Interest rate swap contracts	$—	$3,007	$—	$3,007
Foreign currency derivatives	—	3,568	—	3,568

At December 31, 2019:
Assets
Cash equivalents	$191,214	$—	$—	$191,214
Marketable securities	4,448	—	—	4,448
Foreign currency derivatives	—	1,884	—	1,884
Liabilities
Interest rate swap contracts	$—	$1,966	$—	$1,966
Foreign currency derivatives	—	1,888	—	1,888
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
At September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$687,991	$679,875
4.75% Notes due August 2025	789,648	828,160
5.00% Notes due April 2024	990,436	1,019,700
4.75% Notes due December 2022	398,016	400,000
Other debt	1,000	1,000
	$2,867,091	$2,928,735

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$723,560	$724,303
4.75% Notes due August 2025	788,247	803,000
5.00% Notes due April 2024	988,609	1,020,000
4.75% Notes due December 2022	595,813	605,250
	$3,096,229	$3,152,553
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
As of September 30, 2020, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$3,007	$1,966
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$775	$891
Foreign currency derivatives	Other assets	591	993
Liabilities:
Foreign currency derivatives	Accrued liabilities	$906	$687
Foreign currency derivatives	Other liabilities	2,662	1,202

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$9	$(265)	Interest expense	$606	$78

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,401)	$(2,190)	Interest expense	$1,360	$113

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency derivatives	Miscellaneous, net	$(1,300)	$510	$(2,018)	$556

Note 13. Income Taxes
For the three and nine months ended September 30, 2020, income tax expense was $52.2 million and $95.5 million, respectively, representing an effective tax rate of 43% and 38%, respectively, as compared to the federal statutory rate of 21%. For the three and nine months ended September 30, 2020, the effective tax rate differs from the federal statutory rate due primarily to tax expense of $20.0 million and $25.6 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations of $0.4 million and $9.8 million, state and local income tax expense of $3.5 million and $9.1 million, tax expense of $1.7 million and $4.7 million related to non-deductible compensation and tax expense of $2.7 million and tax benefit of $6.0 million relating to uncertain tax positions (including accrued interest), respectively. The tax benefit relating to uncertain tax positions for the nine months ended September 30, 2020 is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements. The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.
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
At September 30, 2020, the Company had foreign tax credit carry forwards of approximately $33.2 million, expiring on various dates from 2022 through 2030. These carryforwards have been reduced by a valuation allowance of $31.8 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2020, $1.0 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 14. Commitments and Contingencies
Commitments
As of September 30, 2020, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $129.1 million, as compared to December 31, 2019, to $1,063.0 million. The increase primarily relates to additional commitments for program rights and marketing commitments.
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
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. The trial commenced on February 10, 2020 and concluded on March 10, 2020 after eight days of trial. On July 22, 2020, the judge in the California Action issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On October 30, 2020, the judge in the California Action set a tentative trial date of September 8, 2021 with regard to claims not addressed in the first phase trial. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
During the nine months ended September 30, 2020, 477,764 RSUs and 325,836 PRSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 199,377 RSUs and 142,882 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 278,387 RSU and 182,954 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $8.9 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2020.
Share-based compensation expense included in selling, general and administrative expense was $12.4 million and $43.1 million for the three and nine months ended September 30, 2020, respectively, and $13.8 million and $50.5 million the for three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, there was $47.4 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.7 years.
Note 16. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2020.

(In thousands)	Nine Months Ended September 30, 2020
December 31, 2019	$309,451
Net earnings	12,788
Distributions	(12,945)
Other	5,103
September 30, 2020	$314,397

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 17. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Non-Cash Investing and Financing Activities:
Finance lease additions	$14,260	$—
Capital expenditures incurred but not yet paid	2,105	1,659
Supplemental Data:
Cash interest paid	91,940	104,698
Income taxes paid, net	60,335	121,110

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

(In thousands)	Three Months Ended September 30, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$164,216	$18,923	$(37)	$183,102
Distribution	297,933	180,369	(7,389)	470,913
Consolidated revenues, net	$462,149	$199,292	$(7,426)	$654,015
Operating income (loss)	$129,842	$11,198	$(1,563)	$139,477
Share-based compensation expense	9,922	2,472	—	12,394
Depreciation and amortization	13,422	14,125	—	27,547
Restructuring and other related charges	5,991	(1,585)	—	4,406
Majority-owned equity investees AOI	—	1,667	—	1,667
Adjusted operating income	$159,177	$27,877	$(1,563)	$185,491

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$194,452	$18,872	$(24)	213,300
Distribution	364,540	163,967	(23,210)	505,297
Consolidated revenues, net	$558,992	$182,839	$(23,234)	$718,597
Operating income (loss)	$182,479	$(11,501)	$(2,540)	168,438
Share-based compensation expense	11,684	2,157	—	13,841
Depreciation and amortization	8,048	17,571	—	25,619
Restructuring and other related charges	6,199	3,992	—	10,191
Majority-owned equity investees AOI	—	1,246	—	1,246
Adjusted operating income	$208,410	$13,465	$(2,540)	$219,335

(In thousands)	Nine Months Ended September 30, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$564,876	$53,097	$(38)	$617,935
Distribution	960,062	477,668	(20,984)	1,416,746
Consolidated revenues, net	$1,524,938	$530,765	$(21,022)	$2,034,681
Operating income (loss)	$512,598	$(147,226)	$(4,123)	$361,249
Share-based compensation expense	34,754	8,387	—	43,141
Depreciation and amortization	30,633	49,549	—	80,182
Impairment charges	—	130,411	—	130,411
Restructuring and other related charges	8,714	5,165	—	13,879
Majority-owned equity investees AOI	—	4,361	—	4,361
Adjusted operating income	$586,699	$50,647	$(4,123)	$633,223

(In thousands)	Nine Months Ended September 30, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$653,031	$63,613	$(75)	$716,569
Distribution	1,126,819	469,841	(38,112)	1,558,548
Consolidated revenues, net	$1,779,850	$533,454	$(38,187)	$2,275,117
Operating income (loss)	$648,180	$(52,532)	$(12,090)	$583,558
Share-based compensation expense	41,774	8,691	—	50,465
Depreciation and amortization	24,839	50,729	—	75,568
Restructuring and other related charges	6,776	23,915	(696)	29,995
Majority-owned equity investees AOI	—	4,434	—	4,434
Adjusted operating income	$721,569	$35,237	$(12,786)	$744,020
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Inter-segment revenues
National Networks	$(7,166)	$(18,140)	$(17,346)	$(29,790)
International and Other	(260)	(5,094)	(3,676)	(8,397)
	$(7,426)	$(23,234)	$(21,022)	$(38,187)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
United States	$497,677	$579,913	$1,646,065	$1,847,491
Europe	110,448	108,365	274,763	299,782
Other	45,890	30,319	113,853	127,844
	$654,015	$718,597	$2,034,681	$2,275,117

The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2020	December 31, 2019
Property and equipment, net
United States	$241,541	$244,175
Europe	13,985	25,925
Other	203	13,652
	$255,729	$283,752
For the nine months ended September 30, 2020, impairment charges were recorded related to certain property and equipment in Europe and Other. See Note 7 for additional details regarding the impairment test of long-lived assets.

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
•the highly competitive nature of the cable, telecommunications, SVOD and programming industries;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2020, as well as an analysis of our cash flows for the nine months ended September 30, 2020 and 2019. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2020 as compared to December 31, 2019.
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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks SVOD, consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, UMC), AMC+ and other subscription video on demand ("SVOD") initiatives; Levity, our production services and comedy venues business; and IFC Films, our independent film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net
National Networks	$462,149	$558,992	$1,524,938	$1,779,850
International and Other	199,292	182,839	530,765	533,454
Inter-segment eliminations	(7,426)	(23,234)	(21,022)	(38,187)
Consolidated revenues, net	$654,015	$718,597	$2,034,681	$2,275,117
Operating income (loss)
National Networks	$129,842	$182,479	$512,598	$648,180
International and Other	11,198	(11,501)	(147,226)	(52,532)
Inter-segment eliminations	(1,563)	(2,540)	(4,123)	(12,090)
Consolidated operating income	$139,477	$168,438	$361,249	$583,558
AOI
National Networks	$159,177	$208,410	$586,699	$721,569
International and Other	27,877	13,465	50,647	35,237
Inter-segment eliminations	(1,563)	(2,540)	(4,123)	(12,786)
Consolidated AOI	$185,491	$219,335	$633,223	$744,020
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income	$139,477	$168,438	$361,249	$583,558
Share-based compensation expense	12,394	13,841	43,141	50,465
Depreciation and amortization	27,547	25,619	80,182	75,568
Restructuring and other related charges	4,406	10,191	13,879	29,995
Impairment charges	—	—	130,411	—
Majority-owned equity investees AOI	1,667	1,246	4,361	4,434
AOI	$185,491	$219,335	$633,223	$744,020

Impact of COVID-19 on Our Business
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in mid-March, we have experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of substantially all of our programming, and the temporary closure of our comedy venues. In the third quarter of 2020, the Company commenced production activities, however substantially all Company employees continue to work remotely, and the Company continues to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
On August 5, 2020, the Company filed a program carriage complaint with the Federal Communications Commission (the "FCC") alleging that, in connection with the negotiation of a new affiliation agreement between AT&T and the Company, AT&T has been engaging in discriminatory conduct that violates Section 616 of the Communications Act of 1934, as amended, and the FCC’s program carriage rules. On September 14, 2020, the FCC granted the Company's request to withdraw its complaint.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs, included in technical and operating expense, were $31.2 million and $14.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
International and Other
Our International and Other segment primarily includes the operations of AMCNI, AMC Networks SVOD, Levity, and IFC Films.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our subscription streaming services Acorn TV, Shudder, Sundance Now, UMC (Urban Movie Channel), and AMC+ from our AMC Networks SVOD business, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues (all of which are temporarily closed as a result of the COVID-19 pandemic). For the nine months ended September 30, 2020, distribution revenues represented 90% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$654,015	100.0%	$718,597	100.0%	$(64,582)	(9.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	333,816	51.0	354,992	49.4	(21,176)	(6.0)
Selling, general and administrative	148,769	22.7	159,357	22.2	(10,588)	(6.6)
Depreciation and amortization	27,547	4.2	25,619	3.6	1,928	7.5
Impairment charges	—	—	—	—	—	n/m
Restructuring and other related charges	4,406	0.7	10,191	1.4	(5,785)	(56.8)
Total operating expenses	514,538	78.7	550,159	76.6	(35,621)	(6.5)
Operating income	139,477	21.3	168,438	23.4	(28,961)	(17.2)
Other income (expense):
Interest expense, net	(30,424)	(4.7)	(34,995)	(4.9)	4,571	(13.1)
Miscellaneous, net	11,138	1.7	(1,490)	(0.2)	12,628	n/m
Total other income (expense)	(19,286)	(2.9)	(36,485)	(5.1)	17,199	(47.1)
Net income from operations before income taxes	120,191	18.4	131,953	18.4	(11,762)	(8.9)
Income tax expense	(52,195)	(8.0)	(8,727)	(1.2)	(43,468)	n/m
Net income including noncontrolling interests	67,996	10.4	123,226	17.1	(55,230)	(44.8)
Net income attributable to noncontrolling interests	(6,356)	(1.0)	(6,303)	(0.9)	(53)	0.8%
Net income attributable to AMC Networks' stockholders	$61,640	9.4%	$116,923	16.3%	$(55,283)	(47.3)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$462,149	100.0%	$558,992	100.0%	$(96,843)	(17.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	222,589	48.2	260,400	46.6	(37,811)	(14.5)
Selling, general and administrative	90,305	19.5	101,866	18.2	(11,561)	(11.3)
Depreciation and amortization	13,422	2.9	8,048	1.4	5,374	66.8
Restructuring and other related charges	5,991	1.3	6,199	1.1	(208)	n/m
Operating income	$129,842	28.1%	$182,479	32.6%	$(52,637)	(28.8)%
Share-based compensation expense	9,922	2.1	11,684	2.1	(1,762)	(15.1)
Depreciation and amortization	13,422	2.9	8,048	1.4	5,374	66.8
Restructuring and other related charges	5,991	1.3	6,199	1.1%	$(208)	n/m
AOI	$159,177	34.4%	$208,410	37.3%	$(49,233)	(23.6)%

International and Other Segment Results
The following table sets forth our International Networks segment results for the periods indicated.

	Three Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$199,292	100.0%	$182,839	100.0%	$16,453	9.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	117,041	58.7	115,250	63.0	1,791	1.6
Selling, general and administrative	58,513	29.4	57,527	31.5	986	1.7
Depreciation and amortization	14,125	7.1	17,571	9.6	(3,446)	(19.6)
Restructuring and other related charges	(1,585)	(0.8)	3,992	2.2	(5,577)	n/m
Operating loss	$11,198	5.6%	$(11,501)	(6.3)%	$22,699	n/m
Share-based compensation expense	2,472	1.2	2,157	1.2	315	14.6
Depreciation and amortization	14,125	7.1	17,571	9.6	(3,446)	(19.6)
Restructuring and other related charges	(1,585)	(0.8)	3,992	2.2	(5,577)	n/m
Majority-owned equity investees AOI	1,667	0.8	1,246	0.7	421	33.8
AOI	$27,877	14.0%	$13,465	7.4%	$14,412	107.0%

Revenues, net
Revenues, net decreased $64.6 million to $654.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$462,149	70.7%	$558,992	77.8%	$(96,843)	(17.3)%
International and Other	199,292	30.5	182,839	25.4	16,453	9.0
Inter-segment eliminations	(7,426)	(1.1)	(23,234)	(3.2)	15,808	(68.0)
Consolidated revenues, net	$654,015	100.0%	$718,597	100.0%	$(64,582)	(9.0)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$164,216	35.5%	$194,452	34.8%	$(30,236)	(15.5)%
Distribution	297,933	64.5	364,540	65.2	(66,607)	(18.3)
	$462,149	100.0%	$558,992	100.0%	$(96,843)	(17.3)%
•The decrease of $30.2 million in advertising revenues was primarily attributable to a reduction in the number of episodes of our original programming primarily related to the impact of the COVID-19 pandemic, and lower ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $66.6 million due to a decrease of $41.1 million in content licensing revenues due to a decrease in the number of original programs we distributed. Subscription revenues decreased $25.5 million primarily due to lower subscribers. Distribution revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$18,923	9.5%	$18,872	10.3%	$51	0.3%
Distribution	180,369	90.5	163,967	89.7	16,402	10.0
	$199,292	100.0%	$182,839	100.0%	$16,453	9.0%

Advertising revenues were consistent with the prior comparable period. Distribution revenues increased $23.7 million at AMC Networks SVOD driven by additional subscribers and $6.4 million at IFC Films. These increases were partially offset by a decrease of $11.7 million at Levity, due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues, as well as a decrease of $5.4 million at AMCNI.
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
Technical and operating expense (excluding depreciation and amortization) decreased $21.2 million to $333.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$222,589	$260,400	$(37,811)	(14.5)%
International and Other	117,041	115,250	1,791	1.6%
Inter-segment eliminations	(5,814)	(20,658)	14,844	n/m
Total	$333,816	$354,992	$(21,176)	(6.0)%
Percentage of revenues, net	51.0%	49.4%
National Networks
The decrease in technical and operating expense of $37.8 million was due to a decrease in program rights amortization of $25.2 million primarily attributable to the mix of original programming as compared to the prior comparable period, which was impacted by the production stoppages resulting from the COVID-19 pandemic. In addition, other direct programming costs decreased $12.6 million. Program rights amortization expense includes write-offs of $19.6 million and $1.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Program rights write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense increased $1.8 million primarily related to $3.5 million increase in program amortization at IFC Films. This increase was partially offset by a decrease at Levity of $2.4 million due to the impact of the COVID-19 pandemic on its operations, which resulted in productions stoppages and closure of comedy venues.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense decreased $10.6 million to $148.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$90,305	$101,866	$(11,561)	(11.3)%
International and Other	58,513	57,527	986	1.7
Inter-segment eliminations	(49)	(36)	(13)	36.1
Total	$148,769	$159,357	$(10,588)	(6.6)%
Percentage of revenues, net	22.7%	22.2%
National Networks
Selling, general and administrative expense decreased $11.6 million principally due to a decrease in advertising and marketing expenses of $5.9 million related to the mix of original programming, which was impacted by the COVID-19 pandemic, as well as an overall decrease in corporate related expenses.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $1.0 million, resulting from an increase of $7.8 million at AMC Networks SVOD primarily related to advertising and marketing expenses, partially offset by a decrease of $5.2 million at Levity primarily related to the impact of the COVID-19 pandemic.

Depreciation and amortization
Depreciation and amortization expense increased $1.9 million to $27.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$13,422	$8,048	$5,374	66.8%
International and Other	14,125	17,571	(3,446)	(19.6)
	$27,547	$25,619	$1,928	7.5%
The increase in depreciation and amortization expense in the National Networks segment was primarily due to depreciation of equipment at our AMC Networks Broadcasting and Technology facilities. The decrease in depreciation and amortization expense in the International and Other segment was primarily due to the lower carrying values of long-lived assets resulting from the impairment charges recognized in June 2020.
Restructuring and other related charges
Restructuring and other related charges of $4.4 million for the three months ended September 30, 2020 primarily related to severance associated with restructuring activities.
Restructuring and other related charges of $10.2 million for the three months ended September 30, 2019 related to the management reorganization commenced in September 2019. In connection with this reorganization, a number of roles were eliminated to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $10.2 million, of which $6.2 million was attributable to the National Networks segment and $4.0 million was attributable to the International and Other segment.
Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$129,842	$182,479	$(52,637)	(28.8)%
International and Other	11,198	(11,501)	22,699	n/m
Inter-segment Eliminations	(1,563)	(2,540)	977	n/m
	$139,477	$168,438	$(28,961)	(17.2)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenue of $96.8 million, partially offset by a decrease in technical and operating expense of $37.8 million and a decrease in selling, general and administrative expense of $11.6 million.
The increase in operating income at the International and Other segment was primarily attributable an increase in revenues of $16.5 million, a decrease in restructuring and other related charges of $5.6 million, and a decrease in depreciation and amortization of $3.4 million.
AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
Operating income	$139,477	$168,438	$(28,961)	(17.2)%
Share-based compensation expense	12,394	13,841	(1,447)	(10.5)
Depreciation and amortization	27,547	25,619	1,928	7.5
Restructuring and other related charges	4,406	10,191	(5,785)	(56.8)
Majority-owned equity investees AOI	1,667	1,246	421	33.8
AOI	$185,491	$219,335	$(33,844)	(15.4)%

AOI decreased $33.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$159,177	$208,410	$(49,233)	(23.6)%
International and Other	27,877	13,465	14,412	107.0
Inter-segment eliminations	(1,563)	(2,540)	977	n/m
AOI	$185,491	$219,335	$(33,844)	(15.4)%
The change in AOI at both the National Networks and International and Other segments is principally due to the change in operating income.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $4.6 million is primarily due to lower average outstanding balances.
Miscellaneous, net
Miscellaneous, net was income of $11.1 million for the three months ended September 30, 2020 as compared to expense of $1.5 million for the three months ended September 30, 2019. The increase in miscellaneous, net income of $12.6 million was primarily related to net unrealized gains of $6.0 million from certain marketable equity securities and investments, and a favorable variance of $7.0 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended September 30, 2020, income tax expense was $52.2 million representing an effective tax rate of 43%. The effective tax rate differs from the federal statutory rate of 21% primarily due to tax expense of $20.0 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations of $0.4 million, state and local income tax expense of $3.5 million, tax expense of $1.7 million related to non-deductible compensation and tax expense of $2.7 million relating to uncertain tax positions (including accrued interest). The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.
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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,034,681	100.0%	$2,275,117	100.0%	$(240,436)	(10.6)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	960,379	47.2	1,080,763	47.5	(120,384)	(11.1)
Selling, general and administrative	488,581	24.0	505,233	22.2	(16,652)	(3.3)
Depreciation and amortization	80,182	3.9	75,568	3.3	4,614	6.1
Impairment charges	130,411	6.4	—	—	130,411	n/m
Restructuring and other related charges	13,879	0.7	29,995	1.3	(16,116)	(53.7)
Total operating expenses	1,673,432	82.2	1,691,559	74.4	(18,127)	(1.1)
Operating income	361,249	17.8	583,558	25.6	(222,309)	(38.1)
Other income (expense):
Interest expense, net	(94,007)	(4.6)	(105,411)	(4.6)	11,404	(10.8)
Loss on extinguishment of debt	(2,908)	(0.1)	—	—	(2,908)	n/m
Miscellaneous, net	(10,088)	(0.5)	(16,972)	(0.7)	6,884	(40.6)
Total other income (expense)	(107,003)	(5.3)	(122,383)	(5.4)	15,380	(12.6)
Net income from operations before income taxes	254,246	12.5	461,175	20.3	(206,929)	(44.9)
Income tax expense	(95,490)	(4.7)	(53,807)	(2.4)	(41,683)	77.5
Net income including noncontrolling interests	158,756	7.8	407,368	17.9	(248,612)	(61.0)
Net income attributable to noncontrolling interests	(13,488)	(0.7)	(18,305)	(0.8)	4,817	(26.3)
Net income attributable to AMC Networks' stockholders	$145,268	7.1%	$389,063	17.1%	$(243,795)	(62.7)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Nine Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,524,938	100.0%	$1,779,850	100.0%	$(254,912)	(14.3)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	663,334	43.5	770,807	43.3	(107,473)	(13.9)
Selling, general and administrative	309,659	20.3	329,248	18.5	(19,589)	(5.9)
Depreciation and amortization	30,633	2.0	24,839	1.4	5,794	23.3
Restructuring and other related charges	8,714	0.6	6,776	0.4	1,938	n/m
Operating income	$512,598	33.6%	$648,180	36.4%	$(135,582)	(20.9)%
Share-based compensation expense	34,754	2.3	41,774	2.3	(7,020)	(16.8)
Depreciation and amortization	30,633	2.0	24,839	1.4	5,794	23.3
Restructuring and other related charges	8,714	0.6	6,776	0.4	1,938	n/m
AOI	$586,699	38.5%	$721,569	40.5%	$(134,870)	(18.7)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$530,765	100.0%	$533,454	100.0%	$(2,689)	(0.5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	313,867	59.1	335,244	62.8	(21,377)	(6.4)
Selling, general and administrative	178,999	33.7	176,098	33.0	2,901	1.6
Depreciation and amortization	49,549	9.3	50,729	9.5	(1,180)	(2.3)
Impairment charges	130,411	24.6	—	—	130,411	n/m
Restructuring and other related charges	5,165	1.0	23,915	4.5	(18,750)	(78.4)
Operating loss	$(147,226)	(27.7)%	$(52,532)	(9.8)%	$(94,694)	n/m
Share-based compensation expense	8,387	1.6	8,691	1.6	(304)	(3.5)
Depreciation and amortization	49,549	9.3	50,729	9.5	(1,180)	(2.3)
Impairment charges	130,411	24.6	—	—	130,411	n/m
Restructuring and other related charges	5,165	1.0	23,915	4.5	(18,750)	(78.4)
Majority-owned equity investees AOI	4,361	0.8	4,434	0.8	(73)	(1.6)
AOI	$50,647	9.5%	$35,237	6.6%	$15,410	43.7%

Revenues, net
Revenues, net decreased $240.4 million to $2,034.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$1,524,938	75.0%	$1,779,850	78.3%	$(254,912)	(14.3)%
International and Other	530,765	26.1	533,454	23.4	(2,689)	(0.5)
Inter-segment eliminations	(21,022)	(1.0)	(38,187)	(1.7)	17,165	(44.9)
Consolidated revenues, net	$2,034,681	100.1%	$2,275,117	100.0%	$(240,436)	(10.6)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$564,876	37.0%	$653,031	36.7%	$(88,155)	(13.5)%
Distribution	960,062	63.0	1,126,819	63.3	(166,757)	(14.8)
	$1,524,938	100.0%	$1,779,850	100.0%	$(254,912)	(14.3)%
•The decrease of $88.2 million in advertising revenues was primarily attributable to a reduction in the number of episodes of our original programming primarily related to the impact of the COVID-19 pandemic, and lower ratings. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $166.8 million due to a decrease in content licensing revenues of $91.3 million due to a decrease in the number of original programs we distributed and a decrease of $75.4 million in subscription revenues as compared to the prior comparable period primarily due to lower subscribers. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$53,097	10.0%	$63,613	11.9%	$(10,516)	(16.5)%
Distribution	477,668	90.0	469,841	88.1	7,827	1.7
	$530,765	100.0%	$533,454	100.0%	$(2,689)	(0.5)%
Advertising revenues decreased $9.5 million at AMCNI, excluding the impact of foreign currency fluctuations, primarily related to lower demand resulting from the impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact to advertising revenues of $1.0 million. Distribution revenues increased $54.8 million at AMC Networks SVOD. This increase was partially offset by a decrease of $39.0 million at Levity, due to the impact of the COVID-19 pandemic on its operations, which resulted in a temporary halt in production activities and closure of comedy venues, as well as a decrease of $11.3 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had an unfavorable impact to distribution revenues of $2.8 million.
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
Technical and operating expense (excluding depreciation and amortization) decreased $120.4 million to $960.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$663,334	$770,807	$(107,473)	(13.9)%
International and Other	313,867	335,244	(21,377)	(6.4)
Inter-segment eliminations	(16,822)	(25,288)	8,466	(33.5)
Total	$960,379	$1,080,763	$(120,384)	(11.1)%
Percentage of revenues, net	47.2%	47.5%
National Networks
The decrease in technical and operating expense of $107.5 million was due to a decrease in program amortization of $92.2 million primarily attributable to the mix of original programming as compared to the prior comparable period, which was impacted by the production stoppages resulting from the COVID-19 pandemic. In addition, other direct programming costs decreased $15.2 million. Program rights amortization expense includes write-offs of $31.2 million for the nine months ended September 30, 2020 as compared to program rights write-offs of $14.7 million for the nine months ended September 30, 2019. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense decreased $18.3 million related to Levity, $7.3 million at AMCNI and $1.3 million at IFC Films. The decrease at Levity is due to the impact of the COVID-19 pandemic on its operations, which resulted in production stoppages and temporary closure of comedy venues. These decreases were partially offset by an increase of $7.0 million at AMC Networks SVOD. Foreign currency translation had a favorable impact to the change in technical and operating expense of $2.7 million.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense decreased $16.7 million to $488.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$309,659	$329,248	$(19,589)	(5.9)%
International and Other	178,999	176,098	2,901	1.6
Inter-segment eliminations	(77)	(113)	36	(31.9)
Total	$488,581	$505,233	$(16,652)	(3.3)%
Percentage of revenues, net	24.0%	22.2%
National Networks
Selling, general and administrative expense decreased $19.6 million principally due to a decrease in advertising and marketing expenses of $18.7 million related to the mix of original programming, which was impacted by the COVID-19 pandemic.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense increased $2.9 million. The increase in selling, general and administrative expense related to $25.2 million at AMC Networks SVOD primarily related to advertising and marketing expenses, which was partially offset by decreases of $11.6 million at Levity primarily related to the impact of the COVID-19 pandemic and $7.7 million at AMCNI primarily related to advertising and marketing expenses. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $2.1 million.
Depreciation and amortization
Depreciation and amortization expense increased $4.6 million to $80.2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$30,633	$24,839	$5,794	23.3%
International and Other	49,549	50,729	(1,180)	(2.3)
	$80,182	$75,568	$4,614	6.1%
The increase in depreciation and amortization expense in the National Networks segment was primarily due to depreciation of equipment at our AMC Networks Broadcasting and Technology facilities. The decrease in depreciation and amortization expense in the International and Other segment was primarily due to the lower carrying values of long-lived assets resulting from the impairment charge recognized in June 2020.
Impairment charges
In June 2020, as a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired. Based on our current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.3 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.
Restructuring and other related charges
Restructuring and other related charges of $13.9 million for the nine months ended September 30, 2020 primarily consisted of charges at AMCNI of $6.2 million related to costs associated with termination of distribution in certain territories and charges of $7.6 million related to severance associated with restructuring activities.
Restructuring expense of $30.0 million for the nine months ended September 30, 2019 primarily related to the management re-organization commenced in September 2019. In connection with this re-organization, a number of roles were eliminated to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $10.2 million. In addition, charges associated with the AMC Networks SVOD re-organization consisted of severance and other personnel related costs of $1.3 million and programming write-offs of $13.0 million related to a change in programming strategy. In connection with restructuring activities announced in 2018, we incurred additional severance and personnel related costs of $5.5 million for the nine months ended September 30, 2019.
Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$512,598	$648,180	$(135,582)	(20.9)%
International and Other	(147,226)	(52,532)	(94,694)	n/m
Inter-segment Eliminations	(4,123)	(12,090)	7,967	n/m
	$361,249	$583,558	$(222,309)	(38.1)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenue of $254.9 million and an increase in restructuring and other related charges of 1.9 million, partially offset by a decrease in technical and operating expense of 107.5 million and a decrease in selling, general and administrative expense of $19.6 million.
The increase in operating losses at the International and Other segment was primarily attributable to the impairment charges of $130.4 million and a decrease in revenues of $2.7 million, partially offset by a decrease in technical and operating expense of $21.4 million and a decrease in restructuring and other related charges of $18.8 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
Operating income	$361,249	$583,558	$(222,309)	(38.1)%
Share-based compensation expense	43,141	50,465	(7,324)	(14.5)
Depreciation and amortization	80,182	75,568	4,614	6.1
Impairment charges	130,411	—	130,411	n/m
Restructuring and other related charges	13,879	29,995	(16,116)	(53.7)
Majority-owned equity investees AOI	4,361	4,434	(73)	(1.6)
AOI	$633,223	$744,020	$(110,797)	(14.9)%
AOI decreased $110.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ change	% change
National Networks	$586,699	$721,569	$(134,870)	(18.7)%
International and Other	50,647	35,237	15,410	43.7
Inter-segment eliminations	(4,123)	(12,786)	8,663	n/m
AOI	$633,223	$744,020	$(110,797)	(14.9)%
AOI decreased at the National Networks segment principally due to a decrease in operating income. The increase in AOI at the International and Other segment principally due to the decrease in operating income, offset by adjustments for the change in impairment charges and restructuring and other charges.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $11.4 million is primarily due to lower average outstanding balances.
Loss on extinguishment of debt
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022. The loss on extinguishment of debt for the nine months ended September 30, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The decrease in miscellaneous expense, net of $6.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily related to net unrealized gains of $19.6 million from certain marketable equity securities and investments, partially offset by an unfavorable variance of $11.1 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the nine months ended September 30, 2020, income tax expense was $95.5 million representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 21% primarily due to tax expense of $25.6 million resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations of $9.8 million, state and local income tax expense $9.1 million, tax expense of $4.7 million related to non-deductible compensation, partially offset by a tax benefit of $6.0 million relating to uncertain tax positions (including accrued interest). The tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements. The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.
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
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended September 30, 2020, we did not repurchase any of our Class A common stock. As of September 30, 2020, we had $385.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
On September 16, 2020, we commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of our Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, we accepted for purchase 10.8 million shares of our Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, will be classified in Treasury stock in the consolidated balance sheet. The settlement of the Tender Offer reduced the availability under the Stock Repurchase Program to $135.3 million.
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
As of September 30, 2020, our consolidated cash and cash equivalents balance includes approximately $182.3 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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

The revolving credit facility was not drawn upon at September 30, 2020. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2020.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30,:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$644,087	$400,397
Cash used in investing activities	(24,427)	(59,864)
Cash used in financing activities	(364,744)	(117,683)
Net increase in cash and cash equivalents	254,916	222,850
Operating Activities
Net cash provided by operating activities amounted to $644.1 million for the nine months ended September 30, 2020 as compared to $400.4 million for the nine months ended September 30, 2019. Net cash provided by operating activities for the nine months ended September 30, 2020 primarily resulted from $1,087.2 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $565.3 million, a decrease in accounts payable, accrued expenses and other liabilities of $49.3 million primarily related to lower employee related liabilities and an increase in deferred carriage fees payable of $15.1 million. In addition, net cash provided by operating activities increased as a result of a decrease in accounts receivable of $92.3 million, a decrease in prepaid expense and other assets of $79.1 million primarily related to a decrease in long-term receivables and an increase of $17.3 million in income taxes payable. Changes in all other assets and liabilities resulted in a decrease of $2.2 million.
Net cash provided by operating activities amounted to $400.4 million for the nine months ended September 30, 2019. Net cash provided by operating activities for the nine months ended September 30, 2019 primarily resulted from $1,214.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $676.7 million, an increase in prepaid expense and other assets of $121.4 million primarily related to an increase in long-term receivables and a decrease in accounts payable, accrued expenses and other liabilities of $22.5 million primarily related to lower employee related liabilities. Changes in all other assets and liabilities resulted in a decrease of $8.5 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $24.4 million and $59.9 million, respectively. For the nine months ended September 30, 2020, cash used in investing activities included capital expenditures of $35.0 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million. All other changes in investing activities resulted in an increase of $0.6 million. For the nine months ended September 30, 2019, cash used in investing activities included capital expenditures of $69.1 million, partially offset by a return of capital from investees of $9.2 million.
Financing Activities
Net cash used in financing activities amounted to $364.7 million for the nine months ended September 30, 2020 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $200 million of 4.75% Notes due 2022), of $236.5 million, purchases of our common stock of $102.9 million, taxes paid in lieu of shares issued for equity-based compensation of $8.9 million, distributions to noncontrolling interests of $14.0 million, and payments on finance leases of $2.4 million.
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

Contractual Obligations
As of September 30, 2020, our contractual obligations not reflected on the condensed consolidated balance sheet increased $129.1 million, as compared to December 31, 2019, to $1,063.0 million. The increase primarily relates to additional commitments for program rights and marketing commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2020 includes $400.0 million of 4.75% Notes due December 2022, $1.0 billion of 5.00% Notes due April 2024 and $800.0 million of 4.75% Notes due August 2025 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2020
	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,403,731
Operating expenses	—	976,117
Operating income	—	427,614
Income before income taxes	228,499	341,365
Net income	$145,268	$334,838

Balance Sheet	September 30, 2020		December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$5	$70.977	$1,760	$100,485
Current assets	7,329	1,478,636	28,768	1,590,932
Non-current assets	3,937,137	3,117,403	4,050,648	3,044,865

Liabilities and equity:
Amounts due to subsidiaries	2,038	1,370	—	—
Current liabilities	148,025	461,012	100,081	470,027
Non-current liabilities	3,048,838	332,106	3,315,314	361,324

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2020, the carrying value of our fixed rate debt of $2.18 billion was less than its fair value of $2.25 billion by approximately $69.8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2020 would decrease the estimated fair value of our fixed rate debt by approximately $17.9 million to approximately $2.23 billion.
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
As of September 30, 2020, we had $2.9 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).

As of September 30, 2020, we had interest rate swap contracts outstanding with notional amounts aggregating $100 million. The aggregate fair value of interest rate swap contracts at September 30, 2020 was a net liability of $3.0 million. As a result of these transactions, the interest rate paid on approximately 79% of our debt (excluding finance leases) as of September 30, 2020 is effectively fixed (76% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2020 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $5.8 million gain and $10.6 million loss net, for the three and nine months ended September 30, 2020, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2020, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
General Risks
The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business
In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. To date, we have experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of some of our television programming, and the temporary closure of our comedy venues. In the third quarter of 2020, the Company recommenced production activities on most of its programming. However, there is no assurance that the Company will be able to continue its production activities uninterrupted, and the Company could be subject to temporary or longer-term shutdowns in production if there were to be an outbreak among cast members or crew.
Operationally, substantially all of our employees continue to work remotely, and we continue to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, the remote work environment has placed additional strain on our resources and the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our 2019 Form 10-K, including evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 7) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The COVID-19 pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks. In addition, the COVID-19 pandemic may also exacerbate other risks described in Item 1A, "Risk Factors" in our 2019 Form 10-K.
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
For the three months ended September 30, 2020, the Company did not repurchase any of its Class A common stock. As of September 30, 2020, the Company had $385.9 million of authorization remaining for repurchase under the Stock Repurchase Program.

Table of Contents

On September 16, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of its Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, the Company accepted for purchase 10.8 million shares of its Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, will be classified in Treasury stock in the consolidated balance sheet. The settlement of the Tender Offer reduced the availability under the Stock Repurchase Program to $135.3 million.

Item 6.    Exhibits.
(a)Index to Exhibits.

10.1
Amendment to Employment Agreement, dated as of September 15, 2020, by and between AMC Networks Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2020)

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

AMC Networks Inc.

Date:	November 2, 2020	By:	/s/ Christian Wymbs
Christian Wymbs
Executive Vice President and Chief Accounting Officer