Form 10-K
period 2020-12-31
AMC Networks Inc.
filed 2021-02-26
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $902 million.
The number of shares of common stock outstanding as of February 19, 2021:

Class A Common Stock par value $0.01 per share	29,975,350
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the highly competitive nature of the cable, telecommunications, streaming and programming industries;
•the cost of, and our ability to obtain or produce, desirable programming content for our networks, other forms of distribution, including digital and licensing in international markets, as well as our film distribution businesses;
•market demand for our owned original programming and our film content;
•the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties;
•the security of our program rights and other electronic data;
•our ability to maintain and renew distribution or affiliation agreements with distributors;
•the loss of any of our key personnel and artistic talent;
•changes in consumer demand for our comedy venues;
•changes in domestic and foreign laws or regulations under which we operate;
•economic and business conditions and industry trends in the countries in which we operate;
•fluctuations in currency exchange rates and interest rates;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
•the impact of existing and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the European Union's General Data Protection Regulation ("GDPR");
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
•other risks and uncertainties inherent in our programming and streaming businesses;
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
OVERVIEW
AMC Networks is a global entertainment company known for its ground-breaking and award-winning original content. We own and operate a suite of focused and targeted video entertainment products that are delivered to viewers on an ever-expanding array of platforms. These include: our linear TV channels carried by traditional and virtual multi-channel video programming distributors (MVPD); our streaming services, consisting of AMC+ as well as our targeted streaming services; and various social media platforms.
We operate several of the most recognized brands in entertainment, creating and presenting high quality content and compelling stories to audiences, and a valuable platform for distributors and advertisers. We have operated in the entertainment industry for more than 40 years, and, over this time, we have continually enhanced the value of our portfolio. Our content spans multiple genres, including drama, comedy, documentary, reality, anthology, feature film and short form and is well known and well regarded by our key constituents — our viewers, distributors and advertisers — and have developed strong, dedicated followings within their respective targeted demographics, increasing their value to distributors and advertisers.
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
Our ability to produce and own high quality content has provided us with the opportunity to distribute our owned content on platforms other than our domestic networks. Our owned content as well as the content that we license is distributed domestically and internationally and on multiple platforms, including linear television, company-owned and third-party streaming services, digital services, home video and syndication.
We launched a premium subscription streaming bundle called AMC+ that includes commercial-free access to original programming from across our entertainment networks, library content including The Walking Dead, Fear the Walking Dead, The Walking Dead: World Beyond and Mad Men and access to a number of our targeted streaming services. AMC+ is currently available to customers through MVPDs and virtual MVPDs as well as Amazon, Apple and Roku. We also own and operate four targeted streaming services that offer curated content destinations that provide unique viewership experiences for distinct audiences. The four services are: Acorn TV, our largest streaming service, specializing in world-class mysteries and drama from Britain and beyond; Shudder, serving fans of horror and suspense; Sundance Now, featuring mysteries, prestige drama and true crime; and ALLBLK (previously known as Urban Movie Channel), the first streaming destination dedicated to Black audiences, featuring the best in Black TV and film.
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

AMC Networks also operates IFC Films, a film distribution business that distributes independent narrative and documentary films under the IFC Films label as well as the IFC Midnight distribution label. IFC Films is known for attracting high-profile talent and distributing films that regularly garner critical acclaim and industry honors, including numerous Oscar, Golden Globe, and Cannes Film Festival-award winning titles. IFC Films also operates IFC Films Unlimited, a subscription video on demand streaming channel comprised of theatrically-released and award-winning titles from its distribution labels. IFC Films has been behind some of the most culturally impactful and successful independent film and documentary releases of all time, and IFC Films Unlimited includes a broad range of titles.
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
Increased Ownership and Control of Content and Valuable IP. We believe that control (including long-term contractual arrangements) and ownership of content is important. Through our AMC Studios operation, we intend to increase our control over more of our programming content. We currently control, own or have long-term license agreements covering significant portions of our content across our programming networks, our streaming services, and our independent film distribution business operated by IFC Films. We intend to continue to focus on obtaining the broadest possible control rights (both as to territory and platforms) for our content.
Develop and Grow Targeted Streaming Offerings and Brands. We have been focused on creating and growing targeted streaming services for several years. As the market for this category evolves, consumers are increasingly complementing their general entertainment subscriptions with our targeted streaming services. Our targeted streaming strategy is to serve distinct premium audiences and build loyal and engaged fan communities around each service.
Innovation in Content, Format, Distribution, and New Products. The technological landscape of the distribution of entertainment content has expanded to include other media platforms. We distribute our content across many of these platforms, when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, our programming networks are allowing many of our distributors to offer our content to subscribers on various platforms permitting subscribers to access programs at their convenience. We also make select content available on streaming services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
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
In addition, we are embracing many new opportunities the evolving advertising space presents, including the potential of advertising video on demand (AVOD). To date, we have launched a total of seven distinct channels featuring our content, in different configurations, across major AVOD platforms, such as Pluto TV and Sling TV. We have made significant investments in advanced advertising technologies such as our proprietary targeting tool called Aurora. In what has been a multi-year effort for us, we have been building tools and staffing up as we develop data and analytics for our proprietary tools. We have seen the number of advertisers utilizing these tools increase and our targeted audience ad sales have grown as a result. In addition to our own initiatives, we are also participating in broader industry efforts, such as Project OAR, a consortium focused on bringing addressable advertising to smart TVs. We believe our products enhance our value to advertisers through better targeting, data and measurement and we believe they will improve our overall business in the mid and long term.
Increased Global Distribution. We distribute our programming networks around the globe. We first expanded beyond the U.S. market with the launch in Canada of IFC (in 2001) and AMC (in 2006), and in Europe of SundanceTV (in 2010) and AMC (in 2014). One or more of AMC Networks International's channels are available in more than 125 countries and territories worldwide.

Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include fees paid by distributors to carry our programming networks, revenue earned from the licensing of original programming and subscription fees paid for our streaming services. In 2020, distribution revenues and advertising sales accounted for 69% and 31% of our consolidated revenues, net, respectively. For the year ended December 31, 2020, no customer accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Subscription revenue: Our programming networks are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual MVPDs (collectively "distributors") pursuant to agreements with the distributors. Our subscription fee revenues are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. These agreements also give us the right to sell a specific amount of advertising time on our programming networks. Our programming networks' existing distribution agreements expire at various dates through 2028. For our AMC Networks Streaming Services, we earn monthly fees as the streaming service is provided to our customers.
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
Content licensing revenue: We sell rights to our owned original programming and content acquired under long-term distribution arrangements for distribution in a variety of forms including television markets worldwide, streaming services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks, on digital platforms we own and also on an increasing number of AVOD platforms. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are generally represented by third-party sales agents.
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
Programming
We obtain programming through a combination of development, production and licensing; and we distribute programming directly to consumers in the U.S. and throughout the world through our programming networks, streaming services, and other forms of distribution and theatrical release of our IFC Films acquired content. Our programming includes original programming that we control, either through outright ownership or through long-term licensing arrangements, as well as acquired programming that we license from studios and other rights holders. Since the founding of our first channel in 1980, we have been a pioneer in the cable television programming industry, having created or developed some of the industry's leading programming networks, with a focus on programming of film and original productions. Certain of our programming networks feature original programming that includes critically-acclaimed original scripted dramatic series.
Original Programming
Through our AMC Studios operation, we increasingly produce and own more of our original programming, primarily for our programming networks and streaming services, and also for license to third parties worldwide. Decisions as to how to distribute programming are made on the basis of a variety of factors including the relative value of any particular alternative.
We also contract with some of the industry's leading production companies to produce original programming that appears on our programming networks and streaming services. These contractual arrangements either provide us with outright ownership of the programming, in which case we hold all programming and other rights to the content, or they consist of long-term licensing arrangements, which provide us with exclusive rights to exhibit the content on our programming networks, but may be limited in terms of specific geographic markets or distribution platforms. The license agreements are typically of multi-season duration and provide us with a right of first negotiation or a right of first refusal on the renewal of the license for additional programming seasons.
Acquired Programming
The majority of the content on our programming networks and streaming services consists of films, episodic series and specials that we acquire pursuant to rights agreements with film studios, production companies or other rights holders. This acquired programming includes episodic series such as Law and Order, The X-Files, Criminal Minds, CSI: Miami, Two and a Half Men and Batman, as well as an extensive film library. The rights agreements for this content are of varying duration and generally permit our programming networks and streaming services to carry these series, films and other programming during certain window periods.
SEGMENTS
We manage our business through the following two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMCNI, our international programming businesses consisting of a portfolio of channels around the world; AMC Networks Streaming Services consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK), AMC+ and other streaming initiatives; Levity, our production services and comedy venues business; and IFC Films, our film distribution business.
For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 23 to the accompanying consolidated financial statements.
National Networks
•AMC reached approximately 84 million Nielsen subscribers and had distribution agreements with all major U.S. and Canada distributors as of December 31, 2020.
•AMC is home to some of the most popular and acclaimed programs on television. The network helped usher in what is commonly referred to as a “New Golden Age of Television,” with its debut of Mad Men in 2007 and Breaking Bad in 2008. With Mad Men, AMC became the first basic cable network to ever win the Emmy® Award for Outstanding Drama Series in 2008 after which it won the coveted award another four years in a row. Subsequently, AMC’s Breaking Bad won this Emmy® Award in 2013 and 2014. Both series are among the most critically acclaimed and awarded series in the history of television.
•AMC's current slate of programming has a range of popular and critically-acclaimed series including The Walking Dead, the highest-rated series in cable history, Better Call Saul, Fear the Walking Dead, The Walking Dead:

World Beyond and Gangs of London. AMC is also home to original unscripted shows including Talking Dead, Ride with Norman Reedus and Eli Roth’s History of Horror.

•Upcoming series for AMC include 61st Street, from BAFTA-winner Peter Moffat and executive produced by Michael B. Jordan, and Kevin Can F**k Himself, from creator Valerie Armstrong and executive producers, Rashida Jones and Will McCormack, as well as Craig DiGregorio. AMC and The Walking Dead Chief Content Officer Scott Gimple have continued developing projects for The Walking Dead Universe, including the first in a series of theatrical films, in partnership with Universal Pictures and starring Andrew Lincoln, which continue the story of Rick Grimes. As part of Gimple’s multi-year plan for The Walking Dead Universe, there are other projects currently in development, including additional films, specials, series, digital content and more.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.

•WE tv reached approximately 78 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2020.
•WE tv connects audiences with reality content that is authentic and relatable with compelling unscripted shows.
•WE tv is available across all platforms: on TV, online, on demand, and social media, embracing how today's digitally-savvy, socially-engaged audiences connect through content, using it as a catalyst to drive conversation and build community.
•Driven by unscripted originals, WE tv continues to grow its target audience, fueled by its popular slate of fresh and modern original series including its popular franchises Love After Lockup, and Growing Up Hip Hop, as well as Thursday night phenomenon Braxton Family Values, and cult favorite Bridezillas, which has helped to cement the network's position as the #1 U.S. cable network for African-American women on Thursday and Friday nights. WE tv’s reality series include Love After Lockup as well as the spinoff Love After Lockup: Life After Lockup, with both shows averaging more than a million viewers in Nielsen Live + 3 ratings.
•Additionally, WE tv's programming includes series such as CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.

•A joint venture between AMC Networks and BBC Studios (the commercial arm of the BBC), BBC AMERICA reached approximately 76 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2020.
•The network has attracted wide critical acclaim for its influential series, including its Peabody Award-winning original series Killing Eve. Created by multi-award winner Phoebe Waller-Bridge (Fleabag), the series stars Sandra Oh, who won the Golden Globe and Critics' Choice Award for Best Actress in a Drama Series for her role as Eve, and co-star, Jodie Comer, who won a BAFTA Award and Emmy Award for her iconic portrayal of assassin Villanelle. Season four is slated to go into production later this year.
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

•BBCA’s shows such as Doctor Who, Orphan Black, Luther and Broadchurch have attracted broad critical acclaim. Its unscripted slate includes the iconic car show Top Gear, The Graham Norton Show and the world’s biggest darts championships. The network recently premiered a new series, The Watch, based on Sir Terry Pratchett’s “Discworld” novels, which have sold more than 90 million books worldwide.

•IFC reached approximately 71 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2020.
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
•IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

•SundanceTV reached approximately 66 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2020.
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
•SundanceTV includes critically acclaimed short-form series State of the Union, written by Academy Award-nominated and BAFTA-winning writer Nick Hornby and directed by multi-award-winning film and TV director Stephen Frears. The series swept the 2019 Creative Arts Emmy Awards Short Form category, winning Outstanding Series, as well as Outstanding Actor and Actress for Chris O’Dowd and Rosamund Pike.

•AMC Studios is our in-house studio, production and distribution operation. AMC Studios launched in 2010 with its first series, The Walking Dead, the highest-rated series in cable history.
•Since then, AMC Studios has produced several critically acclaimed, award-winning and culturally distinctive originals for AMC, including scripted series: Fear the Walking Dead, The Terror anthology, Lodge 49, NOS4A2, TURN: Washington's Spies; Halt and Catch Fire; Into the Badlands; The Son; Dispatches From Elsewhere, Soulmates, 61st Street, and Kevin Can F**k Himself; as well as unscripted series: Ride with Norman Reedus, Robert Kirkman's Secret History of Comics, James Cameron's Story Of Science Fiction, Eli Roth’s History of Horror, and Hip Hop: The Songs That Shook America.
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

International and Other
Our International and Other segment includes the operations of AMCNI, AMC Networks Streaming Services, IFC Films and Levity.
AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 125 countries and territories around the world, through operational centers in London, Madrid, Budapest, Miami and Buenos Aires.
•AMCNI consists of our premiere global brand, AMC, as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres. Channels reaching different countries are programmed for local audiences, languages and markets.
•AMCNI also operates a number of joint venture partnerships and managed channel services as well as direct to consumer services. A joint venture with CBS Studios, delivers a portfolio of entertainment channels which is managed from London. A joint venture in Madrid with Hearst delivers The History Channel Iberia and with NOS in Portugal delivers Canal Hollywood, Canal Panda and Biggs.
•Highlights of the top AMCNI locally recognized channels are detailed below:

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

•Canal Hollywood is one of the leading pay-TV film channels in Spain and Portugal, offering a wide selection of movies produced by major U.S. studios.
•Genres include comedy, drama, thriller, western, musical, and science fiction and the industry’s biggest stars.
•The channel began broadcasting in 1993 and is distributed on all pay-TV platforms in Spain and Portugal, reaching more than 9 million households.

•Sports 1 & Sports 2 are premium sports channels in our core Central European territories.
•The channels broadcast European football, Formula 1, NBA and Ice Hockey among other live sports events.

AMC Networks Streaming Services
•AMC Networks Streaming Services ended 2020 with more than 6 million total Company aggregate paid streaming subscribers.
•In 2020, we launched AMC+, the destination for genre-defying storytelling, Ad Free and On Demand.
•AMC+ features content from award-winning series and popular movies, to essential horror, acclaimed comedies, true crime, and more.

•AMC+ features the best content from AMC, BBC America, IFC and Sundance, as well as the content offerings of Shudder, Sundance Now, and IFC Unlimited.
•It is an Ad-free service broadly available across wide array of platforms.
•AMC+ includes early releases and exclusive content.

•We also own and operate four targeted streaming services through our direct to consumer business. The four services are Acorn TV, Shudder, Sundance Now, and ALLBLK (previously known as Urban Movie Channel). These services are available in the United States, Canada, parts of Latin America and Europe, Australia and New Zealand.
•Acorn TV features high-quality British and International mysteries and dramas.
•Shudder is dedicated to films in the horror, suspense and thriller genres.
•Sundance Now features independent film, TV shows, documentaries, and original series.
•ALLBLK (formerly UMC) showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences.
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

•IFC Films, our film distribution business, is a leading distributor of high-quality, talent-driven independent films and operates three distribution labels: IFC Films, Sundance Selects, and IFC Midnight, all of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video on demand, cable network television, streaming/downloading to internet-connected screens and DVDs. IFC Films has a film library consisting of more than 800 titles.
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
•Notable releases include the acclaimed The Death of Stalin, with Steve Buscemi, which was awarded Best Screenplay by the prestigious National Society of Film Critics. The film was also widely recognized in critics’ annual End-of-Year “Best of” lists, including The New York Times, Indiewire, Vulture, The Washington Post and Buzzfeed. The Paul Dano-directed Wildlife, starring Carey Mulligan and Jake Gyllenhaal, debuted in early 2018 at the Sundance Film Festival and went on to open the prestigious Critics’ Week at the Cannes Film Festival.
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
•Levity is a leading player in live comedy with premium comedy venues in the U.S., including the legendary comedy brand, The Improv. Levity's comedy venues have been temporarily closed since March 2020. Levity also operates a talent management business and produces television content, including prime time specials with some of the biggest names in comedy, including Trevor Noah, Tracy Morgan, Margaret Cho, Sebastian Maniscalco and Gad Elmaleh.

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
CALM Act
FCC rules require MVPDs to ensure that all commercials comply with specified volume standards, and our distribution agreements generally require us to certify compliance with such standards.
Obscenity Restrictions
Cable operators and other MVPDs are prohibited from transmitting obscene programming, and our distribution agreements generally require us to refrain from including such programming on our networks.
Program Carriage
The FCC recently made changes to the program carriage rules, which prohibit distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Some of these changes could make it more difficult for our programming networks to challenge a distributor’s decision to decline to carry one of our programming networks or a distributor action mid-contract that discriminates against one of our programming networks.
Packaging Programming and Volume Discounts
The FCC from time to time examines whether to adopt rules restricting how programmers package and price their networks, or whether to impose other restrictions on carriage agreements between programmers and MVPDs. We do not currently require distributors to carry more than one of our national programming networks in order to obtain the right to carry a particular national programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently, and we offer volume discounts to distributors who make our programming available to larger numbers of subscribers or who carry more of our programming networks.
Some states also have sought to regulate the manner in which MVPDs package and offer programming. We generally do not allow our networks or individual programs on those networks today to be offered by distributors on an a la carte basis.
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
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the European Union's General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA. The GDPR and the CCPA impose, among other things, more stringent operational requirements for processors and controllers of personal data, including expanded disclosures about how personal information is to be used, and increased liability for violations.
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
COMPETITION
Our programming services, consisting of linear networks and streaming services, operate in three highly competitive markets. First, our programming services compete with other programming services to obtain distribution on cable television systems and other multichannel video programming distribution systems, and ultimately for viewing by each distributor's subscribers. Second, our programming services compete with other programming services and other sources of video content, to secure desired entertainment programming. Third, our programming services compete with other sellers of advertising time and space, including other cable programming networks, radio, newspapers, outdoor media and, increasingly, internet sites. The success of our businesses depends on our ability to license and produce content for our programming services that is adequate in quantity and quality and will generate satisfactory viewer ratings. In each of these cases, some of our competitors are large publicly held companies that have greater financial resources than we do.
Distribution of Programming Networks
The business of distributing programming networks to cable television systems and other MVPDs and licensing of original programming for distribution is highly competitive. Our programming networks face competition from other programming networks for carriage by a particular MVPD, and for the carriage on the service tier that will attract the most subscribers. Once our programming network is selected by a distributor for carriage, that network competes for viewers not only with the other programming networks available on the distributor's system, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.
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
Our ability to successfully compete with other networks may be hampered because the cable television systems or other MVPDs through which we seek distribution may be affiliated with other programming networks. In addition, because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased distribution and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if such affiliated distributors carry our programming networks, such distributors may place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.
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
Sources of Programming
We also compete with other programming networks and other distributors including digital distribution platforms to secure desired programming. Most of our original programming and all of our acquired programming is obtained through agreements with other parties that have produced or own the rights to such programming. Competition for this programming will increase as the number of programming networks and other distributors increases. Other programming networks or streaming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area.
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
Competition for Advertising Revenue
Our programming networks must compete with other sellers of advertising time and space, including other MVPDs, radio, newspapers, outdoor media and increasing shifts in spending toward online and mobile offerings from more traditional media. We compete for advertisers on the basis of rates we charge and also on the number and demographic nature of viewers who watch our programming. Advertisers will often seek to target their advertising content to those demographic categories they consider most likely to purchase the product or service they advertise. Accordingly, the demographic make-up of our viewership can be equally or more important than the number of viewers watching our programming.
HUMAN CAPITAL RESOURCES
At AMC Networks, our business is driven by telling original stories that entertain with vivid characters and worlds, that capture the imagination, and endure. We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees so that we have the ability to attract, develop and retain a high performing and diverse workforce.
Diversity, Equity and Inclusion
Our vision is to be an industry leader that thinks, operates and creates using diversity, equity and inclusion (DEI) as a necessary lever for change and business results.
Our commitment to DEI at work ensures our success in all areas of our business. In 2020 we appointed our first Chief Diversity, Equity and Inclusion Officer who reports to our CEO and is dedicated to helping us build a more diverse, equitable and inclusive culture in our workplace and in the stories we tell.
As part of our DEI efforts, the Company places a high value on engaging the organization in our Employee Resource Groups (ERGs) around the globe. The Company has ERGs across nine categories, including Asian American, Visible & Invisible Disabilities, Emerging Leaders, Parents & Caregivers, LGBTQIA+, Black, Hispanic and Women. We believe the ERGs help facilitate networking and connections with peers, support the acquisition of diverse talent internally and externally, act as a sounding board for content development and programming, provide an avenue to facilitate leadership and skill development and increase the organization’s overall cultural competency.
Talent
The Company employed 2,002 full-time employees and 355 part-time employees as of December 31, 2020. Our global workforce is over 50% women, with 44% of our senior leadership positions held by women. Over 27% of our U.S.-based workforce are people of color.
We aim to attract top talent through our corporate brand and our reputation for innovation and high quality content, as well as through the many benefits we offer. We aim to retain our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering a positive corporate culture.
Our performance management practice includes frequent feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include: a robust internal mentorship program; dynamic teams that take a cross disciplinary approach to driving innovation and problem solving; leadership development programs; and tuition assistance.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: adoption assistance; backup child/elder care; child care resources; college planning; domestic partner coverage; domestic partner tax equalization; employee assistance program; financial planning seminars; and a health advocate offering. These resources are intended to support the health, finance, and well-being of our employees.
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
Engagement
We believe having an engaged workforce is key to employee retention and satisfaction. Communication is central to our engagement efforts and include monthly CEO-hosted Virtual Town Halls; ERG panels and events; a Talks@AMC Networks speaker series featuring notable business and creative leaders from across our industry; regular internal company communications about business developments and other company news; company intranet; and an annual all staff company-wide meeting.
We aim to give our employees a voice in a variety of ways, including through formal engagement surveys, which solicit feedback on a range of topics such as company direction and strategy, leadership and management transparency, and diversity and inclusion.
Culture
Our Company has a proud past and a long history of innovation and originality in our storytelling. This legacy informs who we are and is imbued in our corporate culture and in our values. We embrace collaboration, openness, approachability, as well as agility and creativity.
We strive to empower our employees to have community and social impact in meaningful ways. In 2020, we instituted two employee-led giving programs – a COVID-19 relief fund and a Social Justice fund. We asked employees to identify charitable organizations focused on COVID-19 related relief efforts and racial inequality, with each employee identified organization receiving a $1,000 donation from the Company.
Other initiatives to foster community and social impact include paid time off for full-time employees for Juneteenth, Election Day and a volunteer day of their choice.
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
Our business derives a substantial portion of its revenues and income from cable television providers and other MVPDs. Subscription streaming services and virtual MVPDs are changing when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including (i) the disruption of the traditional television content distribution model by subscription streaming services and virtual multichannel video programming services, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through subscription streaming services and virtual multichannel video programming services with no advertising or less advertising than on television networks, and time shifted viewing of television programming. In part as a result of these changes, over the past few years, the number of subscribers to traditional MVPDs in the United States has declined and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues. Developments in technology and new content delivery products and services have also led to an increasing amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We have incurred significant costs to implement our strategy and initiatives, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.
Our programming services' success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.
Our programming services', consisting of linear networks and streaming services, success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce certain of our original programming through our studio operations, we obtain most of the programming on our services (including original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other parties if we are not in compliance with their terms.
Competition for programming has increased as the number of programming networks and streaming services has increased. Other programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription video on demand services, such as Netflix, Hulu and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs may adversely affect our profits.
We produce a significant amount of original programming and other content and continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Apple, Netflix, Amazon Prime and Hulu, increases our programming content costs.
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
Our programming networks depend upon agreements with a limited number of cable television system operators and other MVPDs. The loss of any significant distributor could have a material adverse effect on our consolidated results of operations.
Currently our programming networks have distribution agreements with staggered expiration dates through 2028. Failure to renew distribution agreements, or renewal on less favorable terms (including with respect to price, packaging, positioning and other marketing opportunities), or the termination of distribution agreements could have a material adverse effect on our results of operations. A reduced distribution of our programming networks would adversely affect our distribution revenues, and impact our ability to sell advertising or the rates we charge for such advertising. Even if distribution agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
The programming industry is highly competitive. Our programming networks and streaming services compete with other programming networks and other types of video programming services for marketing and distribution by cable and other multichannel video programming distribution systems and ultimately for viewing by their subscribers. We compete with other providers of programming networks for the right to be carried by a particular cable or other multichannel video programming distribution system and for the right to be carried by such system on a particular "tier" of service. The increasing offerings by virtual MVPDs through alternative distribution methods creates competition for carriage on those platforms. Our programming networks and streaming services compete with other programming networks, streaming services, and other sources of video content to secure desired entertainment programming.

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
Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other key free-to-air programming networks in countries where our networks are distributed may have a competitive advantage over our programming networks in obtaining distribution through the "bundling" of carriage agreements for such programming networks with a distributor's right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the cable television or other MVPDs through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased distribution and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier, thereby giving their affiliated programming network a competitive advantage over our own. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
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
We must successfully adapt to technological advances in our industry, including alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our traditional television offerings or for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription video on demand, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business
Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscription) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected. Further, if excessive numbers of subscribers cancel our services, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.
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
Economic and Operational Risks
The coronavirus, or COVID-19, pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.
During 2020, the rapid spread of the COVID-19 pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy.

The impact of COVID-19 and measures to prevent its spread have affected and may, in the future, affect our businesses in a number of ways. Beginning in mid-March, we have experienced adverse advertising sales impacts, suspended content production, which has led to delays in the creation and availability of substantially all of our programming, and the temporary closure of our comedy venues. In the third quarter of 2020, the Company commenced production activities, however substantially all Company employees continue to work remotely, and the Company continues to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, work-from-home arrangements may heighten the operational risks, including cybersecurity risks, to which we are subject. Delays in the widespread distribution, or lack of public acceptance, of vaccines could lead people to continue to self-isolate, which could perpetuate the adverse effects of COVID-19 on economic conditions. Further, even if vaccines are widely distributed and used, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or mitigating the impact of COVID-19 on economic conditions.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 9) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
In addition to the risks described above, to the extent that COVID-19 adversely affects our operations and financial condition, it may also heighten other risks described in this section.
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
Our business is affected by prevailing economic and financial conditions in the United States and other countries. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions, including as a result of the COVID-19 pandemic, disruptions to financial markets, inflation, recession, high unemployment or geopolitical events in the United States and other countries where our networks are distributed, have in the past adversely affected advertising rates and volume, which has resulted in a decrease in our advertising revenues.
Decreases in consumer discretionary spending in the U.S and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from MVPDs, which could, in turn, have a negative impact on our viewing subscribers and subscription fee revenues. Similarly, a decrease in viewing subscribers could have a negative impact on the number of viewers actually watching the programs on our programming networks, thereby impacting the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of advertisers on our networks. Adverse economic conditions have resulted in and could in the future result in advertisers reducing their spending on advertising and negatively affect the ability of those with whom we do business to satisfy their obligations to us. The worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries.
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
Although most aspects of our business generally are not directly regulated by the FCC, there are certain FCC regulations that govern our business either directly or indirectly. See Item 1, "Business—Regulation" in this Annual Report. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television, satellite or other MVPDs, our business could be affected.
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

Existing or proposed legislation and regulations could also significantly affect our business. For example, the E.U. adopted GDPR, which expands the regulation of personal data processing throughout the E.U. and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. In particular, data privacy laws may require monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. Our failure to comply with these law and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in rules and regulations could have a significant adverse impact on our profitability.
As a company that has operations in the United Kingdom, the United Kingdom's withdrawal from the E.U., commonly known as "Brexit," could have an adverse impact on our business, results of operations and financial position.
On December 31, 2020, the transition period for the U.K.’s withdrawal from the E.U. ended, and on January 1, 2021, the U.K. ceased to be an E.U. member state and E.U. law ceased to apply in the U.K. In connection with the U.K.’s withdrawal, the U.K. and E.U. finalized a trade and cooperation agreement, which governs certain aspects of the E.U.-U.K. relationship after the U.K.’s withdrawal from the E.U. There continues to be uncertainty with respect to the future economic relationship between the U.K. and the rest of the world (including the E.U.). Brexit has affected, and may continue to impact, the markets we serve, which could cause us to lose subscribers, distributors and employees, as well as have a detrimental impact on the U.K. television advertising market and our U.K. revenue from advertising sales. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., there could be a detrimental impact on our U.K. business. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect the ability of our U.K. business to recruit the employees it requires.
We face continually evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained in digital form is subject to the risk of cybersecurity attacks, tampering and theft. We develop and maintain systems to monitor and prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, may increase the risk of cyber incidents, including data breaches. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our or our third-party providers' data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our or our third-party providers' network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
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
At December 31, 2020, our consolidated financial statements included approximately $5.2 billion of consolidated total assets, of which approximately $1.1 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2020, we had $2.9 billion principal amount of total long-term debt (excluding finance leases), $675.0 million of which is senior secured debt under our Credit Facility and $2.2 billion of which is senior unsecured debt.
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
In the long-term, we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. As a result, we will be dependent upon our ability to access the capital and credit markets. Failure to raise significant amounts of funding to repay these obligations at maturity could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. The Credit Facility and indentures governing our notes restrict, and market or business conditions may limit, our ability to do some of these things. Subsequent to December 31, 2020, our Credit Facility was refinanced and we issued new senior notes and redeemed certain of our existing senior notes. See Note 11, Long-Term Debt, to our consolidated financial statements for additional information.
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
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future debt issuance costs and reduce our access to capital.
The debt ratings for our notes are below the "investment grade" category, which results in higher interest costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated

"investment grade". In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances, such as adverse changes to economic conditions that could impact an issuer's ability to meet its financial commitments, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities may further increase our future debt issuance costs and reduce our access to capital.
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
As of December 31, 2020, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 4% of our outstanding Class A Common Stock and approximately 80% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement (the "Stockholders Agreement") that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan Siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
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

We are a "controlled company" for the purposes of The NASDAQ Stock Market LLC ("NASDAQ"), which allows us not to comply with certain of the corporate governance rules of NASDAQ.
Members of the Dolan Family Group have entered into the Stockholders Agreement, which relates to, among other things, the voting and transfer of their shares of our Class B Common Stock. As a result, we are a "controlled company" under the corporate governance rules of NASDAQ. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent compensation committee and (iii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a "controlled company" under NASDAQ corporate governance rules and not to comply with the NASDAQ requirement for a majority independent board of directors and an independent corporate governance and nominating committee because of our status as a controlled company.
Future stock sales, including as a result of the exercise of registration rights by certain of our shareholders, could adversely affect the trading price of our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.6 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain executives and directors with Madison Square Garden Sports Corp. ("MSGS"), Madison Square Garden Entertainment Corp. ("MSGE"), and MSG Networks Inc. ("MSG Networks"), which may give rise to conflicts.
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSGS, MSGE, and MSG Networks (each, an "Other Entity" and, collectively the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. Seven members of our Board of Directors are directors of MSGS and MSGE, and six members of our Board of Directors are directors of MSG Networks. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our proxy statement filed with the SEC on April 29, 2020 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
Our amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSGS, MSGE, and its subsidiaries and that we may engage in material business transactions with such entities. Our policy concerning certain matters relating to MSG Networks, including responsibilities of overlapping directors and officers (the "overlap policy" and together with the applicable provisions of the amended and restated certificate of incorporation, the "Overlap Provisions") acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Networks and its subsidiaries and that we may engage in material business transactions with such entity. The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 578,000 square feet of space in the U.S., including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms through 2027. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a term through 2029, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Florida, Maryland and Illinois.
We lease approximately 198,000 square feet of space outside of the U.S., including in Spain, Hungary and the United Kingdom that support our international operations.
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action, which was denied on April 13, 2020. On August 24, 2020, the Company filed a motion for leave to re-argue the previously denied motion for summary judgment. On December 31, 2020, Justice Cohen granted the Company’s motion for reargument and issued a revised summary judgment decision that granted in part and denied in part the Company’s motion for summary judgment. Additionally, on July 8, 2020, the Company filed an appeal of the Supreme Court’s denial of its summary judgment motion to the New York Appellate Division, First Department. Oral argument on the appeal is scheduled for March 23, 2021. On February 16, 2021, Plaintiffs filed a motion for leave to reargue one aspect of the revised summary judgment decision that was issued on December 31, 2020.
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

On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. The trial commenced on February 10, 2020 and concluded on March 10, 2020 after eight days of trial. On July 22, 2020, the judge in the California Action issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On October 30, 2020, the judge in the California Action set a tentative trial date of September 8, 2021 with regard to claims not addressed in the first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and the California Plaintiffs’ claims under Cal. Bus. & Prof. Code § 17200. On February 9, 2021, the Company filed a demurrer and motion to strike seeking to dismiss claims in the second amended complaint that are barred by the Statement of Decision of July 22, 2020 in the first phase trial. The court has scheduled a hearing regarding the Company’s demurrer and motion to strike for April 1, 2021. The parties have resumed discovery in preparation for the September 2021 trial. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2015 through December 31, 2020. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Inc., the Walt Disney Company, Fox Corporation (included from March 19, 2019, when trading began), Lions Gate Entertainment Corporation, and ViacomCBS Inc. The chart assumes $100 was invested on December 31, 2015 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
AMC Networks Inc.
S&P MidCap 400 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
AMC Networks Inc.	100	70.09	72.42	73.49	52.89	47.90
S&P MidCap 400 Index	100	120.74	140.35	124.80	157.49	179.00
Peer Group	100	104.56	106.43	105.39	132.12	154.97

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 19, 2021 there were 600 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2020, the Company repurchased 14.8 million shares of its Class A common stock at an average purchase price of $23.91 per share (inclusive of the results of the modified "Dutch auction" tender offer discussed below). As of December 31, 2020, the Company has $135.3 million available for repurchase under the Stock Repurchase Program.
On September 16, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of its Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, the Company accepted for purchase 10.8 million shares of its Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, are classified in Treasury stock in the consolidated balance sheet.

Item 6. Selected Financial Data.
The operating data for each of the three years ended December 31, 2020 and balance sheet data as of December 31, 2020 and 2019 included in the table below have been derived from the audited consolidated financial statements of the Company included in this Annual Report and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements and related notes. The operating data for the years ended December 31, 2017 and 2016 and balance sheet data as of December 31, 2018, 2017 and 2016 included in the table below have been derived from the audited consolidated financial statements of the Company, not included in this Annual Report.

	Years Ended December 31,
	2020 (1) (2)	2019 (1) (2)	2018 (1) (2)	2017 (1) (2)	2016 (2)
	(In thousands, except per share amounts)
Operating Data:
Revenues, net	$2,814,956	$3,060,321	$2,971,929	$2,805,691	$2,755,654
Operating income	442,644	625,277	726,909	722,359	657,556
Net income including noncontrolling interests	256,988	407,716	463,967	489,637	289,963
Net income attributable to noncontrolling interests	(17,009)	(27,230)	(17,780)	(18,321)	(19,453)
Net income attributable to AMC Networks' stockholders	239,979	380,486	446,187	471,316	270,510

Net income per share attributable to AMC Networks' stockholders:
Basic	$4.70	$6.77	$7.68	$7.26	$3.77
Diluted	$4.64	$6.67	$7.57	$7.18	$3.74
Balance Sheet Data, at period end:
Cash and cash equivalents	$888,526	$816,170	$554,886	$558,783	$481,389
Total assets	5,246,338	5,596,686	5,278,563	5,032,985	4,480,595
Long-term debt (including finance/capital leases)	2,880,801	3,117,494	3,136,072	3,130,381	2,859,129
Stockholders' equity (deficiency)	$616,805	$665,781	$316,680	$134,944	$(30,082)
(1) The 2020, 2019 and 2018 results include impairment charges of $122.2 million, $106.6 million and $4.5 million, respectively (see Note 4 to the accompanying consolidated financial statements). The 2017 results include impairment charges of $28.1 million.
(2) The 2020, 2019 and 2018 results include restructuring and other related charges of $34.8 million, $40.9 million and $45.8 million, respectively (see Note 5 to the accompanying consolidated financial statements). The 2017 and 2016 results include restructuring and other related charges of $6.1 million and $29.5 million, respectively.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2020, 2019 and 2018. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) National Networks and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2020 as well as an analysis of our cash flows for the years ended December 31, 2020, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2020.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
We manage our business through the following two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMCNI, our international programming businesses consisting of a portfolio of channels around the world; AMC Networks Streaming Services consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK), AMC+ and other streaming initiatives; Levity, our production services and comedy venues business; and IFC Films, our film distribution business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Years Ended December 31,
	2020	2019	2018
Revenues, net
National Networks	$2,096,169	$2,369,044	$2,413,325
International and Other	746,527	734,143	598,306
Inter-segment eliminations	(27,740)	(42,866)	(39,702)
Consolidated revenues, net	$2,814,956	$3,060,321	$2,971,929
Operating income (loss)
National Networks	$656,425	$804,422	$825,770
International and Other	(224,228)	(170,039)	(93,326)
Inter-segment eliminations	10,447	(9,106)	(5,535)
Consolidated operating income	$442,644	$625,277	$726,909
AOI
National Networks	$760,053	$903,526	$925,279
International and Other	(3,889)	50,193	19,303
Inter-segment eliminations	10,447	(9,729)	(12,037)
Consolidated AOI	$766,611	$943,990	$932,545
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

The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Operating income	$442,644	$625,277	$726,909
Share-based compensation expense	52,908	64,133	60,979
Depreciation and amortization	104,606	101,098	91,281
Impairment charges	122,227	106,603	4,486
Restructuring and other related charges	35,068	40,914	45,847
Cloud computing amortization	200	—	—
Majority-owned equity investees AOI	8,958	5,965	3,043
Adjusted operating income	$766,611	$943,990	$932,545

Items Impacting Comparability
Impact of COVID-19 on Our Business
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy.
The impact of COVID-19 and measures to prevent its spread have affected our businesses in a number of ways. Beginning in mid-March, we experienced adverse advertising sales impacts, suspended content production, which led to delays in the creation and availability of substantially all of our programming, and the temporary closure of our comedy venues. In the third quarter of 2020, the Company commenced production activities, however substantially all Company employees continue to work remotely, and the Company continues to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 9) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a material impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of a vaccine, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
RLJE
In October 2018, we acquired a controlling interest in RLJE, a premium digital channel company that operates the subscription streaming services Acorn TV and UMC or Urban Movie Channel (rebranded to ALLBLK). The operating results of RLJE are included in our International and Other segment in the consolidated statement of income from the date of the acquisition.
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
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense. Program rights write-offs of $85.5 million, $37.9 million and $48.8 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively (see further discussion below).

See "Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment includes the operations of AMCNI, AMC Networks Streaming Services, IFC Films and Levity.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue from; (i) production services from Levity, (ii) our subscription streaming services Acorn TV, Shudder, Sundance Now, ALLBLK (previously known as Urban Movie Channel), and AMC+ from our AMC Networks Streaming Services business, (iii) the distribution of content of IFC Films and RLJE, and (iv) Levity's operation of comedy venues (all of which are temporarily closed as a result of the COVID-19 pandemic). For the year ended December 31, 2020, distribution revenues represented 90% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks or subscription-based streaming services and production services revenue generated from Levity. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases, and a monthly fee paid by consumers for our subscription-based streaming services. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America as well as from our owned subscription streaming services available in the United States, Canada, Latin America, parts of Europe, India, Australia and New Zealand.
Programming expense, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expense, and represent the largest expense of the International and Other segment. Programming expense primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expense.
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
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,814,956	100.0%	$3,060,321	100.0%	$(245,365)	(8.0)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,401,591	49.8	1,506,985	49.2	(105,394)	(7.0)
Selling, general and administrative	708,820	25.2	679,444	22.2	29,376	4.3
Depreciation and amortization	104,606	3.7	101,098	3.3	3,508	3.5
Impairment charges	122,227	4.3	106,603	3.5	15,624	14.7
Restructuring and other related charges	35,068	1.2	40,914	1.3	(5,846)	(14.3)
Total operating expenses	2,372,312	84.3	2,435,044	79.6	(62,732)	(2.6)
Operating income	442,644	15.7	625,277	20.4	(182,633)	(29.2)%
Other income (expense):
Interest expense, net	(108,578)	(3.9)	(133,091)	(4.3)	24,513	(18.4)
Loss on extinguishment of debt	(2,908)	(0.1)	—	—	(2,908)	n/m
Miscellaneous, net	71,221	2.5	(6,000)	(0.2)	77,221	n/m
Total other income (expense)	(40,265)	(1.4)	(139,091)	(4.5)	98,826	(71.1)
Net income from operations before income taxes	402,379	14.3	486,186	15.9	(83,807)	(17.2)
Income tax expense	(145,391)	(5.2)	(78,470)	(2.6)	(66,921)	85.3
Net income including noncontrolling interests	256,988	9.1%	407,716	13.3%	(150,728)	(37.0)
Net income attributable to noncontrolling interests	(17,009)	(0.6)%	(27,230)	(0.9)%	10,221	(37.5)
Net income attributable to AMC Networks' stockholders	$239,979	8.5%	$380,486	12.4%	$(140,507)	(36.9)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,096,169	100.0%	$2,369,044	100.0%	$(272,875)	(11.5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	967,934	46.2	1,076,748	45.5	(108,814)	(10.1)
Selling, general and administrative	410,718	19.6	441,747	18.6	(31,029)	(7.0)
Depreciation and amortization	40,539	1.9	32,674	1.4	7,865	24.1
Restructuring and other related charges	20,553	1.0	13,453	0.6	7,100	52.8
Operating income	656,425	31.3	804,422	34.0	(147,997)	(18.4)
Share-based compensation expense	42,536	2.0	52,977	2.2	(10,441)	(19.7)
Depreciation and amortization	40,539	1.9	32,674	1.4	7,865	24.1
Restructuring and other related charges	20,553	1.0	13,453	0.6	7,100	52.8
AOI	$760,053	36.3%	$903,526	38.1%	$(143,473)	(15.9)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2020		2019
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$746,527	100.0%	$734,143	100.0%	$12,384	1.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	470,940	63.1	463,267	63.1	7,673	1.7
Selling, general and administrative	299,006	40.1	237,804	32.4	61,202	25.7
Depreciation and amortization	64,067	8.6	68,424	9.3	(4,357)	(6.4)
Impairment charges	122,227	16.4	106,603	14.5	15,624	14.7
Restructuring and other related charges	14,515	1.9	28,084	3.8	(13,569)	(48.3)
Operating loss	(224,228)	(30.0)	(170,039)	(23.2)	(54,189)	31.9
Share-based compensation expense	10,372	1.4	11,156	1.5	(784)	(7.0)
Depreciation and amortization	64,067	8.6	68,424	9.3	(4,357)	(6.4)
Impairment charges	122,227	16.4	106,603	14.5	15,624	14.7
Restructuring and other related charges	14,515	1.9	28,084	3.8	(13,569)	(48.3)
Cloud computing amortization	200	—	—	—	200	n/m
Majority owned equity investees AOI	8,958	1.2	5,965	0.8	2,993	50.2
AOI	$(3,889)	(0.5)%	$50,193	6.8%	$(54,082)	(107.7)%

Revenues, net
Revenues, net decreased $245.4 million to $2.8 billion for 2020 as compared to 2019. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
National Networks	$2,096,169	74.5%	$2,369,044	77.4%	$(272,875)	(11.5)%
International and Other	746,527	26.5	734,143	24.0	12,384	1.7
Inter-segment eliminations	(27,740)	(1.0)	(42,866)	(1.4)	15,126	(35.3)
Consolidated revenues, net	$2,814,956	100.0%	$3,060,321	100.0%	$(245,365)	(8.0)%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$802,332	38.3%	$904,253	38.2%	$(101,921)	(11.3)%
Distribution and other	1,293,837	61.7	1,464,791	61.8	(170,954)	(11.7)
	$2,096,169	100.0%	$2,369,044	100.0%	$(272,875)	(11.5)%
•Advertising revenues decreased $101.9 million, primarily attributable to lower ratings and a reduction in the number of episodes of our original programming primarily related to the impact of the COVID-19 pandemic. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $171.0 million due to a decrease in content licensing revenues of $92.9 and a decrease in subscription revenues of $78.1 million, as compared to the prior comparable period. Content licensing revenues decreased due to a reduction in the number of original programs we distributed related to production delays. Subscription revenues decreased primarily due to lower subscribers. Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
The following table presents certain subscriber information at December 31, 2020 and December 31, 2019:

	Estimated Domestic Subscribers (1)
	December 31, 2020	December 31, 2019
National Programming Networks:
AMC	83,600	85,100
WE tv	77,600	78,200
BBC AMERICA	76,100	77,000
IFC	70,700	71,400
SundanceTV	66,100	66,800
________________
(1)Estimated U.S. subscribers as measured by Nielsen.

International and Other
The increase in International and Other revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2020	% of total	2019	% of total	$ change	% change
Advertising	$74,338	10.0%	$89,659	12.2%	$(15,321)	(17.1)%
Distribution and other	672,189	90.0	644,484	87.8	27,705	4.3
	$746,527	100.0%	$734,143	100.0%	$12,384	1.7%
Advertising revenues decreased $14.9 million at AMCNI, excluding the impact of foreign currency fluctuations, primarily related to pricing and lower demand resulting from the impact of the COVID-19 pandemic. Distribution revenues increased $81.4 million at AMC Networks Streaming Services due to an increase in subscribers. This increase was partially offset by a decrease of $47.7 million at Levity, due to the impact of the COVID-19 pandemic on its operations, which resulted in the temporary closure of its comedy venues, as well as a decrease of $11.7 million at AMCNI, excluding the impact of foreign currency fluctuations.
Distribution revenues, included in the International and Other segment, include revenues related to AMC Networks Streaming Services of approximately $176.7 million and $95.3 million for the years ended December 31, 2020 and 2019, respectively.
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
Technical and operating expense (excluding depreciation and amortization) decreased $105.4 million to $1.4 billion for 2020 as compared to 2019. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$967,934	$1,076,748	$(108,814)	(10.1)%
International and Other	470,940	463,267	7,673	1.7
Inter-segment eliminations	(37,283)	(33,030)	(4,253)	12.9
Total	$1,401,591	$1,506,985	$(105,394)	(7.0)%
Percentage of revenues, net	49.8%	49.2%
National Networks
The decrease in technical and operating expense of $108.8 million was due to a decrease in program amortization of $83.7 million primarily attributable to a decrease in the amount of original programming as compared to the prior comparable period, which was impacted by the production delays resulting from the COVID-19 pandemic. In addition, other direct programming costs decreased $25.7 million. Program rights amortization expense includes write-offs of $85.5 million for the year ended December 31, 2020 as compared to program rights write-offs of $37.9 million for year ended December 31, 2019. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
The increase in technical and operating expense of $7.7 million was due to an increase of $31.1 million at AMC Networks Streaming Services primarily related to program amortization and $7.0 million of program write-offs from our RLJ Films distribution business, which was partially offset by decreases of $21.9 million related to Levity and $9.7 million at AMCNI. The decrease at Levity is due to the impact of the COVID-19 pandemic on its operations, which resulted in production stoppages and temporary closure of comedy venues.

Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $29.4 million to $708.8 million, for 2020 as compared to 2019. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$410,718	$441,747	$(31,029)	(7.0)%
International and Other	299,006	237,804	61,202	25.7
Inter-segment eliminations	(904)	(107)	(797)	n/m
Total	$708,820	$679,444	$29,376	4.3%
Percentage of revenues, net	25.2%	22.2%
National Networks
The decrease in the National Networks segment selling, general and administrative expense was principally due to a decrease in advertising and marketing expenses of $13.5 million related to the mix of original programming, which was impacted by the COVID-19 pandemic. Additionally, general and administrative costs were lower across substantially all expense categories.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotion and marketing of original programming series.
International and Other
The increase in the International and Other segment selling, general and administrative expense primarily related to $90.6 million at AMC Networks Streaming Services primarily related to advertising and subscriber acquisition expenses, which was partially offset by decreases of $17.9 million at Levity primarily related to the impact of the COVID-19 pandemic and $4.7 million at AMCNI, excluding the impact of foreign currency fluctuations. Foreign currency translation had a favorable impact to the change in selling, general and administrative expense of $1.6 million.
Depreciation and amortization
Depreciation and amortization increased $3.5 million to $104.6 million for 2020 as compared to 2019. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$40,539	$32,674	$7,865	24.1%
International and Other	64,067	68,424	(4,357)	(6.4)
	$104,606	$101,098	$3,508	3.5%
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
Impairment charges
During 2020, as a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired. Based on our current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $97.1 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.
In December 2019, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair value of our AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the

International television broadcasting markets, as well as a decrease in the financial multiples used to estimate the fair value using the market approach. As a result, we recognized an impairment charge of $98.0 million in 2019, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit. Additionally, during 2019, in connection with the dispositions of certain businesses, AMCNI recognized impairment charges of $8.6 million.
Restructuring and other related charges
In November 2020, management commenced a restructuring plan (the “2020 Plan”) designed to streamline the Company’s operations through a reduction of its domestic workforce. The 2020 Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. In connection with the 2020 Plan, the Company incurred severance costs of $21.2 million. Additionally during 2020, the Company incurred restructuring charges of $6.2 million at AMCNI related to costs associated with the termination of distribution in certain territories and restructuring charges of $7.7 million related to prior restructuring activities in domestic operations.
Restructuring and other related charges of $40.9 million for the year ended December 2019 primarily related to the management re-organization commenced in September 2019. In connection with this re-organization, a number of roles were eliminated to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $26.0 million. In addition, charges associated with the AMC Networks Streaming Services re-organization consisted of severance and other personnel related costs of $1.9 million and programming write-offs of $13.0 million related to a change in programming strategy.
Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$656,425	$804,422	$(147,997)	(18.4)%
International and Other	(224,228)	(170,039)	(54,189)	31.9
Inter-segment Eliminations	10,447	(9,106)	19,553	n/m
	$442,644	$625,277	$(182,633)	(29.2)%
The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenues of $272.9 million, an increase in restructuring charges of $7.1 million and an increase in depreciation and amortization of $7.9 million, partially offset by a decrease in technical and operating expense of $108.8 million and a decrease in selling, general and administrative expense of $31.0 million.
The increase in operating loss at the International and Other segment, excluding the impact of foreign currency fluctuations, was primarily attributable to an increase in technical and operating expense of $8.5 million, an increase in selling, general and administrative expense of $62.6 million and an increase in impairment charges of $10.7 million, partially offset by an increase in revenues of $12.9 million, a decrease in restructuring charges of $13.3 million and a decrease in depreciation and amortization of $4.3 million. Foreign currency translation had an unfavorable impact to the change in operating loss of $2.8 million.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
Operating income	$442,644	$625,277	$(182,633)	(29.2)%
Share-based compensation expense	52,908	64,133	(11,225)	(17.5)
Depreciation and amortization	104,606	101,098	3,508	3.5
Impairment charges	122,227	106,603	15,624	14.7
Restructuring and other related charges	35,068	40,914	(5,846)	(14.3)
Cloud computing amortization	200	—	200	n/m
Majority owned equity investees AOI	8,958	5,965	2,993	50.2
Adjusted operating income	$766,611	$943,990	$(177,379)	(18.8)%

AOI decreased $177.4 million to $766.6 million for 2020 as compared to 2019. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	$ change	% change
National Networks	$760,053	$903,526	$(143,473)	(15.9)%
International and Other	(3,889)	50,193	(54,082)	(107.7)
Inter-segment eliminations	10,447	(9,729)	20,176	n/m
AOI	$766,611	$943,990	$(177,379)	(18.8)%
The decrease in AOI at the National Networks segment is principally due to the decrease in operating income. The decrease in AOI at the International and Other segment is principally due to the increase in operating loss.
Interest expense, net
The decrease in interest expense, net of $24.5 million is primarily due to lower interest rates on our credit facility and lower average outstanding long-term debt balances.
Loss on extinguishment of debt
In March 2020, we redeemed $200 million principal amount of the then-outstanding $600 million principal amount of our 4.75% Notes due 2022. The loss on extinguishment of debt for the year ended December 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The increase in miscellaneous, net of $77.2 million in 2020 as compared to 2019 was primarily related to an increase in net realized and unrealized gains of $92.0 million from certain marketable equity securities, partially offset by an unfavorable variance of $15.0 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
Income tax expense was $145.4 million for the year ended December 31, 2020, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $41.7 million for an increase in valuation allowances for foreign deferred tax assets; state and local income tax expense of $14.7 million, tax expense of $8.4 million for excess tax deficiencies related to share-based compensation and tax expense from foreign operations of $6.8 million partially offset by tax benefit of $5.3 million relating to uncertain tax positions (including accrued interest).
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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$3,060,321	100.0%	$2,971,929	100.0%	$88,392	3.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,506,985	49.2	1,445,949	48.7	61,036	4.2
Selling, general and administrative	679,444	22.2	657,457	22.1	21,987	3.3
Depreciation and amortization	101,098	3.3	91,281	3.1	9,817	10.8
Impairment charges	106,603	3.5	4,486	0.2	102,117	n/m
Restructuring and other related charges	40,914	1.3	45,847	1.5	(4,933)	(10.8)
Total operating expenses	2,435,044	79.6	2,245,020	75.5	190,024	8.5
Operating income	625,277	20.4	726,909	24.5	(101,632)	(14.0)%
Other income (expense):
Interest expense, net	(133,091)	(4.3)	(135,813)	(4.6)	2,722	(2.0)
Miscellaneous, net	(6,000)	(0.2)	29,177	1.0	(35,177)	(120.6)
Total other income (expense)	(139,091)	(4.5)	(106,636)	(3.6)	(32,455)	30.4
Income from operations before income taxes	486,186	15.9	620,273	20.9	(134,087)	(21.6)
Income tax expense	(78,470)	(2.6)	(156,306)	(5.3)	77,836	(49.8)
Net income including noncontrolling interests	407,716	13.3%	463,967	15.6%	(56,251)	(12.1)
Net income attributable to noncontrolling interests	(27,230)	(0.9)%	(17,780)	(0.6)%	(9,450)	53.1
Net income attributable to AMC Networks' stockholders	$380,486	12.4%	$446,187	15.0%	$(65,701)	(14.7)%

National Networks Segment Results
The following table sets forth our National Networks segment results for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,369,044	100.0%	$2,413,325	100.0%	$(44,281)	(1.8)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,076,748	45.5	1,080,732	44.8	(3,984)	(0.4)
Selling, general and administrative	441,747	18.6	455,935	18.9	(14,188)	(3.1)
Depreciation and amortization	32,674	1.4	33,728	1.4	(1,054)	(3.1)
Restructuring and other related charges	13,453	0.6	17,160	0.7	(3,707)	(21.6)
Operating income	804,422	34.0	825,770	34.2	(21,348)	(2.6)
Share-based compensation expense	52,977	2.2	48,621	2.0	4,356	9.0
Depreciation and amortization	32,674	1.4	33,728	1.4	(1,054)	(3.1)
Restructuring and other related charges	13,453	0.6	17,160	0.7	(3,707)	(21.6)
AOI	$903,526	38.1%	$925,279	38.3%	$(21,753)	(2.4)%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,
	2019		2018
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$734,143	100.0%	$598,306	100.0%	$135,837	22.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	463,267	63.1	392,793	65.7	70,474	17.9
Selling, general and administrative	237,804	32.4	201,611	33.7	36,193	18.0
Depreciation and amortization	68,424	9.3	57,553	9.6	10,871	18.9
Impairment charges	106,603	14.5	4,486	0.7	102,117	n/m
Restructuring and other related charges	28,084	3.8	35,189	5.9	(7,105)	(20.2)
Operating loss	(170,039)	(23.2)	(93,326)	(15.6)	(76,713)	82.2
Share-based compensation expense	11,156	1.5	12,358	2.1	(1,202)	(9.7)
Depreciation and amortization	68,424	9.3	57,553	9.6	10,871	18.9
Impairment charges	106,603	14.5	4,486	0.7	102,117	n/m
Restructuring and other related charges	28,084	3.8	35,189	5.9	(7,105)	(20.2)
Majority-owned equity investees AOI	5,965	0.8	3,043	0.5	2,922	n/m
AOI	$50,193	6.8%	$19,303	3.2%	$30,890	160.0%

Revenues, net
Revenues, net increased $88.4 million to $3.1 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
National Networks	$2,369,044	77.4%	$2,413,325	81.2%	$(44,281)	(1.8)%
International and Other	734,143	24.0	598,306	20.1	135,837	22.7
Inter-segment eliminations	(42,866)	(1.4)	(39,702)	(1.3)	(3,164)	8.0
Consolidated revenues, net	$3,060,321	100.0%	$2,971,929	100.0%	$88,392	3.0%
National Networks
The decrease in National Networks revenues, net was attributable to the following:

	Years Ended December 31,
(In thousands)	2019	% of total	2018	% of total	$ change	% change
Advertising	$904,253	38.2%	$944,675	39.1%	$(40,422)	(4.3)%
Distribution and other	1,464,791	61.8	1,468,650	60.9	(3,859)	(0.3)
	$2,369,044	100.0%	$2,413,325	100.0%	$(44,281)	(1.8)%
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
The decrease of $1.7 million in advertising revenues was principally due to the unfavorable impact of foreign currency translation of $5.1 million. Distribution revenues increased $147.5 million due to the impact of the Levity and RLJE acquisitions. In addition, distribution revenues increased $22.9 million from our Shudder and Sundance Now targeted streaming services. These increases were partially offset by a decrease in revenues at AMCNI of $16.4 million, excluding the impact of foreign currency fluctuations, primarily due to the termination of distribution in certain territories. Foreign currency translation had an unfavorable impact to distribution revenues of $15.2 million.
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
International and Other
The increase in the International and Other segment was primarily due to an $89.7 million impact from the Levity and RLJE acquisitions. In addition, technical and operating expense increased $13.3 million at our targeted streaming services (Shudder and Sundance Now) due to the continued investment in programming. Technical and operating expense decreased $19.6 million at AMCNI, excluding the impact of foreign currency fluctuations, due primarily to reduced programming amortization resulting from termination of distribution in certain territories. Foreign currency translation had a favorable impact to the change in technical and operating expense of $12.8 million.

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
Impairment charges
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

Restructuring and other related charges
Restructuring and other related charges of $40.9 million and $45.8 million for the years ended December 2019 and 2018, respectively, primarily related to the management re-organizations which resulted in the elimination of a number of roles to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $26.0 million and $35.9 million for the years ended December 2019 and 2018, respectively. During 2019, we also incurred restructuring charges associated with the AMC Networks Streaming Services re-organization which consisted of severance and other personnel related costs of $1.9 million and programming write-offs of $13.0 million related to a change in programming strategy. During 2018, we also incurred restructuring charges of $9.9 million associated with the termination of distribution in certain territories at AMCNI.
Operating Income

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$804,422	$825,770	$(21,348)	(2.6)%
International and Other	(170,039)	(93,326)	(76,713)	82.2
Inter-segment Eliminations	(9,106)	(5,535)	(3,571)	64.5
	$625,277	$726,909	$(101,632)	(14.0)%

The decrease in operating income at the National Networks segment was primarily attributable to a decrease in revenues of $44.3 million, partially offset by a decrease in technical and operating expense of $4.0 million, a decrease in selling, general and administrative expense of $14.2 million, and a decrease in restructuring expense of $3.7 million
The increase in operating loss at the International and Other segment was primarily attributable to a net increase of $95.0 million in the combined impairment charges and restructuring and other related charges, partially offset by an increase in operating income at AMCNI.
AOI
The following is a reconciliation of our consolidated operating income to consolidated AOI:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
Operating income	$625,277	$726,909	$(101,632)	(14.0)%
Share-based compensation expense	64,133	60,979	3,154	5.2
Depreciation and amortization	101,098	91,281	9,817	10.8
Impairment charges	106,603	4,486	102,117	n/m
Restructuring and other related charges	40,914	45,847	(4,933)	(10.8)
Majority owned equity investees AOI	5,965	3,043	2,922	96.0
Adjusted operating income	$943,990	$932,545	$11,445	1.2%

AOI increased $11.4 million to $944.0 million for 2019 as compared to 2018. The net change by segment was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	$ change	% change
National Networks	$903,526	$925,279	$(21,753)	(2.4)%
International and Other	50,193	19,303	30,890	160.0
Inter-segment eliminations	(9,729)	(12,037)	2,308	(19.2)
AOI	$943,990	$932,545	$11,445	1.2%
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
Income tax expense was $156.3 million for the year ended December 31, 2018, representing an effective tax rate of 25%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $16.4 million for an increase in valuation allowances for foreign deferred tax assets; state and local income tax expense of $11.5 million and a tax benefit of $12.8 million for the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018) and return to provision adjustments.

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
On February 8, 2021, the Company issued $1.0 billion in aggregate principal amount of 4.25% senior notes due 2029 (the “4.25% Notes due 2029”) and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date.
On February 8, 2021, the Company entered into Amendment No. 1 (“Amendment No. 1”) to its existing credit agreement (the "Credit Agreement"). Amendment No. 1 extends the maturity dates of the $675 million term loan A facility and $500 million revolving credit facility under the Credit Agreement to February 8, 2026, and makes certain other amendments to the covenants and other provisions of the Credit Agreement.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2020, the Company repurchased 14.8 million shares of its Class A common stock at an average purchase price of $23.91 per share (inclusive of the results of the modified "Dutch auction" tender offer discussed below). As of December 31, 2020, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.

On September 16, 2020, we commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of our Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, we accepted for purchase 10.8 million shares of its Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, are classified in Treasury stock in the consolidated balance sheet.
Our principal uses of cash include the acquisition and production of programming, investments and acquisitions, repurchases of outstanding debt and common stock, debt service, and payments for income taxes. Although impacted by the COVID-19 pandemic, we continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing. In March 2020, we redeemed $200 million principal amount of the then-outstanding $600 million principal amount of our 4.75% Notes due 2022.
As of December 31, 2020, our consolidated cash and cash equivalents balance includes approximately $221.5 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash provided by operating activities	$748,736	$483,748	$606,547
Cash used in investing activities	(35,163)	(89,707)	(260,184)
Cash used in financing activities	(647,998)	(131,126)	(314,607)
Net increase in cash and cash equivalents	$65,575	$262,915	$31,756
Operating Activities
Net cash provided by operating activities amounted to $748.7 million for the year ended December 31, 2020 as compared to $483.7 million for the year ended December 31, 2019. In 2020, net cash provided by operating activities resulted primarily from $1.5 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, a decrease in accounts receivable, trade of $63.3 million due to the timing of cash receipts, an decrease in prepaid expenses and other assets of $64.1 million, and an increase in accounts payable, accrued liabilities and other liabilities of $16.0 million. Partially offsetting these increases were payments for program rights of $850.0 million. Changes in all other assets and liabilities during the year resulted in an increase in cash of $5.1 million.
In 2019, net cash provided by operating activities amounted to $483.7 million for the year ended December 31, 2019 as compared to $606.5 million for the year ended December 31, 2018. In 2019, net cash provided by operating activities resulted from $1.7 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, which was partially offset by payments for program rights of $969.9 million, an increase in prepaid expenses and other assets of $142.3 million primarily related to an increase in production tax credits and taxes receivable, an increase in accounts receivable, trade of $43.3 million due to the timing of cash receipts, and a decrease in accounts payable, accrued liabilities and other liabilities of $28.4 million primarily as a result of lower employee related liabilities. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $5.1 million.
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
Investing Activities
Net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $35.2 million, $89.7 million and $260.2 million, respectively. In 2020, net cash used in investing activities was primarily related to capital expenditures of $46.6 million, partially offset by proceeds from the sales of investments of $10.0 million.
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
Financing Activities
Net cash used in financing activities amounted to $648.0 million for the year ended December 31, 2020 as compared to $131.1 million for the year ended December 31, 2019 and $314.6 million for the year ended December 31, 2018. In 2020, financing activities primarily consisted of purchases of Class A Common Stock of $356.7 million under our Stock Repurchase Program, principal payments on long-term debt of $262.3 million, taxes paid in lieu of shares issued for equity-based compensation of $16.0 million, and distributions to noncontrolling members of $15.8 million.
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

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2020	December 31, 2019
Senior Secured Credit Facility:(a)
Term Loan A Facility	$675,000	$731,250
Senior Notes:
4.75% Notes due December 2022	400,000	600,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
Principal amount of debt	$2,875,000	$3,131,250
(a)     The Company's $500 million revolving credit facility remains undrawn at December 31, 2020. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
In March 2020 we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due 2022. In connection with the redemption, we incurred a loss on extinguishment of debt for the year ended December 31, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.
Subsequent to December 31, 2020, on February 26, 2021, we redeemed (i) the remaining $400 million principal amount of our 4.75% Notes due 2022 and (ii) $600 million principal amount of our 5.00% Notes due 2024.
Additional information regarding our outstanding indebtedness and the significant terms and provisions of our Senior Secured Credit Facility and our Senior Notes is discussed in Note 11 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of December 31, 2020 included $400.0 million of 4.75% Notes due December 2022, $1.0 billion of 5.00% Notes due April 2024 and $800.0 million of 4.75% Notes due August 2025 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2020		Year Ended December 31, 2019
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,947,893	$—	$2,122,212
Operating expenses	—	1,441,889	19	1,454,540
Operating income	$—	$506,004	$(19)	$667,672
Income before income taxes	$337,810	$486,092	$468,016	$633,294
Net income	239,979	476,881	380,485	623,278

Balance Sheet	December 31, 2020		December 31, 2019
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$25,749	$74,649	$1,760	$100,485
Current assets	35,424	1,291,630	28,768	1,590,932
Non-current assets	3,729.996	3,151,581	4,050,648	3,044,865

Liabilities and equity:
Amounts due to subsidiaries	$—	$27,091	$—	$—
Current liabilities	124,886	545,105	100,081	470,027
Non-current liabilities	3,023,726	300,449	3,315,314	361,324

Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations as of December 31, 2020 are summarized in the following table:

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations:(1)
Principal payments	$2,875,000	$75,000	$1,000,000	$1,800,000	$—
Interest payments (2)	431,075	120,154	209,921	101,000	—
Purchase obligations (3)	1,011,886	290,915	222,694	118,277	380,000
Operating lease obligations (4)	230,204	37,253	69,839	61,367	61,745
Finance lease obligations (4)	40,826	5,974	12,033	12,152	10,667
Total	$4,588,991	$529,296	$1,514,487	$2,092,796	$452,412
(1)Subsequent to December 31, 2020, our Senior Secured Credit Facility was refinanced and we issued new Senior Notes and redeemed certain of our existing Senior Notes, all of which impact the obligations reflected in this table. See Note 11, Long-Term Debt, to our consolidated financial statements for additional information.
(2)Interest on variable rate debt and the variable portion of interest rate swap contracts is estimated based on a LIBOR yield curve as of December 31, 2020.
(3)Purchase obligations consist primarily of program rights obligations, participations, residuals, and transmission and marketing commitments.
(4)Operating and finance lease obligation amounts include imputed interest.
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of any related payments in settlement of our liabilities for uncertain income tax positions. At December 31, 2020, the liability for uncertain tax positions was $9.7 million, excluding the related accrued interest liability of $2.7 million and deferred tax assets of $2.1 million. See Note 15 to the accompanying consolidated financial statements for further discussion of the Company's income taxes.
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

We believe the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements:
Program Rights
Licensed rights to programming, including feature films and episodic series, are stated at the lower of amortized cost or fair value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or when the license period begins. Costs are amortized to technical and operating expense on a straight-line or accelerated basis, based on the expected exploitation strategy of the rights, over a period not to exceed the respective license periods. We periodically review the remaining useful lives of our licensed program rights based on several factors, including expected future revenue generation from airings on our networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the remaining useful life of such rights is adjusted accordingly, which may result in the accelerated amortization or write-off of such costs to technical and operating expense.
Owned original programming costs, including estimated participation and residual costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. We base our estimates of projected attributable revenue on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on our current expectation of future exhibitions. We periodically review attributable revenue estimates and projected program usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of the unamortized costs to fair value. For example, a program's strong performance could result in increased usage and increased attributable revenues in a particular period, resulting in accelerated amortization of costs in that period. Poor ratings may result in the reduction of attributable revenue from planned usage or the abandonment of a program, which would require a write-off of any unamortized costs. Actual attributable revenue and exhibitions may vary from our projections due to factors such as market acceptance, levels of distribution and advertising revenue, resulting in changes to our decisions regarding planned program usage. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of program rights amortization expense for the period. Any capitalized development costs for programs that we determine will not be produced are also written off. Historically, other than instances of write-offs associated with our decisions to abandon programming, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
Program rights write-offs of $108.3 million, $40.9 million and $50.5 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our intangible assets as of December 31, 2020 is $410.7 million, of which $294.3 million is comprised of affiliate relationships acquired in business combinations. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expense in future periods. In June 2020, we recognized impairment charges associated with certain intangible assets. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
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

The carrying amount of goodwill, by operating segment is as follows:

December 31, 2020
National Networks	$235,760
International and Other	450,647
$686,407
Based on our annual and interim impairment tests for goodwill during 2020 and 2019, we recognized impairment charges of $25.1 million and $98.0 million for the years ended December 31, 2020 and 2019, respectively. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2020, the fair value of our fixed rate debt of $2.24 billion was higher than its carrying value of $2.18 billion by $62.2 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2020 would increase the estimated fair value of our fixed rate debt by approximately $24.9 million to approximately $2.27 billion.
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
As of December 31, 2020, we have $2.8 billion principal amount of debt outstanding (excluding finance leases), of which $675.0 million principal amount outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2020 would increase our annual interest expense by approximately $6.7 million.
As of December 31, 2020, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The aggregate fair values of interest rate swap contracts at December 31, 2020 was a net liability of $2.4 million. The interest rate paid on approximately 80% of our debt (excluding finance leases) as of December 31, 2020 is effectively fixed (76% being fixed rate obligations and 4% effectively fixed through utilization of these interest rate swap contracts). Cumulative unrealized losses, net of tax on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $1.8 million and is included in accumulated other comprehensive loss.
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

The Company recognized $(4.0) million, $11.1 million and $(6.8) million of foreign currency transaction gains (losses) for the years ended December 31, 2020, 2019 and 2018, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2020, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2020 (the "2021 Proxy Statement"), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2021 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2021 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2021 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2021 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 68.
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

4.9
Third Supplemental Indenture, dated as of February 8, 2021, to the Indenture, dated as of March 30, 2016, among AMC Networks, as issuer, the Guarantors and U.S. Bank National Association, as Trustee, and Form of Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2021)

4.10	Description of AMC Networks Inc.'s Securities Registered under Section 12 of the Exchange Act.

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

10.4
Amendment No. 1, dated as of February 8, 2021, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, in each case, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021)

10.5	AMC Networks Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.6
Form of Employment Agreement by and between AMC Networks Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.7
Amendment to Employment Agreement, dated as of September 15, 2020, by and between AMC Networks Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2020).

10.8
Amended and Restated Employment Agreement dated April 24, 2014, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 29, 2014).

10.9	Amended and Restated Employment Agreement dated December 11, 2020, between AMC Networks Inc. and Joshua W. Sapan

10.10
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

10.13
Employment Agreement dated March 8, 2019 by and between AMC Networks Inc. and Christian B. Wymbs (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.14
Employment Agreement between AMC Networks Inc. and Donna Coleman, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2020)

10.15	Employment Agreement dated January 12, 2021, between AMC Networks Inc. and Christina Spade

10.16
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

10.19
Restricted Stock Unit Agreement dated October 13, 2016, between AMC Networks Inc. and Edward A,. Carroll (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 14, 2016).

10.20	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.21	AMC Networks Inc. 2016 Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 28, 2016).

10.22	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.23	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.25	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.26
Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605 LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 26, 2021	By:	/s/ Christina Spade
Christina Spade
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua W. Sapan and Christina Spade, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua W. Sapan	President and Chief Executive Officer	February 26, 2021
Joshua W. Sapan	(Principal Executive Officer)

/s/ Christina Spade	Executive Vice President and Chief Financial Officer	February 26, 2021
Christina Spade	(Principal Financial Officer)

/s/ Christian B. Wymbs	Executive Vice President and Chief Accounting Officer	February 26, 2021
Christian B. Wymbs	(Principal Accounting Officer)

/s/ James L. Dolan	Chairman of the Board of Directors	February 26, 2021
James L. Dolan

/s/ Charles F. Dolan	Chairman Emeritus and Director	February 26, 2021
Charles F. Dolan

/s/ William J. Bell	Director	February 26, 2021
William J. Bell

/s/ Kristin A. Dolan	Director	February 26, 2021
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 26, 2021
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 26, 2021
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 26, 2021
Thomas C. Dolan

/s/ Brian G. Sweeney	Director	February 26, 2021
Brian G. Sweeney

/s/ Vincent Tese	Director	February 26, 2021
Vincent Tese

/s/ Leonard Tow	Director	February 26, 2021
Leonard Tow

/s/ David E. Van Zandt	Director	February 26, 2021
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 26, 2021
Carl E. Vogel

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes, and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes, and the financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for program rights due to the adoption of Accounting Standards Update (ASU) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, as of January 1, 2020, and changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (ASC 842), as of January 1, 2019.
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
Assessment of the carrying value of goodwill in the AMC Networks International (AMCNI) reporting unit
As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance for the International and Other segment was $450.6 million at December 31, 2020, which includes the AMCNI reporting unit. The Company performs goodwill impairment testing on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units and determined that a triggering event had occurred with respect to its AMCNI reporting unit. The Company recognized an impairment charge of $25 million for the year ended December 31, 2020 to reduce the carrying value of the AMCNI reporting unit to its fair value.

We identified the assessment of the carrying value of goodwill in the AMCNI reporting unit as a critical audit matter. Revenue growth rates, long-term growth rate and the discount rate used by the Company to estimate the fair value of the reporting unit involved challenging auditor judgment, and have a significant effect on the Company’s assessment of the carrying value of the reporting unit’s goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment process, including controls over the selection of the revenue growth rates, long-term growth rate and the discount rate used to estimate the fair value of the reporting unit. We performed sensitivity analyses over the revenue growth rates, long-term growth rate and discount rate assumptions. We evaluated the Company’s forecasted reporting unit revenue growth rate assumptions by comparing the assumptions to the reporting unit’s historical revenue growth rates, to projected revenue growth rates for guideline companies, and to projected television broadcasting revenue growth rates published by a third-party. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skills and knowledge who assisted in:
• independently developing a discount rate range using publicly available market data for comparable entities and comparing it to the Company’s discount rate;
• independently developing a long-term growth rate range using publicly available market data and comparing it to the Company’s long-term growth rate; and
• developing an estimated range of the reporting unit fair value using the reporting unit’s cash flow projections and the independently developed discount rate range and long-term growth rate range, and compared the result to the Company’s fair value estimate.
Assessment of amortization of owned original program rights
As discussed in Note 6 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2020 was $464.2 million, of which $216.2 million relates to completed productions. Owned original program rights costs are amortized over their estimated useful lives, commencing upon the first airing, based on attributable revenue to-date as a percentage of total projected attributable revenue (ultimate revenues) under the individual-film-forecast-computation method. The Company bases its estimates of ultimate revenues primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on the Company’s expectation of future exhibitions. The Company reviews ultimate revenue estimates and projected program usage and revises assumptions, if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of assumptions used in determining projected attributable distribution revenue and projected attributable advertising revenue. We compared the Company’s historical projections of attributable distribution and advertising revenues to actual results to assess the Company’s ability to accurately project ultimate revenues. For a selection of owned original programming series, we evaluated (1) projected attributable subscription fee revenue, by comparing the Company’s assumptions for projected subscribers and rates to recent actual subscriber and rate trends and terms of existing distribution agreements, (2) projected attributable content licensing revenue, by comparing expected licensing fees to contractual terms of existing agreements and recent historical trends of sales and usage based royalties, (3) projected attributable advertising revenue, by comparing the underlying pricing and ratings assumptions to recent historical trends, and (4) projected program usage by comparing historical projections to actual usage, to assess the company’s ability to accurately project program usage, and compared projected program usage to historical trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 26, 2021

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$888,526	$816,170
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $11,234 and $5,733)	813,587	857,143
Current portion of program rights, net	13,480	426,624
Prepaid expenses and other current assets	223,173	230,360
Total current assets	1,938,766	2,330,297
Property and equipment, net of accumulated depreciation of $261,082 and $347,302	256,045	283,752
Program rights, net	1,269,131	1,038,060
Intangible assets, net	410,672	524,531
Goodwill	686,407	701,980
Deferred tax assets, net	25,046	51,545
Operating lease right-of-use assets	146,522	170,056
Other assets	513,749	496,465
Total assets	$5,246,338	$5,596,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$120,530	$94,306
Accrued liabilities	320,005	251,214
Current portion of program rights obligations	259,449	304,692
Deferred revenue	71,048	63,921
Current portion of long-term debt	75,000	56,250
Current portion of lease obligations	32,435	33,959
Total current liabilities	878,467	804,342
Program rights obligations	182,511	239,813
Long-term debt, net	2,774,307	3,039,979
Lease obligations	194,324	211,047
Deferred tax liability, net	132,009	136,911
Other liabilities	125,970	163,638
Total liabilities	4,287,588	4,595,730
Commitments and contingencies
Redeemable noncontrolling interests	315,649	309,451
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 64,568 and 63,886 shares issued and 29,975 and 44,078 shares outstanding, respectively	646	639
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	323,425	286,491
Accumulated earnings	1,847,451	1,609,428
Treasury stock, at cost (34,593 and 19,808 shares Class A Common Stock, respectively)	(1,419,882)	(1,063,181)
Accumulated other comprehensive loss	(134,950)	(167,711)
Total AMC Networks stockholders' equity	616,805	665,781
Non-redeemable noncontrolling interests	26,296	25,724
Total stockholders' equity	643,101	691,505
Total liabilities and stockholders' equity	$5,246,338	$5,596,686
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2020	2019	2018
Revenues, net	$2,814,956	$3,060,321	$2,971,929
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,401,591	1,506,985	1,445,949
Selling, general and administrative	708,820	679,444	657,457
Depreciation and amortization	104,606	101,098	91,281
Impairment charges	122,227	106,603	4,486
Restructuring and other related charges	35,068	40,914	45,847
Total operating expenses	2,372,312	2,435,044	2,245,020
Operating income	442,644	625,277	726,909
Other income (expense):
Interest expense	(138,610)	(157,798)	(154,993)
Interest income	30,032	24,707	19,180
Loss on extinguishment of debt	(2,908)	—	—
Miscellaneous, net	71,221	(6,000)	29,177
Total other income (expense)	(40,265)	(139,091)	(106,636)
Income from operations before income taxes	402,379	486,186	620,273
Income tax expense	(145,391)	(78,470)	(156,306)
Net income including noncontrolling interests	256,988	407,716	463,967
Net income attributable to noncontrolling interests	(17,009)	(27,230)	(17,780)
Net income attributable to AMC Networks' stockholders	$239,979	$380,486	$446,187

Net income per share attributable to AMC Networks' stockholders:
Basic	$4.70	$6.77	$7.68
Diluted	$4.64	$6.67	$7.57

Weighted average common shares:
Basic	51,016	56,205	58,066
Diluted	51,733	57,037	58,947

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2020	2019	2018
Net income including noncontrolling interests	$256,988	$407,716	$463,967
Other comprehensive income (loss):
Foreign currency translation adjustment	33,562	(6,272)	(41,716)
Unrealized loss on interest rate swaps	(437)	(1,609)	(356)
Amounts reclassified from accumulated other comprehensive loss	—	—	(370)
Other comprehensive income (loss), before income taxes	33,125	(7,881)	(42,442)
Income tax benefit	114	364	45
Other comprehensive income (loss), net of income taxes	33,239	(7,517)	(42,397)
Comprehensive income	290,227	400,199	421,570
Comprehensive income attributable to noncontrolling interests	(17,487)	(27,078)	(16,044)
Comprehensive income attributable to AMC Networks' stockholders	$272,740	$373,121	$405,526
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	627	115	191,303	766,725	(709,440)	(114,386)	134,944	29,001	163,945
Net income attributable to AMC Networks’ stockholders	—	—	—	446,187	—	—	446,187	—	446,187
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,756	2,756
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,847)	(2,847)
Noncontrolling interests acquired	—	—	—	—	—	—	—	1,354	1,354
Cumulative effects of adoption of accounting standards	—	—	—	16,030	—	(3,411)	12,619	—	12,619
Treasury stock not yet settled	—	—	(985)	—	—	—	(985)	—	(985)
Settlement of treasury stock	—	—	995	—	—	—	995	—	995
Other comprehensive income	—	—	—	—	—	(42,397)	(42,397)	(1,736)	(44,133)
Share-based compensation expense	—	—	60,979	—	—	—	60,979	—	60,979
Proceeds from the exercise of stock options	—	—	4,317	—	—	—	4,317	—	4,317
Treasury stock acquired	—	—	—	—	(283,143)	—	(283,143)	—	(283,143)
Restricted stock units converted to shares	6	—	(16,842)	—	—	—	(16,836)	—	(16,836)
Balance, December 31, 2018	633	115	239,767	1,228,942	(992,583)	(160,194)	316,680	28,528	345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	380,486	—	—	380,486	—	380,486
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,911	4,911
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,438)	(3,438)
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	(4,429)	(4,429)
Settlement of treasury stock	—	—	985	—	—	—	985	—	985
Other comprehensive income	—	—	—	—	—	(7,517)	(7,517)	152	(7,365)
Share-based compensation expense	—	—	64,133	—	—	—	64,133	—	64,133
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	—	—	(70,598)	—	(70,598)	—	(70,598)
Restricted stock units converted to shares	6	—	(23,024)	—	—	—	(23,018)	—	(23,018)
Balance, December 31, 2019	639	115	286,491	1,609,428	(1,063,181)	(167,711)	665,781	25,724	691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	239,979	—	—	239,979	—	239,979
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,131	1,131
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,037)	(1,037)
Other comprehensive income	—	—	—	—	—	32,761	32,761	478	33,239
Share-based compensation expense	—	—	52,908	—	—	—	52,908	—	52,908
Treasury stock acquired	—	—	—	—	(356,701)	—	(356,701)	—	(356,701)
Restricted stock units converted to shares	7	—	(15,974)	—	—	—	(15,967)	—	(15,967)
Balance, December 31, 2020	646	115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$256,988	$407,716	$463,967
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	104,606	101,098	91,281
Impairment charges	122,227	106,603	4,486
Share-based compensation expense related to equity classified awards	52,908	64,133	60,979
Non-cash restructuring and other related charges	5,359	14,098	7,440
Amortization and write-off of program rights	923,886	974,835	961,134
Amortization of deferred carriage fees	28,231	21,587	17,342
Unrealized foreign currency transaction (gain) loss	3,099	(16,325)	2,057
Unrealized (gain) on derivative contracts, net	—	—	(43,476)
Amortization of deferred financing costs and discounts on indebtedness	8,005	8,007	7,715
Loss on extinguishment of debt	2,908	—	—
Bad debt (recoveries) expense	(2,843)	12,641	7,399
Deferred income taxes	23,159	(38,916)	33,367
Gains on investments	(97,617)	—	—
Write-down of non-marketable equity securities and note receivable	20,000	20,206	—
Other, net	(594)	(2,832)	5,311
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	63,337	(43,345)	(52,106)
Prepaid expenses and other assets	64,060	(142,303)	(2,789)
Program rights and obligations, net	(850,013)	(969,900)	(978,763)
Income taxes payable	6,703	1,219	(17,006)
Deferred revenue	7,202	8,667	(6,392)
Deferred carriage fees, net	(8,833)	(15,033)	(4,250)
Accounts payable, accrued liabilities and other liabilities	15,958	(28,408)	48,851
Net cash provided by operating activities	748,736	483,748	606,547
Cash flows from investing activities:
Capital expenditures	(46,595)	(91,604)	(89,802)
Return of capital from investees	1,872	5,380	4,088
Investments in and loans to investees	(5,440)	(3,483)	(90,081)
Principal payments received on loans to investees	5,000	—	—
Payments for acquisition of a business, net of cash acquired	—	—	(84,389)
Proceeds from sale of investments	10,000	—	—
Net cash provided by (used in) investing activities	(35,163)	(89,707)	(260,184)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	6,000	1,521	289
Principal payments on long-term debt	(262,250)	(22,988)	—
Deemed repurchase of restricted stock units	(15,967)	(23,018)	(16,836)
Purchase of treasury stock	(356,701)	(70,598)	(283,143)
Proceeds from stock option exercises	—	4,630	4,317
Principal payments on finance lease obligations	(3,261)	(5,115)	(4,938)
Distributions to noncontrolling interest	(15,819)	(15,558)	(14,296)
Net cash used in financing activities	(647,998)	(131,126)	(314,607)
Net increase in cash and cash equivalents from operations	65,575	262,915	31,756
Effect of exchange rate changes on cash and cash equivalents	6,781	(1,631)	(35,653)
Cash and cash equivalents at beginning of year	816,170	554,886	558,783
Cash and cash equivalents at end of year	$888,526	$816,170	$554,886
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•National Networks: Includes activities of our five national programming networks, AMC Studios operations and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC and SundanceTV. Our AMC Studios operations produce original programming for our programming networks and also license those program rights worldwide. AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world; AMC Networks Streaming Services, consisting of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK), AMC+ and other streaming initiatives; Levity, our production services and comedy venues business; and IFC Films, our film distribution business.
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
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
The Company primarily earns revenue from (i) the distribution of its programming services, through distributors and directly to consumers, and licensing of its programming and other content, (ii) advertising, and (iii) other services. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 3 Revenue Recognition.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising and Distribution Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $246.9 million, $180.3 million and $196.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Marketing, distribution and general and administrative costs related to the exploitation of owned original programming are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income.
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized realized and unrealized foreign currency transaction gains (losses) of $(4.0) million, $11.1 million and $(6.8) million for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable using a forward looking expected loss model by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2020 and 2019, the Company had $267.5 million and $273.0 million, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.

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
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company's portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. See Note 7 for further discussion regarding investments.
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
Amortizable intangible assets established in connection with business combinations primarily consist of affiliate and customer relationships, advertiser relationships and trade names. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company reviews its long-lived assets (property and equipment, and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. See Note 9 for further discussion regarding long-lived and amortizable intangible assets impairment.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill
Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances.
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. See Note 9 for further discussion regarding goodwill impairment.
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
Derivative Financial Instruments
The Company's derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company's embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense, for interest rate swap contracts and miscellaneous, net, for foreign currency and other derivative contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 13 for a further discussion of the Company's derivative financial instruments.
Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective approach and effective date method. In addition, the Company elected the package of practical expedients, permitted under the transition guidance within the new standard, which among other things, allowed for the carry forward of the historical classification of leases. The new standard did not materially impact our consolidated net income or cash flows. See Note 14 for further discussion regarding leases.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investment tax credits. Global low taxed intangible income (“GILTI”) tax is treated as a period expense. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 16 for further discussion regarding commitments and contingencies.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2020, two customers accounted for 18% and 10%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets). As of December 31, 2019, two customers accounted for 16% and 10%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Basic weighted average shares outstanding	51,016	56,205	58,066
Effect of dilution:
Stock options	—	14	15
Restricted stock units	717	818	866
Diluted weighted average shares outstanding	51,733	57,037	58,947
Approximately 0.3 million, 1.3 million and 1.0 million restricted stock units outstanding as of December 31, 2020, 2019, and 2018, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. As of December 31, 2020 and 2019, 0.3 million and 0.6 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2020, the Company repurchased 14.8 million shares of its Class A common stock at an average purchase price of $23.91 per share (inclusive of the results of the modified "Dutch auction" tender offer discussed below). As of December 31, 2020, the Company has $135.3 million available for repurchase under the Stock Repurchase Program.
On September 16, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $250 million in value of shares of its Class A Common Stock, plus up to an additional 2% of the outstanding shares of Class A Common Stock, at a price not greater than $26.50 nor less than $22.50 per share. The Tender Offer expired on October 14, 2020. On October 21, 2020, the Company accepted for purchase 10.8 million shares of its Class A Common Stock, at a price of $23.20 per share, for an aggregate cost of $250.6 million. The cost of these shares, and the fees relating to the Tender Offer, are classified in Treasury stock in the consolidated balance sheet.

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2017	49,601	11,484
Share repurchases	(5,386)	—
Employee and non-employee director stock transactions*	534	—
Balance at December 31, 2018	44,749	11,484
Share repurchases	(1,302)	—
Employee and non-employee director stock transactions*	631	—
Balance at December 31, 2019	44,078	11,484
Share repurchases	(14,785)	—
Employee and non-employee director stock transactions*	682	—
Balance at December 31, 2020	29,975	11,484
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The standard aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the standard modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted the standard on a prospective basis. See Note 6 for further information.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 - Income Taxes. These changes are effective for the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption and does not expect it to have material impact on its consolidated financial statements.
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
The Company primarily earns revenue from (i) the distribution of its programming services, through distributors and directly to consumers, and licensing of its programming and other content, (ii) advertising, and (iii) other services. The Company’s revenue recognition policies summarizing the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are described below.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Subscription revenue from our streaming services Acorn TV, Shudder, Sundance Now, ALLBLK, and AMC+ (collectively, AMC Networks Streaming Services) is recognized as the streaming services are provided to customers.
Content licensing revenue: The Company licenses its original programming content to certain distributors, including under streaming, pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. Under these arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the content is delivered to the licensee and the license period has begun. The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series or a film. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes.
For streaming arrangements, the Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. Streaming licensing revenue is recognized at the later of the beginning of the license period, or when we provide the programming to the distributor. The Company recognizes a contract asset for the difference between the revenue recognized and the amount we are permitted to invoice.
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
Other
The Company earns revenue from production and transmission services and live entertainment venues. Such services are recognized as revenue as the services are performed.
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. However, the guidance does not apply to sales-based or usage-based

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2020, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2020	December 31, 2019
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,081,070	$1,121,834
Contract assets, short-term (included in Other current assets)	9,830	7,283
Contract assets, long-term (included in Other assets)	942	9,964
Contract liabilities (Deferred revenue)	71,048	63,921
(a)Revenue recognized for the twelve months ended December 31, 2020 relating to the contract liability at December 31, 2019 was $47.2 million.
Note 4. Impairment Charges
In 2020, as a result of the continuing impact of the COVID-19 pandemic, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. As a result of that assessment, the Company incurred impairment charges of $122.2 million, consisting of $25.1 million related to goodwill impairment and $97.1 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets, all of which were associated with the AMCNI reporting unit.
In 2019, the Company incurred impairment charges of $106.6 million, consisting of $98.0 million related to goodwill impairment associated with the AMCNI reporting unit, and $8.6 million related to impairments of intangibles and property and equipment associated with the sale of a subsidiary. In connection with the preparation of the 2019 fourth quarter financial information, the Company performed its annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $98.0 million for the year ended December 31, 2019, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.
In 2018, AMCNI recognized a $4.5 million charge, primarily related to program rights, in connection with the disposition of a business.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Restructuring and Other Related Charges
The Company recorded restructuring and other related charges of $35.1 million for the year ended December 31, 2020. On November 18, 2020, the Company commenced a restructuring plan (the “2020 Plan”) designed to streamline the Company’s operations through a reduction of its domestic workforce. The 2020 Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. Restructuring and other related charges associated with the 2020 Plan, recorded in 2020, were primarily for severance and other personnel costs of $21.2 million, of which $11.8 million was attributable to the National Networks segment and $9.4 million was attributable to the International and Other segment. Additional restructuring and other related charges for the year ended December 31, 2020 were $13.9 million, which related to costs associated with the termination of distribution in certain territories, as well as severance and other personnel related costs associated with previously disclosed restructuring activities.
Restructuring and other related charges of $40.9 million for the year ended December 31, 2019 related to the management restructuring, which commenced in the third quarter of 2019, and the AMC Networks Streaming Services organization restructuring, which commenced in the second quarter of 2019. In connection with each of these restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In connection with restructuring initiative related to the management team, the Company incurred restructuring charges for severance and other personnel related costs of $26.0 million, of which $13.5 million was attributable to the National Networks segment and $12.5 million was attributable to the International and Other segment.
In connection with the AMC Networks Streaming Services restructuring, management made certain organization changes within the owned subscription streaming services businesses. The restructuring combined the owned subscription streaming services under one management team. As a result, the Company incurred restructuring charges of $1.9 million related to severance and other personnel related costs.
In connection with the organization changes in the AMC Networks Streaming Services business, the Company implemented changes to its strategy for owned subscription streaming services, including programming that will no longer be made available. As a result, the Company incurred other charges of $13.0 million related to the write-off of programming associated with the reorganization and change in strategy.
During the 2018, management commenced a restructuring initiative designed to reduce the cost structure of the Company. The restructuring was intended to improve the organizational design of the Company through the elimination of certain roles, a reduction in the grade of certain roles, an increase in the span of responsibilities of certain senior managers, and the re-alignment of certain senior leaders to new or additional responsibilities. This restructuring resulted in a $36.0 million charge for the year ended December 31, 2018 primarily related to severance. Additionally, AMCNI completed a portfolio rationalization review that resulted in the termination of distribution in certain territories, resulting in a $9.9 million charge.
The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2020	2019	2018
National Networks	$20,553	$13,453	$17,160
International and Other	14,515	28,084	35,189
Inter-segment Eliminations	—	(623)	(6,502)
Total restructuring and other related charges	$35,068	$40,914	$45,847

The following table summarizes the restructuring and other related charges recognized for the three years:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Restructuring charges	$35,068	$27,897	$45,847
Other related charges	—	13,017	—
Total restructuring and other related charges	$35,068	$40,914	$45,847

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2018	$33,774	$1,415	$35,189
Charges	26,132	1,765	27,897
Other	(612)	(1,480)	(2,092)
Cash payments	(31,897)	(414)	(32,311)
Non-cash adjustments	—	(1,081)	(1,081)
Currency translation	10	16	26
Balance at December 31, 2019	27,407	221	27,628
Charges	30,752	4,316	35,068
Cash payments	(31,545)	(191)	(31,736)
Non-cash adjustments	(1,043)	(4,316)	(5,359)
Currency translation	—	1	1
Balance at December 31, 2020	$25,571	$31	$25,602
Accrued restructuring and other related costs of $25.6 million are included in accrued liabilities in the consolidated balance sheet at December 31, 2020.
Note 6. Program Rights and Obligations
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
◦Group program rights - programming value is predominantly derived from third-party revenues that are not directly attributable to a specific film or television title (e.g., library of program rights for purpose of the Company’s programming networks or subscription revenue for AMC Networks Streaming Services).
The determination of the predominant monetization strategy is made at commencement of production and is based on the means by which the Company derives third-party revenues from use of the programming. The classification of program rights as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$203,388	$12,808	$216,196
In-production and in-development	228,713	19,258	247,971
Total owned original program rights, net	$432,101	$32,066	$464,167

Licensed program rights, net:
Licensed film and acquired series	$8,261	$551,878	$560,139
Licensed originals	201,992	—	201,992
Advances and content versioning costs	—	56,313	56,313
Total licensed program rights, net	210,253	608,191	818,444
Program rights, net	$642,354	$640,257	$1,282,611

Current portion of program rights, net			$13,480
Program rights, net (long-term)			1,269,131
			$1,282,611

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$349,078	$61,108	$410,186
Licensed program rights	94,534	419,166	513,700
Program rights amortization	$443,612	$480,274	$923,886

The Company estimates amortization within the next three years will be approximately 88% and 93% of unamortized owned original programming costs and unamortized licensed program costs, respectively, as of December 31, 2020. The Company expects to amortize approximately $115.1 million of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $108.3 million, $40.9 million and $50.5 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Program Rights Obligations
Amounts payable subsequent to December 31, 2020 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2021	$259,449
2022	103,986
2023	49,529
2024	26,233
2025	1,931
Thereafter	832
$441,960

Note 7. Investments
Equity Method Investments
Equity method investments were $69.5 million and $69.1 million at December 31, 2020 and 2019, respectively, and are included in Other assets in the consolidated balance sheets.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the consolidated statements of income. In April 2020, one of our investments with a cost of $25.0 million, previously classified as a non-marketable equity security, became a publicly traded company. Accordingly, the investment then became classified within marketable equity securities. During 2019, the Company purchased an additional interest in one of its marketable equity securities of $3.5 million. Investments in marketable equity securities were $62.4 million at December 31, 2020 and $4.4 million at December 31, 2019, and are included in Other assets in the consolidated balance sheets. In December 2020, the Company sold a portion of one of its marketable securities, resulting in a realized gain of $37.4 million, included in miscellaneous, net in the consolidated statement of income. For the year ended December 31, 2020, unrealized gains on marketable equity securities were $45.4 million, included in miscellaneous, net in the consolidated statement of income.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in miscellaneous, net in the consolidated statements of income.
Investments in non-marketable equity securities were $35.8 million at December 31, 2020 and $61.8 million at December 31, 2019 and are included in Other assets in the consolidated balance sheets. The Company recognized impairment charges of $20.0 million and $20.2 million for the years ended December 31, 2020 and 2019, respectively, related to the partial write-down of certain non-marketable equity securities, included in miscellaneous, net in the consolidated statements of income. Additionally, in September 2020, an observable price change occurred with respect to one of the Company's non-marketable equity securities, resulting in an unrealized gain of $14.9 million, included in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2020	2019
Program, service and test equipment	$251,925	$296,680	5 years
Satellite equipment	41,228	46,871	Term of lease
Furniture and fixtures	21,024	29,811	3 to 8 years
Transmission equipment	30,539	76,604	5 years
Leasehold improvements	172,411	181,088	Term of lease
Property and equipment	517,127	631,054
Accumulated depreciation and amortization	(261,082)	(347,302)
Property and equipment, net	$256,045	$283,752
Depreciation and amortization expense on property and equipment (including capital leases) amounted to $62.4 million, $54.9 million and $48.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
For the year ended December 31, 2020, impairment charges were recorded related to certain property and equipment at the AMCNI business. See Note 9 for additional details regarding the impairment test of long-lived assets.
At December 31, 2020 and 2019, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2020	2019
Satellite equipment	$41,228	$46,871
Less accumulated amortization	(28,049)	(31,158)
	$13,179	$15,713

Note 9. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	National Networks	International and Other	Total
December 31, 2018	$238,431	$559,606	$798,037
Impairment charge	—	(97,996)	(97,996)
Purchase accounting adjustments	—	(2,414)	(2,414)
Amortization of "second component" goodwill	(1,328)	—	(1,328)
Foreign currency translation	—	5,681	5,681
December 31, 2019	237,103	464,877	701,980
Impairment charge	—	(25,062)	(25,062)
Amortization of "second component" goodwill	(1,343)	—	(1,343)
Foreign currency translation	—	10,832	10,832
December 31, 2020	$235,760	$450,647	$686,407
As of December 31, 2020 and 2019, the accumulated impairment charges totaled $123.1 million and $98.0 million, respectively.
The reduction of $1.3 million in the carrying amount of goodwill for the National Networks is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company's tax returns.
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
Based on the valuations performed, in response to current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined below its carrying amount. As a result, in June 2020, the Company recognized an impairment charge of $25.1 million related to the AMCNI reporting unit, included in impairment charges in the consolidated income statement.
As of December 1, 2020, the Company performed a quantitative assessment for all of its reporting units. The fair values were determined using a combination of an income approach, using a discounted cash flow model (DCF), and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company financial multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations. No additional impairment charges were required for any of the Company's reporting units.
The determination of fair value of the Company's reporting units represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets. Changes to assumptions that would decrease the fair value of the reporting unit would result in corresponding increases to the impairment of goodwill at the reporting unit.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2020			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$624,699	$(330,350)	$294,349	6 to 25 years
Advertiser relationships	46,282	(26,028)	20,254	11 years
Trade names and other amortizable intangible assets	116,526	(40,357)	76,169	3 to 20 years
Total amortizable intangible assets	787,507	(396,735)	390,772
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$807,407	$(396,735)	$410,672

(In thousands)	December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$616,197	$(232,193)	$384,004
Advertiser relationships	46,282	(21,820)	24,462
Trade names and other amortizable intangible assets	115,873	(19,708)	96,165
Total amortizable intangible assets	778,352	(273,721)	504,631
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$798,252	$(273,721)	$524,531

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2020, 2019 and 2018 was $42.2 million, $46.2 million and $43.0 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2021	$38,074
2022	38,027
2023	37,951
2024	37,882
2025	36,039

Impairment Test of Long-Lived Assets
In June 2020, given the continuing and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact, the Company revised its outlook for the AMCNI business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and the Company performed a recoverability test of the long-lived asset groups within the AMCNI business. Based on the recoverability tests performed, the Company determined that certain long-lived assets were not recoverable and recognized an impairment charge of $97.1 million related primarily to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets, which is included in impairment charges in the consolidated statement of income. Fair values used to determine the impairment charges were determined using an income approach, using a discounted cash flow model (DCF). The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's 2020 annual impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company's identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Note 10. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Employee related costs	$98,661	$89,753
Participations and residuals	106,785	70,682
Interest	29,345	29,767
Other accrued expenses	85,214	61,012
Total accrued liabilities	$320,005	$251,214

Note 11. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2020	December 31, 2019
Senior Secured Credit Facility:
Term Loan A Facility	$675,000	$731,250
Senior Notes:
4.75% Notes due December 2022	400,000	600,000
5.00% Notes due April 2024	1,000,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
Total long-term debt	2,875,000	3,131,250
Unamortized discount	(18,337)	(24,351)
Unamortized deferred financing costs	(7,356)	(10,670)
Long-term debt, net	2,849,307	3,096,229
Current portion of long-term debt	75,000	56,250
Noncurrent portion of long-term debt	$2,774,307	$3,039,979
Subsequent Events
Amendment to Amended and Restated Credit Agreement

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 8, 2021, AMC Networks entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended by Amendment No. 1, the "Credit Agreement"), among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, as an L/C Issuer, and the lenders party thereto. Amendment No. 1 extends the maturity dates of the $675 million Term Loan A Facility and $500 million Revolving Facility (each as defined below) under the Credit Agreement to February 8, 2026, and makes certain other amendments to the covenants and other provisions of the Credit Agreement.
Senior Notes Issuance
On February 8, 2021, AMC Networks issued, and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed, $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “4.25% Notes due 2029”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date.
Senior Secured Credit Facility
As described above, the Credit Agreement provides the Initial Borrowers with senior secured credit facilities consisting of (a) a $675 million Term Loan A (the "Term Loan A Facility") and (b) a $500 million revolving credit facility (the "Revolving Facility" and, together with the Term Loan A Facility, the "Credit Facility"). Under Amendment No. 1, the maturity dates of the Term Loan A Facility and the Revolving Facility were extended to February 8, 2026.
Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of the Initial Borrowers may be either (a) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a cash flow ratio) (the "Base Rate"), or (b) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a cash flow ratio) (the "Eurodollar Rate").
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
The Credit Agreement contains certain affirmative and negative covenants applicable to the Loan Parties. These include restrictions on the Loan Parties' ability to incur indebtedness, make investments, place liens on assets, dispose of assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks' ability to pay dividends on and to repurchase its common stock. The Credit Agreement also requires the Initial Borrowers to comply with the following financial covenants: (i) a maximum ratio of net debt to annual operating cash flow (each defined in the Credit Agreement) of 5.25:1 from January 1, 2021 through December 31, 2021 and decreasing to 5.00:1 on and after January 1, 2022, subject to increase (not to exceed 6.00:1) if AMC Networks consummates any leveraging acquisition; and (ii) a minimum ratio of annual operating cash flow to annual total interest expense (as defined in the Credit Agreement) of 2.50:1.
The Revolving Facility was not drawn upon at December 31, 2020. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2020.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes
General terms
The senior notes are guaranteed on a senior unsecured basis by the guarantors, in accordance with the related indenture. The guarantees are full and unconditional and joint and several. The indentures governing each of the senior notes contain certain affirmative and negative covenants applicable to AMC Networks and its restricted subsidiaries including restrictions on their ability to incur additional indebtedness, consummate certain assets sales, make investments in entities that are not restricted subsidiaries, create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks' ability to pay dividends on, or repurchase, its common stock.
4.75% Notes due 2022
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
The 4.75% Notes due 2022 may be redeemed, in whole or in part, at a redemption price equal to 100.00% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption).
In March 2020 the Company redeemed $200 million principal amount of the outstanding $600 million principal amount of its 4.75% Notes due 2022. In connection with the redemption, the Company incurred a loss on extinguishment of debt for the year ended December 31, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs. As discussed above, subsequent to December 31, 2020, on February 26, 2021, the Company redeemed the remaining $400 million principal amount of its 4.75% Notes due 2022.
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
The 5.00% Notes due 2024 may be redeemed, in whole or in part, at any time on or after April 1, 2020, at a redemption price equal to 102.5% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on April 1, 2022. As discussed above, subsequent to December 31, 2020, on February 26, 2021, the Company redeemed $600 million principal amount of its 5.00% Notes due 2024.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other Debt
As a result of the acquisition of Levity, the Company has credit facilities totaling $3 million. The facilities bear interest at the greater of 3.5% or the prime rate plus 1% and mature on March 23, 2021. There were no outstanding borrowings on either credit facility as of December 31, 2020.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2020 are as follows:

(In thousands)
Years Ending December 31,
2021	$75,000
2022	475,000
2023	525,000
2024	1,000,000
2025	800,000

Note 12. Fair Value Measurement
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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2020:
Assets:
Cash equivalents	$107,494	$—	$—	$107,494
Marketable securities	62,442	—	—	62,442
Foreign currency derivatives	—	667	—	667
Liabilities:
Interest rate swap contracts	—	2,403	—	2,403
Foreign currency derivatives	—	3,515	—	3,515

At December 31, 2019:
Assets:
Cash equivalents	$191,214	$—	$—	$191,214
Marketable securities	4,448	—	—	4,448
Foreign currency derivatives	—	1,884	—	1,884
Liabilities:
Interest rate swap contracts	—	1,966	—	1,966
Foreign currency derivatives	—	1,888	—	1,888

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
At December 31, 2020, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$669,878	$665,719
4.75% Notes due December 2022	398,230	400,500
5.00% Notes due April 2024	991,074	1,015,000
4.75% Notes due August 2025	790,125	826,160
	$2,849,307	$2,907,379

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$723,560	$724,303
4.75% Notes due December 2022	595,813	605,250
5.00% Notes due April 2024	988,609	1,020,000
4.75% Notes due August 2025	788,247	803,000
	$3,096,229	$3,152,553
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
Note 13. Derivative Financial Instruments
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
The Company's risk management objective and strategy with respect to interest rate swap contracts is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company's debt principal equal to the then-outstanding swap notional. The forecasted interest payments are deemed to be probable of occurring.
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
As of December 31, 2020, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as cash flow hedges. The Company's outstanding interest rate swap contracts mature in December 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Derivatives
During 2018, the Company exercised RLJE Warrants. In addition, the interest on the RLJE Term Loans to be paid in shares of RLJE common stock (prior to the acquisition) is an embedded derivative. Both the RLJE Warrants and the embedded derivative for the future interest to be paid in shares of RLJE common stock were remeasured at the end of each period with changes in fair value recorded in the consolidated statement of income.
For the year ended December 31, 2018, the Company recorded a gain of $30.2 million related to the RLJE Warrants which is included in miscellaneous, net in the consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$2,403	$1,966
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$300	$891
Foreign currency derivatives	Other assets	367	993
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,084	$687
Foreign currency derivatives	Other liabilities	2,431	1,202
The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(2,411)	$(1,609)	Interest expense	$1,974	$295
(a)There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2020 and 2019.
The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2020	2019	2018
Interest rate swap contracts	Interest expense	$—	$—	$(1,444)
Foreign currency derivatives	Miscellaneous, net	(2,618)	301	1,279
Other derivatives	Miscellaneous, net	—	—	42,092
Total		$(2,618)	$301	$41,927

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14. Leases
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
The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2020	2019
Assets
Operating	Operating lease right-of-use assets	$146,522	$170,056
Finance	Property and equipment, net	13,179	15,713
Total lease assets		$159,701	$185,769
Liabilities
Current:
Operating	Current portion of lease obligations	$28,813	$30,171
Finance	Current portion of lease obligations	3,622	3,788
		32,435	33,959
Noncurrent:
Operating	Lease obligations	166,452	193,570
Finance	Lease obligations	27,872	17,477
		194,324	211,047

Total lease liabilities		$226,759	$245,006
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the consolidated statement of income:

		December 31,
(In thousands)	Income Statement Location	2020	2019
Operating lease costs	SG&A expenses	$31,785	$33,184
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,299	2,472
Interest on lease liabilities	Net interest expense	2,617	2,513
Short term lease costs	SG&A expenses	240	3,309
Variable lease costs	SG&A expenses	1,487	1,068
Total net lease costs		$38,428	$42,546

For the year ended December 31, 2020, impairment charges were recorded related to certain operating lease right-of-use assets at the AMCNI business. See Note 9 for additional details regarding the impairment test of long-lived assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2020:

(In thousands)	Operating Leases	Finance Leases	Total
2021	$37,253	$5,974	$43,227
2022	35,218	6,002	41,220
2023	34,621	6,031	40,652
2024	32,745	6,061	38,806
2025	28,622	6,091	34,713
Thereafter	61,745	10,667	72,412
Total lease payments	230,204	40,826	271,030
Less: Interest	34,939	9,332	44,271
Present value of lease liabilities	$195,265	$31,494	$226,759

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

December 31, 2020
Weighted average remaining lease term (years):
Operating leases	6.8
Finance leases	8.1
Weighted average discount rate:
Operating leases	4.7%
Finance leases	8.1%

The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$31,871	$26,758
Financing cash flows from finance leases	$3,261	$5,115

Note 15. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Domestic	$437,039	$529,451	$587,346
Foreign	(34,660)	(43,265)	32,927
Total	$402,379	$486,186	$620,273

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income tax expense attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Current expense:
Federal	$86,977	$81,459	$80,360
State	17,733	12,657	13,663
Foreign	23,845	24,608	25,001
	128,555	118,724	119,024
Deferred expense (benefit):
Federal	(2,979)	(2,216)	34,636
State	(405)	(98)	3,627
Foreign	26,543	(36,602)	(4,896)
	23,159	(38,916)	33,367
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(6,323)	(1,338)	3,915
Income tax expense	$145,391	$78,470	$156,306

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	4	2	2
Effect of foreign operations	2	2	—
Effect of rate changes on deferred taxes (a)	—	—	(2)
Excess tax deficiencies related to share-based compensation	2	—	—
Nontaxable income attributable to noncontrolling interests	(1)	(1)	(1)
Changes in the valuation allowance (b)	10	(4)	3
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(1)	—	—
Deferral of investment tax credit benefit (c)	(1)	(2)	—
Other	—	(2)	2
Effective income tax rate	36%	16%	25%

(a) The benefits related to effects of rate changes in the year ended December 31, 2018, primarily relate to the one-time rate change on deferred tax assets and liabilities that resulted from the extension of certain television production cost deductions included in the Bipartisan Budget Act of 2018 (enacted February 9, 2018) and return to provision adjustments.
(b) In the year ended December 31, 2020, the increase in valuation allowance relates primarily to a change in judgement and a change in local tax law related to the utilization of foreign net operating loss carryforwards and other deferred tax assets. In the year ended December 31, 2019, the decrease in valuation allowance relates primarily to the expected utilization of foreign net operating loss carryforwards resulting from the reorganization of intellectual property amongst the Company’s international subsidiaries. In the year ended December 31, 2018, the increase in valuation allowance relates primarily to a change in judgement related to U.S. foreign tax credits.
(c) In the years ended December 31, 2020 and 2019, the deferral of investment tax credit benefit relates to the income tax benefit recognized from investment tax credits recorded using the deferral method of accounting.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2020 and 2019 are as follows:

(In thousands)	December 31,
	2020	2019
Deferred Tax Asset (Liability)
NOLs and tax credit carry forwards	$98,631	$103,407
Compensation and benefit plans	22,562	27,835
Allowance for doubtful accounts	1,832	428
Fixed assets and intangible assets	42,550	37,893
Accrued interest expense	5,599	7,202
Other liabilities	16,682	27,276
Deferred tax asset	187,856	204,041
Valuation allowance	(96,199)	(59,584)
Net deferred tax asset	91,657	144,457
Prepaid liabilities	(538)	(530)
Fixed assets and intangible assets	(84,005)	(93,300)
Investments in partnerships	(77,619)	(105,062)
Other assets	(36,458)	(30,931)
Deferred tax liability	(198,620)	(229,823)
Total net deferred tax liability	$(106,963)	$(85,366)

At December 31, 2020, the Company had investment tax credit carry forwards of approximately $38.8 million, expiring on various dates from 2031 through 2035 and foreign tax credit carry forwards of approximately $31.0 million, expiring on various dates from 2020 through 2030, which have been reduced by a valuation allowance of $31.0 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $411.3 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJE of approximately $113.1 million and to net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforward of approximately $23.4 million has expiration dates ranging from 2022 through 2038 and has been reduced by a valuation allowance of approximately $7.8 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $43.0 million for these carry forwards have been reduced by a valuation allowance of approximately $40.8 million as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2020 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2020, $1.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2020, the liability for uncertain tax positions was $9.7 million, excluding the related accrued interest liability of $2.7 million and deferred tax assets of $2.1 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2019	$18,588
Increases related to current year tax positions	173
Increases related to prior year tax positions	1,999
Decreases related to prior year tax positions	(988)
Decreases due to settlements/payments	(10,087)
Balance at December 31, 2020	$9,685
Interest expense (net of the related deferred tax benefit) of $0.6 million was recognized during the year ended December 31, 2020 and is included in income tax expense in the consolidated statement of income. At December 31, 2020 and 2019, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2013 and forward.
Note 16. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$1,011,886	$290,915	$222,694	$118,277	$380,000
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
On January 18, 2018, the 2013 Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The Company filed an Answer to the Complaint on April 16, 2018. On August 30, 2018, Plaintiff's filed an Amended Complaint, and on September 19, 2018, the Company answered. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action, which was denied on April 13, 2020. On August 24, 2020, the Company filed a motion for leave to re-argue the previously denied motion for summary judgment. On December 31, 2020, Justice

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cohen granted the Company’s motion for reargument and issued a revised summary judgment decision that granted in part and denied in part the Company’s motion for summary judgment. Additionally, on July 8, 2020, the Company filed an appeal of the New York Supreme Court’s denial of its summary judgment motion to the New York Appellate Division, First Department. Oral argument on the appeal is scheduled for March 23, 2021. On February 16, 2021, Plaintiffs filed a motion for leave to reargue one aspect of the revised summary judgment decision that was issued on December 31, 2020.
Due to the continued impact of the COVID-19 pandemic on the New York State courts, the joint trial, originally scheduled to begin on June 1, 2020, has been further delayed and is currently scheduled to begin on April 26, 2021. The Company believes that the asserted claims are without merit, denies the allegations and will defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. On August 15, 2017, two of the California Plaintiffs, Gale Anne Hurd and David Alpert (and their associated loan-out companies), along with Charles Eglee and his loan-out company, United Bongo Drum, Inc., filed a complaint in New York Supreme Court alleging nearly identical claims as the California Action (the "New York Action"). Hurd, Alpert, and Eglee filed the New York Action in connection with their contract claims involving The Walking Dead because their agreements contained exclusive New York jurisdiction provisions. On October 23, 2017, the parties stipulated to discontinuing the New York Action without prejudice and consolidating all of the claims in the California Action. The California Plaintiffs seek compensatory and punitive damages and restitution. The Company filed an Answer on April 30, 2018 and believes that the asserted claims are without merit and will vigorously defend against them. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. The trial commenced on February 10, 2020 and concluded on March 10, 2020 after eight days of trial. On July 22, 2020, the judge in the California Action issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On October 30, 2020, the judge in the California Action set a tentative trial date of September 8, 2021 with regard to claims not addressed in the first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and the California Plaintiffs’ claims under Cal. Bus. & Prof. Code § 17200. On February 9, 2021, the Company filed a demurrer and motion to strike seeking to dismiss claims in the second amended complaint that are barred by the Statement of Decision of July 22, 2020 in the first phase trial. The court has scheduled a hearing regarding the Company’s demurrer and motion to strike for April 1, 2021. The parties have resumed discovery in preparation for the September 2021 trial. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 17. Redeemable Noncontrolling Interests
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
greater of the then fair value or the fair value of the initial equity interest at the closing date of the agreement. The put option is exercisable on the fifteenth and twenty-fifth anniversary of the joint venture agreement.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2020 and 2019 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2018	$299,558
Net earnings	22,320
Distributions	(12,120)
Other	(307)
December 31, 2019	309,451
Net earnings	15,878
Distributions	(14,782)
Other	5,102
December 31, 2020	$315,649

Note 18. Equity and Long-Term Incentive Plans
On June 8, 2016, the Company's shareholders approved the AMC Networks Inc. 2016 Employee Stock Plan (the "2016 Employee Stock Plan") and the AMC Networks Inc. 2016 Executive Cash Incentive Plan (the "2016 Cash Incentive Plan"). On June 5, 2012, the Company's shareholders approved the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan").
Equity Plans
On June 11, 2020, the Company adopted the Amended and Restated 2016 Employee Stock Plan (the "2016 Employee Stock Plan"). The 2016 Employee Stock Plan provides for the grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards (collectively, "awards"). Under the 2016 Employee Stock Plan, the Company may grant awards for up to 12,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Equity-based awards granted under the 2016 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2016 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors ("Compensation Committee") and may include terms or conditions based upon performance criteria.
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2020, there are 8,190,943 share awards available for future grant under the 2016 Employee Stock Plan. For the purpose of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, awards containing performance criteria are excluded based on the maximum potential performance target that can be achieved.
 On June 11, 2020, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Stock Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 665,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
director's death. As of December 31, 2020, there are 266,810 shares available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2020:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2018	881,477	2,384,767	$57.49
Granted	371,673	582,282	$61.69
Released/Vested	(410,865)	(519,531)	$60.74
Canceled/Forfeited	(81,854)	(77,617)	$55.85
Unvested award balance, December 31, 2019	760,431	2,369,901	$57.89
Granted	824,946	335,472	$25.78
Released/Vested	(322,458)	(858,101)	$61.18
Canceled/Forfeited	(260,382)	(369,650)	$48.57
Unvested award balance, December 31, 2020	1,002,537	1,477,622	$43.79
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
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2020:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2018	219,656	$54.40
Granted	34,678	$54.42
Released/Vested	(4,566)	$55.90
Vested award balance, December 31, 2019	249,768	$54.38
Granted	54,535	$28.33
Released/Vested	(43,938)	$51.24
Vested award balance, December 31, 2020	260,365	$49.45

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held unvested AMC Networks stock options for the year ended December 31, 2020:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2018	298,923	$48.26	7.79	$1,979
Exercised	(95,962)	—
Balance, December 31, 2019	202,961	$48.26	6.79	$—
Exercised	—	—
Balance, December 31, 2020	202,961	$48.26	5.79	$—
Options exercisable at December 31, 2020	202,961	$48.26	5.79	$—
Options expected to vest in the future	—	$—	—	$—
(a)The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on the reporting date, as indicated.
Share-based Compensation Expense
The Company recorded share-based compensation expense of $52.9 million, $64.1 million and $61.0 million, reduced for forfeitures, for the years ended December 31, 2020, 2019 and 2018, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2020, there was $28.9 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units and options. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.70 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company. The Company uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits and deficiencies.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies of $8.4 million were recorded for the year ended December 31, 2020. Excess tax benefits of $0.1 million were recorded for the year ended December 31, 2019 and excess tax deficiencies of $2.0 million were recorded for the year ended December 31, 2018.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2020, the Company granted long-term incentive cash awards. During 2016 through 2019, the Company granted long-term incentive awards in the form of PRSUs.
In connection with the long-term incentive awards outstanding, the Company recorded expense of $13.9 million, $0.0 million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018 respectively.
Note 19. Benefit Plans
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
Total expense related to all benefit plans was $9.3 million, $8.3 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 20. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 80% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Madison Square Garden Sports Corp. ("MSGS"), Madison Square Garden Entertainment Corp. ("MSGE"), and MSG Networks Inc. ("MSG Networks").
From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Chairman and a director of the Company, and his spouse, Kristin A. Dolan, a director of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
The Company provides services to and receives services from MSGS, MSGE, and MSG Networks.
Revenues, net
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $4.8 million, $4.8 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $0.5 million, $1.0 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
AMC Networks has an arrangement with the Dolan Family Office, LLC ("DFO"), MSGS, MSGE and MSG Networks providing for the sharing of certain expenses associated with executive office space which are available to Charles F. Dolan (the Chairman Emeritus and a director of the Company and a director of MSGS, MSGE and MSG Networks), James L. Dolan (the Non-Executive Chairman and a director of the Company and a director of MSGS, MSGE and MSG Networks), and the DFO which is controlled by Charles F. Dolan. The Company's share of initial set-up costs and office expenses was not material.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 21. Cash Flows
During 2020, 2019 and 2018, the Company's non-cash investing and financing activities and other supplemental data were as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Non-Cash Investing and Financing Activities:
Continuing Operations:
Finance lease additions	$14,255	$—	$—
Treasury stock not yet settled	—	—	985
Exercise of RLJE Warrants	—	—	20,086
Capital expenditures incurred but not yet paid	5,689	6,270	5,081
Supplemental Data:
Cash interest paid	131,167	151,501	147,710
Income taxes paid, net	99,852	139,994	138,433

Note 22. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31, 2020
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(166,203)	$(1,508)	$(167,711)
Net current-period other comprehensive income (loss), before income taxes	33,084	(437)	32,647
Income tax expense	11	103	114
Net current-period other comprehensive income (loss), net of income taxes	33,095	(334)	32,761
Ending Balance	$(133,108)	$(1,842)	$(134,950)

(In thousands)	Year Ended December 31, 2019
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(159,920)	$(274)	(160,194)
Net current-period other comprehensive (loss), before income taxes	(6,272)	(1,609)	(7,881)
Income tax expense (benefit)	(11)	375	364
Net current-period other comprehensive (loss), net of income taxes	(6,283)	(1,234)	(7,517)
Ending Balance	$(166,203)	$(1,508)	$(167,711)
Amounts reclassified to net earnings for gains and losses on cash flow hedges designated as hedging instruments are included in interest expense in the consolidated statements of income.
Note 23. Segment Information
The Company classifies its operations into two operating segments: National Networks and International and Other. These operating segments represent strategic business units that are managed separately.
The Company generally allocates corporate overhead costs within operating expenses to the Company's two operating segments based upon their proportionate estimated usage of services, including such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology) as well as sales support functions and creative and production services.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented a reconciliation of adjusted operating income to operating income, (the closest GAAP measure), below.

(In thousands)	Year Ended December 31, 2020
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$802,332	$74,338	$(854)	$875,816
Distribution and other	1,293,837	672,189	(26,886)	1,939,140
Consolidated revenues, net	$2,096,169	$746,527	$(27,740)	$2,814,956
Operating income (loss)	$656,425	$(224,228)	$10,447	$442,644
Share-based compensation expense	42,536	10,372	—	52,908
Depreciation and amortization	40,539	64,067	—	104,606
Impairment charges	—	122,227	—	122,227
Restructuring and other related charges	20,553	14,515	—	35,068
Cloud computing amortization	—	200	—	200
Majority-owned equity investees AOI	—	8,958	—	8,958
Adjusted operating income	$760,053	$(3,889)	$10,447	$766,611
Capital expenditures	$11,007	$35,588	$—	$46,595

(In thousands)	Year Ended December 31, 2019
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$904,253	$89,659	$(79)	$993,833
Distribution and other	1,464,791	644,484	(42,787)	2,066,488
Consolidated revenues, net	$2,369,044	$734,143	$(42,866)	$3,060,321
Operating income (loss)	$804,422	$(170,039)	$(9,106)	$625,277
Share-based compensation expense	52,977	11,156	—	64,133
Depreciation and amortization	32,674	68,424	—	101,098
Impairment charges	—	106,603	—	106,603
Restructuring and other related charges	13,453	28,084	(623)	40,914
Majority-owned equity investees AOI	—	5,965	—	5,965
Adjusted operating income	$903,526	$50,193	$(9,729)	$943,990
Capital expenditures	$36,199	$55,405	$—	$91,604

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2018
	National Networks	International and Other	Inter-segment eliminations	Consolidated
Revenues, net
Advertising	$944,675	$91,404	$—	$1,036,079
Distribution and other	1,468,650	506,902	(39,702)	1,935,850
Consolidated revenues, net	$2,413,325	$598,306	$(39,702)	$2,971,929
Operating income (loss)	$825,770	$(93,326)	$(5,535)	$726,909
Share-based compensation expense	48,621	12,358	—	60,979
Depreciation and amortization	33,728	57,553	—	91,281
Impairment charges	—	4,486	—	4,486
Restructuring and other related charges	17,160	35,189	(6,502)	45,847
Majority-owned equity investees AOI	—	3,043	—	3,043
Adjusted operating income	$925,279	$19,303	$(12,037)	$932,545
Capital expenditures	$16,316	$73,486	$—	$89,802

Distribution revenues, included in the International and Other segment, include revenues related to AMC Networks Streaming Services of approximately $176.7 million, $95.3 million and $20.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Inter-segment eliminations are primarily licensing revenues recognized between the National Networks and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Years Ended December 31,
	2020	2019	2018
Inter-segment revenues
National Networks	$(22,617)	$(32,762)	$(33,600)
International and Other	(5,123)	(10,104)	(6,102)
	$(27,740)	$(42,866)	$(39,702)

For the year ended December 31, 2020, no one customer accounted for 10% of consolidated revenues, net. One customer within the National Networks segment accounted for approximately 10% and 11% of consolidated revenues, net for the years ended December 31, 2019 and 2018, respectively.
The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Revenue
United States	$2,267,754	$2,511,686	$2,389,624
Europe	385,787	382,888	394,235
Other	161,415	165,747	188,070
	$2,814,956	$3,060,321	$2,971,929

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2020	2019
Property and equipment, net
United States	$239,387	$244,175
Europe	15,938	25,925
Other	720	13,652
	$256,045	$283,752

Note 24. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2020 and 2019:

(In thousands)	For the three months ended,
2020:	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	2020
Revenues, net	$734,375	$646,291	$654,015	$780,275	$2,814,956
Operating expenses	(561,405)	(597,489)	(514,538)	(698,880)	(2,372,312)
Operating income	$172,970	$48,802	$139,477	$81,395	$442,644
Net income including noncontrolling interests	$73,526	$17,234	$67,996	$98,232	$256,988
Net income attributable to AMC Networks' stockholders	$68,667	$14,961	$61,640	$94,711	$239,979

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.24	$0.29	$1.18	$2.15	$4.70
Diluted	$1.22	$0.28	$1.17	$2.09	$4.64

(In thousands)	For the three months ended,
2019:	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	2019
Revenues, net	$784,221	$772,299	$718,597	785,204	$3,060,321
Operating expenses	(539,358)	(602,042)	(550,159)	(743,485)	(2,435,044)
Operating income	$244,863	$170,257	$168,438	$41,719	$625,277
Net income including noncontrolling interests	$150,157	$133,985	$123,226	$348	$407,716
Net income (loss) attributable to AMC Networks' stockholders	$143,397	$128,743	$116,923	$(8,577)	$380,486

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$2.53	$2.28	$2.09	$(0.15)	$6.77
Diluted	$2.48	$2.25	$2.07	$(0.15)	$6.67

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$5,733	$(2,843)	$8,344	$11,234
Year Ended December 31, 2019
Allowance for doubtful accounts	$10,788	$12,641	$(17,696)	$5,733
Year Ended December 31, 2018
Allowance for doubtful accounts	$9,691	$7,399	$(6,302)	$10,788

S-1