Form 10-Q
period 2021-03-31
AMC Networks Inc.
filed 2021-05-07
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 30, 2021:

Class A Common Stock par value $0.01 per share	30,731,275
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$993,123	$888,526
Accounts receivable, trade (less allowance for doubtful accounts of $8,780 and $11,234)	777,063	813,587
Current portion of program rights, net	15,833	13,480
Prepaid expenses and other current assets	170,199	223,173
Total current assets	1,956,218	1,938,766
Property and equipment, net of accumulated depreciation of $268,770 and $261,082	224,725	256,045
Program rights, net	1,381,884	1,269,131
Intangible assets, net	389,919	410,672
Goodwill	682,632	686,407
Deferred tax asset, net	22,363	25,046
Operating lease right-of-use asset	120,293	146,522
Other assets	467,648	513,749
Total assets	$5,245,682	$5,246,338
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$116,668	$120,530
Accrued liabilities	268,264	320,005
Current portion of program rights obligations	263,928	259,449
Deferred revenue	76,787	71,048
Current portion of long-term debt	8,438	75,000
Current portion of lease obligations	27,736	32,435
Total current liabilities	761,821	878,467
Program rights obligations	210,428	182,511
Long-term debt	2,825,104	2,774,307
Lease obligations	159,816	194,324
Deferred tax liability, net	134,630	132,009
Other liabilities	138,854	125,970
Total liabilities	4,230,653	4,287,588
Commitments and contingencies
Redeemable noncontrolling interests	293,468	315,649
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 65,324 and 64,568 shares issued and 30,731 and 29,975 shares outstanding, respectively	653	646
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	314,331	323,425
Accumulated earnings	1,934,472	1,847,451
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(156,237)	(134,950)
Total AMC Networks stockholders' equity	673,452	616,805
Non-redeemable noncontrolling interests	48,109	26,296
Total stockholders' equity	721,561	643,101
Total liabilities and stockholders' equity	$5,245,682	$5,246,338
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues, net	$691,741	$734,375
Operating expenses:
Technical and operating (excluding depreciation and amortization)	280,572	344,060
Selling, general and administrative	191,535	184,649
Depreciation and amortization	25,246	26,730
Impairment and other charges	16,055	—
Restructuring and other related charges	8,625	5,966
Total operating expenses	522,033	561,405
Operating income	169,708	172,970
Other income (expense):
Interest expense	(34,742)	(37,564)
Interest income	2,342	4,555
Loss on extinguishment of debt	(22,074)	(2,908)
Miscellaneous, net	5,406	(29,939)
Total other expense	(49,068)	(65,856)
Income from operations before income taxes	120,640	107,114
Income tax expense	(25,915)	(33,588)
Net income including noncontrolling interests	94,725	73,526
Net income attributable to noncontrolling interests	(7,704)	(4,859)
Net income attributable to AMC Networks' stockholders	$87,021	$68,667

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.08	$1.24
Diluted	$2.02	$1.22

Weighted average common shares:
Basic	41,930	55,477
Diluted	43,171	56,061
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income including noncontrolling interests	$94,725	$73,526
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,024)	(27,121)
Unrealized gain (loss) on interest rate swaps	610	(1,997)
Other comprehensive loss, before income taxes	(21,414)	(29,118)
Income tax (expense) benefit	(143)	465
Other comprehensive loss, net of income taxes	(21,557)	(28,653)
Comprehensive income	73,168	44,873
Comprehensive income attributable to noncontrolling interests	(7,434)	(3,698)
Comprehensive income attributable to AMC Networks' stockholders	$65,734	$41,175
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	87,021	—	—	87,021	—	87,021
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,134	1,134
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	18,367	18,367
Contribution from noncontrolling member	—	—	—	—	—	—	—	2,582	2,582
Other comprehensive income	—	—	—	—	—	(21,287)	(21,287)	(270)	(21,557)
Share-based compensation expense	—	—	13,446	—	—	—	13,446	—	13,446
Proceeds from the exercise of stock options	—	—	12,100	—	—	—	12,100	—	12,100
Restricted stock units converted to shares	7	—	(34,640)	—	—	—	(34,633)	—	(34,633)
Balance, March 31, 2021	$653	$115	$314,331	$1,934,472	$(1,419,882)	$(156,237)	$673,452	$48,109	$721,561

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	68,667	—	—	68,667	—	68,667
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(448)	(448)
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Settlement of treasury stock	—	—	(10,988)	—	—	—	(10,988)	—	(10,988)
Other comprehensive loss	—	—	—	—	—	(28,653)	(28,653)	(1,161)	(29,814)
Share-based compensation expense	—	—	15,512	—	—	—	15,512	—	15,512
Treasury stock acquired	—	—	—	—	(85,957)	—	(85,957)	—	(85,957)
Restricted stock units converted to shares	4	—	(8,862)	—	—	—	(8,858)	—	(8,858)
Balance, March 31, 2020	$643	$115	$282,153	$1,676,139	$(1,149,138)	$(196,364)	$613,548	$23,848	$637,396

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$94,725	$73,526
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,246	26,730
Impairment and other charges	16,055	—
Share-based compensation expense related to equity classified awards	13,446	15,512
Non-cash restructuring and other related charges	4,329	3,928
Amortization and write-off of program rights	150,987	223,982
Amortization of deferred carriage fees	4,867	6,783
Unrealized foreign currency transaction (gain) loss	(13,758)	7,848
Amortization of deferred financing costs and discounts on indebtedness	2,048	1,918
Loss on extinguishment of debt	22,074	2,908
Bad debt expense	771	1,211
Deferred income taxes	4,646	15,900
Loss on investments	5,366	—
Write-down of non-marketable equity securities and note receivable	—	20,000
Other, net	(755)	1,044
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	36,996	27,178
Prepaid expenses and other assets	29,383	17,532
Program rights and obligations, net	(237,951)	(221,627)
Income taxes payable	11,138	369
Deferred revenue	5,671	9,522
Deferred carriage fees, net	(57)	(15,484)
Accounts payable, accrued liabilities and other liabilities	(67,664)	(20,372)
Net cash provided by operating activities	107,563	198,408
Cash flows from investing activities:
Capital expenditures	(8,537)	(12,916)
Acquisition of investment securities	(25,694)	—
Cash paid on distribution of business	(7,052)	—
Principal payment received on loan to investee	1,875	1,250
Proceeds from sale of investments	95,370	10,000
Net cash provided by (used in) investing activities	55,962	(1,666)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	984,500	5,000
Principal payments on long-term debt	(1,015,000)	(209,375)
Deemed repurchases of restricted stock units	(34,633)	(8,858)
Purchase of treasury stock	—	(85,957)
Proceeds from stock option exercises	12,100	—
Principal payments on finance lease obligations	(1,095)	(781)
Contributions from noncontrolling interests	2,702	—
Distributions to noncontrolling interests	(2,464)	(3,081)
Net cash used in financing activities	(53,890)	(303,052)
Net increase in cash and cash equivalents	109,635	(106,310)
Effect of exchange rate changes on cash and cash equivalents	(5,038)	(5,731)
Cash and cash equivalents at beginning of period	888,526	816,170
Cash and cash equivalents at end of period	$993,123	$704,129
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
Segment Reporting Changes
In the first quarter of 2021, the Company changed its presentation of operating segments, reflecting a reorganized operating structure focused on a multi-platform distribution approach to content monetization. The Company's streaming services and IFC Films, previously included in the International and Other segment, are now included within Domestic Operations (formerly referred to as the National Networks segment). In addition, certain corporate overhead costs will no longer be allocated to the operating segments. Operating segment information for the prior period has been recast to reflect these changes. The new reporting structure consists of the following two operating segments:
•Domestic Operations: Includes activities of our five national programming networks, our streaming services, AMC Studios operation, IFC Films and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, and ALLBLK), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. IFC Films is our film distribution business and AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world and 25/7 Media (formerly Levity), our production services business. See Note 4 relating to the spin-off of the Levity comedy venues business.
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company's Annual Report on Form 10-K ("2020 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2021.
Risks and Uncertainties
The COVID-19 pandemic and measures to prevent its spread continue to affect our businesses in a number of ways, including adverse advertising sales impacts and delays in the creation and availability of our programming. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Recently Adopted Accounting Standards
Effective January 1, 2021, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 - Income Taxes. The adoption of the standard did not have a material effect on its consolidated financial statements.
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2021, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2021	December 31, 2020
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,019,853	$1,081,070
Contract assets, short-term (included in Other current assets)	7,536	9,830
Contract assets, long-term (included in Other assets)	942	942
Contract liabilities (Deferred revenue)	76,787	71,048
Revenue recognized for the three months ended March 31, 2021 relating to the contract liability at December 31, 2020 was $7.7 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	41,930	55,477
Effect of dilution:
Stock options	12	—
Restricted stock units	1,229	584
Diluted weighted average common shares outstanding	43,171	56,061
Approximately 0.5 million and 1.3 million restricted stock units outstanding as of March 31, 2021 and March 31, 2020, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. As of March 31, 2021 and March 31, 2020, 0.4 million and 0.4 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Impairment and Other Charges
In March 2021, the Company completed a spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of the Company's obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.1 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings, LLC following the spin-off.
Note 5. Restructuring and Other Related Charges
Restructuring and other related charges of $8.6 million for the three months ended March 31, 2021, consisted of $4.1 million of severance costs associated with the restructuring plan announced in November 2020 and $4.5 million at AMCNI related to the termination of distribution in certain international territories.
Restructuring and other related charges of $6.0 million for the three months ended March 31, 2020, primarily related to restructuring costs associated with the termination of distribution in certain territories, as well as severance and other personnel related costs associated with previously announced restructuring activities.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended March 31,
	2021	2020
Domestic Operations	$2,427	$1,482
International & Other	4,490	3,977
Corporate / Inter-segment eliminations	1,708	507
Total restructuring and other related charges	$8,625	$5,966

The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2020	$25,571	$31	$25,602
Charges	4,168	4,457	8,625
Cash payments	(22,499)	—	(22,499)
Non-cash adjustments	—	(4,457)	(4,457)
Other	105	—	105
Balance, March 31, 2021	$7,345	$31	$7,376
Accrued restructuring costs of $7.4 million are included in accrued liabilities in the condensed consolidated balance sheet at March 31, 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$252,306	$23,015	$275,321
In-production and in-development	263,912	13,197	277,109
Total owned original program rights, net	$516,218	$36,212	$552,430

Licensed program rights, net:
Licensed film and acquired series	$8,694	$560,787	$569,481
Licensed originals	195,814	—	195,814
Advances and content versioning costs	—	79,992	79,992
Total licensed program rights, net	204,508	640,779	845,287
Program rights, net	$720,726	$676,991	$1,397,717

Current portion of program rights, net			$15,833
Program rights, net (long-term)			1,381,884
			$1,397,717

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended March 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$33,906	$4,566	$38,472
Licensed program rights	25,020	87,495	112,515
Program rights amortization	$58,926	$92,061	$150,987

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	Three Months Ended March 31, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$105,561	$—	$105,561
Licensed program rights	21,352	97,069	118,421
Program rights amortization	$126,913	$97,069	$223,982

The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. There were no program rights write-offs included in technical and operating expense for the three months ended March 31, 2021 and 2020.
Note 7. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $95.3 million at March 31, 2021 and $69.5 million at December 31, 2020. In February 2021, the Company invested $25.5 million for an interest in a Toronto-based production company and studio, which is accounted for as an equity method investment.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $11.2 million at March 31, 2021 and $62.4 million at December 31, 2020. In January 2021, the Company sold the remaining portion of one of its marketable securities with a carrying value of $51.0 million as of December 31, 2020, resulting in a realized loss of $5.4 million. There were no unrealized gains or losses on marketable equity securities for the three months ended March 31, 2021. For the three months ended March 31, 2020, unrealized losses on marketable equity securities were $1.1 million, included in miscellaneous, net in the condensed consolidated statement of income.
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
Investments in non-marketable equity securities were $36.0 million at March 31, 2021 and $35.8 million at December 31, 2020. For the three months ended March 31, 2020, the Company recognized impairment charges of $20.0 million related to the write-down of certain non-marketable equity securities, included in miscellaneous, net in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2020	$333,502	$352,905	$686,407
Goodwill written off related to spin-off of a business unit	—	(476)	(476)
Amortization of "second component" goodwill	(336)	—	(336)
Foreign currency translation	—	(2,963)	(2,963)
March 31, 2021	$333,166	$349,466	$682,632
As of March 31, 2021 and December 31, 2020, accumulated impairment charges in the International and Other segment totaled $123.1 million.
The reduction of $0.3 million in the carrying amount of goodwill for Domestic Operations is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2021
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$621,136	$(335,631)	$285,505	6 to 25 years
Advertiser relationships	46,282	(27,080)	19,202	11 years
Trade names and other amortizable intangible assets	104,902	(39,590)	65,312	3 to 20 years
Total amortizable intangible assets	772,320	(402,301)	370,019
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$792,220	$(402,301)	$389,919
(In thousands)	December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$624,699	$(330,350)	$294,349
Advertiser relationships	46,282	(26,028)	20,254
Trade names and other amortizable intangible assets	116,526	(40,357)	76,169
Total amortizable intangible assets	787,507	(396,735)	390,772
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$807,407	$(396,735)	$410,672

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2021 and 2020 was $9.5 million and $12.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)
Years Ending December 31,
2021	$37,433
2022	37,161
2023	37,073
2024	37,004
2025	35,203

Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2021	December 31, 2020
Employee related costs	71,636	$98,661
Participations and residuals	87,839	106,785
Interest	22,817	29,345
Other accrued expenses	85,972	85,214
Total accrued liabilities	$268,264	$320,005

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
Senior Secured Credit Facility: (a)
Term Loan A Facility	$675,000	$675,000
Senior Notes:
4.75% Notes due December 2022	—	400,000
5.00% Notes due April 2024	400,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	—
Total long-term debt	2,875,000	2,875,000
Unamortized discount	(26,379)	(18,337)
Unamortized deferred financing costs	(15,079)	(7,356)
Long-term debt, net	2,833,542	2,849,307
Current portion of long-term debt	8,438	75,000
Noncurrent portion of long-term debt	$2,825,104	$2,774,307
(a)The Company's $500 million revolving credit facility remains undrawn at March 31, 2021. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Amendment to Amended and Restated Credit Agreement
On February 8, 2021, AMC Networks entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended by Amendment No. 1, the "Credit Agreement"), among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, as an L/C Issuer, and the lenders party thereto. Amendment No. 1 extends the maturity dates of the $675 million term loan A facility and $500 million revolving credit facility under the Credit Agreement to February 8, 2026, and makes certain other amendments to the covenants and other provisions of the Credit Agreement.
Senior Notes

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
On February 8, 2021, AMC Networks issued, and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed, $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “4.25% Notes due 2029”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date. In connection with the redemptions, the Company incurred a loss on extinguishment of debt for the quarter ended March 31, 2021 of $22.1 million representing the redemption premium on the 5.00% senior notes due 2024, and the write-off of a portion of the unamortized discount and deferred financing costs related to both issuances.

Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use asset	$120,293	$146,522
Finance	Property and equipment, net	12,904	13,179
Total lease assets		$133,197	$159,701
Liabilities
Current:
Operating	Current portion of lease obligations	$24,305	$28,813
Finance	Current portion of lease obligations	3,431	3,622
		$27,736	$32,435
Noncurrent:
Operating	Lease obligations	$133,154	166,452
Finance	Lease obligations	26,662	27,872
		159,816	$194,324

Total lease liabilities		$187,552	$226,759

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2021:
Assets
Cash equivalents	$147,523	$—	$—	$147,523
Marketable securities	11,193	—	—	11,193
Foreign currency derivatives	—	407	—	407
Liabilities
Interest rate swap contracts	$—	$1,793	$—	$1,793
Foreign currency derivatives	—	2,917	—	2,917

At December 31, 2020:
Assets
Cash equivalents	$107,494	$—	$—	$107,494
Marketable securities	62,442	—	—	62,442
Foreign currency derivatives	—	667	—	667
Liabilities
Interest rate swap contracts	$—	$2,403	$—	$2,403
Foreign currency derivatives	—	3,515	—	3,515
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
At March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$662,584	$670,363
5.00% Notes due April 2024	396,976	406,620
4.75% Notes due August 2025	790,605	818,864
4.25% Notes due February 2029	983,377	972,500
	$2,833,542	$2,868,347

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$669,878	$665,719
4.75% Notes due December 2022	398,230	400,500
5.00% Notes due April 2024	991,074	1,015,000
4.75% Notes due August 2025	790,125	826,160
	$2,849,307	$2,907,379
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
As of March 31, 2021, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$1,793	$2,403
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$180	$300
Foreign currency derivatives	Other assets	227	367
Liabilities:
Foreign currency derivatives	Accrued liabilities	$954	$1,084
Foreign currency derivatives	Other liabilities	1,962	2,431

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$4	$(2,234)	Interest expense	$606	$237

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2021	2020
Foreign currency derivatives	Miscellaneous, net	$54	$408

Note 14. Income Taxes
For the three months ended March 31, 2021, income tax expense was $25.9 million, representing an effective tax rate of 21%. The items resulting in variances from the federal statutory rate primarily consist of state income tax expense of $3.4 million, tax expense of $2.5 million from nondeductible executive compensation, and tax expense from foreign operations of $1.4 million, partially offset by tax benefit of $1.3 million from foreign derived intangible income and $5.4 million for excess tax benefits related to stock compensation.
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
At March 31, 2021, the Company had foreign tax credit carry forwards of approximately $32.4 million, expiring on various dates from 2021 through 2031. These carryforwards have been reduced by a valuation allowance of $32.4 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2021, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of March 31, 2021, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $30.6 million, as compared to December 31, 2020, to $1,042.5 million. The increase primarily relates to additional commitments for program rights and marketing commitments.
Legal Matters
On December 17, 2013, Frank Darabont ("Darabont"), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs"), filed a complaint in New York Supreme Court in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto. Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, for an accounting and for declaratory relief. On August 19, 2015, Plaintiffs filed their First Amended Complaint (the "Amended Complaint"), in which they retracted their claims for wrongful termination and failure to apply production tax credits in calculating Plaintiffs' contingent compensation. Plaintiffs also added a claim that Darabont is entitled to a larger share,

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
on a percentage basis, of contingent compensation than he is currently being accorded. On September 26, 2016, Plaintiffs filed their note of issue and certificate of readiness for trial, which included a claim for damages of no less than $280 million. The parties each filed motions for summary judgment. On December 10, 2018, the Court denied Plaintiffs' motion for partial summary judgment and granted in part Defendants' motion for summary judgment, dismissing four of Plaintiffs' causes of action.
On January 18, 2018, Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. The claims in the action allegedly arise from Plaintiffs' audit of their participation statements covering the accounting period from inception of The Walking Dead through September 30, 2014. Plaintiffs seek no less than $20 million in damages on claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. On August 30, 2018, Plaintiffs filed an Amended Complaint. The parties have agreed to consolidate this action for a joint trial with the action Plaintiffs filed in the New York Supreme Court on December 17, 2013. Following the conclusion of discovery, the Company filed a motion for summary judgment seeking the dismissal of the second action, which was denied on April 13, 2020. On December 31, 2020, the court granted the Company’s motion for re-argument and issued a revised summary judgment decision that granted in part and denied in part the Company’s motion for summary judgment. Following an appeal by the Company and oral argument, on April 13, 2021, The New York Appellate Division, First Department dismissed Plaintiffs’ claim for breach of the implied covenant of good faith and fair dealing.
Due to the continued impact of the COVID-19 pandemic on the New York State courts, the joint trial, originally scheduled to begin on June 1, 2020, was delayed and was scheduled to begin on April 26, 2021. On March 23, 2021 the trial court entered a stipulation and order adjourning the trial to April 4, 2022, with the understanding that the parties will use their best efforts to hold the trial earlier if the court’s and the parties’ calendars and health and safety conditions permit. The Company believes that the remaining asserted claims are without merit, denies the allegations and will continue to defend the case vigorously. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The California Plaintiffs seek compensatory and punitive damages and restitution. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On October 30, 2020, the judge in the California Action set a tentative trial date of September 8, 2021 with regard to claims not addressed in the first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the California Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. The parties have resumed discovery in preparation for the September 2021 trial. The Company believes that the remaining asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In March 2021, AMC Networks granted 535,278 restricted stock units (RSUs) to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 178,764 RSUs include the achievement of certain performance targets by the Company.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
During the three months ended March 31, 2021, 617,051 RSUs and 368,296 performance restricted stock units (PRSUs) of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 263,671 RSUs and 168,712 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 353,380 RSU and 199,584 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $34.6 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2021.
Share-based compensation expense included in selling, general and administrative expense was $13.4 million and $15.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
As of March 31, 2021, there was $58.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.0 years.
Note 17. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2021.

(In thousands)	Three Months Ended March 31, 2021
December 31, 2020	$315,649
Net earnings	6,570
Distributions	(2,344)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
March 31, 2021	$293,468
In connection with the spin-off of the live comedy venue and talent management businesses of Levity Entertainment Group, LLC (see Note 4), $8.0 million of redeemable noncontrolling interests was distributed to the noncontrolling partners. In addition, as part of the transaction, the preexisting put rights of the noncontrolling interest holders were terminated. Accordingly, the remaining $18.4 million of noncontrolling interests was transferred from Redeemable noncontrolling interests to Noncontrolling interests in the condensed consolidated balance sheet.
Note 18. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Non-Cash Investing and Financing Activities:
Treasury stock not yet settled	$—	$10,988
Finance lease additions	—	14,271
Capital expenditures incurred but not yet paid	2,314	2,501
Supplemental Data:
Cash interest paid	39,614	27,873
Income taxes paid, net	2,314	4,069

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 20. Segment Information
The Company classifies its operations into two operating segments: Domestic Operations and International and Other. These operating segments represent strategic business units that are managed separately.
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"), a non-GAAP measure. The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, an accepted GAAP measure, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Three Months Ended March 31, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$199,142	$21,571	$—	$220,713
Distribution and other	374,827	99,596	(3,395)	471,028
Consolidated revenues, net	$573,969	$121,167	$(3,395)	$691,741
Operating income (loss)	$216,459	$(3,162)	$(43,589)	$169,708
Share-based compensation expense	5,639	1,231	6,576	13,446
Depreciation and amortization	13,373	4,949	6,924	25,246
Impairment and other charges	—	16,055	—	16,055
Restructuring and other related charges	2,427	4,490	1,708	8,625
Cloud computing amortization	—	—	264	264
Majority-owned equity investees AOI	4,635	—	—	4,635
Adjusted operating income	$242,533	$23,563	$(28,117)	$237,979

(In thousands)	Three Months Ended March 31, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$213,226	$19,364	$—	232,590
Distribution and other	398,667	105,464	(2,346)	501,785
Consolidated revenues, net	$611,893	$124,828	$(2,346)	$734,375
Operating income (loss)	$224,600	$4,361	$(55,991)	172,970
Share-based compensation expense	2,724	609	12,179	15,512
Depreciation and amortization	10,951	8,896	6,883	26,730
Restructuring and other related charges	1,482	3,977	507	5,966
Majority-owned equity investees AOI	1,276	—	—	1,276
Adjusted operating income	$241,033	$17,843	$(36,422)	$222,454

Corporate overhead costs include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31,
	2021	2020
Inter-segment revenues
Domestic Operations	$(670)	$(1,361)
International and Other	(2,725)	(985)
	$(3,395)	$(2,346)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2021	2020
Revenues
United States	$577,148	$624,993
Europe	82,036	72,479
Other	32,557	36,903
	$691,741	$734,375

The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2021	December 31, 2020
Property and equipment, net
United States	$209,374	$239,387
Europe	14,641	15,938
Other	710	720
	$224,725	$256,045

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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•the factors described under Item 1A, "Risk Factors" in our 2020 Annual Report on Form 10-K (the "2020 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
Introduction
Management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2020 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2021, as well as an analysis of our cash flows for the three months ended March 31, 2021 and 2020. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2021 as compared to December 31, 2020.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2020.
Business Overview
Segment Reporting Changes
In the first quarter of 2021, we changed our presentation of operating segments, reflecting a reorganized operating structure focused on a multi-platform distribution approach to content monetization. Our streaming services and IFC Films, previously included in the International and Other segment, are now included within Domestic Operations (formerly referred to as the National Networks segment). In addition, certain corporate overhead costs will no longer be allocated to the operating segments. Operating segment information for the prior period has been recast to reflect these changes. The new reporting structure consists of the following two operating segments:
•Domestic Operations: Includes activities of our five national programming networks, our streaming services, AMC Studios operation, IFC Films and AMC Broadcasting & Technology. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, and ALLBLK), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide. IFC Films is our film distribution business and AMC Networks Broadcasting & Technology is our technical services business, which primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world and 25/7 Media (formerly Levity), our production services business. See Note 4 to the unaudited condensed consolidated financial statements for additional information relating to the spin-off of the Levity comedy venues business.

Financial Results Overview
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI"), defined below, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2021	2020
Revenues, net
Domestic Operations	$573,969	$611,893
International and Other	121,167	124,828
Inter-segment Eliminations	(3,395)	(2,346)
Consolidated revenues, net	$691,741	$734,375
Operating income (loss)
Domestic Operations	$216,459	$224,600
International and Other	(3,162)	4,361
Corporate / Inter-segment Eliminations	(43,589)	(55,991)
Consolidated operating income	$169,708	$172,970
AOI
Domestic Operations	$242,533	$241,033
International and Other	23,563	17,843
Corporate / Inter-segment Eliminations	(28,117)	(36,422)
Consolidated AOI	$237,979	$222,454
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expense or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2021	2020
Operating income	$169,708	$172,970
Share-based compensation expense	13,446	15,512
Depreciation and amortization	25,246	26,730
Restructuring and other related charges	8,625	5,966
Impairment and other charges	16,055	—
Cloud computing amortization	264	—
Majority-owned equity investees AOI	4,635	1,276
AOI	$237,979	$222,454

Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming, through our programming networks and owned subscription streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and streaming services, and content licensing revenue from the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are paid on a monthly basis. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Programming expense, included in technical and operating expense, represents the largest expense of the Domestic Operations segment and primarily consists of amortization and write-offs of programming rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expense primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplinking and encryption.
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming across all of our networks. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the individual-film-forecast-computation method.
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
International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media (formerly Levity).
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the three months ended March 31, 2021, distribution revenues represented 82% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
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
Corporate / Inter-segment Eliminations
Corporate operations primarily consist of executive management and administrative support services, such as executive salaries and benefits costs, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology). The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.
Impact of COVID-19 on Our Business
The COVID-19 pandemic and measures to prevent its spread continue to affect our businesses in a number of ways, including adverse advertising sales impacts and delays in the creation and availability of our programming. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.
Capital and credit market disruptions, as well as other events such as the COVID-19 pandemic, could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services from our distributors. Events such as these may adversely impact our results of operations, cash flows and financial position.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$691,741	100.0%	$734,375	100.0%	$(42,634)	(5.8)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	280,572	40.6	344,060	46.9	(63,488)	(18.5)
Selling, general and administrative	191,535	27.7	184,649	25.1	6,886	3.7
Depreciation and amortization	25,246	3.6	26,730	3.6	(1,484)	(5.6)
Impairment and other charges	16,055	2.3	—	—	16,055	n/m
Restructuring and other related charges	8,625	1.2	5,966	0.8	2,659	44.6
Total operating expenses	522,033	75.5	561,405	76.4	(39,372)	(7.0)
Operating income	169,708	24.5	172,970	23.6	(3,262)	(1.9)
Other income (expense):
Interest expense, net	(32,400)	(4.7)	(33,009)	(4.5)	609	(1.8)
Loss on extinguishment of debt	(22,074)	(3.2)	(2,908)	(0.4)	(19,166)	n/m
Miscellaneous, net	5,406	0.8	(29,939)	(4.1)	35,345	(118.1)
Total other income (expense)	(49,068)	(7.1)	(65,856)	(9.0)	16,788	(25.5)
Net income from operations before income taxes	120,640	17.4	107,114	14.6	13,526	12.6
Income tax expense	(25,915)	(3.7)	(33,588)	(4.6)	7,673	(22.8)
Net income including noncontrolling interests	94,725	13.7	73,526	10.0	21,199	28.8
Net income attributable to noncontrolling interests	(7,704)	(1.1)	(4,859)	(0.7)	(2,845)	58.6
Net income attributable to AMC Networks' stockholders	$87,021	12.6%	$68,667	9.4%	$18,354	26.7%

Domestic Operations Segment Results
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$573,969	100.0%	$611,893	100.0%	$(37,924)	(6.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	211,961	36.9	263,348	43.0	(51,387)	(19.5)
Selling, general and administrative	129,749	22.6	111,512	18.2	18,237	16.4
Depreciation and amortization	13,373	2.3	10,951	1.8	2,422	22.1
Restructuring and other related charges	2,427	0.4	1,482	0.2	945	n/m
Operating income	$216,459	37.7%	$224,600	36.7%	$(8,141)	(3.6)%
Share-based compensation expense	5,639	1.0	2,724	0.4	2,915	107.0
Depreciation and amortization	13,373	2.3	10,951	1.8	2,422	22.1
Restructuring and other related charges	2,427	0.4	1,482	0.2	945	n/m
Majority-owned equity investees AOI	4,635	0.8	1,276	0.2	3,359	263.2
AOI	$242,533	42.3%	$241,033	39.4%	$1,500	0.6%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$121,167	100.0%	$124,828	100.0%	$(3,661)	(2.9)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	76,309	63.0	80,136	64.2	(3,827)	(4.8)
Selling, general and administrative	22,526	18.6	27,458	22.0	(4,932)	(18.0)
Depreciation and amortization	4,949	4.1	8,896	7.1	(3,947)	(44.4)
Impairment charges	16,055	13.3	—	—	16,055	n/m
Restructuring and other related charges	4,490	3.7	3,977	3.2	513	12.9
Operating loss	$(3,162)	(2.6)%	$4,361	3.5%	$(7,523)	n/m
Share-based compensation expense	1,231	1.0	609	0.5	622	102.1
Depreciation and amortization	4,949	4.1	8,896	7.1	(3,947)	(44.4)
Impairment and other charges	16,055	13.3	—	—	16,055	n/m
Restructuring and other related charges	4,490	3.7	3,977	3.2	513	12.9
AOI	$23,563	19.4%	$17,843	14.3%	$5,720	32.1%

Revenues, net
Revenues, net decreased $42.6 million to $691.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Domestic Operations	$573,969	83.1%	$611,893	83.4%	$(37,924)	(6.2)%
International and Other	121,167	17.5	124,828	17.0	(3,661)	(2.9)
Inter-segment Eliminations	(3,395)	(0.5)	(2,346)	(0.3)	(1,049)	44.7
Consolidated revenues, net	$691,741	100.1%	$734,375	100.1%	$(42,634)	(5.8)%
Domestic Operations
The decrease in Domestic Operations revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$199,142	34.7%	$213,226	34.8%	$(14,084)	(6.6)%
Distribution and other	374,827	65.3	398,667	65.2	(23,840)	(6.0)
	$573,969	100.0%	$611,893	100.0%	$(37,924)	(6.2)%
•The decrease of $14.1 million in advertising revenues was primarily attributable to a reduction in the number of episodes of our original programming and lower ratings, partially offset by higher pricing. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•Distribution revenues decreased $23.8 million due to a 54% decrease in content licensing revenues related to the timing and availability of the number of original programs we distributed as compared to the prior comparable period as a result of COVID-19 pandemic production delays, partially offset by a 14% increase in subscription revenues due to an increase in subscribers to our streaming services. Subscription revenues may vary based on the impact of renewals of affiliation agreements and streaming service subscription trends, and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The decrease in International and Other revenues, net was attributable to the following:

	Three Months Ended March 31,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$21,571	17.8%	$19,364	15.5%	$2,207	11.4%
Distribution and other	99,596	82.2	105,464	84.5	(5,868)	(5.6)
	$121,167	100.0%	$124,828	100.0%	$(3,661)	(2.9)%
The increase in advertising revenues is primarily related to a favorable impact of foreign currency translation. Distribution revenues decreased at 25/7 Media related to the temporary closure of comedy venues (until the spin-off in March 2021) as a result of the COVID-19 pandemic, and a decrease at AMCNI, partially offset by a favorable impact of foreign currency fluctuations.
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
Technical and operating expense (excluding depreciation and amortization) decreased $63.5 million to $280.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$211,961	$263,348	$(51,387)	(19.5)%
International and Other	76,309	80,136	(3,827)	(4.8)
Inter-segment Eliminations	(7,698)	576	(8,274)	n/m
Total	$280,572	$344,060	$(63,488)	(18.5)%
Percentage of revenues, net	40.6%	46.9%
Domestic Operations
The decrease in technical and operating expense of $51.4 million was due to a decrease in program amortization primarily attributable to the mix of original programming as compared to the prior comparable period. There were no significant program write-offs in either period. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
The decrease in technical and operating expense of $3.8 million million was primarily due to a decrease at 25/7 Media related to the timing of productions.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $6.9 million to $191.5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$129,749	$111,512	$18,237	16.4%
International and Other	22,526	27,458	(4,932)	(18.0)
Corporate / Inter-segment Eliminations	39,260	45,679	(6,419)	(14.1)
Total	$191,535	$184,649	$6,886	3.7%
Percentage of revenues, net	27.7%	25.1%
Domestic Operations
Selling, general and administrative expense increased $18.2 million principally due to higher advertising and subscriber acquisition expenses related to our streaming services.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotions and marketing of original programming series and subscriber retention marketing efforts.
International and Other
Selling, general and administrative expense decreased $4.9 million primarily due to a decrease in administrative expense at 25/7 Media related to the temporary closure of comedy venues (until the spin-off in March 2021) as a result of the COVID-19 pandemic.
Corporate / Inter-segment eliminations
The decrease in corporate charges is due primarily to lower stock-based compensation expense.

Depreciation and amortization
Depreciation and amortization expense decreased $1.5 million to $25.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$13,373	$10,951	$2,422	22.1%
International and Other	4,949	8,896	(3,947)	(44.4)
Corporate / Inter-segment Eliminations	6,924	6,883	41	0.6
	$25,246	$26,730	$(1,484)	(5.6)%
The increase in depreciation and amortization expense in the Domestic Operations segment was primarily due to depreciation of equipment at our AMC Networks Broadcasting and Technology facilities. The decrease in depreciation and amortization expense in the International and Other segment was primarily due to the lower carrying values of long-lived assets resulting from the impairment charge recognized in June 2020.
Impairment and other charges
In March 2021, the Company completed a spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of our obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.1 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings LLC following the spin-off.
Restructuring and other related charges
Restructuring and other related charges of $8.6 million for the three months ended March 31, 2021 consisted of $4.1 million of severance costs associated with the restructuring plan announced in November 2020 and $4.5 million at AMCNI related to the termination of distribution in certain international territories.
Restructuring and other related charges of $6.0 million for the three months ended March 31, 2020 primarily consisted of charges at AMCNI of $4.0 million related to costs associated with termination of distribution in certain territories, as well as $2.0 million related to severance and other personnel related costs.
Operating Income (Loss)

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$216,459	$224,600	$(8,141)	(3.6)%
International and Other	(3,162)	4,361	(7,523)	n/m
Corporate / Inter-segment Eliminations	(43,589)	(55,991)	12,402	n/m
	$169,708	$172,970	$(3,262)	(1.9)%
The decrease in operating income at the Domestic Operations segment was primarily attributable to a decrease in revenue of $37.9 million and an increase in selling, general and administrative expense of $18.2 million, partially offset by a decrease in technical and operating expense of $51.4 million.
The decrease in operating income at the International and Other segment was primarily attributable to impairment and other charges of $16.1 million, partially offset by decreases in technical and operating expense of $3.8 million, and selling, general and administrative expense of $4.9 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Operating income	$169,708	$172,970	$(3,262)	(1.9)%
Share-based compensation expense	13,446	15,512	(2,066)	(13.3)
Depreciation and amortization	25,246	26,730	(1,484)	(5.6)
Impairment and other charges	16,055	—	16,055	n/m
Restructuring and other related charges	8,625	5,966	2,659	44.6
Majority-owned equity investees AOI	4,635	1,276	3,359	263.2
Cloud computing amortization	264	—	264	n/m
AOI	$237,979	$222,454	$15,525	7.0%
AOI increased $15.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The net change by segment was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$242,533	$241,033	$1,500	0.6%
International and Other	23,563	17,843	5,720	32.1
Corporate / Inter-segment Eliminations	(28,117)	(36,422)	8,305	n/m
AOI	$237,979	$222,454	$15,525	7.0%
AOI at the Domestic Operations segment was consistent with the prior comparable period as the decrease in operating income was offset by decreases in stock-based compensation and depreciation and amortization. The increase in AOI at the International and Other segment reflects the decrease in selling, general and administrative expenses.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $0.6 million is primarily due to lower average interest rates on our outstanding senior notes.
Loss on extinguishment of debt
In February 2021, we redeemed (i) the remaining $400 million principal amount of our 4.75% senior notes due December 2022 and (ii) $600 million principal amount of our 5.00% senior notes due April 2024. In connection with the redemptions, we incurred a loss on extinguishment of debt for the quarter ended March 31, 2021 of $22.1 million representing a redemption premium on the 5.00% senior notes due 2024, and the write-off of a portion of the unamortized discount and deferred financing costs related to both issuances.
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due December 2022. The loss on extinguishment of debt for the three months ended March 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The decrease in miscellaneous expense, net of $35.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily related to an impairment charge in 2020 related to a non-marketable equity security, and favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended March 31, 2021, income tax expense was $25.9 million, representing an effective tax rate of 21%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state income tax expense, tax expense from nondeductible executive compensation, and tax expense from foreign operations partially offset by a tax benefit from foreign derived intangible income and excess tax benefits related to stock compensation.

For the three months ended March 31, 2020, income tax expense was $33.6 million, representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense for excess tax deficiencies related to stock compensation, tax expense from foreign operations, state income tax expense and an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a tax benefit relating to uncertain tax positions (including accrued interest) due to an audit settlement.
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
On February 8, 2021, the Company issued $1.0 billion in aggregate principal amount of 4.25% senior notes due February 2029 (the “4.25% Notes due 2029”) and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due December 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due April 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due December 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due April 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date.
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
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2021, we did not repurchase any of our Class A common stock. As of March 31, 2021, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
As of March 31, 2021, our consolidated cash and cash equivalents balance includes approximately $231.0 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2020 Form 10-K.

In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2021. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2021.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31,:

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$107,563	$198,408
Cash provided by (used in) investing activities	55,962	(1,666)
Cash used in financing activities	(53,890)	(303,052)
Net increase (decrease) in cash and cash equivalents	$109,635	$(106,310)
Operating Activities
Net cash provided by operating activities amounted to $107.6 million for the three months ended March 31, 2021 as compared to $198.4 million for the three months ended March 31, 2020. Net cash provided by operating activities for the three months ended March 31, 2021 primarily resulted from $330.0 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $238.0 million and a decrease in accounts payable, accrued expenses and other liabilities of $67.7 million primarily related to lower employee related and participations and residuals liabilities. In addition, net cash provided by operating activities increased as a result of a decrease in accounts receivable of $37.0 million, a decrease in prepaid expense and other assets of $29.4 million primarily related to a decrease in long-term receivables and an increase of $11.1 million in income taxes payable. Changes in all other assets and liabilities resulted in a increase of $5.7 million.
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
Investing Activities
Net cash provided by (used in) investing activities for the three months ended March 31, 2021 and 2020 was $56.0 million and $(1.7) million, respectively. For the three months ended March 31, 2021, cash provided by investing activities included proceeds received from the sale of an investment of $95.4 million, partially offset by the acquisition of equity securities of $25.7 million and capital expenditures of $8.5 million. All other changes in investing activities resulted in an decrease of $5.2 million. For the three months ended March 31, 2020, cash used in investing activities included capital expenditures of $12.9 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million and a principal payment received from a loan to an investee.
Financing Activities
Net cash used in financing activities amounted to $53.9 million for the three months ended March 31, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $34.6 million, distributions to noncontrolling interests of $2.5 million, and payments on finance leases of $1.1 million, partially offset by proceeds from the exercise of stock options of $12.1 million and contributions from noncontrolling interests of $2.7 million.
Net cash used in financing activities amounted to $303.1 million for the three months ended March 31, 2020 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $200 million of 4.75% Notes due 2022) of $204.4 million, purchases of our common stock of $86.0 million, taxes paid in lieu of shares issued for equity-based compensation of $8.9 million and distributions to noncontrolling interests of $3.1 million.

Contractual Obligations
As of March 31, 2021, our contractual obligations not reflected on the condensed consolidated balance sheet increased $30.6 million, as compared to December 31, 2020, to $1,042.5 million. The increase primarily relates to additional commitments for program rights and marketing commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2021 included $400 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$481,516	$—	$531,300
Operating expenses	—	316,637	—	367,014
Operating income	—	164,879	$—	$164,286
Income before income taxes	$108,267	$167,422	$98,338	$140,519
Net income	87,021	165,212	68,667	138,203

Balance Sheet	March 31, 2021		December 31, 2020
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$9,669	$409	$25,749	$74,649
Current assets	16,281	1,267,170	35,424	1,291,630
Non-current assets	3,799,020	3,257,847	3,729,996	3,151,581

Liabilities and equity:
Amounts due to subsidiaries	$—	$33,048	$—	$27,091
Current liabilities	140,092	518,178	124,886	545,105
Non-current liabilities	3,001,757	336,473	3,023,726	300,449

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2020 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2020.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2020 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2021, the carrying value of our fixed rate debt of $2.17 billion was less than its fair value of $2.20 billion by approximately $27.0 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2021 would increase the estimated fair value of our fixed rate debt by approximately $89.0 million to approximately $2.30 billion.
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
As of March 31, 2021, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of March 31, 2021, we had interest rate swap contracts outstanding with notional amounts aggregating $100 million. The aggregate fair value of interest rate swap contracts at March 31, 2021 was a net liability of $1.8 million. As a result of these transactions, the interest rate paid on approximately 80% of our debt (excluding finance leases) as of March 31, 2021 is effectively fixed (76% being fixed rate obligations and 4% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2021 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $9.5 million gain for the three months ended March 31, 2021 related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2021, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 15, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
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
For the three months ended March 31, 2021, the Company did not repurchase any of its Class A common stock. As of March 31, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6.    Exhibits.
(a)Index to Exhibits.

4.9
Third Supplemental Indenture, dated as of February 8, 2021, to the Indenture, dated as of March 30, 2016, among AMC Networks, as issuer, the Guarantors and U.S. Bank National Association, as Trustee, and Form of Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2021)

10.1
Employment Agreement dated January 12, 2021, between AMC Networks Inc. and Christina Spade (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 26, 2021)

10.2
Amendment No. 1, dated as of February 8, 2021, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, in each case, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021)

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

AMC Networks Inc.

Date:	May 7, 2021	By:	/s/ Christina Spade
Christina Spade
Executive Vice President and Chief Financial Officer