Form 10-Q
period 2021-06-30
AMC Networks Inc.
filed 2021-08-06
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
The number of shares of common stock outstanding as of July 30, 2021:

Class A Common Stock par value $0.01 per share	30,731,275
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$980,726	$888,526
Accounts receivable, trade (less allowance for doubtful accounts of $10,548 and $11,234)	807,499	813,587
Current portion of program rights, net	18,091	13,480
Prepaid expenses and other current assets	221,846	223,173
Total current assets	2,028,162	1,938,766
Property and equipment, net of accumulated depreciation of $272,532 and $261,082	221,555	256,045
Program rights, net	1,551,717	1,269,131
Intangible assets, net	395,998	410,672
Goodwill	702,451	686,407
Deferred tax asset, net	15,496	25,046
Operating lease right-of-use asset	122,322	146,522
Other assets	441,808	513,749
Total assets	$5,479,509	$5,246,338
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$100,758	$120,530
Accrued liabilities	482,968	320,005
Current portion of program rights obligations	265,058	259,449
Deferred revenue	76,504	71,048
Current portion of long-term debt	16,875	75,000
Current portion of lease obligations	33,203	32,435
Total current liabilities	975,366	878,467
Program rights obligations	220,279	182,511
Long-term debt	2,817,789	2,774,307
Lease obligations	155,397	194,324
Deferred tax liability, net	143,358	132,009
Other liabilities	94,748	125,970
Total liabilities	4,406,937	4,287,588
Commitments and contingencies
Redeemable noncontrolling interests	289,030	315,649
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 65,324 and 64,568 shares issued and 30,731 and 29,975 shares outstanding, respectively	653	646
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	330,593	323,425
Accumulated earnings	1,970,357	1,847,451
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(148,167)	(134,950)
Total AMC Networks stockholders' equity	733,669	616,805
Non-redeemable noncontrolling interests	49,873	26,296
Total stockholders' equity	783,542	643,101
Total liabilities and stockholders' equity	$5,479,509	$5,246,338
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$771,392	$646,291	$1,463,133	$1,380,666
Operating expenses:
Technical and operating (excluding depreciation and amortization)	338,841	282,503	619,413	626,563
Selling, general and administrative	198,618	155,163	390,153	339,812
Depreciation and amortization	22,604	25,905	47,850	52,635
Impairment and other charges	142,918	130,411	158,973	130,411
Restructuring and other related charges	155	3,507	8,780	9,473
Total operating expenses	703,136	597,489	1,225,169	1,158,894
Operating income	68,256	48,802	237,964	221,772
Other income (expense):
Interest expense	(31,519)	(34,301)	(66,261)	(71,865)
Interest income	3,008	3,727	5,350	8,282
Loss on extinguishment of debt	—	—	(22,074)	(2,908)
Miscellaneous, net	14,174	8,713	19,580	(21,226)
Total other expense	(14,337)	(21,861)	(63,405)	(87,717)
Income from operations before income taxes	53,919	26,941	174,559	134,055
Income tax expense	(11,321)	(9,707)	(37,236)	(43,295)
Net income including noncontrolling interests	42,598	17,234	137,323	90,760
Net income attributable to noncontrolling interests	(6,713)	(2,273)	(14,417)	(7,132)
Net income attributable to AMC Networks' stockholders	$35,885	$14,961	$122,906	$83,628

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.84	$0.29	$2.91	$1.55
Diluted	$0.83	$0.28	$2.84	$1.54

Weighted average common shares:
Basic	42,481	52,311	42,207	53,894
Diluted	43,382	52,797	43,277	54,429
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income including noncontrolling interests	$42,598	$17,234	$137,323	$90,760
Other comprehensive income (loss):
Foreign currency translation adjustment	7,675	14,190	(14,349)	(14,092)
Unrealized gain (loss) on interest rate swaps	598	341	1,208	(1,656)
Other comprehensive loss, before income taxes	8,273	14,531	(13,141)	(15,748)
Income tax (expense) benefit	(141)	(79)	(284)	386
Other comprehensive loss, net of income taxes	8,132	14,452	(13,425)	(15,362)
Comprehensive income	50,730	31,686	123,898	75,398
Comprehensive income attributable to noncontrolling interests	(6,775)	(2,472)	(14,209)	(6,170)
Comprehensive income attributable to AMC Networks' stockholders	$43,955	$29,214	$109,689	$69,228
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2021	$653	$115	$314,331	$1,934,472	$(1,419,882)	$(156,237)	$673,452	$48,109	$721,561
Net income attributable to AMC Networks’ stockholders	—	—	—	35,885	—	—	35,885	—	35,885
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	3,143	3,143
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,441)	(1,441)
Other comprehensive income	—	—	—	—	—	8,070	8,070	62	8,132
Share-based compensation expense	—	—	16,262	—	—	—	16,262	—	16,262
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020	$643	$115	$282,153	$1,676,139	$(1,149,138)	$(196,364)	$613,548	$23,848	$637,396
Net income attributable to AMC Networks’ stockholders	—	—	—	14,961	—	—	14,961	—	14,961
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(818)	(818)
Settlement of treasury stock	—	—	10,988	—	—	—	10,988	—	10,988
Other comprehensive loss	—	—	—	—	—	14,253	14,253	199	14,452
Share-based compensation expense	—	—	15,235	—	—	—	15,235	—	15,235
Treasury stock acquired	—	—	—	—	(16,981)	—	(16,981)	—	(16,981)
Restricted stock units converted to shares	—	—	(88)	—	—	—	(88)	—	(88)
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	122,906	—	—	122,906	—	122,906
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,278	4,278
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	18,367	18,367
Contribution from noncontrolling member	—	—	—	—	—	—	—	1,140	1,140
Other comprehensive income (loss)	—	—	—	—	—	(13,217)	(13,217)	(208)	(13,425)
Share-based compensation expense	—	—	29,708	—	—	—	29,708	—	29,708
Proceeds from the exercise of stock options	—	—	12,100	—	—	—	12,100	—	12,100
Restricted stock units converted to shares	7	—	(34,640)	—	—	—	(34,633)	—	(34,633)
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	83,628	—	—	83,628	—	83,628
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,085)	(1,085)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(448)	(448)
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)		—	(1,956)	—	(1,956)
Other comprehensive loss	—	—	—	—	—	(14,400)	(14,400)	(962)	(15,362)
Share-based compensation expense	—	—	30,747	—	—	—	30,747	—	30,747
Treasury stock acquired	—	—		—	(102,938)	—	(102,938)	—	(102,938)
Restricted stock units converted to shares	4	—	(8,950)	—	—	—	(8,946)	—	(8,946)
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)/(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$137,323	$90,760
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,850	52,635
Impairment and other charges	158,973	130,411
Share-based compensation expense related to equity classified awards	29,709	30,747
Non-cash restructuring and other related charges	4,329	6,126
Amortization and write-off of program rights	333,348	415,255
Amortization of deferred carriage fees	7,633	13,749
Unrealized foreign currency transaction (gain) loss	(10,609)	13,941
Amortization of deferred financing costs and discounts on indebtedness	3,923	4,088
Loss on extinguishment of debt	22,074	2,908
Bad debt expense	3,530	1,744
Deferred income taxes	16,487	10,437
Gain on investments	(4,554)	(13,958)
Write-down of non-marketable equity securities and note receivable	—	20,000
Other, net	(7,776)	(1,985)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	7,913	55,365
Prepaid expenses and other assets	(18,233)	45,953
Program rights and obligations, net	(583,480)	(387,027)
Income taxes payable	(5,472)	256
Deferred revenue	1,203	(5,086)
Deferred carriage fees, net	(27,861)	(15,995)
Accounts payable, accrued liabilities and other liabilities	14,857	(45,412)
Net cash provided by operating activities	131,167	424,912
Cash flows from investing activities:
Capital expenditures	(18,849)	(22,172)
Return of capital from investees	—	924
Payments for acquisition of a business, net of cash acquired	(19,072)	—
Acquisition of investment securities	(28,397)	(1,250)
Cash paid on distribution of business	(7,052)	—
Principal payment received on loan to investee	20,000	2,500
Proceeds from sale of investments	95,370	10,000
Net cash provided by (used in) investing activities	42,000	(9,998)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	984,500	6,000
Principal payments on long-term debt	(1,015,000)	(218,750)
Deemed repurchases of restricted stock units	(34,632)	(8,946)
Purchase of treasury stock	—	(102,938)
Proceeds from stock option exercises	12,100	—
Principal payments on finance lease obligations	(1,984)	(1,575)
Contributions from noncontrolling interests	2,702	—
Distributions to noncontrolling interests	(11,912)	(10,607)
Net cash used in financing activities	(64,226)	(336,816)
Net increase in cash and cash equivalents	108,941	78,098
Effect of exchange rate changes on cash and cash equivalents	(16,741)	(4,381)
Cash and cash equivalents at beginning of period	888,526	816,170
Cash and cash equivalents at end of period	$980,726	$889,887
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation
Description of Business
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets.
Segment Reporting Changes
In the first quarter of 2021, the Company changed its presentation of operating segments, reflecting a reorganized operating structure focused on a multi-platform distribution approach to content monetization. The Company's streaming services and IFC Films, previously included in the International and Other segment, are now included within Domestic Operations (formerly referred to as the National Networks segment). In addition, certain corporate overhead costs will no longer be allocated to the operating segments. Operating segment information for the prior periods has been recast to reflect these changes. The new reporting structure consists of the following two operating segments:
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
Risks and Uncertainties
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2021, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2021	December 31, 2020
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,030,795	$1,081,070
Contract assets, short-term (included in Other current assets)	8,701	9,830
Contract assets, long-term (included in Other assets)	942	942
Contract liabilities (Deferred revenue)	76,504	71,048
Revenue recognized for the six months ended June 30, 2021 relating to the contract liability at December 31, 2020 was $17.7 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	42,481	52,311	42,207	53,894
Effect of dilution:
Stock options	—	—	6	—
Restricted stock units	901	486	1,064	535
Diluted weighted average common shares outstanding	43,382	52,797	43,277	54,429
Approximately 0.5 million and 1.2 million restricted stock units outstanding as of June 30, 2021 and June 30, 2020, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. As of June 30, 2021 and June 30, 2020, 0.3 million and 0.7 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Impairment and Other Charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
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
In June 2020, as a result of the impact of the COVID-19 pandemic, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. Based on our projections and updated forecasts, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.3 million for the three and six months ended June 30, 2020 primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million for the three and six months ended June 30, 2020.
Note 5. Restructuring and Other Related Charges
Restructuring and other related charges of $0.2 million and $8.8 million for the three and six months ended June 30, 2021, respectively, consisted of $0.2 million and $4.3 million of severance costs associated with the restructuring plan announced in November 2020 for the three and six months ended June 30, 2021, respectively, and $4.5 million at AMCNI related to the termination of distribution in certain international territories, for the six months ended June 30, 2021.
Restructuring and other related charges of $3.5 million and $9.5 million for the three and six months ended June 30, 2020, respectively, related to restructuring costs associated with termination of distribution in certain territories as well as severance and other personnel related costs associated with previously announced restructuring activities.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic Operations	$216	$1,204	$2,643	$2,686
International & Other	(17)	2,262	4,473	6,239
Corporate / Inter-segment eliminations	(44)	41	1,664	548
Total restructuring and other related charges	$155	$3,507	$8,780	$9,473

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2020	$25,571	$31	$25,602
Charges	4,323	4,457	8,780
Cash payments	(26,398)	—	(26,398)
Non-cash adjustments	—	(4,457)	(4,457)
Other	64	—	64
Balance, June 30, 2021	$3,560	$31	$3,591
Accrued restructuring costs of $3.6 million are included in accrued liabilities in the condensed consolidated balance sheet at June 30, 2021.
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$280,754	$29,279	$310,033
In-production and in-development	329,903	11,248	341,151
Total owned original program rights, net	$610,657	$40,527	$651,184

Licensed program rights, net:
Licensed film and acquired series	$11,520	$581,864	$593,384
Licensed originals	194,520	—	194,520
Advances and content versioning costs	—	130,720	130,720
Total licensed program rights, net	206,040	712,584	918,624
Program rights, net	$816,697	$753,111	$1,569,808

Current portion of program rights, net			$18,091
Program rights, net (long-term)			1,551,717
			$1,569,808

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$50,921	$7,571	$58,492	$84,827	$12,137	$96,964
Licensed program rights	20,865	103,004	123,869	45,885	190,499	236,384
Program rights amortization	$71,786	$110,575	$182,361	$130,712	$202,636	$333,348

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$62,229	$9,458	$71,687	$161,271	$15,977	$177,248
Licensed program rights	19,910	99,678	119,588	41,262	196,745	238,007
Program rights amortization	$82,139	$109,136	$191,275	$202,533	$212,722	$415,255
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. There were no program rights write-offs included in technical and operating expense for the three and six months ended June 30, 2021. Program rights write-offs included in technical and operating expense were $7.9 million and $12.1 million for the three and six months ended June 30, 2020, respectively.
Note 7. Investments
The Company holds several investments and loans in non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $90.7 million at June 30, 2021 and $69.5 million at December 31, 2020. In February 2021, the Company invested $27.4 million for an interest in a Toronto-based production company and studio, which is accounted for as an equity method investment. In June 2021, the Company paid $23.8 million to acquire the remaining 50% interest in an equity method investment in which it previously owned a 50% interest. In connection with the acquisition, the Company recorded a gain of $12.3 million, included in miscellaneous, net in the condensed consolidated income statement related to the step-up to fair value of its previously held interest.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $9.0 million at June 30, 2021 and $62.4 million at December 31, 2020. In January 2021, the Company sold the remaining portion of one of its marketable securities with a carrying value of $51.0 million as of December 31, 2020, resulting in a realized loss of $5.4 million. There were $2.4 million unrealized losses on marketable equity securities for the three and six months ended June 30, 2021 included in miscellaneous, net in the condensed consolidated statement of income. For the three and six months ended June 30, 2020, unrealized losses on marketable equity securities were $15.0 million and $14.0 million, respectively, included in miscellaneous, net in the condensed consolidated statement of income.
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
Investments in non-marketable equity securities were $36.9 million at June 30, 2021 and $35.8 million at December 31, 2020. For the six months ended June 30, 2020, the Company recognized impairment charges of $20.0 million related to the write-down of certain non-marketable equity securities, included in miscellaneous, net in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2020	$333,502	$352,905	$686,407
Goodwill written off related to spin-off of a business unit	—	(476)	(476)
Additions	—	18,260	18,260
Amortization of "second component" goodwill	(672)	—	(672)
Foreign currency translation	—	(1,068)	(1,068)
June 30, 2021	$332,830	$369,621	$702,451
As of June 30, 2021 and December 31, 2020, accumulated impairment charges in the International and Other segment totaled $123.1 million.
The reduction of $0.7 million in the carrying amount of goodwill for Domestic Operations is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The addition of $18.3 million in the carrying amount of goodwill in International and Other relates to the acquisition of the remaining 50% interest in an equity method investment in which the Company previously owned a 50% interest. The allocation of goodwill is preliminary and is based on current estimates and currently available information, and is subject to revision based final allocations of the purchase price to the identifiable assets and liabilities acquired.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2021
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$622,517	$(343,335)	$279,182	6 to 25 years
Advertiser relationships	46,282	(28,132)	18,150	11 years
Trade names and other amortizable intangible assets	119,856	(41,090)	78,766	3 to 20 years
Total amortizable intangible assets	788,655	(412,557)	376,098
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$808,555	$(412,557)	$395,998

(In thousands)	December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$624,699	$(330,350)	$294,349
Advertiser relationships	46,282	(26,028)	20,254
Trade names and other amortizable intangible assets	116,526	(40,357)	76,169
Total amortizable intangible assets	787,507	(396,735)	390,772
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$807,407	$(396,735)	$410,672

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2021 and 2020 was $18.9 million and $23.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2021	$38,970
2022	40,147
2023	40,059
2024	39,990
2025	38,183

Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2021	December 31, 2020
Employee related costs	78,613	$98,661
Participations and residuals	130,649	106,785
Interest	37,936	29,345
Settlement Payment	200,000	—
Other accrued expenses	35,770	85,214
Total accrued liabilities	$482,968	$320,005
With regard to the Settlement Payment, the Company has taken a charge of approximately $143 million in the quarter ended June 30, 2021 in consideration for the settlement of certain litigation (see Note 15, Commitments and Contingencies), which amount is net of approximately $57 million of ordinary course accrued participations, including amounts previously recorded in Other liabilities (long-term).

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2021	December 31, 2020
Senior Secured Credit Facility: (a)
Term Loan A Facility	$675,000	$675,000
Senior Notes:
4.75% Notes due December 2022	—	400,000
5.00% Notes due April 2024	400,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	—
Total long-term debt	2,875,000	2,875,000
Unamortized discount	(25,321)	(18,337)
Unamortized deferred financing costs	(15,015)	(7,356)
Long-term debt, net	2,834,664	2,849,307
Current portion of long-term debt	16,875	75,000
Noncurrent portion of long-term debt	$2,817,789	$2,774,307
(a)The Company's $500 million revolving credit facility remains undrawn at June 30, 2021. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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

Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use asset	$122,322	$146,522
Finance	Property and equipment, net	12,630	13,179
Total lease assets		$134,952	$159,701
Liabilities
Current:
Operating	Current portion of lease obligations	$29,671	$28,813
Finance	Current portion of lease obligations	3,532	3,622
		$33,203	$32,435
Noncurrent:
Operating	Lease obligations	$129,658	166,452
Finance	Lease obligations	25,739	27,872
		155,397	$194,324

Total lease liabilities		$188,600	$226,759

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2021:
Assets
Cash equivalents	$140,037	$—	$—	$140,037
Marketable securities	9,019	—	—	9,019
Foreign currency derivatives	—	473	—	473
Liabilities
Interest rate swap contracts	$—	$1,195	$—	$1,195
Foreign currency derivatives	—	2,948	—	2,948

At December 31, 2020:
Assets
Cash equivalents	$107,494	$—	$—	$107,494
Marketable securities	62,442	—	—	62,442
Foreign currency derivatives	—	667	—	667
Liabilities
Interest rate swap contracts	$—	$2,403	$—	$2,403
Foreign currency derivatives	—	3,515	—	3,515
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
At June 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$663,245	$669,938
5.00% Notes due April 2024	397,210	404,500
4.75% Notes due August 2025	791,097	821,000
4.25% Notes due February 2029	983,112	1,006,250
	$2,834,664	$2,901,688

(In thousands)	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$669,878	$665,719
4.75% Notes due December 2022	398,230	400,500
5.00% Notes due April 2024	991,074	1,015,000
4.75% Notes due August 2025	790,125	826,160
	$2,849,307	$2,907,379
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
As of June 30, 2021, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$1,195	$2,403
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$197	$300
Foreign currency derivatives	Other assets	276	367
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,052	$1,084
Foreign currency derivatives	Other liabilities	1,896	2,431
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(21)	$(176)	Interest expense	$619	$517

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(17)	$(2,410)	Interest expense	$1,225	$754

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency derivatives	Miscellaneous, net	$(149)	$(1,126)	$(95)	$(718)

Note 14. Income Taxes
For the three and six months ended June 30, 2021, income tax expense was $11.3 million and $37.2 million, respectively, representing an effective tax rate of 21% for both periods. The items resulting in variances from the federal statutory rate of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
21% for the three months ended June 30, 2021 primarily consist of state and local income tax expense and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax, partially offset by a tax benefit from foreign operations. The items resulting in variances from the federal statutory rate of 21% for the six months ended June 30, 2021 primarily consist of a discrete tax benefit for excess tax benefits related to stock compensation, partially offset by state and local income tax expense.
For the three and six months ended June 30, 2020, income tax expense was $9.7 million and $43.3 million, respectively, representing an effective tax rate of 36% and 32%, respectively, as compared to the federal statutory rate of 21%. The effective tax rate differed from the federal statutory rate for both periods due primarily to tax expense from foreign operations, state and local income tax expense and tax expense resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit relating to uncertain tax positions (including accrued interest) and a tax benefit related to a foreign-derived intangible income deduction. The discrete tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements.
At June 30, 2021, the Company had foreign tax credit carry forwards of approximately $33.5 million, expiring on various dates from 2022 through 2031. These carryforwards have been reduced by a valuation allowance of $33.5 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2021, $0.5 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of June 30, 2021, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $92.0 million, as compared to December 31, 2020, to $1,103.9 million. The increase primarily relates to additional commitments for program rights.
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
On January 18, 2018, Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The two actions were consolidated for a joint trial, scheduled to begin on April 4, 2022.
On July 16, 2021, the parties entered into a settlement agreement (the “Settlement Agreement”) to resolve the consolidated actions. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company has taken a charge of approximately $143 million in the quarter ended June 30, 2021 in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of approximately $57 million of ordinary course accrued participations. The Settlement Agreement also includes customary provisions included in such agreements, including providing for mutual releases, covenants not to sue, waivers, confidentiality, non-disparagement and indemnification for third party claims. On July 21, 2021, the Plaintiffs filed a stipulation to discontinue the consolidated actions, with prejudice.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The California Plaintiffs seek compensatory and punitive damages and restitution. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the California Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021 the court granted in part and denied in part the Company's motion. On June 9, 2021, the judge in the California Action set a tentative trial date of November 1, 2021 with regard to claims not addressed in the first phase trial. The November 1, 2021 trial date is subject to the availability of the Company’s trial counsel, with a back-up date of May 9, 2022 if it is determined that the trial cannot proceed on November 1, 2021. The parties have resumed discovery in preparation for the November 1, 2021 trial. The Company believes that the remaining asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In June 2021, AMC Networks granted 29,916 restricted stock units ("RSUs") under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In March 2021, AMC Networks granted 535,278 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 178,764 RSUs include the achievement of certain performance targets by the Company.
During the six months ended June 30, 2021, 617,051 RSUs and 368,296 performance restricted stock units (PRSUs) of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 263,671 RSUs and 168,712 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 353,380 RSU and 199,584 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $34.6 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2021.
Share-based compensation expense included in selling, general and administrative expense was $16.3 million and $29.7 million for the three and six months ended June 30, 2021, respectively and $15.2 million and $30.7 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, there was $47.4 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.9 years.
Note 17. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2021.

(In thousands)	Six Months Ended June 30, 2021
December 31, 2020	$315,649
Net earnings	10,139
Distributions	(10,351)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
June 30, 2021	$289,030
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
Note 18. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2021	2020
Non-Cash Investing and Financing Activities:
Finance lease additions	$—	$14,266
Capital expenditures incurred but not yet paid	1,758	1,906
Supplemental Data:
Cash interest paid	54,207	68,129
Income taxes paid, net	45,058	29,723

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

(In thousands)	Three Months Ended June 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$212,282	$25,967	$—	$238,249
Distribution and other	426,733	112,310	(5,900)	533,143
Consolidated revenues, net	$639,015	$138,277	$(5,900)	$771,392
Operating income (loss)	$88,116	$19,963	$(39,823)	$68,256
Share-based compensation expense	7,292	913	8,057	16,262
Depreciation and amortization	11,716	4,328	6,560	22,604
Impairment and other charges	143,000	(82)	—	142,918
Restructuring and other related charges	216	(17)	(44)	155
Cloud computing amortization	—	—	642	642
Majority-owned equity investees AOI	(200)	—	—	(200)
Adjusted operating income	$250,140	$25,105	$(24,608)	$250,637

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$187,434	$14,810	$—	202,244
Distribution and other	375,498	75,872	(7,323)	444,047
Consolidated revenues, net	$562,932	$90,682	$(7,323)	$646,291
Operating income (loss)	$217,586	$(125,562)	$(43,222)	48,802
Share-based compensation expense	4,844	909	9,482	15,235
Depreciation and amortization	11,301	7,563	7,041	25,905
Restructuring and other related charges	1,204	2,262	41	3,507
Impairment charges	—	130,411	—	130,411
Majority-owned equity investees AOI	1,418	—	—	1,418
Adjusted operating income	$236,353	$15,583	$(26,658)	$225,278

(In thousands)	Six Months Ended June 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$411,424	$47,538	$—	$458,962
Distribution and other	801,560	211,906	(9,295)	1,004,171
Consolidated revenues, net	$1,212,984	$259,444	$(9,295)	$1,463,133
Operating income (loss)	$304,575	$16,801	$(83,412)	$237,964
Share-based compensation expense	12,931	2,144	14,633	29,708
Depreciation and amortization	25,089	9,277	13,484	47,850
Impairment and other charges	143,000	15,973	—	158,973
Restructuring and other related charges	2,643	4,473	1,664	8,780
Cloud computing amortization	—	—	906	906
Majority-owned equity investees AOI	4,435	—	—	4,435
Adjusted operating income	$492,673	$48,668	$(52,725)	$488,616

(In thousands)	Six Months Ended June 30, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$400,660	$34,174	$—	$434,834
Distribution and other	774,165	181,336	(9,669)	945,832
Consolidated revenues, net	$1,174,825	$215,510	$(9,669)	$1,380,666
Operating income (loss)	$442,187	$(121,201)	$(99,214)	$221,772
Share-based compensation expense	7,568	1,518	21,661	30,747
Depreciation and amortization	22,251	16,459	13,925	52,635
Restructuring and other related charges	2,686	6,239	548	9,473
Impairment charges	—	130,411	—	130,411
Majority-owned equity investees AOI	2,694	—	—	2,694
Adjusted operating income	$477,386	$33,426	$(63,080)	$447,732

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Inter-segment revenues
Domestic Operations	$(6,256)	$(6,196)	$(6,926)	$(7,557)
International and Other	356	(1,127)	(2,369)	(2,112)
	$(5,900)	$(7,323)	$(9,295)	$(9,669)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
United States	$612,326	$523,395	$1,189,474	$1,148,388
Europe	119,555	91,836	201,591	164,315
Other	39,511	31,060	72,068	67,963
	$771,392	$646,291	$1,463,133	$1,380,666

The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2021	December 31, 2020
Property and equipment, net
United States	$206,042	$239,387
Europe	14,809	15,938
Other	704	720
	$221,555	$256,045

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2021, as well as an analysis of our cash flows for the six months ended June 30, 2021 and 2020. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2021 as compared to December 31, 2020.
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net
Domestic Operations	$639,015	$562,932	$1,212,984	$1,174,825
International and Other	138,277	90,682	259,444	215,510
Inter-segment Eliminations	(5,900)	(7,323)	(9,295)	(9,669)
Consolidated revenues, net	$771,392	$646,291	$1,463,133	$1,380,666
Operating income (loss)
Domestic Operations	$88,116	$217,586	$304,575	$442,187
International and Other	19,963	(125,562)	16,801	(121,201)
Corporate / Inter-segment Eliminations	(39,823)	(43,222)	(83,412)	(99,214)
Consolidated operating income	$68,256	$48,802	$237,964	$221,772
AOI
Domestic Operations	$250,140	$236,353	$492,673	$477,386
International and Other	25,105	15,583	48,668	33,426
Corporate / Inter-segment Eliminations	(24,608)	(26,658)	(52,725)	(63,080)
Consolidated AOI	$250,637	$225,278	$488,616	$447,732
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

The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income	$68,256	$48,802	$237,964	$221,772
Share-based compensation expense	16,262	15,235	29,708	30,747
Depreciation and amortization	22,604	25,905	47,850	52,635
Restructuring and other related charges	155	3,507	8,780	9,473
Impairment and other charges	142,918	130,411	158,973	130,411
Cloud computing amortization	642	—	906	—
Majority-owned equity investees AOI	(200)	1,418	4,435	2,694
AOI	$250,637	$225,278	$488,616	$447,732
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

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the six months ended June 30, 2021, distribution revenues represented 82% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
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
Impact of COVID-19 on Our Business
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$771,392	100.0%	$646,291	100.0%	$125,101	19.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	338,841	43.9	282,503	43.7	56,338	19.9
Selling, general and administrative	198,618	25.7	155,163	24.0	43,455	28.0
Depreciation and amortization	22,604	2.9	25,905	4.0	(3,301)	(12.7)
Impairment and other charges	142,918	18.5	130,411	20.2	12,507	9.6
Restructuring and other related charges	155	—	3,507	0.5	(3,352)	(95.6)
Total operating expenses	703,136	91.2	597,489	92.4	105,647	17.7
Operating income	68,256	8.8	48,802	7.6	19,454	39.9
Other income (expense):
Interest expense, net	(28,511)	(3.7)	(30,574)	(4.7)	2,063	(6.7)
Miscellaneous, net	14,174	1.8	8,713	1.3	5,461	62.7
Total other income (expense)	(14,337)	(1.9)	(21,861)	(3.4)	7,524	(34.4)
Net income from operations before income taxes	53,919	7.0	26,941	4.2	26,978	100.1
Income tax expense	(11,321)	(1.5)	(9,707)	(1.5)	(1,614)	16.6
Net income including noncontrolling interests	42,598	5.5	17,234	2.7	25,364	147.2
Net income attributable to noncontrolling interests	(6,713)	(0.9)	(2,273)	(0.4)	(4,440)	195.3
Net income attributable to AMC Networks' stockholders	$35,885	4.7%	$14,961	2.3%	$20,924	139.9%

Domestic Operations Segment Results
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$639,015	100.0%	$562,932	100.0%	$76,083	13.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	268,399	42.0	235,335	41.8	33,064	14.0
Selling, general and administrative	127,568	20.0	97,506	17.3	30,062	30.8
Depreciation and amortization	11,716	1.8	11,301	2.0	415	3.7
Impairment and other charges	143,000	22.4	—	—	143,000	n/m
Restructuring and other related charges	216	—	1,204	0.2	(988)	(82.1)
Operating income	$88,116	13.8%	$217,586	38.7%	$(129,470)	(59.5)
Share-based compensation expense	7,292	1.1	4,844	0.9	2,448	50.5
Depreciation and amortization	11,716	1.8	11,301	2.0	415	3.7
Impairment and other charges	143,000	22.4	—	—%	143,000	n/m
Restructuring and other related charges	216	—	1,204	0.2%	(988)	(82.1)
Majority-owned equity investees AOI	(200)	—	1,418	0.3%	(1,618)	(114.1)
AOI	$250,140	39.1%	$236,353	42.0%	$13,787	5.8%

International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$138,277	100.0%	$90,682	100.0%	$47,595	52.5%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	73,795	53.4	54,190	59.8	19,605	36.2
Selling, general and administrative	40,290	29.1	21,818	24.1	18,472	84.7
Depreciation and amortization	4,328	3.1	7,563	8.3	(3,235)	(42.8)
Impairment charges	(82)	(0.1)	130,411	143.8	(130,493)	(100.1)
Restructuring and other related charges	(17)	—	2,262	2.5	(2,279)	(100.8)
Operating loss	$19,963	14.4%	$(125,562)	(138.5)%	$145,525	n/m
Share-based compensation expense	913	0.7	909	1.0	4	0.4
Depreciation and amortization	4,328	3.1	7,563	8.3	(3,235)	(42.8)
Impairment and other charges	(82)	(0.1)	130,411	143.8	(130,493)	(100.1)
Restructuring and other related charges	(17)	—	2,262	2.5	(2,279)	(100.8)
AOI	$25,105	18.2%	$15,583	17.2%	$9,522	61.1%

Revenues, net
Revenues, net increased $125.1 million to $771.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Domestic Operations	$639,015	82.8%	$562,932	87.1%	$76,083	13.5%
International and Other	138,277	17.9	90,682	14.0	47,595	52.5
Inter-segment eliminations	(5,900)	(0.8)	(7,323)	(1.1)	1,423	(19.4)
Consolidated revenues, net	$771,392	100.0%	$646,291	100.0%	$125,101	19.4%
Domestic Operations
The increase in Domestic Operations revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$212,282	33.2%	$187,434	33.3%	$24,848	13.3%
Distribution and other	426,733	66.8	375,498	66.7	51,235	13.6
	$639,015	100.0%	$562,932	100.0%	$76,083	13.5%
•The increase of $24.8 million in advertising revenues was primarily attributable to higher pricing and ad-supported streaming growth, partially offset by a reduction in the number of episodes of our original programming and lower ratings. Most of our advertising revenues vary based on the number and timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•The increase of $51.2 million in distribution and other revenues was primarily related to a 21% increase in subscription revenues driven by an increase in subscribers to our streaming services as well as the one-time beneficial impact of a distribution agreement renewal. Excluding the one-time beneficial impact, subscription revenues increased 17%. The increase in subscription revenue was partially offset by a 10% decrease in content licensing revenues related to the number of original programs we distributed as compared to the prior comparable period as a result of COVID-19 pandemic production delays. Subscription revenues vary based on the impact of renewals of affiliation agreements and streaming service subscription trends, and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$25,967	18.8%	$14,810	16.3%	$11,157	75.3%
Distribution and other	112,310	81.2	75,872	83.7	36,438	48.0
	$138,277	100.0%	$90,682	100.0%	$47,595	52.5%
The increase in advertising revenues is primarily related to higher pricing and an increase in ratings, as well as the favorable impact of foreign currency translation. The increase in distribution revenues related to the resumption of production activities at 25/7 Media and the favorable impact of foreign currency fluctuations at AMCNI.
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

Technical and operating expense (excluding depreciation and amortization) increased $56.3 million to $338.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$268,399	$235,335	$33,064	14.0%
International and Other	73,795	54,190	19,605	36.2
Inter-segment eliminations	(3,353)	(7,022)	3,669	(52.3)
Total	$338,841	$282,503	$56,338	19.9%
Percentage of revenues, net	43.9%	43.7%
Domestic Operations
The increase in technical and operating expense of $33.1 million was primarily related to an increase in other direct programming costs. There were no significant program write-offs for three months ended June 30, 2021. There was $7.5 million of program write-offs for three months ended June 30, 2020. Programming write-offs are based on management's periodic assessment of programming usefulness.
There may be significant changes in the level of our technical and operating expenses from quarter to quarter and year to year due to original programming costs and/or content acquisition costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
Technical and operating expense increased $19.6 million primarily due to an increase at 25/7 Media related to the resumption of production activities.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $43.5 million to $198.6 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$127,568	$97,506	$30,062	30.8%
International and Other	40,290	21,818	18,472	84.7
Corporate / Inter-segment eliminations	30,760	35,839	(5,079)	(14.2)
Total	$198,618	$155,163	$43,455	28.0%
Percentage of revenues, net	25.7%	24.0%
Domestic Operations
Selling, general and administrative expense increased $30.1 million principally due to higher advertising and subscriber acquisition expenses related to our streaming services.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotions and marketing of original programming series.
International and Other
Selling, general and administrative expense increased $18.5 million, primarily related to increased selling expenses, including commissions at AMCNI.
Corporate / Inter-segment eliminations
The decrease in corporate charges is due primarily to lower administrative costs and stock-based compensation expense.

Depreciation and amortization
Depreciation and amortization expense decreased $3.3 million to $22.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$11,716	$11,301	$415	3.7%
International and Other	4,328	7,563	(3,235)	(42.8)
Corporate / Inter-segment Eliminations	6,560	7,041	(481)	(6.8)
	$22,604	$25,905	$(3,301)	(12.7)%
The decrease in depreciation and amortization expense in the International and Other segment was primarily due to the lower carrying values of long-lived assets resulting from the impairment charge recognized in June 2020.
Impairment and other charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
In June 2020, as a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. Based on our then current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.3 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.
Restructuring and other related charges
Restructuring and other related charges of $0.2 million for the three months ended June 30, 2021 are associated with the restructuring plan announced in November 2020.
Restructuring and other related charges of $3.5 million for the three months ended June 30, 2020 primarily consisted of charges at AMCNI of $2.3 million related to costs associated with termination of distribution in certain territories and charges of $1.2 million related to severance associated with previously announced restructuring activities.
Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$88,116	$217,586	$(129,470)	(59.5)%
International and Other	19,963	(125,562)	145,525	(115.9)
Corporate / Inter-segment Eliminations	(39,823)	(43,222)	3,399	(7.9)
	$68,256	$48,802	$19,454	39.9%
The decrease in operating income at the Domestic Operations segment was primarily attributable to the $143.0 million charge taken in connection with the Settlement Agreement discussed above, as well as increases in technical and operating expense of $33.1 million and selling, general and administrative expense of $30.1 million, partially offset by an increase in revenue of $76.1 million.
The increase in operating income at the International and Other segment was primarily attributable the impairment charges of 130.4 million taken in 2020, as well as an increase in revenues of $47.6 million, partially offset by increases in technical and operating expense of $19.6 million and selling, general and administrative expense of $18.5 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Operating income	$68,256	$48,802	$19,454	39.9%
Share-based compensation expense	16,262	15,235	1,027	6.7
Depreciation and amortization	22,604	25,905	(3,301)	(12.7)
Impairment and other charges	142,918	130,411	12,507	9.6
Restructuring and other related charges	155	3,507	(3,352)	(95.6)
Majority-owned equity investees AOI	(200)	1,418	(1,618)	(114.1)
Cloud computing amortization	642	—	642	n/m
AOI	$250,637	$225,278	$25,359	11.3%
AOI increased $25.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The net change by segment was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$250,140	$236,353	$13,787	5.8%
International and Other	25,105	15,583	9,522	61.1
Corporate / Inter-segment Eliminations	(24,608)	(26,658)	2,050	(7.7)
AOI	$250,637	$225,278	$25,359	11.3%
The increases in AOI at the Domestic Operations and the International and Other segments were primarily due to the increase in revenues, partially offset by higher technical and operating expenses and higher selling, general, and administrative expenses.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $2.1 million is primarily due to lower average interest rates on our outstanding senior notes.
Miscellaneous, net
Miscellaneous, net was income of $14.2 million for the three months ended June 30, 2021 as compared to income of $8.7 million for the three months ended June 30, 2020. The increase in miscellaneous, net income of $5.5 million was primarily related to a favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended June 30, 2021, income tax expense was $11.3 million representing an effective tax rate of 21%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax, partially offset by a tax benefit from foreign operations.

For the three months ended June 30, 2020, income tax expense was $9.7 million representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign operations, state and local income tax expense and tax expense resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit relating to uncertain tax positions (including accrued interest) and tax benefit related to a foreign-derived intangible income deduction. The discrete tax benefit relating to uncertain tax positions is primarily due to an audit settlement and the filing of state income tax returns under a voluntary disclosure agreement.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,463,133	100.0%	$1,380,666	100.0%	$82,467	6.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	619,413	42.3	626,563	45.4	(7,150)	(1.1)
Selling, general and administrative	390,153	26.7	339,812	24.6	50,341	14.8
Depreciation and amortization	47,850	3.3	52,635	3.8	(4,785)	(9.1)
Impairment and other charges	158,973	10.9	130,411	9.4	28,562	21.9
Restructuring and other related charges	8,780	0.6	9,473	0.7	(693)	(7.3)
Total operating expenses	1,225,169	83.7	1,158,894	83.9	66,275	5.7
Operating income	237,964	16.3	221,772	16.1	16,192	7.3
Other income (expense):
Interest expense, net	(60,911)	(4.2)	(63,583)	(4.6)	2,672	(4.2)
Loss on extinguishment of debt	(22,074)	(1.5)	(2,908)	(0.2)	(19,166)	n/m
Miscellaneous, net	19,580	1.3	(21,226)	(1.5)	40,806	(192.2)
Total other income (expense)	(63,405)	(4.3)	(87,717)	(6.4)	24,312	(27.7)
Net income from operations before income taxes	174,559	11.9	134,055	9.7	40,504	30.2
Income tax expense	(37,236)	(2.5)	(43,295)	(3.1)	6,059	(14.0)
Net income including noncontrolling interests	137,323	9.4	90,760	6.6	46,563	51.3
Net income attributable to noncontrolling interests	(14,417)	(1.0)	(7,132)	(0.5)	(7,285)	102.1
Net income attributable to AMC Networks' stockholders	$122,906	8.4%	$83,628	6.1%	$39,278	47.0%

Domestic Operations Segment Results
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Six Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,212,984	100.0%	$1,174,825	100.0%	$38,159	3.2%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	480,360	39.6	498,683	42.4	(18,323)	(3.7)
Selling, general and administrative	257,317	21.2	209,018	17.8	48,299	23.1
Depreciation and amortization	25,089	2.1	22,251	1.9	2,838	12.8
Impairment and other charges	143,000	11.8	—	—	143,000	n/m
Restructuring and other related charges	2,643	0.2	2,686	0.2	(43)	(1.6)
Operating income	$304,575	25.1%	$442,187	37.6%	$(137,612)	(31.1)%
Share-based compensation expense	12,931	1.1	7,568	0.6	5,363	70.9
Depreciation and amortization	25,089	2.1	22,251	1.9	2,838	12.8
Impairment and other charges	143,000	11.8	—	—	143,000	n/m
Restructuring and other related charges	2,643	0.2	2,686	0.2	(43)	(1.6)
Majority-owned equity investees AOI	4,435	0.4	2,694	0.2	1,741	64.6
AOI	$492,673	40.6%	$477,386	40.6%	$15,287	3.2%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Six Months Ended June 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$259,444	100.0%	$215,510	100.0%	$43,934	20.4%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	150,104	57.9	134,326	62.3	15,778	11.7
Selling, general and administrative	62,816	24.2	49,276	22.9	13,540	27.5
Depreciation and amortization	9,277	3.6	16,459	7.6	(7,182)	(43.6)
Impairment charges	15,973	6.2	130,411	60.5	(114,438)	(87.8)
Restructuring and other related charges	4,473	1.7	6,239	2.9	(1,766)	(28.3)
Operating loss	$16,801	6.5%	$(121,201)	(56.2)%	$138,002	(113.9)
Share-based compensation expense	2,144	0.8	1,518	0.7	626	41.2
Depreciation and amortization	9,277	3.6	16,459	7.6	(7,182)	(43.6)
Impairment and other charges	15,973	6.2	130,411	60.5	(114,438)	(87.8)
Restructuring and other related charges	4,473	1.7	6,239	2.9	(1,766)	(28.3)
AOI	$48,668	18.8%	$33,426	15.5%	$15,242	45.6%

Revenues, net
Revenues, net increased $82.5 million to $1,463.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Domestic Operations	$1,212,984	83.0%	$1,174,825	85.2%	$38,159	3.2%
International and Other	259,444	17.7	215,510	15.6	43,934	20.4
Inter-segment Eliminations	(9,295)	(0.6)	(9,669)	(0.7)	374	(3.9)
Consolidated revenues, net	$1,463,133	100.1%	$1,380,666	100.1%	$82,467	6.0%
Domestic Operations
The increase in Domestic Operations revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$411,424	33.9%	$400,660	34.1%	$10,764	2.7%
Distribution and other	801,560	66.1	774,165	65.9	27,395	3.5
	$1,212,984	100.0%	$1,174,825	100.0%	$38,159	3.2%
•The increase of $10.8 million in advertising revenues was primarily attributable to higher pricing and ad-supported streaming growth, partially offset by a reduction in the number of episodes of our original programming and lower ratings. Most of our advertising revenues vary based on the number and timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•The increase of $27.4 million in distribution and other revenues was primarily related to an 18% increase in subscription revenues driven by an increase in subscribers to our streaming services as well as the one-time beneficial impact of a distribution agreement renewal. Excluding the one-time beneficial impact, subscription revenues increased 15%. The increase in subscription revenues was partially offset by a 34% decrease in content licensing revenues related to the number of original programs we distributed as compared to the prior comparable period as a result of COVID-19 pandemic production delays. Subscription revenues vary based on the impact of renewals of affiliation agreements and streaming service subscription trends, and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Six Months Ended June 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$47,538	18.3%	$34,174	15.9%	$13,364	39.1%
Distribution and other	211,906	81.7	181,336	84.1	30,570	16.9
	$259,444	100.0%	$215,510	100.0%	$43,934	20.4%
The increase in advertising revenues is primarily related to higher pricing and an increase in ratings, as well as the favorable impact of foreign currency translation. The increase in distribution revenues related to the resumption of production activities at 25/7 Media and the favorable impact of foreign currency fluctuations at AMCNI.
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

Technical and operating expense (excluding depreciation and amortization) decreased $7.2 million to $619.4 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$480,360	$498,683	$(18,323)	(3.7)%
International and Other	150,104	134,326	15,778	11.7
Inter-segment Eliminations	(11,051)	(6,446)	(4,605)	71.4
Total	$619,413	$626,563	$(7,150)	(1.1)%
Percentage of revenues, net	42.3%	45.4%
Domestic Operations
The decrease in technical and operating expense of $18.3 million was due to a decrease in program amortization primarily attributable to the mix of original programming as compared to the prior comparable period, partially offset by an increase in other direct program costs. There were no significant program write-offs for the six months ended June 30, 2021. There was $7.5 million of program write-offs for six months ended June 30, 2020. Programming write-offs are based on management's periodic assessment of programming usefulness.
There may be significant changes in the level of our technical and operating expenses from quarter to quarter and year to year due to original programming costs and/or content acquisition costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as these costs are amortized based on the film-forecast-computation method. As additional competition for programming increases and alternate distribution technologies continue to develop in the industry, costs for content acquisition and original programming may increase.
International and Other
The increase in technical and operating expense of $15.8 million was primarily due to an increase at 25/7 Media related to the resumption of production activities.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $50.3 million to $390.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$257,317	$209,018	$48,299	23.1%
International and Other	62,816	49,276	13,540	27.5
Corporate / Inter-segment Eliminations	70,020	81,518	(11,498)	(14.1)
Total	$390,153	$339,812	$50,341	14.8%
Percentage of revenues, net	26.7%	24.6%
Domestic Operations
Selling, general and administrative expense increased $48.3 million principally due to higher advertising and subscriber acquisition expenses related to our streaming services.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotions and marketing of original programming series.
International and Other
Selling, general and administrative expense increased $13.5 million primarily related to increased selling expenses, including commissions at AMCNI, partially offset by a decrease in administrative expense at 25/7 Media related to the temporary closure of comedy venues (until the spin-off in March 2021) as a result of the COVID-19 pandemic.
Corporate / Inter-segment eliminations

The decrease in corporate charges is due primarily to lower stock-based compensation expense and lower administrative costs.
Depreciation and amortization
Depreciation and amortization expense decreased $4.8 million to $47.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$25,089	$22,251	$2,838	12.8%
International and Other	9,277	16,459	(7,182)	(43.6)
Corporate / Inter-segment Eliminations	13,484	13,925	(441)	(3.2)
	$47,850	$52,635	$(4,785)	(9.1)%
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
Impairment and other charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
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

In June 2020, as a result of the continuing impact of the COVID-19 pandemic, we qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. Based on our then current projections and updated forecasts, we determined that sufficient indicators of potential impairment of long-lived assets existed and, in connection with the preparation of the Company's second quarter financial information, the Company performed a recoverability test of certain long-lived asset groups within the AMCNI reporting unit. This resulted in an impairment charge of $105.3 million primarily related to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets. The Company then performed a goodwill impairment test and determined that the carrying value of the AMCNI reporting unit exceeded its fair value, resulting in an impairment charge of $25.1 million.

Restructuring and other related charges

Restructuring and other related charges of $8.8 million for the six months ended June 30, 2021 consisted of $4.3 million of severance costs associated with the restructuring plan announced in November 2020 and $4.5 million at AMCNI related to the termination of distribution in certain international territories.

Restructuring and other related charges of $9.5 million for the six months ended June 30, 2020 primarily consisted of charges at AMCNI of $6.2 million related to costs associated with termination of distribution in certain territories and charges of $3.3 million related to severance associated with previously announced restructuring activities.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$304,575	$442,187	$(137,612)	(31.1)%
International and Other	16,801	(121,201)	138,002	(113.9)
Corporate / Inter-segment Eliminations	(83,412)	(99,214)	15,802	(15.9)
	$237,964	$221,772	$16,192	7.3%
The decrease in operating income at the Domestic Operations segment was primarily attributable to the $143.0 million charge taken in connection with the Settlement Agreement discussed above, as well as increase in selling, general and administrative expense of $48.3 million, partially offset by an increase in revenue of $38.2 million and an a increase in technical and operating expense of $18.3 million.
The increase in operating income at the International and Other segment was primarily attributable to a decreases in impairment and other charges of $114.4 million and depreciation and amortization of $7.2 million, as well as an increase in revenues of $43.9 million, partially offset by increases in technical and operating expense of $15.8 million, and selling, general and administrative expense of $13.5 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Operating income	$237,964	$221,772	$16,192	7.3%
Share-based compensation expense	29,708	30,747	(1,039)	(3.4)
Depreciation and amortization	47,850	52,635	(4,785)	(9.1)
Impairment and other charges	158,973	130,411	28,562	21.9
Restructuring and other related charges	8,780	9,473	(693)	(7.3)
Majority-owned equity investees AOI	4,435	2,694	1,741	64.6
Cloud computing amortization	906	—	906	n/m
AOI	$488,616	$447,732	$40,884	9.1%
AOI increased $40.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The net change by segment was as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$492,673	$477,386	$15,287	3.2%
International and Other	48,668	33,426	15,242	45.6
Corporate / Inter-segment Eliminations	(52,725)	(63,080)	10,355	(16.4)
AOI	$488,616	$447,732	$40,884	9.1%
The increase in AOI at the Domestic Operations segment was primarily due to the increase in revenues and a decrease in technical and operating expenses, partially offset by higher selling, general, and administrative expenses. The increase in AOI at the International and Other segment was primarily due to the increase in revenues, partially offset by higher technical and operating expenses and higher selling, general, and administrative expenses.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $2.7 million is primarily due to lower average interest rates on our outstanding senior notes.
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
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due December 2022. The loss on extinguishment of debt for the six months ended March 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The increase in miscellaneous income, net of $40.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily related to a favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, as well as a net gain associated with various investments compared to the prior year.
Income tax expense
For the six months ended June 30, 2021, income tax expense was $37.2 million representing an effective tax rate of 21%. The items resulting in variances from the federal statutory rate of 21% primarily consist of a discrete tax benefit for excess tax benefits related to stock compensation, partially offset by state and local income tax expense.

For the six months ended June 30, 2020, income tax expense was $43.3 million representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense from foreign operations, state and local income tax expense and tax expense resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit relating to uncertain tax positions (including accrued interest) and tax benefit related to a foreign-derived intangible income deduction. The discrete tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements.
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
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the six months ended June 30, 2021, we did not repurchase any of our Class A common stock. As of June 30, 2021, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

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
As of June 30, 2021, our consolidated cash and cash equivalents balance includes approximately $229.4 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at June 30, 2021. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2021.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30,:

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$131,167	$424,912
Cash provided by (used in) investing activities	42,000	(9,998)
Cash used in financing activities	(64,226)	(336,816)
Net increase in cash and cash equivalents	$108,941	$78,098
Operating Activities
Net cash provided by operating activities amounted to $131.2 million for the six months ended June 30, 2021 as compared to $424.9 million for the six months ended June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 primarily resulted from $742.2 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $583.5 million, an increase in deferred carriage fees of $27.9 million, and an increase in prepaid expense and other assets of $18.2 million. Changes in all other assets and liabilities resulted in an increase of $18.6 million.
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

Investing Activities
Net cash provided by (used in) investing activities for the six months ended June 30, 2021 and 2020 was $42.0 million and $(10.0) million, respectively. For the six months ended June 30, 2021, cash provided by investing activities included proceeds received from the sale of an investment of $95.4 million and the collection of a loan for $20.0 million, partially offset by the acquisition of equity securities of $28.4 million, payments for the acquisition of a business of $19.1 million, and capital expenditures of $18.8 million. All other changes in investing activities resulted in an decrease of $7.1 million. For the six months ended June 30, 2020, cash used in investing activities included capital expenditures of $22.2 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million and principal payments received from a loan to an investee of $2.5 million.
Financing Activities
Net cash used in financing activities amounted to $64.2 million for the six months ended June 30, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $34.6 million, distributions to noncontrolling interests of $11.9 million, and payments on finance leases of $2.0 million, partially offset by proceeds from the exercise of stock options of $12.1 million and contributions from noncontrolling interests of $2.7 million.
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
Contractual Obligations
As of June 30, 2021, our contractual obligations not reflected on the condensed consolidated balance sheet increased $92.0 million, as compared to December 31, 2020, to $1,103.9 million. The increase primarily relates to additional commitments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2021 included $400 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$994,582	$—	$974,389
Operating expenses	—	796,356	—	658,100
Operating income	$—	$198,226	$—	$316,289
Income before income taxes	$150,784	$243,001	$118,767	$196,708
Net income	122,906	238,646	79,454	192,292

Balance Sheet	June 30, 2021		December 31, 2020
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$16,897	$28	$25,749	$74,649
Current assets	49,210	1,318,197	35,424	1,291,630
Non-current assets	3,834,834	3,415,898	3,729,996	3,151,581

Liabilities and equity:
Amounts due to subsidiaries	$—	$31,500	$—	$27,091
Current liabilities	71,078	733,579	124,886	545,105
Non-current liabilities	3,079,296	292,642	3,023,726	300,449

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2021, the carrying value of our fixed rate debt of $2.17 billion was less than its fair value of $2.23 billion by approximately $60.3 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2021 would increase the estimated fair value of our fixed rate debt by approximately $47.0 million to approximately $2.28 billion.
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
As of June 30, 2021, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of June 30, 2021, we had interest rate swap contracts outstanding with notional amounts aggregating $100 million. The aggregate fair value of interest rate swap contracts at June 30, 2021 was a net liability of $1.2 million. As a result of these transactions, the interest rate paid on approximately 80% of our debt (excluding finance leases) as of June 30, 2021 is effectively fixed (77% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2021 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $3.1 million loss for the three months ended June 30, 2021 and a $6.4 million gain for the six months ended June 30, 2021 related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2021, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the six months ended June 30, 2021, the Company did not repurchase any of its Class A common stock. As of June 30, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

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

AMC Networks Inc.

Date:	August 6, 2021	By:	/s/ Christina Spade
Christina Spade
Executive Vice President and Chief Financial Officer