Form 10-Q
period 2021-09-30
AMC Networks Inc.
filed 2021-11-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 29, 2021:

Class A Common Stock par value $0.01 per share	30,767,784
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$870,967	$888,526
Accounts receivable, trade (less allowance for doubtful accounts of $8,732 and $11,234)	771,546	813,587
Current portion of program rights, net	18,005	13,480
Prepaid expenses and other current assets	208,181	223,173
Total current assets	1,868,699	1,938,766
Property and equipment, net of accumulated depreciation of $284,351 and $261,082	218,699	256,045
Program rights, net	1,700,175	1,269,131
Intangible assets, net	391,778	410,672
Goodwill	689,639	686,407
Deferred tax asset, net	12,202	25,046
Operating lease right-of-use asset	133,044	146,522
Other assets	481,229	513,749
Total assets	$5,495,465	$5,246,338
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,556	$120,530
Accrued liabilities	269,079	320,005
Current portion of program rights obligations	297,118	259,449
Deferred revenue	81,848	71,048
Current portion of long-term debt	26,813	75,000
Current portion of lease obligations	37,383	32,435
Total current liabilities	835,797	878,467
Program rights obligations	226,941	182,511
Long-term debt	2,811,249	2,774,307
Lease obligations	159,998	194,324
Deferred tax liability, net	157,536	132,009
Other liabilities	123,898	125,970
Total liabilities	4,315,419	4,287,588
Commitments and contingencies
Redeemable noncontrolling interests	291,447	315,649
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 65,349 and 64,568 shares issued and 30,756 and 29,975 shares outstanding, respectively	653	646
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	340,033	323,425
Accumulated earnings	2,081,008	1,847,451
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(164,899)	(134,950)
Total AMC Networks stockholders' equity	837,028	616,805
Non-redeemable noncontrolling interests	51,571	26,296
Total stockholders' equity	888,599	643,101
Total liabilities and stockholders' equity	$5,495,465	$5,246,338
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$810,766	$654,015	$2,273,899	$2,034,681
Operating expenses:
Technical and operating (excluding depreciation and amortization)	378,264	333,816	997,677	960,379
Selling, general and administrative	220,011	148,769	610,164	488,581
Depreciation and amortization	23,411	27,547	71,261	80,182
Impairment and other charges	—	—	158,973	130,411
Restructuring and other related charges	754	4,406	9,534	13,879
Total operating expenses	622,440	514,538	1,847,609	1,673,432
Operating income	188,326	139,477	426,290	361,249
Other income (expense):
Interest expense	(31,413)	(33,418)	(97,674)	(105,283)
Interest income	2,264	2,994	7,614	11,276
Loss on extinguishment of debt	—	—	(22,074)	(2,908)
Miscellaneous, net	54	11,138	19,634	(10,088)
Total other expense	(29,095)	(19,286)	(92,500)	(107,003)
Income from operations before income taxes	159,231	120,191	333,790	254,246
Income tax expense	(40,744)	(52,195)	(77,980)	(95,490)
Net income including noncontrolling interests	118,487	67,996	255,810	158,756
Net income attributable to noncontrolling interests	(7,836)	(6,356)	(22,253)	(13,488)
Net income attributable to AMC Networks' stockholders	$110,651	$61,640	$233,557	$145,268

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.60	$1.18	$5.52	$2.72
Diluted	$2.55	$1.17	$5.39	$2.69

Weighted average common shares:
Basic	42,506	52,346	42,308	53,374
Diluted	43,440	52,904	43,332	53,917
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income including noncontrolling interests	$118,487	$67,996	$255,810	$158,756
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,933)	21,475	(32,282)	7,383
Unrealized gain (loss) on interest rate swaps	620	615	1,828	(1,041)
Other comprehensive income (loss), before income taxes	(17,313)	22,090	(30,454)	6,342
Income tax (expense) benefit	(146)	(144)	(430)	242
Other comprehensive income (loss), net of income taxes	(17,459)	21,946	(30,884)	6,584
Comprehensive income	101,028	89,942	224,926	165,340
Comprehensive income attributable to noncontrolling interests	(7,109)	(6,648)	(21,318)	(12,818)
Comprehensive income attributable to AMC Networks' stockholders	$93,919	$83,294	$203,608	$152,522
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542
Net income attributable to AMC Networks’ stockholders	—	—	—	110,651	—	—	110,651	—	110,651
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,856	2,856
Distribution to noncontrolling member	—	—	—	—	—	—	—	(431)	(431)
Other comprehensive income	—	—	—	—	—	(16,732)	(16,732)	(727)	(17,459)
Share-based compensation expense	—	—	9,455	—	—	—	9,455	—	9,455
Net share issuances under employee stock plans	—	—	(15)	—	—	—	(15)	—	(15)
Balance, September 30, 2021	$653	$115	$340,033	$2,081,008	$(1,419,882)	$(164,899)	$837,028	$51,571	$888,599

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2020	$643	$115	$308,288	$1,691,100	$(1,166,119)	$(182,111)	$651,916	$23,229	$675,145
Net income attributable to AMC Networks’ stockholders	—	—	—	61,640	—	—	61,640	—	61,640
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,785	1,785
Distributions to noncontrolling member	—	—	—	—	—	—	—	(563)	(563)
Other comprehensive income	—	—	—	—	—	21,654	21,654	292	21,946
Share-based compensation expense	—	—	12,393	—	—	—	12,393	—	12,393
Balance, September 30, 2020	$643	$115	$320,681	$1,752,740	$(1,166,119)	$(160,457)	$747,603	$24,743	$772,346

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	233,557	—	—	233,557	—	233,557
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	7,134	7,134
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	18,367	18,367
Contribution from noncontrolling member	—	—	—	—	—	—	—	709	709
Other comprehensive income (loss)	—	—	—	—	—	(29,949)	(29,949)	(935)	(30,884)
Share-based compensation expense	—	—	39,163	—	—	—	39,163	—	39,163
Proceeds from the exercise of stock options	—	—	12,100	—	—	—	12,100	—	12,100
Net share issuances under employee stock plans	7	—	(34,655)	—	—	—	(34,648)	—	(34,648)
Balance, September 30, 2021	$653	$115	$340,033	$2,081,008	$(1,419,882)	$(164,899)	$837,028	$51,571	$888,599

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	145,268	—	—	145,268	—	145,268
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	700	700
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,011)	(1,011)
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)		—	(1,956)	—	(1,956)
Other comprehensive income (loss)	—	—	—	—	—	7,254	7,254	(670)	6,584
Share-based compensation expense	—	—	43,141	—	—	—	43,141	—	43,141
Treasury stock acquired	—	—	—	—	(102,938)	—	(102,938)	—	(102,938)
Net share issuances under employee stock plans	4	—	(8,951)	—	—	—	(8,947)	—	(8,947)
Balance, September 30, 2020	$643	$115	$320,681	$1,752,740	$(1,166,119)	$(160,457)	$747,603	$24,743	$772,346

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)/(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$255,810	$158,756
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71,261	80,182
Impairment and other charges	16,055	130,411
Share-based compensation expense related to equity classified awards	39,163	43,141
Non-cash restructuring and other related charges	4,329	6,126
Amortization and write-off of program rights	601,640	622,204
Amortization of deferred carriage fees	16,138	21,088
Unrealized foreign currency transaction (gain) loss	(10,025)	9,242
Amortization of deferred financing costs and discounts on indebtedness	5,820	6,039
Loss on extinguishment of debt	22,074	2,908
Bad debt expense	4,900	340
Deferred income taxes	31,765	12,403
Gain on investments	(4,554)	—
Write-down of non-marketable equity securities and note receivable	—	5,103
Other, net	(3,429)	(10,696)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	38,514	92,328
Prepaid expenses and other assets	(62,799)	79,098
Program rights and obligations, net	(967,172)	(565,267)
Income taxes payable	(5,235)	17,265
Deferred revenue	6,837	(2,234)
Deferred carriage fees, net	(29,207)	(15,057)
Accounts payable, accrued liabilities and other liabilities	12,099	(49,293)
Net cash provided by operating activities	43,984	644,087
Cash flows from investing activities:
Capital expenditures	(29,969)	(34,990)
Return of capital from investees	—	924
Payments for acquisition of a business, net of cash acquired	(19,072)	—
Acquisition of investment securities	(28,397)	(4,111)
Cash paid on distribution of business	(7,052)	—
Principal payment received on loan to investee	20,000	3,750
Proceeds from sale of investments	95,370	10,000
Net cash provided by (used in) investing activities	30,880	(24,427)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	986,000	6,000
Principal payments on long-term debt	(1,015,000)	(242,500)
Deemed repurchases of restricted stock units	(34,648)	(8,947)
Purchase of treasury stock	—	(102,938)
Proceeds from stock option exercises	12,100	—
Principal payments on finance lease obligations	(2,866)	(2,404)
Contributions from noncontrolling interests	2,701	—
Distributions to noncontrolling interests	(14,906)	(13,955)
Net cash used in financing activities	(66,619)	(364,744)
Net increase in cash and cash equivalents	8,245	254,916
Effect of exchange rate changes on cash and cash equivalents	(25,804)	774
Cash and cash equivalents at beginning of period	888,526	816,170
Cash and cash equivalents at end of period	$870,967	$1,071,860
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
Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2021, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2021	December 31, 2020
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,039,981	$1,081,070
Contract assets, short-term (included in Other current assets)	7,837	9,830
Contract assets, long-term (included in Other assets)	942	942
Contract liabilities (Deferred revenue)	81,848	71,048
Revenue recognized for the nine months ended September 30, 2021 relating to the contract liability at December 31, 2020 was $24.4 million.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	42,506	52,346	42,308	53,374
Effect of dilution:
Stock options	—	—	4	—
Restricted stock units	934	558	1,020	543
Diluted weighted average common shares outstanding	43,440	52,904	43,332	53,917
Approximately 0.5 million and 1.1 million restricted stock units outstanding as of September 30, 2021 and September 30, 2020, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. As of September 30, 2021 and September 30, 2020, 0.3 million and 0.7 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Impairment and Other Charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million during the second quarter of 2021, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
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
Note 5. Restructuring and Other Related Charges
Restructuring and other related charges of $0.8 million and $9.5 million for the three and nine months ended September 30, 2021, respectively, consisted of (i) $0.8 million and $5.2 million at AMCNI related to severance costs and the termination of distribution in certain international territories for the three and nine months ended September 30, 2021, respectively, and (ii) $4.3 million of severance costs associated with the restructuring plan announced in November 2020 for the nine months ended September 30, 2021.
Restructuring and other related charges of $4.4 million and $13.9 million for the three and nine months ended September 30, 2020, respectively, related to restructuring costs associated with termination of distribution in certain territories as well as severance and other personnel related costs associated with previously announced restructuring activities.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic Operations	$(135)	$4,452	$2,508	$7,138
International & Other	800	—	5,273	6,239
Corporate / Inter-segment eliminations	89	(46)	1,753	502
Total restructuring and other related charges	$754	$4,406	$9,534	$13,879

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the accrued restructuring costs:

(In thousands)	Severance and employee-related costs	Other exit costs	Total
December 31, 2020	$25,571	$31	$25,602
Charges	5,077	4,457	9,534
Cash payments	(29,496)	(128)	(29,624)
Non-cash adjustments	—	(4,329)	(4,329)
Other	64	(2)	62
Balance, September 30, 2021	$1,216	$29	$1,245
Accrued restructuring costs of $1.2 million are included in accrued liabilities in the condensed consolidated balance sheet at September 30, 2021.
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$324,136	$31,900	$356,036
In-production and in-development	363,001	9,317	372,318
Total owned original program rights, net	$687,137	$41,217	$728,354

Licensed program rights, net:
Licensed film and acquired series	$11,609	$603,018	$614,627
Licensed originals	208,867	—	208,867
Advances and content versioning costs	—	166,332	166,332
Total licensed program rights, net	220,476	769,350	989,826
Program rights, net	$907,613	$810,567	$1,718,180

Current portion of program rights, net			$18,005
Program rights, net (long-term)			1,700,175
			$1,718,180

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$112,620	$12,912	$125,532	$197,447	$25,049	$222,496
Licensed program rights	19,579	123,181	142,760	65,464	313,680	379,144
Program rights amortization	$132,199	$136,093	$268,292	$262,911	$338,729	$601,640

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$74,597	$11,854	$86,451	$235,868	$27,831	$263,699
Licensed program rights	20,479	100,019	120,498	61,741	296,764	358,505
Program rights amortization	$95,076	$111,873	$206,949	$297,609	$324,595	$622,204
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expense in the consolidated statements of income. There were no significant program rights write-offs included in technical and operating expense for the three and nine months ended September 30, 2021. Program rights write-offs included in technical and operating expense were $24.8 million and $36.9 million for the three and nine months ended September 30, 2020, respectively.
Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $90.8 million at September 30, 2021 and $69.5 million at December 31, 2020. In February 2021, the Company invested $27.4 million for an interest in a Toronto-based production company and studio, which is accounted for as an equity method investment. In June 2021, the Company paid $23.8 million to acquire the remaining 50% interest in an equity method investment in which it previously owned a 50% interest. In connection with the acquisition, the Company recorded a gain of $12.3 million, included in miscellaneous, net in the condensed consolidated income statement related to the step-up to fair value of its previously held interest.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $8.2 million at September 30, 2021 and $62.4 million at December 31, 2020. In January 2021, the Company sold the remaining portion of one of its marketable securities with a carrying value of $51.0 million as of December 31, 2020, resulting in a realized loss of $5.4 million. There were $0.8 million and $3.2 million unrealized losses on marketable equity securities for the three and nine months ended September 30, 2021, respectively, included in miscellaneous, net in the condensed consolidated statement of income. For the three and nine months ended September 30, 2020, unrealized gains and losses on marketable equity securities were a loss of $3.7 million and a gain of $10.3 million, respectively, included in miscellaneous, net in the condensed consolidated statement of income.
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
Investments in non-marketable equity securities were $36.9 million at September 30, 2021 and $35.8 million at December 31, 2020. For the nine months ended September 30, 2020, the Company recognized impairment charges of $20.0 million related to the write-down of certain non-marketable equity securities, included in miscellaneous, net in the condensed consolidated statements of income. Additionally, in September 2020, an observable price change occurred with respect to one of the Company's non-marketable equity securities, resulting in an unrealized gain of $14.9 million, included in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2020	$333,502	$352,905	$686,407
Goodwill written off related to spin-off of a business unit	—	(476)	(476)
Additions	—	11,901	11,901
Amortization of "second component" goodwill	(1,008)	—	(1,008)
Foreign currency translation	—	(7,185)	(7,185)
September 30, 2021	$332,494	$357,145	$689,639
As of September 30, 2021 and December 31, 2020, accumulated impairment charges in the International and Other segment totaled $123.1 million.
The reduction of $1.0 million in the carrying amount of goodwill for Domestic Operations is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The addition of $11.9 million in the carrying amount of goodwill in International and Other relates to the acquisition of the remaining 50% interest in an equity method investment in which the Company previously owned a 50% interest. The allocation of goodwill is preliminary and is based on current estimates and currently available information, and is subject to revision based final allocations of the purchase price to the identifiable assets and liabilities acquired.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2021
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$640,319	$(348,061)	$292,258	6 to 25 years
Advertiser relationships	46,282	(29,183)	17,099	11 years
Trade names and other amortizable intangible assets	103,844	(41,323)	62,521	3 to 20 years
Total amortizable intangible assets	790,445	(418,567)	371,878
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$810,345	$(418,567)	$391,778

(In thousands)	December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$624,699	$(330,350)	$294,349
Advertiser relationships	46,282	(26,028)	20,254
Trade names and other amortizable intangible assets	116,526	(40,357)	76,169
Total amortizable intangible assets	787,507	(396,735)	390,772
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$807,407	$(396,735)	$410,672

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2021 and 2020 was $29.1 million and $32.6 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2021	$39,378
2022	40,703
2023	40,618
2024	40,549
2025	38,763

Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Employee related costs	98,591	$98,661
Participations and residuals	110,990	106,785
Interest	21,845	29,345
Other accrued expenses	37,653	85,214
Total accrued liabilities	$269,079	$320,005

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2021	December 31, 2020
Senior Secured Credit Facility: (a)
Term Loan A Facility	$675,000	$675,000
Senior Notes:
4.75% Notes due December 2022	—	400,000
5.00% Notes due April 2024	400,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	—
Other debt (b)	1,500	—
Total long-term debt	2,876,500	2,875,000
Unamortized discount	(24,249)	(18,337)
Unamortized deferred financing costs	(14,189)	(7,356)
Long-term debt, net	2,838,062	2,849,307
Current portion of long-term debt	26,813	75,000
Noncurrent portion of long-term debt	$2,811,249	$2,774,307
(a)The Company's $500 million revolving credit facility remains undrawn at September 30, 2021. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
(b)A majority owned subsidiary of the Company has credit facilities totaling $4.5 million, which bear interest at the greater of 3.5% or the prime rate plus 1% and mature on July 21, 2022. As of September 30, 2021, there was $1.5 million of outstanding borrowings under the credit facilities.

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

Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use asset	$133,044	$146,522
Finance	Property and equipment, net	12,355	13,179
Total lease assets		$145,399	$159,701
Liabilities
Current:
Operating	Current portion of lease obligations	$33,771	$28,813
Finance	Current portion of lease obligations	3,612	3,622
		$37,383	$32,435
Noncurrent:
Operating	Lease obligations	$135,381	166,452
Finance	Lease obligations	24,617	27,872
		159,998	$194,324

Total lease liabilities		$197,381	$226,759

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2021:
Assets
Marketable securities	8,190	—	—	8,190
Foreign currency derivatives	—	300	—	300
Liabilities
Interest rate swap contracts	$—	$575	$—	$575
Foreign currency derivatives	—	3,491	—	3,491

At December 31, 2020:
Assets
Cash equivalents	$107,494	$—	$—	$107,494
Marketable securities	62,442	—	—	62,442
Foreign currency derivatives	—	667	—	667
Liabilities
Interest rate swap contracts	$—	$2,403	$—	$2,403
Foreign currency derivatives	—	3,515	—	3,515
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
At September 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$663,912	$669,938
5.00% Notes due April 2024	397,448	406,000
4.75% Notes due August 2025	791,597	820,000
4.25% Notes due February 2029	983,605	991,800
Other debt	1,500	1,500
	$2,838,062	$2,889,238

(In thousands)	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$669,878	$665,719
4.75% Notes due December 2022	398,230	400,500
5.00% Notes due April 2024	991,074	1,015,000
4.75% Notes due August 2025	790,125	826,160
	$2,849,307	$2,907,379
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
As of September 30, 2021, the Company had interest rate swap contracts outstanding with notional amounts aggregating $100.0 million that are designated as hedging instruments. The Company's outstanding interest rate swap contracts mature in December 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$575	$2,403
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$190	$300
Foreign currency derivatives	Other assets	110	367
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,335	$1,084
Foreign currency derivatives	Other liabilities	2,157	2,431
The amounts of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(10)	$9	Interest expense	$630	$606

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(27)	$(2,401)	Interest expense	$1,855	$1,360

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency derivatives	Miscellaneous, net	$(1,072)	$(1,300)	$(1,167)	$(2,018)

Note 14. Income Taxes
For the three and nine months ended September 30, 2021, income tax expense was $40.7 million and $78.0 million,

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
respectively, representing an effective tax rate of 26% and 23%, respectively, as compared to the federal statutory rate of 21%. For the three and nine months ended September 30, 2021, the effective tax rate differs from the federal statutory rate due primarily to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.
For the three and nine months ended September 30, 2020, income tax expense was $52.2 million and $95.5 million, respectively, representing an effective tax rate of 43% and 38%, respectively, as compared to the federal statutory rate of 21%. For the three and nine months ended September 30, 2020, the effective tax rate differs from the federal statutory rate due primarily to tax expense from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations, state and local income tax expense, tax expense related to non-deductible compensation and tax expense and tax benefit relating to uncertain tax positions (including accrued interest), respectively. The tax benefit relating to uncertain tax positions for the nine months ended September 30, 2020 is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements. The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.
At September 30, 2021, the Company had foreign tax credit carry forwards of approximately $35.9 million, expiring on various dates from 2022 through 2031. These carryforwards have been reduced by a valuation allowance of $35.9 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2021, $1.0 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of September 30, 2021, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $31.1 million, as compared to December 31, 2020, to $1,043.0 million. The increase primarily relates to additional commitments for program rights.
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
On January 18, 2018, Plaintiffs filed a second action in New York Supreme Court in connection with Darabont’s services on The Walking Dead television series and agreements between the parties related thereto. Plaintiffs asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief. The two actions were consolidated for a joint trial, which was scheduled to begin on April 4, 2022.
On July 16, 2021, the parties entered into a settlement agreement (the “Settlement Agreement”) to resolve the consolidated actions. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company took a charge of approximately $143 million in the quarter ended June 30, 2021 in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of approximately $57 million of ordinary course accrued participations. The Settlement Agreement also includes customary provisions included in such agreements, including providing for mutual releases, covenants not to sue, waivers, confidentiality, non-disparagement and indemnification for third party claims. On July 21, 2021, the Plaintiffs filed a stipulation to discontinue the consolidated actions, with prejudice.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Action"). The California Plaintiffs asserted that the Company has been improperly underpaying the California Plaintiffs under their contracts with the Company and they assert claims for breach of contract, breach of the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The California Plaintiffs seek compensatory and punitive damages and restitution. On August 8, 2019, the judge in the California Action ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the California Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021 the court granted in part and denied in part the Company's motion. On June 9, 2021, the judge in the California Action set a tentative trial date of November 1, 2021 with regard to claims not addressed in the first phase trial. On September 14, 2021, the judge vacated the November 1, 2021 trial date and set a new trial date of May 9, 2022. The parties have resumed discovery in preparation for the May 9, 2022 trial. The Company believes that the remaining asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In September 2021, AMC Networks granted 102,145 restricted stock units ("RSUs") under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan to its interim chief executive officer. The RSUs vest over a one-year period and the vesting criteria include the achievement of certain performance targets by the Company.
In June 2021, AMC Networks granted 29,916 RSUs under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In March 2021, AMC Networks granted 535,278 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period and the vesting criteria for 178,764 RSUs include the achievement of certain performance targets by the Company.
During the nine months ended September 30, 2021, 617,051 RSUs and 368,296 performance restricted stock units (PRSUs) of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 263,671 RSUs and 168,712 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 353,380 RSU and 199,584 PRSU new shares of AMC Networks Class A Common Stock were issued. The units surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax had an aggregate value of $34.6 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.
Share-based compensation expense included in selling, general and administrative expense was $9.5 million and $39.2 million for the three and nine months ended September 30, 2021, respectively and $12.4 million and $43.1 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, there was $39.1 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.8 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 17. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2021.

(In thousands)	Nine Months Ended September 30, 2021
December 31, 2020	$315,649
Net earnings	15,119
Distributions	(12,914)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
September 30, 2021	$291,447
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
Note 18. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Non-Cash Investing and Financing Activities:
Finance lease additions	$—	$14,260
Capital expenditures incurred but not yet paid	1,471	2,105
Supplemental Data:
Cash interest paid	99,890	91,940
Income taxes paid, net	48,941	60,355

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$199,982	$25,354	$—	$225,336
Distribution and other	482,764	104,586	(1,920)	585,430
Consolidated revenues, net	$682,746	$129,940	$(1,920)	$810,766
Operating income (loss)	$213,299	$15,564	$(40,537)	$188,326
Share-based compensation expense	4,174	545	4,736	9,455
Depreciation and amortization	11,589	5,200	6,622	23,411
Restructuring and other related charges	(135)	800	89	754
Cloud computing amortization	—	—	596	596
Majority-owned equity investees AOI	2,149	—	—	2,149
Adjusted operating income (loss)	$231,076	$22,109	$(28,494)	$224,691

(In thousands)	Three Months Ended September 30, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$164,178	$18,924	$—	183,102
Distribution and other	382,687	92,474	(4,248)	470,913
Consolidated revenues, net	$546,865	$111,398	$(4,248)	$654,015
Operating income (loss)	$179,259	$3,061	$(42,843)	139,477
Share-based compensation expense	4,437	919	7,038	12,394
Depreciation and amortization	15,799	4,937	6,811	27,547
Restructuring and other related charges	4,452	—	(46)	4,406
Majority-owned equity investees AOI	1,667	—	—	1,667
Adjusted operating income (loss)	$205,614	$8,917	$(29,040)	$185,491

(In thousands)	Nine Months Ended September 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$611,406	$72,892	$—	$684,298
Distribution and other	1,284,324	316,492	(11,215)	1,589,601
Consolidated revenues, net	$1,895,730	$389,384	$(11,215)	$2,273,899
Operating income (loss)	$517,874	$32,365	$(123,949)	$426,290
Share-based compensation expense	17,105	2,689	19,369	39,163
Depreciation and amortization	36,678	14,477	20,106	71,261
Impairment and other charges	143,000	15,973	—	158,973
Restructuring and other related charges	2,508	5,273	1,753	9,534
Cloud computing amortization	—	—	1,502	1,502
Majority-owned equity investees AOI	6,584	—	—	6,584
Adjusted operating income (loss)	$723,749	$70,777	$(81,219)	$713,307

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Advertising	$564,838	$53,097	$—	$617,935
Distribution and other	1,156,852	273,811	(13,917)	1,416,746
Consolidated revenues, net	$1,721,690	$326,908	$(13,917)	$2,034,681
Operating income (loss)	$621,446	$(118,140)	$(142,057)	$361,249
Share-based compensation expense	12,005	2,437	28,699	43,141
Depreciation and amortization	38,050	21,396	20,736	80,182
Restructuring and other related charges	7,138	6,239	502	13,879
Impairment charges	—	130,411	—	130,411
Majority-owned equity investees AOI	4,361	—	—	4,361
Adjusted operating income (loss)	$683,000	$42,343	$(92,120)	$633,223

Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Inter-segment revenues
Domestic Operations	$(1,641)	$(3,988)	$(8,567)	$(11,545)
International and Other	(279)	(260)	(2,648)	(2,372)
	$(1,920)	$(4,248)	$(11,215)	$(13,917)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
United States	$655,427	$497,677	$1,844,901	$1,646,065
Europe	93,869	110,448	295,460	274,763
Other	61,470	45,890	133,538	113,853
	$810,766	$654,015	$2,273,899	$2,034,681

The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2021	December 31, 2020
Property and equipment, net
United States	$203,635	$239,387
Europe	14,392	15,938
Other	672	720
	$218,699	$256,045

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Our discussion is presented on both a consolidated and operating segment basis. Our two operating segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2021, as well as an analysis of our cash flows for the nine months ended September 30, 2021 and 2020. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2021 as compared to December 31, 2020.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net
Domestic Operations	$682,746	$546,865	$1,895,730	$1,721,690
International and Other	129,940	111,398	389,384	326,908
Inter-segment Eliminations	(1,920)	(4,248)	(11,215)	(13,917)
Consolidated revenues, net	$810,766	$654,015	$2,273,899	$2,034,681
Operating income (loss)
Domestic Operations	$213,299	$179,259	$517,874	$621,446
International and Other	15,564	3,061	32,365	(118,140)
Corporate / Inter-segment Eliminations	(40,537)	(42,843)	(123,949)	(142,057)
Consolidated operating income	$188,326	$139,477	$426,290	$361,249
AOI
Domestic Operations	$231,076	$205,614	$723,749	$683,000
International and Other	22,109	8,917	70,777	42,343
Corporate / Inter-segment Eliminations	(28,494)	(29,040)	(81,219)	(92,120)
Consolidated AOI	$224,691	$185,491	$713,307	$633,223
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

The following is a reconciliation of consolidated operating income to AOI for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income	$188,326	$139,477	$426,290	$361,249
Share-based compensation expense	9,455	12,394	39,163	43,141
Depreciation and amortization	23,411	27,547	71,261	80,182
Restructuring and other related charges	754	4,406	9,534	13,879
Impairment and other charges	—	—	158,973	130,411
Cloud computing amortization	596	—	1,502	—
Majority-owned equity investees AOI	2,149	1,667	6,584	4,361
AOI	$224,691	$185,491	$713,307	$633,223
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

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the nine months ended September 30, 2021, distribution revenues represented 81% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$810,766	100.0%	$654,015	100.0%	$156,751	24.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	378,264	46.7	333,816	51.0	44,448	13.3
Selling, general and administrative	220,011	27.1	148,769	22.7	71,242	47.9
Depreciation and amortization	23,411	2.9	27,547	4.2	(4,136)	(15.0)
Restructuring and other related charges	754	0.1	4,406	0.7	(3,652)	(82.9)
Total operating expenses	622,440	76.8	514,538	78.7	107,902	21.0
Operating income	188,326	23.2	139,477	21.3	48,849	35.0
Other income (expense):
Interest expense, net	(29,149)	(3.6)	(30,424)	(4.7)	1,275	(4.2)
Miscellaneous, net	54	—	11,138	1.7	(11,084)	(99.5)
Total other income (expense)	(29,095)	(3.6)	(19,286)	(2.9)	(9,809)	50.9
Net income from operations before income taxes	159,231	19.6	120,191	18.4	39,040	32.5
Income tax expense	(40,744)	(5.0)	(52,195)	(8.0)	11,451	(21.9)
Net income including noncontrolling interests	118,487	14.6	67,996	10.4	50,491	74.3
Net income attributable to noncontrolling interests	(7,836)	(1.0)	(6,356)	(1.0)	(1,480)	23.3
Net income attributable to AMC Networks' stockholders	$110,651	13.6%	$61,640	9.4%	$49,011	79.5%

Domestic Operations Segment Results
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$682,746	100.0%	$546,865	100.0%	$135,881	24.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	303,868	44.5	260,330	47.6	43,538	16.7
Selling, general and administrative	154,125	22.6	87,025	15.9	67,100	77.1
Depreciation and amortization	11,589	1.7	15,799	2.9	(4,210)	(26.6)
Restructuring and other related charges	(135)	—	4,452	0.8	(4,587)	(103.0)
Operating income	$213,299	31.2%	$179,259	32.8%	$34,040	19.0
Share-based compensation expense	4,174	0.6	4,437	0.8	(263)	(5.9)
Depreciation and amortization	11,589	1.7	15,799	2.9	(4,210)	(26.6)
Restructuring and other related charges	(135)	—	4,452	0.8%	(4,587)	(103.0)
Majority-owned equity investees AOI	2,149	0.3	1,667	0.3%	482	28.9
AOI	$231,076	33.8%	$205,614	37.6%	$25,462	12.4%

International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$129,940	100.0%	$111,398	100.0%	$18,542	16.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	77,333	59.5	77,356	69.4	(23)	—
Selling, general and administrative	31,043	23.9	26,044	23.4	4,999	19.2
Depreciation and amortization	5,200	4.0	4,937	4.4	263	5.3
Restructuring and other related charges	800	0.6	—	—	800	n/m
Operating income	$15,564	12.0%	$3,061	2.7%	$12,503	408.5
Share-based compensation expense	545	0.4	919	0.8	(374)	(40.7)
Depreciation and amortization	5,200	4.0	4,937	4.4	263	5.3
Restructuring and other related charges	800	0.6	—	—	800	n/m
AOI	$22,109	17.0%	$8,917	8.0%	$13,192	147.9%

Revenues, net
Revenues, net increased $156.8 million to $810.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Domestic Operations	$682,746	84.2%	$546,865	83.6%	$135,881	24.8%
International and Other	129,940	16.0	111,398	17.0	18,542	16.6
Inter-segment eliminations	(1,920)	(0.2)	(4,248)	(0.6)	2,328	(54.8)
Consolidated revenues, net	$810,766	100.0%	$654,015	100.0%	$156,751	24.0%
Domestic Operations
The increase in Domestic Operations revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$199,982	29.3%	$164,178	30.0%	$35,804	21.8%
Distribution and other	482,764	70.7	382,687	70.0	100,077	26.2
	$682,746	100.0%	$546,865	100.0%	$135,881	24.8%
•The increase of $35.8 million in advertising revenues was primarily attributable to higher pricing and ad-supported streaming growth, and an increase in the number of episodes of our original programming, partially offset by lower ratings. Most of our advertising revenues vary based on the number and timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.

•The increase of $100.1 million in distribution and other revenues related to increases in both content licensing revenues and streaming services revenues, partially offset by a decrease in affiliate revenues. Content licensing revenues increased 60% due to a higher number of distributed original programs as compared to the prior comparable period as a result of earlier COVID-19 pandemic production delays. Subscription revenues increased 14% driven by an 83% increase in streaming services revenues attributable to subscriber growth. Subscription revenues vary based on the impact of renewals of affiliation agreements and streaming service subscription trends, and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Three Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$25,354	19.5%	$18,924	17.0%	$6,430	34.0%
Distribution and other	104,586	80.5	92,474	83.0	12,112	13.1
	$129,940	100.0%	$111,398	100.0%	$18,542	16.6%
The increase in advertising revenues is primarily related to higher pricing, better ratings and the favorable impact of foreign currency translation. The increase in distribution revenues related to the resumption of production activities at 25/7 Media and increased distribution at AMCNI, as well as the favorable impact of foreign currency translation.
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
Technical and operating expense (excluding depreciation and amortization) increased $44.4 million to $378.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$303,868	$260,330	$43,538	16.7%
International and Other	77,333	77,356	(23)	—
Inter-segment eliminations	(2,937)	(3,870)	933	(24.1)
Total	$378,264	$333,816	$44,448	13.3%
Percentage of revenues, net	46.7%	51.0%
Domestic Operations
The increase in technical and operating expense of $43.5 million was due to an increase in program rights amortization attributable to an increase in the number of episodes of original programming as compared to the prior comparable period. There were no significant program write-offs for three months ended September 30, 2021. There was $19.7 million of program write-offs for three months ended September 30, 2020. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
International and Other
Technical and operating expense was flat with an increase at 25/7 Media related to the resumption of production activities offset by a decrease in program rights write-offs at AMCNI as compared to the prior comparable period.
Selling, general and administrative expense
The components of selling, general and administrative expense primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expense increased $71.2 million to $220.0 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$154,125	$87,025	$67,100	77.1%
International and Other	31,043	26,044	4,999	19.2
Corporate / Inter-segment eliminations	34,843	35,700	(857)	(2.4)
Total	$220,011	$148,769	$71,242	47.9%
Percentage of revenues, net	27.1%	22.7%
Domestic Operations
Selling, general and administrative expense increased $67.1 million principally due to subscriber acquisition expenses related to our streaming services and higher advertising expenses.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotions and marketing of original programming series.
International and Other
Selling, general and administrative expense increased $5.0 million, primarily related to increased selling expenses, including commissions at AMCNI.
Corporate / Inter-segment eliminations
The decrease in corporate charges is due primarily to lower administrative costs and stock-based compensation expense.

Depreciation and amortization
Depreciation and amortization expense decreased $4.1 million to $23.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$11,589	$15,799	$(4,210)	(26.6)%
International and Other	5,200	4,937	263	5.3
Corporate / Inter-segment Eliminations	6,622	6,811	(189)	(2.8)
	$23,411	$27,547	$(4,136)	(15.0)%
The decrease in depreciation and amortization expense in the Domestic Operations segment was primarily due to lower depreciation of equipment at our AMC Networks Broadcasting and Technology facilities.
Restructuring and other related charges
Restructuring and other related charges of $0.8 million for the three months ended September 30, 2021 are associated with severance costs at AMCNI.
Restructuring and other related charges of $4.4 million for the three months ended September 30, 2020 primarily related to severance associated with previously announced restructuring activities.
Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$213,299	$179,259	$34,040	19.0%
International and Other	15,564	3,061	12,503	408.5
Corporate / Inter-segment Eliminations	(40,537)	(42,843)	2,306	(5.4)
	$188,326	$139,477	$48,849	35.0%
The increase in operating income at the Domestic Operations segment was primarily attributable to an increase in revenue of $135.9 million partially offset by increases in selling, general and administrative expense of $67.1 million and technical and operating expense of $43.5 million.
The increase in operating income at the International and Other segment was primarily attributable to an increase in revenues of $18.5 million, partially offset by an increases selling, general and administrative expense of $5.0 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Operating income	$188,326	$139,477	$48,849	35.0%
Share-based compensation expense	9,455	12,394	(2,939)	(23.7)
Depreciation and amortization	23,411	27,547	(4,136)	(15.0)
Restructuring and other related charges	754	4,406	(3,652)	(82.9)
Majority-owned equity investees AOI	2,149	1,667	482	28.9
Cloud computing amortization	596	—	596	n/m
AOI	$224,691	$185,491	$39,200	21.1%
AOI increased $39.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The net change by segment was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$231,076	$205,614	$25,462	12.4%
International and Other	22,109	8,917	13,192	147.9
Corporate / Inter-segment Eliminations	(28,494)	(29,040)	546	(1.9)
AOI	$224,691	$185,491	$39,200	21.1%
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
Interest expense, net
The decrease in interest expense, net of $1.3 million is primarily due to lower average interest rates on our outstanding senior notes.
Miscellaneous, net
Miscellaneous, net was income of $0.1 million for the three months ended September 30, 2021 as compared to income of $11.1 million for the three months ended September 30, 2020. The decrease in miscellaneous, net income of $11.1 million was primarily related to an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity and lower gains from marketable equity securities and investments.
Income tax expense
For the three months ended September 30, 2021, income tax expense was $40.7 million representing an effective tax rate of 26%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.
For the three months ended September 30, 2020, income tax expense was $52.2 million representing an effective tax rate of 43%. The effective tax rate differs from the federal statutory rate of 21% primarily due to tax expense resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations, state and local income tax expense, tax expense related to non-deductible compensation and tax expense relating to uncertain tax positions (including accrued interest). The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$2,273,899	100.0%	$2,034,681	100.0%	$239,218	11.8%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	997,677	43.9	960,379	47.2	37,298	3.9
Selling, general and administrative	610,164	26.8	488,581	24.0	121,583	24.9
Depreciation and amortization	71,261	3.1	80,182	3.9	(8,921)	(11.1)
Impairment and other charges	158,973	7.0	130,411	6.4	28,562	21.9
Restructuring and other related charges	9,534	0.4	13,879	0.7	(4,345)	(31.3)
Total operating expenses	1,847,609	81.3	1,673,432	82.2	174,177	10.4
Operating income	426,290	18.7	361,249	17.8	65,041	18.0
Other income (expense):
Interest expense, net	(90,060)	(4.0)	(94,007)	(4.6)	3,947	(4.2)
Loss on extinguishment of debt	(22,074)	(1.0)	(2,908)	(0.1)	(19,166)	n/m
Miscellaneous, net	19,634	0.9	(10,088)	(0.5)	29,722	(294.6)
Total other income (expense)	(92,500)	(4.1)	(107,003)	(5.3)	14,503	(13.6)
Net income from operations before income taxes	333,790	14.7	254,246	12.5	79,544	31.3
Income tax expense	(77,980)	(3.4)	(95,490)	(4.7)	17,510	(18.3)
Net income including noncontrolling interests	255,810	11.2	158,756	7.8	97,054	61.1
Net income attributable to noncontrolling interests	(22,253)	(1.0)	(13,488)	(0.7)	(8,765)	65.0
Net income attributable to AMC Networks' stockholders	$233,557	10.3%	$145,268	7.1%	$88,289	60.8%

Domestic Operations Segment Results
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Nine Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$1,895,730	100.0%	$1,721,690	100.0%	$174,040	10.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	784,228	41.4	759,013	44.1	25,215	3.3
Selling, general and administrative	411,442	21.7	296,043	17.2	115,399	39.0
Depreciation and amortization	36,678	1.9	38,050	2.2	(1,372)	(3.6)
Impairment and other charges	143,000	7.5	—	—	143,000	n/m
Restructuring and other related charges	2,508	0.1	7,138	0.4	(4,630)	(64.9)
Operating income	$517,874	27.3%	$621,446	36.1%	$(103,572)	(16.7)%
Share-based compensation expense	17,105	0.9	12,005	0.7	5,100	42.5
Depreciation and amortization	36,678	1.9	38,050	2.2	(1,372)	(3.6)
Impairment and other charges	143,000	7.5	—	—	143,000	n/m
Restructuring and other related charges	2,508	0.1	7,138	0.4	(4,630)	(64.9)
Majority-owned equity investees AOI	6,584	0.3	4,361	0.3	2,223	51.0
AOI	$723,749	38.2%	$683,000	39.7%	$40,749	6.0%
International and Other Segment Results
The following table sets forth our International and Other segment results for the periods indicated.

	Nine Months Ended September 30,
	2021		2020
(In thousands)	Amount	% of Revenues, net	Amount	% of Revenues, net	$ change	% change
Revenues, net	$389,384	100.0%	$326,908	100.0%	$62,476	19.1%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	227,437	58.4	211,682	64.8	15,755	7.4
Selling, general and administrative	93,859	24.1	75,320	23.0	18,539	24.6
Depreciation and amortization	14,477	3.7	21,396	6.5	(6,919)	(32.3)
Impairment charges	15,973	4.1	130,411	39.9	(114,438)	(87.8)
Restructuring and other related charges	5,273	1.4	6,239	1.9	(966)	(15.5)
Operating loss	$32,365	8.3%	$(118,140)	(36.1)%	$150,505	(127.4)
Share-based compensation expense	2,689	0.7	2,437	0.7	252	10.3
Depreciation and amortization	14,477	3.7	21,396	6.5	(6,919)	(32.3)
Impairment and other charges	15,973	4.1	130,411	39.9	(114,438)	(87.8)
Restructuring and other related charges	5,273	1.4	6,239	1.9	(966)	(15.5)
AOI	$70,777	18.2%	$42,343	13.0%	$28,434	67.2%

Revenues, net
Revenues, net increased $239.2 million to $2,273.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Domestic Operations	$1,895,730	83.4%	$1,721,690	84.6%	$174,040	10.1%
International and Other	389,384	17.1	326,908	16.1	62,476	19.1
Inter-segment Eliminations	(11,215)	(0.5)	(13,917)	(0.7)	2,702	(19.4)
Consolidated revenues, net	$2,273,899	100.0%	$2,034,681	100.0%	$239,218	11.8%
Domestic Operations
The increase in Domestic Operations revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$611,406	32.3%	$564,838	32.8%	$46,568	8.2%
Distribution and other	1,284,324	67.7	1,156,852	67.2	127,472	11.0
	$1,895,730	100.0%	$1,721,690	100.0%	$174,040	10.1%
•The increase of $46.6 million in advertising revenues was primarily attributable to higher pricing and ad-supported streaming growth, partially offset by a reduction in the number of episodes of our original programming and lower ratings. Most of our advertising revenues vary based on the number and timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
•The increase of $127.5 million in distribution and other revenues was primarily related to a 17% increase in subscription revenues driven by an increase in subscribers to our streaming services as well as the current year beneficial impact of a distribution agreement renewal. Excluding the current year beneficial impact, subscription revenues increased 14%. The increase in subscription revenues was partially offset by a 5% decrease in content licensing revenues related to the number of distributed original programs as compared to the prior comparable period. Subscription revenues vary based on the impact of renewals of affiliation agreements and streaming service subscription trends, and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
International and Other
The increase in International and Other revenues, net was attributable to the following:

	Nine Months Ended September 30,
(In thousands)	2021	% of total	2020	% of total	$ change	% change
Advertising	$72,892	18.7%	$53,097	16.2%	$19,795	37.3%
Distribution and other	316,492	81.3	273,811	83.8	42,681	15.6
	$389,384	100.0%	$326,908	100.0%	$62,476	19.1%
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

Technical and operating expense (excluding depreciation and amortization) increased $37.3 million to $997.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$784,228	$759,013	$25,215	3.3%
International and Other	227,437	211,682	15,755	7.4
Inter-segment Eliminations	(13,988)	(10,316)	(3,672)	35.6
Total	$997,677	$960,379	$37,298	3.9%
Percentage of revenues, net	43.9%	47.2%
Domestic Operations
The increase in technical and operating expense of $25.2 million was due to an increase in other direct program costs, partially offset by a decrease in program amortization primarily attributable to the mix of original programming as compared to the prior comparable period. There were no significant program write-offs for the nine months ended September 30, 2021. There was $31.6 million of program write-offs for nine months ended September 30, 2020. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
Selling, general and administrative expense increased $121.6 million to $610.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$411,442	$296,043	$115,399	39.0%
International and Other	93,859	75,320	18,539	24.6
Corporate / Inter-segment Eliminations	104,863	117,218	(12,355)	(10.5)
Total	$610,164	$488,581	$121,583	24.9%
Percentage of revenues, net	26.8%	24.0%
Domestic Operations
Selling, general and administrative expense increased $115.4 million principally due to higher advertising and subscriber acquisition expenses related to our streaming services.
There may be significant changes in the level of our selling, general and administrative expense from quarter to quarter and year to year due to the timing of promotions and marketing of original programming series.
International and Other
Selling, general and administrative expense increased $18.5 million primarily related to increased selling expenses, including commissions at AMCNI, partially offset by a decrease in administrative expense at 25/7 Media related to the temporary closure of comedy venues (until the spin-off in March 2021) as a result of the COVID-19 pandemic.

Corporate / Inter-segment eliminations
The decrease in corporate charges is due primarily to lower stock-based compensation expense and lower administrative costs.
Depreciation and amortization
Depreciation and amortization expense decreased $8.9 million to $71.3 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$36,678	$38,050	$(1,372)	(3.6)%
International and Other	14,477	21,396	(6,919)	(32.3)
Corporate / Inter-segment Eliminations	20,106	20,736	(630)	(3.0)
	$71,261	$80,182	$(8,921)	(11.1)%
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

Restructuring and other related charges

Restructuring and other related charges of $9.5 million for the nine months ended September 30, 2021 consisted of $4.3 million of severance costs associated with the restructuring plan announced in November 2020 and $5.2 million at AMCNI related to severance costs and the termination of distribution in certain international territories.

Restructuring and other related charges of $13.9 million for the nine months ended September 30, 2020 primarily consisted of charges at AMCNI of $6.2 million related to costs associated with termination of distribution in certain territories and charges of $7.6 million related to severance associated with previously announced restructuring activities.

Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$517,874	$621,446	$(103,572)	(16.7)%
International and Other	32,365	(118,140)	150,505	(127.4)
Corporate / Inter-segment Eliminations	(123,949)	(142,057)	18,108	(12.7)
	$426,290	$361,249	$65,041	18.0%
The decrease in operating income at the Domestic Operations segment was primarily attributable to the $143.0 million charge taken in connection with the Settlement Agreement discussed above, as well as increases in selling, general and administrative expense of $115.4 million and technical and operating expense of $25.2 million, partially offset by an increase in revenue of $174.0 million.
The increase in operating income at the International and Other segment was primarily attributable to a decreases in impairment and other charges of $114.4 million, as well as an increase in revenues of $62.5 million, partially offset by increases in technical and operating expense of $15.8 million, and selling, general and administrative expense of $18.5 million.

AOI
The following is a reconciliation of our consolidated operating income to AOI:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Operating income	$426,290	$361,249	$65,041	18.0%
Share-based compensation expense	39,163	43,141	(3,978)	(9.2)
Depreciation and amortization	71,261	80,182	(8,921)	(11.1)
Impairment and other charges	158,973	130,411	28,562	21.9
Restructuring and other related charges	9,534	13,879	(4,345)	(31.3)
Majority-owned equity investees AOI	6,584	4,361	2,223	51.0
Cloud computing amortization	1,502	—	1,502	n/m
AOI	$713,307	$633,223	$80,084	12.6%
AOI increased $80.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The net change by segment was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ change	% change
Domestic Operations	$723,749	$683,000	$40,749	6.0%
International and Other	70,777	42,343	28,434	67.2
Corporate / Inter-segment Eliminations	(81,219)	(92,120)	10,901	(11.8)
AOI	$713,307	$633,223	$80,084	12.6%
The increase in AOI at the Domestic Operations segment and the International and Other segment was primarily due to the increase in revenues partially offset by higher selling, general, and administrative expenses and higher technical and operating expenses.
As a result of the factors discussed above impacting the variability in revenues and operating expenses, we expect AOI to vary from quarter to quarter.
Interest expense, net
The decrease in interest expense, net of $3.9 million is primarily due to lower average interest rates on our outstanding senior notes.

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
In March 2020, we redeemed $200 million principal amount of the outstanding $600 million principal amount of our 4.75% Notes due December 2022. The loss on extinguishment of debt for the nine months ended March 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The increase in miscellaneous income, net of $29.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily related to a favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, as well as a net gain associated with various investments compared to the prior year.
Income tax expense
For the nine months ended September 30, 2021, income tax expense was $78.0 million representing an effective tax rate of 23%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.
For the nine months ended September 30, 2020, income tax expense was $95.5 million representing an effective tax rate of 38%. The effective tax rate differs from the federal statutory rate of 21% primarily due to tax expense resulting from an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, tax expense from foreign operations, state and local income tax expense, tax expense related to non-deductible compensation, partially offset by a tax benefit relating to uncertain tax positions (including accrued interest). The tax benefit relating to uncertain tax positions is primarily due to audit settlements and the filing of state income tax returns under voluntary disclosure agreements. The increase in valuation allowance is primarily due to a change in judgement about the realizability of foreign net operating losses and other deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.
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

Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the nine months ended September 30, 2021, we did not repurchase any of our Class A common stock. As of September 30, 2021, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
As of September 30, 2021, our consolidated cash and cash equivalents balance includes approximately $273.0 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at September 30, 2021. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2021.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30,:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$43,984	$644,087
Cash provided by (used in) investing activities	30,880	(24,427)
Cash used in financing activities	(66,619)	(364,744)
Net increase in cash and cash equivalents	$8,245	$254,916
Operating Activities
Net cash provided by operating activities amounted to $44.0 million for the nine months ended September 30, 2021 as compared to $644.1 million for the nine months ended September 30, 2020. Net cash provided by operating activities for the nine months ended September 30, 2021 primarily resulted from $1,050.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, as well as a decrease in accounts receivable of $38.5 million and an increase in accounts payable of $12.1 million, which were partially offset by payments for program rights of $967.2 million, an increase in deferred carriage fees of $29.2 million, and an increase in prepaid expense and other assets of $62.8 million. Changes in all other assets and liabilities resulted in an increase of $1.7 million.
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
Investing Activities
Net cash provided by (used in) investing activities for the nine months ended September 30, 2021 and 2020 was $30.9 million and $(24.4) million, respectively. For the nine months ended September 30, 2021, cash provided by investing activities included proceeds received from the sale of an investment of $95.4 million and the collection of a loan for $20.0 million, partially offset by the acquisition of equity securities of $28.4 million, payments for the acquisition of a business of $19.1 million, and capital expenditures of $30.0 million. All other changes in investing activities resulted in an decrease of $7.0 million. For the nine months ended September 30, 2020, cash used in investing activities included capital expenditures of $35.0 million, partially offset by partial proceeds received from the sale of an investment of $10.0 million. All other changes in investing activities resulted in an increase of $0.6 million.
Financing Activities
Net cash used in financing activities amounted to $66.6 million for the nine months ended September 30, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $29.0 million, taxes paid in lieu of shares issued for equity-based compensation of $34.6 million, distributions to noncontrolling interests of $14.9 million, and payments on finance leases of $2.9 million, partially offset by proceeds from the exercise of stock options of $12.1 million and contributions from noncontrolling interests of $2.7 million.
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
Contractual Obligations
As of September 30, 2021, our contractual obligations not reflected on the condensed consolidated balance sheet increased $31.1 million, as compared to December 31, 2020, to $1,043.0 million. The increase primarily relates to additional commitments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2021 included $400 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,572,327	$—	$1,403,731
Operating expenses	—	1,211,830	—	976,117
Operating income	$—	$360,497	$—	$427,614
Income before income taxes	$297,357	$422,489	$228,499	$341,365
Net income	233,556	415,950	145,268	334,838

Balance Sheet	September 30, 2021		December 31, 2020
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$—	$25,749	$74,649
Current assets	7,412	1,151,051	35,424	1,291,630
Non-current assets	3,974,545	3,593,220	3,729,996	3,151,581

Liabilities and equity:
Amounts due to subsidiaries	$1,126	$6,679	$—	$27,091
Current liabilities	65,191	563,435	124,886	545,105
Non-current liabilities	3,079,738	330,247	3,023,726	300,449

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2021, the carrying value of our fixed rate debt of $2.17 billion was less than its fair value of $2.22 billion by approximately $45.2 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2021 would increase the estimated fair value of our fixed rate debt by approximately $73.6 million to approximately $2.29 billion.
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
As of September 30, 2021, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates (before consideration of the interest rate swaps contracts described below).
As of September 30, 2021, we had interest rate swap contracts outstanding with notional amounts aggregating $100 million. The aggregate fair value of interest rate swap contracts at September 30, 2021 was a net liability of $0.6 million. As a result of these transactions, the interest rate paid on approximately 80% of our debt (excluding finance leases) as of September 30, 2021 is effectively fixed (77% being fixed rate obligations and 3% effectively fixed through utilization of these interest rate swap contracts).
A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2021 would not have a material impact on our annual interest expense.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $0.4 million loss for the three months ended September 30, 2021 and a $6.1 million gain for the nine months ended September 30, 2021 related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statement of income.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2021, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the nine months ended September 30, 2021, the Company did not repurchase any of its Class A common stock. As of September 30, 2021, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Amendment, dated August 23, 2021, to Amended and Restated Employment Agreement, dated December 11, 2020, by and between AMC Networks Inc. and Joshua W. Sapan

10.2	Employment Agreement, dated August 23, 2021, by and between AMC Networks Inc. and Matthew Blank

10.3	Employment Agreement, dated August 24, 2021, by and between AMC Networks Inc. and Michael J. Sherin III

10.4	Separation Agreement, dated September 28, 2021, by and between AMC Networks Inc. and Edward A. Carroll

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 5, 2021	By:	/s/ Christina Spade
Christina Spade
Executive Vice President and Chief Financial Officer