Form 10-K
period 2021-12-31
AMC Networks Inc.
filed 2022-02-16
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.9 billion.
The number of shares of common stock outstanding as of February 9, 2022:

Class A Common Stock par value $0.01 per share	30,891,692
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the cost of, and our ability to obtain or produce, desirable content for our programming services, other forms of distribution, including digital and licensing in international markets, as well as our film distribution businesses;
•market demand for our owned original programming and our film content;
•the loss of any of our key personnel and artistic talent;
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
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the United States or in the countries in which we operate;
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
OVERVIEW
AMC Networks is a global entertainment company known for its popular and award-winning content. We distribute our content to audiences globally on an ever-expanding array of distribution platforms, including: linear networks, subscription streaming services, and social media platforms, as well as through content licensing arrangements. We have an extensive library of television and film properties that we own and control, including several storied franchises that are well-known to a global audience.
We have operated in the entertainment industry for more than 40 years, and over that time we have created targeted and focused video entertainment products that we own and operate and that are powered by distinguished brands, including AMC, AMC+, BBC AMERICA (which we operate through a joint venture with BBC Studios), IFC, SundanceTV, WE tv, Acorn TV, Shudder, Sundance Now, ALLBLK, and IFC Films. Our distinctive, critically-acclaimed content spans multiple genres, including drama, documentary, comedy, reality, anthology, feature film and short form. Our content and our brands are well known and well regarded by our key constituents — our viewers and subscribers as well as distributors and advertisers. Our network, streaming and show brands have developed strong, dedicated followings within their respective targeted demographics, increasing their value to distributors and advertisers. Through our AMC Studios in-house studio, production and distribution operation, we own and control a significant portion of the original scripted series that we deliver to viewers on our linear and streaming platforms. Our ability to produce and own high quality content has provided us with the opportunity to distribute our owned content on leading third-party platforms. Our owned content as well as the content that we license is distributed domestically and internationally across linear networks, digital streaming services, home video and syndication.
In the United States ("U.S."), our programming networks are AMC, BBC AMERICA, IFC, SundanceTV and WE tv. Our deep and established presence in the industry and the recognition we have received for our content and brands through industry awards, critical acclaim and other honors lend us a high degree of credibility with content creators and producers, providing us with strong relationships with top creative talent and demand for our owned programming for distribution on third-party platforms. Our networks are distributed primarily through traditional and virtual multi-channel video programming distributors ("MVPDs") and are available on every major U.S. distribution platform. Our programming strategy is to target audiences with high-quality, compelling stories and powerful brands, with shows like The Walking Dead, Killing Eve, Breaking Bad and Better Call Saul, which resonate with critics and fans alike.
For the last several years, an increasing area of focus has been to establish a portfolio of targeted subscription streaming services with strong brands that serve passionate fans with content depth, curation and community. Today, we are the global leader in targeted streaming. Our services include our premium subscription streaming bundle called AMC+. Launched in 2020, AMC+ includes commercial-free access to original programming from across our entertainment networks; library content including The Walking Dead, Fear the Walking Dead, The Walking Dead: World Beyond and Mad Men; and access to a number of our targeted streaming services. AMC+ is available to customers through our direct to consumer (“DTC”) app, as well as through MVPDs and virtual MVPDs, and digital streaming platforms such as Amazon Prime Channels, Apple TV Channels and The Roku Channel. AMC+ is currently available internationally in Canada and Australia, with additional expansion into overseas markets planned for 2022.
Our targeted streaming offerings also include:
•Acorn TV, featuring world-class mysteries and drama from Britain and beyond;
•Shudder, for fans of horror and suspense;
•Sundance Now, featuring prestige drama and true crime;
•ALLBLK, focused on Black content from Black storytellers; and
•HIDIVE, featuring anime-focused content.

The content on these platforms is a mix of licensed and owned originals, a category that continues to expand as we increasingly invest in producing original programming, which is contributing to strong growth and a stable user base. Our various services are distributed in several key markets internationally, including Canada, the UK, parts of Europe, Australia, New Zealand, South Africa and Latin America, and we see a large opportunity for continued expansion of our services globally.
In December 2021, we acquired Sentai Holdings, LLC (“Sentai”), a leading global supplier of anime content and merchandise, with brands including the anime-focused HIDIVE subscription streaming service. With strong industry relationships and access to key content creators in Japan, Sentai distributes and curates one of the anime industry’s most diverse libraries of top trending and classic titles.
Internationally, we deliver programming that reaches subscribers in more than 125 countries and territories around the world. The international division of the Company, AMC Networks International ("AMCNI"), consists of our premier AMC global brand as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres.
AMC Networks also operates IFC Films, a film distribution business that distributes independent narrative and documentary films under the IFC Films label as well as the IFC Midnight distribution label. IFC Films is known for attracting high-profile talent and distributing films that regularly garner critical acclaim and industry honors, including numerous Academy Award, Golden Globe, and Cannes Film Festival-award winning titles, and has been behind some of the most culturally impactful and successful independent film and documentary releases of all time. IFC Films also operates IFC Films Unlimited, a subscription streaming service comprised of a broad range of theatrically-released and award winning titles from its distribution labels.
Strategy
Our strategy is to maintain and improve our position as a leading entertainment company by creating and showcasing content that is high-quality, brand defining and compelling to watch, and by owning and operating some of the most popular and award-winning brands in entertainment that create engagement with audiences globally across multiple distribution platforms. Our strategic areas of focus are:
Continued Development of High-Quality Original Content. We intend to continue developing strong original content across our linear networks and streaming services to further enhance our brands, strengthen our relationships with our viewers, subscribers, distributors and advertisers, and to build viewership and attract and retain subscribers for our streaming services. We believe that our continued investment in original programming will support optimization of affiliate and streaming subscription, content licensing and advertising revenue.
Increased Ownership and Control of Content and Valuable IP. AMC Networks’ wholly-owned or majority-controlled library includes more than 6,000 episodes and 1,300 films, as well as more than 20,000 episodes of highly localized unscripted lifestyle content from our AMC Networks International business. In addition, we have storied titles and brands known to a global audience, such as The Walking Dead, the Anne Rice catalog and the Agatha Christie library.
We are very focused on increasing production of our proprietary content and leveraging our library of titles in order to enrich the content mix on our targeted streaming platforms. As our current content licensing deals with third parties expire, hundreds of hours of our popular and acclaimed shows and films will become an exclusive part of our owned and controlled library, including critically acclaimed hits Halt and Catch Fire, Turn, and Rectify, as well as all 11 seasons of The Walking Dead to be discovered and rediscovered by fans, driving growth and value across our portfolio.
Develop and Grow Targeted Streaming Offerings and Brands. For several years, we have focused on creating and growing targeted streaming services. Our targeted streaming strategy is to serve distinct premium audiences and build loyal and engaged fan communities around each service. We are taking a unique approach to the market, serving audiences with targeted offerings that are companions to the larger streaming services. As the market for this category evolves, consumers are increasingly complementing their general entertainment subscriptions with our targeted streaming services. With this strategy, we do not compete with the larger streaming offerings and this puts us in a very advantageous position as we continue to grow this area of our business.
We are seeing the same affinities for our services from consumers overseas as we are in the U.S, and we are beginning to accelerate oversees expansion of our targeted streaming services. Our services, most notably AMC+, Acorn TV and Shudder have begun to launch in key international markets, including Canada, the UK, parts of Europe, Australia, New Zealand, South Africa and Latin America
Innovation in Content, Format and Distribution. We distribute our content across other platforms when it makes business sense to do so, so that our viewers can access our content where, when and how they want it. To that end, we have partnerships with all major streaming services and digital platforms, including Netflix, Hulu and Amazon Prime, to make our content available to their subscribers on various platforms permitting subscribers to access programs at their convenience, including electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.

Growth and Innovation in Advertising. We continue to leverage our premium quality, popular content on our networks to optimize our advertising revenue. In addition, we are embracing new opportunities the evolving advertising space presents, including an expanding presence on advertising video on demand (AVOD) and free ad-supported streaming (FAST) platforms. To date, we have launched a total of seven distinct channels featuring our content, in different configurations, across major AVOD platforms, such as Pluto TV, Sling TV and Samsung TV Plus. We have increased the value of our linear and digital advertising inventory by establishing a leadership position in advanced advertising technologies, including addressable advertising and programmatic buying, to make it easier for a wider variety of advertisers to partner with us and to make the impressions they buy smarter and more effective. We have seen the number of advertisers utilizing these tools increase and our targeted audience advertising sales have grown as a result. In addition to our own initiatives, we are also participating in broader industry efforts focused on expanding the availability of addressable advertising. We believe our products enhance our value to advertisers through better targeting, data and measurement and we believe they will contribute to growth of our overall business in the mid and long term.
We are also creating new opportunities for brands to leverage the strength of our content and our large and passionate fan communities through custom content, on social platforms and also through on-the-ground live events centralized in an initiative called “The Content Room,” which provides a one-stop shop for advertisers to leverage the popularity of our original content in a variety of compelling and innovative ways. These opportunities are rooted in our strong content and proven ability to build vibrant, large and engaged fan communities around our shows and franchises.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. Distribution revenues primarily include fees paid by distributors to carry our programming networks, revenue earned from the licensing of original programming and subscription fees paid for our streaming services. In 2021, distribution revenues and advertising sales accounted for 69% and 31% of our consolidated revenues, net, respectively. For the year ended December 31, 2021, no customer accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Subscription revenue: Our programming networks and, to an increasing extent, our streaming services are distributed to our viewing audience throughout the U.S. and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual MVPDs (collectively "distributors") pursuant to agreements with the distributors. Our programming networks' existing distribution agreements expire at various dates through 2028. For our streaming services, we earn monthly fees as the streaming service is provided to our customers.
We frequently negotiate with distributors in an effort to increase the subscriber base for our networks. We have in some instances made upfront payments to distributors in exchange for these additional subscribers. We also may help fund the distributors' efforts to market our programming networks and streaming services or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by such deferred carriage fee arrangements, discounted subscriber fees and other payments, however, we believe that these transactions generate a positive return on investment over the contract period.
Content licensing revenue: We sell rights to our owned original programming and content acquired under long-term distribution arrangements for distribution in a variety of forms including television markets worldwide, streaming services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks, on digital platforms we own and also on an increasing number of AVOD platforms. In the United States, we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are generally represented by third-party sales agents.
Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In most domestic advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising unit or the guarantee obligation contractually expires. In the United States, most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.
Our programming networks have advertisers representing companies in a broad range of sectors, including automotive, restaurants/food, health, and telecommunications industries.
Programming
We obtain programming through a combination of development, production and licensing; and we distribute programming directly to consumers in the United States and throughout the world through our programming networks, streaming services, theatrical release of acquired films and other forms of distribution. Our programming includes original programming that we control, either through outright ownership or through long-term licensing arrangements, as well as acquired programming that we license from studios and other rights holders.
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
SEGMENTS
We manage our business through the following two operating segments:
•Domestic Operations: Includes activities of our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our streaming services, our AMC Studios operations, and our film distribution business. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services are AMC+, Acorn TV, ALLBLK, Shudder, Sundance Now, and HIDIVE. Our AMC Studios operation produces original programming for our programming services and also distributes and licenses such programming worldwide. Our film distribution business consists of: IFC Films, a leading distributor of high-quality, talent-driven independent films that operates two distribution labels, IFC Films and IFC Midnight; and RLJE Films, a film production and distribution business which we acquired as part of our 2018 acquisition of RLJ Entertainment. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International, our international programming businesses consisting of a portfolio of networks around the world, and 25/7 Media (formerly known as Levity), our production services business.
For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 23 to the accompanying consolidated financial statements.

Domestic Operations
Programming Networks - Our programming networks consist of the following services:
•As of December 31, 2021, AMC reached approximately 78 million Nielsen subscribers and had distribution agreements with all major U.S. and Canada distributors.
•AMC is home to some of the most popular and acclaimed dramas on television, including The Walking Dead, the highest-rated series in cable history; Fear the Walking Dead, Better Call Saul, Kevin Can F**K Himself, and Gangs of London.
•The network helped usher in what is commonly referred to as a “New Golden Age of Television,” with its debut of Mad Men in 2007 and Breaking Bad in 2008. With Mad Men, AMC became the first basic cable network to ever win the Emmy® Award for Outstanding Drama Series in 2008 after which it won the coveted award another four years in a row. Subsequently, AMC’s Breaking Bad won this Emmy® Award in 2013 and 2014. Both series are among the most critically acclaimed and awarded series in the history of television.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.

•As of December 31, 2021, WE tv reached approximately 76 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•Driven by unscripted originals, WE tv is the #1 U.S. cable network for African-American women on Friday nights, fueled by its popular slate of original series and popular franchises Love After Lockup, Marriage Boot Camp, and Growing Up Hip Hop, as well as fan favorites Mama June: Road to Redemption and The TS Madison Experience. WE tv’s programming also includes recent premieres Brat Loves Judy, docuseries The Mysterious Death of Eazy-E, and Love During Lockup.
•In 2022, WE tv will continue to develop and premiere new unscripted series including docuseries, Hip Hop Homicides, produced by Curtis “50 Cent” Jackson and hosted by Van Lathan.
•WE tv's programming also includes popular series CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.

•A joint venture between AMC Networks and BBC Studios (the commercial arm of the BBC), BBC AMERICA reached approximately 73 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2021.
•The network has attracted wide critical acclaim for its influential series, including its Peabody Award-winning original series Killing Eve. Created by multi-award winner Phoebe Waller-Bridge (Fleabag), and co-starring Sandra Oh, who won the Golden Globe and Critics' Choice Award for Best Actress in a Drama Series for her role as Eve, and Jodie Comer, who won a BAFTA Award and Emmy Award for her iconic portrayal of assassin Villanelle.
•BBC AMERICA is the definitive home and co-producer of the most iconic natural history programming from the BBC, including the Planet Earth and Blue Planet franchises, Meerkat Manor: Rise of the Dynasty, the Sir David

Attenborough-narrated series Seven Worlds, One Planet, Wild Patagonia, and Wonderstruck, the network’s nature micro-net offering viewers nature content for 24 hours every Saturday.
•BBC America is also a go-to for culturally contagious unscripted series including Top Gear and Top Gear America along with The Graham Norton Show, and the timeless fan favorite Doctor Who, one of the longest running series in the world, spanning 57 years and winning over 100 awards, honored by Guinness World Records as the longest running science-fiction series in the world.

•As of December 31, 2021, IFC reached approximately 68 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•IFC is the home of offbeat, unexpected comedies that are in keeping with the network's "Always On Slightly Off" brand, which air alongside fan-favorite movies and comedic cult TV shows.
•Acclaimed series include the Emmy-nominated Documentary Now!, created by Seth Meyers, Bill Hader and Fred Armisen and executive produced by Lorne Michaels, and the Critics' Choice Award-nominated Sherman’s Showcase, created by and starring Bashir Salahuddin and Diallo Riddle and executive produced by John Legend’s Get Lifted Film Co. and RadicalMedia, and short form LGBTQ+ softball comedy series, Slo Pitch. IFC is also the broadcast home of the Independent Spirit Awards, the first event to honor independent film exclusively and an annual celebration of the spirited pioneers who bring a unique vision to filmmaking.
•IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

•As of December 31, 2021, SundanceTV reached approximately 66 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•SundanceTV has remained true to founder Robert Redford’s mission to celebrate creativity and distinctive storytelling through unique voices and narratives since its launch in 1996.

•Working with today's most innovative talent, SundanceTV attracts viewer and critical acclaim for its original scripted programming and true-crime documentaries, which has included the Peabody-award winning Rectify, Top of the Lake and Top of the Lake: China Girl, directed by Oscar-winning Jane Campion and starring Elisabeth Moss and Nicole Kidman.
•Current series include: the Emmy Award-winning short form anthology series State of the Union, previously starring the award-winning duo of Rosamund Pike and Chris O’Dowd with the next season starring Brendan Gleeson and Patricia Clarkson; true crime series Indefensible starring Jena Friedman; and It Couldn’t Happen Here from Hilarie Burton Morgan.
•SundanceTV is also home to past fan favorites including NCIS, Jag, and Columbo.

Streaming Services - Our streaming services ended 2021 with more than nine million aggregate paid streaming subscribers1. Our streaming portfolio includes the following targeted services:
•Launched in 2020, AMC+ is the Company’s premium streaming bundle featuring an extensive lineup of popular and critically acclaimed original programming from AMC, BBC America, IFC and SundanceTV and full access to targeted streaming services Shudder, Sundance Now and IFC Films Unlimited.
•AMC+ features a library of commercial-free content, including fan favorites Mad Men, Halt & Catch Fire, Turn: Washington’s Spies, Hell on Wheels, NOS4A2, Rectify, Orphan Black, Portlandia, and series from The Walking Dead Universe, among many others.
•AMC+ also offers a growing slate of original and exclusive series including Ragdoll, Kin, Gangs of London, The North Water, The Beast Must Die, Too Close, The Salisbury Poisonings, Spy City, Ultra City Smiths, Anna, and Firebite.
•Upcoming series for AMC+ include 61st Street, from BAFTA-winner Peter Moffat and executive produced by Michael B. Jordan; Moonhaven, from Peter Ocko, who we previously collaborated with on the critically-acclaimed Lodge 49; Dark Winds, executive produced by Robert Redford and George R.R. Martin; and two new series from the Anne Rice catalog: Anne Rice’s Interview with the Vampire and Anne Rice’s Mayfair Witches. AMC and The Walking Dead Universe Chief Content Officer Scott Gimple have continued developing projects for The Walking Dead Universe, including a new episodic anthology planned for 2022 called Tales of the Walking Dead and other spinoffs. As part of Gimple’s multi-year plan, there are a variety of projects currently in development, including additional series, specials, digital content and more.
•AMC+ recently launched in Canada and Australia, and is available in the United States through its website, the AMC+ app, and a number of digital and cable partners.
•Acorn TV is North America’s largest streaming service specializing in British and international television. Acorn TV adds exclusive new programs with a deep library of mysteries, dramas, and comedies with no commercials.
•In 2021, Acorn TV featured several commissioned original series including the second season of Miss Fisher spinoff Ms. Fisher’s Modern Murder Mysteries, British crime drama Whitstable Pearl, Kiwi romantic comedy Under the Vines and British detective drama Dalgleish starring Bertie Carvel, as well as Irish crime thriller Bloodlands starring James Nesbitt and co-executive produced by Jed Mercurio, the return of New Zealand detective series My Life Is Murder starring Lucy Lawless, popular Canadian period drama Murdoch Mysteries, and a growing catalog of popular binge-able dramas that include A Place to Call Home, Detectorists, Jack Irish and Foyle’s War.
•Recent Acorn TV original series include Deadwater Fell starring David Tennant, highly-rated BBC One drama The Nest; and groundbreaking BBC One period drama A Suitable Boy from Mira Nair.
•Acorn TV’s international distribution is growing, with the service available in key markets including Canada, the UK, South Africa, and across Europe and Latin America.
•Shudder is a premium streaming service offering a selection of horror, thriller and supernatural movies, series, and specials, uncut and commercial free.
1 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services, and includes an estimate of subscribers that converted to paying status in the subsequent period based on historical conversion percentages.

•Shudder brings its subscribers Hollywood favorites, cult classics and original series and critically acclaimed new genre films they cannot find anywhere else. 2021 programming included new seasons of Creepshow, The Boulet Brothers’ Dragula and Slasher: Flesh & Blood, and 50 original or exclusive films including V/H/S/94, The Boy Behind the Door and The Amusement Park, the previously lost film from horror master George A. Romero.
•Shudder recently launched internationally in Ireland, Australia and New Zealand.
•Sundance Now is for TV watchers looking for their next series to obsess over and offers a rich selection of original and exclusive series from engrossing true crime to heart-stopping dramas and fiercely intelligent thrillers from around the world, all streaming commercial-free.
•Sundance Now has exclusively premiered several distinctive, critically acclaimed Sundance Now Original Series, including supernatural drama A Discovery of Witches, glamourous thriller Riviera and critically acclaimed French spy drama The Bureau, plus Sundance Now Exclusives, such as Nordic noir thriller Wisting and British drama Des starring David Tennant; as well as riveting true crime series like No One Saw a Thing.
•Sundance Now is also available in key markets overseas including the UK, Ireland, Germany and Australia.

•ALLBLK is an invitation to a world of streaming entertainment that is inclusively, but unapologetically – Black. Featuring a diverse lineup of content that spans across genres and generations, the ALLBLK library includes exclusive original series such as Craig Ross Jr.’s Monogamy, A House Divided, and Double Cross; must-see independent films, nostalgic Black cinema, popular network TV, lively stage plays, and so much more.
•ALLBLK is available on iOS, Android, Amazon Prime Video Channels, Apple TV and Apple TV Channels, Roku and Roku Channels, Amazon Fire TV, YouTube TV, Cox, DISH, Sling TV, Charter and more. ALLBLK’s content can also be found on Comcast and AT&T outlets under the WEtv+ banner.

•HIDIVE is an anime-focused direct-to-consumer subscription streaming service with the rights to a growing catalog of over 500 uncut, commercial free TV series, movies, and original video animations. In addition to its deep and diverse catalog, HIDIVE offers simulcast streams of the freshest anime content directly from Japan. HIDIVE is available in North America as well as key overseas markets including the UK, Ireland, Australia, New Zealand and Latin America.

AMC Studios - Our AMC Studios operation is our in-house studio production and distribution operation.
•AMC Studios launched in 2010 with its first series, The Walking Dead, the highest-rated series in cable history.
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

Film Distribution - Our film distribution business, IFC Films, is a leading distributor of high-quality, talent-driven independent films.
•IFC Films operates two distribution labels: IFC Films and IFC Midnight, both of which distribute independent films across virtually all available media platforms, including in theaters, on cable/satellite video on demand, cable network television, streaming/downloading to internet-connected screens and DVDs. IFC Films has a film library consisting of more than 1,000 titles.
•IFC Films also operates IFC Films Unlimited, its own subscription based streaming service in the United States and Canada which launched in 2019.
•As part of its strategy to grow the marketplace for independent films, IFC Films also operates the IFC Center as well as DOC NYC. IFC Center is an independent movie theater located in the heart of New York City's Greenwich Village. DOC NYC, the largest documentary film festival in the United States, takes places every November in person in New York and, since 2020, online across the United States, and also offers year-round documentary programming both online and in person.
•Notable IFC Films releases include the acclaimed The Dry, starring Eric Bana, Bergman Island from Mia Hansen Love, Benedetta from Paul Verhoeven and Werewolves Within from director Josh Ruben. Films from its recent slate appeared in over 220 Top 10 End of Year critic’s lists and garnered 7 Independent Spirit Award Nominations for The Novice, Catch the Fair One, The Nowhere Inn and Holler.

AMC Networks Broadcasting & Technology - AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company, which primarily services most of the domestic programming networks of the Company.
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

International and Other
Our International and Other segment includes the operations of AMC Networks International and 25/7 Media.

AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 115 countries and territories around the world, through operational centers in London, Madrid, Budapest, Miami and Buenos Aires.
•AMCNI consists of our global brand, AMC, as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres, including sports, film, cooking, crime and investigation, science, documentary and kids.
•Our local and regional channels are programmed for local audiences and language, and we develop and license local content that is tailored to individual market tastes.
•AMCNI also operates a number of joint venture partnerships and managed channel services as well as direct to consumer services. A joint venture with ViacomCBS Networks International delivers a portfolio of entertainment channels which is managed from London. Dreamia, a joint venture with NOS in Portugal, delivers channels including Canal Hollywood, Canal Panda, Panda Kids, Biggs and Casa e Cozinha.
•Highlights of the top AMCNI locally recognized channels are detailed below:

•El Gourmet is a “go-to” TV culinary destination for Latin American audiences that connects with its viewers by celebrating local traditions and featuring culinary experiences from all over the world. Its mission is to reunite family and friends around the table to make memorable life experiences.
•Launched 22 years ago, El Gourmet offers 100% of its content in Spanish, with over 90% of original productions and more than 250 premiering hours each year, showcasing some of the greatest celebrity cooks of this region.
•El Gourmet’s original productions have been awarded 14 Martin Fierro Awards (granted by the Association of Argentine Television and Radio Journalists) as well as two Taste Awards in the United States.

• Our UK business operates a joint venture with ViacomCBS Networks International delivering a portfolio of entertainment channels in the UK including CBS Reality, CBS Europa, CBS Justice, CBS Drama and Horror Channel.
•CBS Reality is increasingly airing owned locally produced ‘true crime’ content aimed at women in the 50+ demographic. These documentary style programs re-visit famous crimes predominantly from the UK and the United States and investigate the psychology of a killer.

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

•25/7 Media (dba Center Drive Media) owns and operates two leading production companies: Triage Entertainment, founded in 1995, and Lando Entertainment, founded in 2016.
•Together, they have produced over 4,000 hours of premium, prime-time programming, distributed in over 100 countries, and focus on four major genres: multi-cam events, original formats and lifestyle, premium documentary series and scripted.
•Center Drive Media has produced award-winning and culturally distinctive originals across a wide range of networks and platforms, including CBS, NBC, Netflix, Paramount+, Discovery+, Food Network, HGTV, Lifetime, History, MTV, CMT, HBO and Showtime. Upcoming multi-camera events include specials from Sebastian Maniscalco, Taylor Tomlinson and Gabriel Iglesias. Original formats and lifestyle include Tournament of Champions, Food Network’s highest-rated series and Guy Fieri’s Guy’s Grocery Games. Premium documentary series include the Emmy award-winning Remastered and the soon-to-be-relaunched series Sightings in association with CBS Productions. Scripted series include Black Jesus for Comedy Central.

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
Closed Captioning
Certain of our networks must provide closed-captioning of programming for the hearing impaired, and comply with other regulations designed to make our content more accessible, and we must provide closed captioning on certain video content that we offer on the Internet or through other Internet Protocol distribution methods.
CALM Act
FCC rules require MVPDs to ensure that all commercials comply with specified volume standards, and our distribution agreements generally require us to certify compliance with such standards.
Emergency Alert Codes or Attention Signals
We may not include emergency alert codes or attention signals, or simulations of them, in our content under any circumstances other than a genuine alert, an authorized test of the emergency alert system, or a permissible public service announcement.
Obscenity Restrictions
Cable operators and other MVPDs are prohibited from transmitting obscene programming, and our distribution agreements generally require us to refrain from including such programming on our networks.
Program Carriage
The FCC's program carriage rules prohibit distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Recent regulatory changes and court decisions make it more difficult for our programming networks to challenge a distributor’s decision to decline to carry one of our programming networks or discriminate against one of our programming networks.

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
Effect of "Must-Carry" and "Retransmission Consent" Requirements
The FCC's implementation of the statutory "must-carry" obligations requires cable and DBS operators to give certain broadcasters preferential access to channel space and preferential channel positions, and FCC "retransmission consent" rules allow broadcasters to require cable and DBS operators to carry broadcast-affiliated networks as a condition of access to the local broadcast station and to charge substantial fees for both carriage of the local broadcast station and the broadcast-affiliated networks. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems nor any guaranteed channel position. These carriage laws may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators, or the amount of programming funds that cable and DBS operators have available for carriage of our networks.
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety, oversight of user-generated content, and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the European Union's General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act, or as amended, the CCPA. The GDPR and the CCPA impose, among other things, more stringent operational requirements for processors and controllers of personal data, including expanded disclosures about how personal information is to be used, and increased liability for violations. In addition, the FCC from time to time considers whether some or all websites offering video programming should be considered MVPDs and regulated as such.
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
Distribution of Programming Services
The business of distributing programming services to cable television systems and other MVPDs and licensing of original programming for distribution is highly competitive. Our programming services face competition from other programming networks and services for carriage by a particular MVPD, and for the carriage on the service tier that will attract the most subscribers. Once our programming service is selected by a distributor for carriage, that service competes for viewers not only with the other programming services available on the distributor's system, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.

Important to our success in each area of competition we face are the prices we charge for our programming services, the quantity, quality and variety of the programming offered on our services, and the effectiveness of our services' marketing efforts. The competition for viewers among advertiser supported networks is directly correlated with the competition for advertising revenues with each of our competitors.
Our ability to successfully compete with other networks and services may be hampered because the cable television systems or other MVPDs through which we seek distribution may be affiliated with other programming networks or services. In addition, because such distributors may have a substantial number of subscribers, the ability of such programming services to obtain distribution on the systems of affiliated distributors may lead to increased distribution and advertising revenue for such programming networks or services because of their increased penetration compared to our programming services. Even if such affiliated distributors carry our programming services, such distributors may place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.
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
HUMAN CAPITAL RESOURCES
At AMC Networks, we are passionate about telling authentic stories that connect with audiences in meaningful ways and that entertain with vivid characters and worlds that show a full spectrum of the human experience. We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees so that we have the ability to attract, develop and retain a high performing and diverse workforce.
Diversity, Equity and Inclusion
At AMC Networks being diverse, equitable, and inclusive is more than a business imperative that spurs creativity and drives innovation. It is at the heart of who we are and what we believe.

Some examples of our DEI areas of focus are described below:
Fostering Inclusive Communities – We have nine active Employee Resource Groups (ERGs) that form communities through shared interests and experiences with 18 chapters across the U.S, the UK, Europe and Latin America. Our ERG members strive to create a culture of belonging for our employees. They facilitate networking and connections with peers; support the acquisition of diverse talent internally and externally; provide an avenue to facilitate leadership and skill development; and help to increase the organization’s overall cultural competency. They are an important part of driving our business objectives, including curating themed content areas that helps drive streaming subscriber growth and acting as a valuable sounding board for content development and programming.
Develop Talent Pipelines – We strive to create robust pipelines of diverse talent for our workplace to provide employment opportunities that are accessible for underrepresented communities. We do this through partnerships with leading industry diversity advocacy organizations and through our corporate internship program where we source candidates from a broad range of colleges including Historically Black Colleges and Universities (HBCUs) and Hispanic Serving Institutions (HSIs).
Learning Together – To equip our employees with the tools and knowledge they need to expand awareness and understand what promoting diversity, equity and inclusion really means, our employees participate in a variety of learning opportunities covering topics ranging from building a more equitable workforce to unconscious bias.
Our Content – We have a long track record of championing and supporting independent and diverse voices and using our platforms to bring these storytellers’ vision to life. Encouraging diverse and inclusive voices and points of view – on our screens, on our sets, and in our writer’s rooms – is fundamental to our creative process. It is how we understand, reflect, and speak with insight and authenticity to the wide range of audiences we reach every day. In 2021, over 50% of AMC Networks’ writers’ rooms were staffed with diverse writers.
High Impact Partnerships – We work with leading industry organizations to ensure there is greater inclusion in the stories we tell. In 2021, we signed on to #ChangeHollywood in partnership with Color of Change and others to use inclusion riders on every AMC Studios production. We are proud to be a launch partner of Coded for Inclusion, a new job matching platform for production crews designed to help change the way hiring happens in Hollywood. Through our partnership in Mentorship Matters, we connect showrunners with emerging writers of color for dynamic year-long mentorships. These are just a few examples of our active partnerships and collaborations through which we strive to empower the next generation of storytellers.
Talent
The Company employed 1,739 full-time employees and 287 part-time employees as of December 31, 2021. Our global workforce, as of December 31, 2021, was over 50% women, with 45% of our senior leadership positions (vice president or equivalent and above) held by women, including the Company’s first female Executive Officer, who joined the Company as Chief Financial Officer in January 2021 and who was promoted to a new dual role of Chief Operating Officer and Chief Financial Officer in October 2021. Over 28% of our U.S.-based workforce are people of color.
We aim to attract top talent through our corporate brand and our reputation for innovation and high-quality content, as well as through the many benefits we offer. We aim to retain our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering a positive corporate culture.
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
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: adoption assistance; backup child/elder care; child care resources; college planning; domestic partner coverage; domestic partner tax equalization; gender reassignment surgery; employee assistance programs; financial planning seminars; and a health advocate offering. These resources are intended to support the health, finance, and well-being of our employees.
In addition, for certain of our productions, the Company, through in-house and third-party production service companies, engages the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Since these agreements are generally entered into on a per-project basis, negotiations occur on various agreements throughout the year. We believe that our relations with the labor unions and our employees are generally good.
Culture
Our Company has a proud past and a long history of innovation and originality in our storytelling. This legacy informs who we are and is imbued in our corporate culture and in our values. We embrace collaboration, openness, approachability, as well as agility and creativity.

Throughout the year we bring together partners, thought leaders and our creative talent for engaging and eye-opening conversations for our employees about our content, industry trends, and advancing DEI.
Giving and social impact programs and initiatives are an important part of our culture because at AMC Networks we want to be a source for positive change in the communities where we live and work. Through philanthropic efforts, community outreach and strong and lasting partnerships, we support causes aimed at advancing a culture of inclusivity and amplify everyone’s voice. In 2021, we launched a new online giving and volunteering platform for our employees called Give Back at AMCN, dedicated to making an impact in the areas that matter most to our workforce. Employees can research and learn about organizations doing important and difference-making work and make personal charitable donations, which includes an annual company match.
Other initiatives to foster community and social impact include paid time off for full-time employees for Juneteenth, Election Day, Veterans Day and a volunteer day of their choice.
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
The success of our programming services, consisting of linear networks and streaming services, depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce certain of our original programming through our studio operations, we obtain most of the programming on our services (including original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other parties if we are not in compliance with their terms.
Competition for programming has increased as the number of programming networks and streaming services has increased. Other programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription streaming services, such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs may adversely affect our profits.
We produce a significant amount of original programming and other content and continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime, increases our programming content costs.
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
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business
Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. We incur significant marketing expenditures to attract streaming subscribers, therefore retention of those subscribers is critical to our business model. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscription) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected. Further, if excessive numbers of subscribers cancel our services, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.
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
We must successfully adapt to technological advances in our industry, including alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our traditional television offerings or for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription streaming services, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business. In addition, advertising revenues could be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.

Economic and Operational Risks
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
•war and acts of terrorism; and
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations.
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
We maintain information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained in digital form is subject to the risk of cybersecurity attacks, tampering and theft. We develop and maintain systems to monitor and prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Remote work arrangements, such as those implemented in response to the COVID-19 pandemic, may increase the risk of cyber incidents, including data breaches. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our or our third-party providers' data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our or our third-party providers' network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We rely upon cloud computing services to operate certain aspects of our business and any disruption of or interference with our use of these services would impact our operations and our business would be adversely impacted.
Cloud computing services provide a distributed computing infrastructure platform for business operations (for example Amazon Web Services or AWS). We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS or other third party provides. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.
If our technology facilities fail or their operations are disrupted, or if we lose access to third party satellites, our performance could be hindered.
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain a full time disaster recovery site in Chandler, Arizona, which is capable of providing simultaneous playout of AMC, BBCA, SundanceTV, IFC and WEtv in the event of a disruption of operations at our main facility in Bethpage, NY. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery site can be operational on the satellite within one to two hours.
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
During 2020, the rapid spread of the COVID-19 pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy. Many of those impacts continued in 2021 despite the availability of vaccines as new variants of COVID-19, including the Delta and Omicron variants, have continued to impact the global economy.
The impact of COVID-19 and measures to prevent its spread have affected and may, in the future, affect our businesses in a number of ways. Beginning in mid-March 2020, we experienced adverse advertising sales impacts and suspended content production, which led to delays in the creation and availability of substantially all of our programming. Although we have recommenced production activities, we cannot guarantee that we will not have to suspend them in the future, temporarily or over a longer term, as a result of the pandemic. In addition, substantially all Company employees continue to work remotely, and the Company continues to restrict business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, remote work arrangements heighten the operational risks, including cybersecurity risks, to which we are subject. Lack of widespread public acceptance of vaccines has led to the continued spread of COVID-19 variants which has perpetuated the adverse effects of COVID-19 on economic conditions into 2022. Further, even if vaccines become widely used, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of new COVID-19 variants or mitigating the impact of COVID-19 on economic conditions.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including the impairment of goodwill (see Note 9) and indefinite-lived intangible assets and the fair value and collectability of receivables. The COVID-19 pandemic has had a negative impact on the Company's operations since mid-March 2020. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines against new variants of COVID-19, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher or lower income or non-income tax expenses. Also, various income tax proposals in the countries in which we operate, such as those relating to fundamental U.S. international tax reform and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws under which our taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such changes could negatively impact our business.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2021, our consolidated financial statements included approximately $5.7 billion of consolidated total assets, of which approximately $1.1 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2021, we had $2.9 billion principal amount of total long-term debt (excluding finance leases), $675.0 million of which is senior secured debt under our Credit Facility and $2.2 billion of which is senior unsecured debt.
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
As of December 31, 2021, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 3% of our outstanding Class A Common Stock and approximately 79% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement (the "Stockholders Agreement") that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan Siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.3 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain executives and directors with Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"), which may give rise to conflicts.
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSGS and MSGE (each, an "Other Entity" and, collectively the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. Five members of our Board of Directors, including our Chairman, are directors of MSGS and six members of our Board of Directors, including our Chairman, are directors of MSGE. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our proxy statement filed with the SEC on April 30, 2021 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
Our amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSGS, MSGE, and its subsidiaries and that we may engage in material business transactions with such entities (the applicable provisions of the amended and restated certificate of incorporation, the "Overlap Provisions"). The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 578,000 square feet of space in the United States, including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms through 2027. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a term through 2029, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Florida, Maryland and Illinois.
We lease approximately 181,000 square feet of space outside of the U.S., including in Spain, Hungary and the United Kingdom that support our international operations.
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
On July 16, 2021, the parties entered into a settlement agreement (the “Settlement Agreement”) to resolve the consolidated actions. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded charge of approximately $143 million in the quarter ended June 30, 2021 in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of approximately $57 million of ordinary course accrued participations. The Settlement Agreement also includes customary provisions included in such agreements, including providing for mutual releases, covenants not to sue, waivers, confidentiality, non-disparagement and indemnification for third party claims. On July 21, 2021, the Plaintiffs filed a stipulation to discontinue the consolidated actions, with prejudice.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Walking Dead Litigation"). The California Plaintiffs asserted that the Company had been improperly underpaying the California Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The California Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the California Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the California Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. A May 2, 2022 trial date has been set with regard to claims not addressed in the first phase trial. The parties have resumed discovery in preparation for the May 2, 2022 trial. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. A hearing on the motion is scheduled for April 1, 2022. The Company believes that the remaining asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2016 through December 31, 2021. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Discovery Inc., the Walt Disney Company, Fox Corporation (included from March 19, 2019, when trading began), Lions Gate Entertainment Corporation, and ViacomCBS Inc. The chart assumes $100 was invested on December 31, 2016 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
AMC Networks Inc.
S&P MidCap 400 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
AMC Networks Inc.	100	103.32	104.85	75.47	68.34	65.80
S&P MidCap 400 Index	100	116.24	103.36	130.44	148.26	184.97
Peer Group	100	101.79	100.80	126.36	148.21	129.30
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

As of February 9, 2022 there were 570 holders of record of our Class A Common Stock and 34 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2021. As of December 31, 2021, the Company has $135.3 million available for repurchase under the Stock Repurchase Program.

Item 6. [Reserved]

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2021, 2020 and 2019. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2021 as well as an analysis of our cash flows for the years ended December 31, 2021, 2020 and 2019. The discussion of our financial condition and liquidity also includes a summary of our primary sources of liquidity.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
Financial Highlights

Dollars in thousands, except per share amounts	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues, net
Domestic Operations	$2,580,616	$2,381,401	$2,563,250	8.4%	(7.1)%
International and Other	511,317	453,230	527,916	12.8%	(14.1)%
Inter-segment Eliminations	(14,325)	(19,675)	(30,845)	(27.2)%	(36.2)%
	$3,077,608	$2,814,956	$3,060,321	9.3%	(8.0)%
Operating Income (Loss)
Domestic Operations	$617,875	$734,871	$884,054	(15.9)%	(16.9)%
International and Other	37,167	(109,365)	(83,948)	(134.0)%	30.3%
Corporate / Inter-segment Eliminations	(165,120)	(182,862)	(174,829)	(9.7)%	4.6%
	$489,922	$442,644	$625,277	10.7%	(29.2)%
Adjusted Operating Income (Loss) (1)
Domestic Operations	$845,441	$827,954	$986,331	2.1%	(16.1)%
International and Other	83,294	48,725	67,336	70.9%	(27.6)%
Corporate / Inter-segment Eliminations	(112,665)	(110,068)	(109,677)	2.4%	0.4%
	$816,070	$766,611	$943,990	6.5%	(18.8)%

(1) Adjusted Operating Income (Loss), is a non-GAAP financial measures. See the "Non-GAAP Financial Measures" section on page 47 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Segment Reporting Changes
In the first quarter of 2021, we changed our presentation of operating segments, reflecting a reorganized operating structure focused on a multi-platform distribution approach to content monetization. Our streaming services and IFC Films, previously included in the International and Other segment, are now included within Domestic Operations (formerly referred to as the National Networks segment). In addition, certain corporate overhead costs are no longer allocated to the operating segments. Operating segment information for the prior years has been recast to reflect these changes. The new reporting structure consists of the following two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming services and also licenses such programming worldwide, and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. See Note 4 to the consolidated financial statements for additional information relating to the spin-off of the Levity comedy venues business.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming services, and content licensing revenue from the licensing of original programming for digital, foreign and home video distribution. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are paid on a monthly basis. Content licensing revenue from the licensing of original programming for digital and foreign distribution is recognized upon availability or distribution by the licensee.
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
Programming expenses, included in technical and operating expenses, represent the largest expense of the Domestic Operations segment and primarily consists of amortization and write-offs of programming rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplinking and encryption.
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in programming services. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as program rights that are monetized individually are amortized based on the individual-film-forecast-computation method, while program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expenses. Program rights write-offs of $11.1 million, $97.5 million and $38.6 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively (see further discussion below).
See "Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media (formerly Levity).
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the year ended December 31, 2021, distribution revenues represented 79% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consists of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expenses.
Similar to our Domestic Operations businesses, the most significant business challenges we expect to encounter in our International and Other businesses include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors' platforms, the number of subscribers on those platforms and economic pressures on subscription fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e. dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds, a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, "Risk Factors - We face risks from doing business internationally." in this Annual Report.
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
Impact of COVID-19 on Our Business
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.
Capital and credit market disruptions, as well as other events such as the COVID-19 pandemic, inflation, international conflict and recession, could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services from our distributors. Events such as these may adversely impact our results of operations, cash flows and financial position.

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net (income) loss attributable to noncontrolling interests in our consolidated statements of operations.
Years Ended December 31, 2021, 2020 and 2019
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues, net:
Subscription	$1,568,576	$1,385,115	$1,388,542	13.2%	(0.2)%
Content licensing and other	558,378	554,025	677,946	0.8%	(18.3)
Distribution and other	2,126,954	1,939,140	2,066,488	9.7%	(6.2)
Advertising	950,654	875,816	993,833	8.5%	(11.9)
Total revenues, net	3,077,608	2,814,956	3,060,321	9.3%	(8.0)
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,432,083	1,401,591	1,506,985	2.2%	(7.0)
Selling, general and administrative	891,734	708,820	679,444	25.8%	4.3
Depreciation and amortization	93,881	104,606	101,098	(10.3)%	3.5
Impairment and other charges	159,610	122,227	106,603	30.6%	14.7
Restructuring and other related charges	10,378	35,068	40,914	(70.4)%	(14.3)
Total operating expenses	2,587,686	2,372,312	2,435,044	9.1%	(2.6)
Operating income	489,922	442,644	625,277	10.7%	(29.2)
Other income (expense):
Interest expense, net	(118,830)	(108,578)	(133,091)	9.4%	(18.4)
Loss on extinguishment of debt	(22,074)	(2,908)	—	659.1%	n/m
Miscellaneous, net	25,214	71,221	(6,000)	(64.6)%	n/m
Total other income (expense)	(115,690)	(40,265)	(139,091)	187.3%	(71.1)
Net income from operations before income taxes	374,232	402,379	486,186	(7.0)%	(17.2)
Income tax expense	(94,393)	(145,391)	(78,470)	(35.1)%	85.3
Net income including noncontrolling interests	279,839	256,988	407,716	8.9%	(37.0)
Net income attributable to noncontrolling interests	(29,243)	(17,009)	(27,230)	71.9%	(37.5)
Net income attributable to AMC Networks' stockholders	$250,596	$239,979	$380,486	4.4%	(36.9)%
Revenues
2021 vs. 2020
Subscription revenues increased in our Domestic Operations segment by 15.1% primarily due to an increase in streaming revenues, and in our International and Other segment by 4.5% primarily due to the favorable impact of foreign currency fluctuations at AMCNI.
Content licensing and other revenues decreased in our Domestic Operations segment by 3.9% primarily related to the number of distributed original programs as compared to the prior comparable period. Content licensing and other revenues increased in our International and Other segment by 11.5% primarily due to the resumption of production activities at 25/7 Media, which were previously delayed due to the COVID-19 pandemic.

Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
Advertising revenues increased in our Domestic Operations segment and our International and Other segment by 5.4% and 42.1%, respectively, primarily due to higher pricing.
Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
2020 vs. 2019
Subscription revenues increased in our Domestic Operations segment by 0.8% primarily due to an increase in subscribers to our streaming services, which was offset by a decrease in subscribers to our programming networks. Subscription revenues decreased in our International and Other segment by 4.8% primarily at AMCNI due to the impacts of the COVID 19 pandemic.
Content licensing and other revenues decreased in our Domestic Operations segment by 16.8% primarily due to reduction in the number of original programs we distributed related to production delays, and in our International and Other segment by 25.3% primarily at 25/7 Media due to the impact of the COVID-19 pandemic on its operations.
Advertising revenues decreased in our Domestic Operations segment and our International and Other segment by 11.4% and 17.1%, respectively, primarily due to lower ratings and a reduction in the number of episodes of our original programming primarily related to the impact of the COVID-19 pandemic.
Technical and operating expenses (excluding depreciation and amortization)
The components of technical and operating expenses primarily include the amortization and write-offs of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
Technical and operating expenses (excluding depreciation and amortization) for 2021 compared to 2020 increased in our Domestic Operations segment by 1.8% primarily due to an increase in other direct program costs, and in our International and Other segment by 0.8% primarily due to an increase at 25/7 Media related to the resumption of production activities.
Technical and operating expenses (excluding depreciation and amortization) for 2020 compared to 2019 decreased in our Domestic Operations segment by 5.8% primarily due to a decrease in program rights amortization and in our International and Other segment by 9.5% primarily at 25/7 Media, due to the impact of the COVID-19 pandemic on its operations.
Program rights amortization expense includes write-offs of $12.8 million, $108.3 million and $40.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Programming write-offs are based on management's periodic assessment of programming usefulness.
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
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expenses (including share-based compensation expenses) for 2021 compared to 2020 increased in our Domestic Operations segment by 39.7% primarily due to higher advertising and subscriber acquisition expenses, and in our International and other segment by 20.4% primarily due increased selling expenses, including commissions at AMCNI, partially offset by a decrease of 9.2% in corporate due to lower stock-based compensation expenses.
Selling, general and administrative expenses (including share-based compensation expenses) for 2020 compared to 2019 increased in our Domestic Operations segment by 8.0% primarily due to increased advertising and subscriber acquisition expenses and decreased in our International and other segment by 19.6% primarily at 25/7 Media primarily due to the impact of the COVID-19 pandemic. Corporate selling, general and administrative expenses increased by 16.4% primarily related to higher administrative costs.

Depreciation and amortization expenses
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Depreciation and amortization for 2021 compared to 2020 decreased primarily in the International and Other segment due to the lower carrying values of long-lived assets resulting from the impairment charge recognized in June 2020.
Depreciation and amortization for 2020 compared to 2019 increased primarily in our Domestic Operations segment due to depreciation of equipment at our AMC Networks Broadcasting and Technology facilities, which was partially offset in our International and Other segment from lower depreciation and amortization expenses due to the lower carrying values of long-lived assets resulting from the impairment charge recognized in June 2020.
Impairment and other charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million, included in Impairment and other charges, in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
In March 2021, the Company completed a spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of its obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.6 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings LLC following the spin-off.
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
Restructuring and other related charges
For 2021, restructuring and other related charges consisted of (i) $6.1 million at AMCNI related to severance costs and the termination of distribution in certain international territories and (ii) $4.3 million of severance costs associated with the restructuring plan announced in November 2020.
In November 2020, management commenced a restructuring plan (the “2020 Plan”) designed to streamline the Company’s operations through a reduction of its domestic workforce. The 2020 Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. In connection with the 2020 Plan, the Company incurred severance costs of $21.2 million. Additionally during 2020, the Company incurred restructuring charges of $13.9 million related to costs associated with the termination of distribution in certain territories, as well as severance and other personnel related costs associated with previously disclosed restructuring activities.

Restructuring and other related charges of $40.9 million for 2019 primarily related to the management re-organization commenced in September 2019. In connection with this re-organization, a number of roles were eliminated to improve the effectiveness of management while reducing the cost structure of the Company. As a result, we incurred restructuring charges of $26.0 million. In addition, charges associated with the our streaming services re-organization consisted of severance and other personnel related costs of $1.9 million and programming write-offs of $13.0 million related to a change in programming strategy.
Operating income
The increase in operating income for 2021 compared to 2020 was primarily attributable to an increase in revenues of $262.7 million partially offset by increases in selling, general and administrative expenses of $182.9 million and in technical and operating expenses of $30.5 million.
The decrease in operating income for 2020 compared to 2019 was primarily attributable to a decrease in revenues of $245.4 million and an increase in selling, general and administrative expense of $29.4 million, partially offset by a decrease in technical and operating expense of $105.4 million.
Interest expense, net
The increase in interest expense, net for 2021 compared to 2020 was primarily due to lower interest income, partially offset by lower average interest rates on our outstanding senior notes and credit facility.
The decrease in interest expense, net for 2020 compared to 2019 was primarily due to lower interest rates on our credit facility and lower average outstanding long-term debt balances.
Loss on extinguishment of debt
In February 2021, we redeemed (i) the remaining $400 million principal amount of our 4.75% senior notes due December 2022 and (ii) $600 million principal amount of our 5.00% senior notes due April 2024. In connection with the redemptions, we incurred a loss on extinguishment of debt for the year ended December 31, 2021 of $22.1 million representing a redemption premium on the 5.00% senior notes due 2024, and the write-off of a portion of the unamortized discount and deferred financing costs related to both issuances.
In March 2020, we redeemed $200 million principal amount of the then-outstanding $600 million principal amount of our 4.75% Notes due December 2022. The loss on extinguishment of debt for the year ended December 31, 2020 of $2.9 million represents the redemption premium, the write-off of a portion of the unamortized discount and deferred financing costs.
Miscellaneous, net
The decrease in miscellaneous, net of $46.0 million in 2021 compared to 2020 was primarily related to a decrease of $64.1 million in net realized and unrealized gains from certain marketable equity securities, partially offset by a $16.1 million favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
The increase in miscellaneous, net of $77.2 million in 2020 compared to 2019 was primarily related to an increase in net realized and unrealized gains of $92.0 million from certain marketable equity securities, partially offset by an unfavorable variance of $15.0 million in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
Income tax expense was $94.4 million for 2021, representing an effective tax rate of 25%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income tax expense of $11.7 million, tax expense of $9.6 million resulting from a net increase in valuation allowances for foreign deferred tax assets, tax expense of $8.3 million related to non-deductible compensation expense, partially offset by $5.5 million of tax benefit related to nontaxable income attributable to noncontrolling interests and tax benefit of $4.7 million for excess tax benefits related to share-based compensation.
Income tax expense was $145.4 million for 2020, representing an effective tax rate of 36%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $41.7 million resulting from a net increase in valuation allowances for foreign deferred tax assets; state and local income tax expense of $14.7 million, tax expense of $8.4 million for excess tax deficiencies related to share-based compensation and tax expense from foreign operations of $6.8 million partially offset by tax benefit of $5.3 million relating to uncertain tax positions (including accrued interest).

Income tax expense was $78.5 million for 2019, representing an effective tax rate of 16%. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax benefit of $21.0 million resulting from a net decrease in valuation allowances for foreign deferred tax assets, tax benefit of $11.5 million from a deferred tax adjustment to record the impact of an investment tax credit under the deferral method of accounting, partially offset by state and local income tax expense of $12.2 million and $9.0 of tax expense from foreign operations.

Segment Results of Operations
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Segment adjusted operating income as the measure of profit or loss for our operating segments. See Non-GAAP Financial Measures section below for our definition of Adjusted Operating Income and a reconciliation from Operating Income to Adjusted Operating Income on a segment and consolidated basis.
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues, net:
Subscription	$1,318,732	$1,145,970	$1,137,358	15.1%	0.8%
Content licensing and other	416,898	433,954	521,639	(3.9)%	(16.8)%
Distribution and other	1,735,630	1,579,924	1,658,997	9.9%	(4.8)%
Advertising	844,986	801,477	904,253	5.4%	(11.4)%
Total revenues, net	2,580,616	2,381,401	2,563,250	8.4%	(7.1)%
Technical and operating (excluding depreciation and amortization)	(1,150,564)	(1,130,166)	(1,199,159)	1.8%	(5.8)%
Selling, general and administrative(1)	(596,559)	(432,239)	(383,725)	38.0%	12.6%
Majority owned equity investees AOI	11,948	8,958	5,965	33.4%	50.2%
Segment adjusted operating income	$845,441	$827,954	$986,331	2.1%	(16.1)%
(1) Selling, general and administrative excludes share-based compensation expenses
Revenues
2021 vs. 2020
Subscription revenues increased primarily related to a 99.7% increase in streaming revenues driven by an increase in subscribers to our streaming services, partially offset by a low single-digit decline in affiliate revenue.
Subscription revenues include revenues related to the Company's streaming services of approximately $370.8 million, $185.6 million and $95.9 million for 2021, 2020 and 2019, respectively. Aggregate paid subscribers to our streaming services were 9.04 million, 6.1 million and 2.4 million at December 31, 2021, 2020 and 2019, respectively.
Content licensing and other revenues decreased primarily related to the number of distributed original programs as compared to the prior comparable period.
Advertising revenues increased primarily attributable to higher pricing and ad-supported streaming growth, partially offset by lower ratings.
2020 vs. 2019
Subscription revenues increased primarily due to an increase in subscribers to our streaming services, which was mostly offset by a decrease in subscribers to our programming networks.
Content licensing and other revenues decreased due to reduction in the number of original programs we distributed related to production delays.
Advertising revenues decreased primarily attributable to lower ratings and a reduction in the number of episodes of our original programming primarily related to the impact of the COVID-19 pandemic.

The following table presents certain subscriber information for our domestic programming networks at December 31, 2021, 2020 and 2019:

	Estimated Domestic Subscribers (1)
	December 31, 2021	December 31, 2020	December 31, 2019
Domestic Programming Networks:
AMC	78,300	83,600	85,100
WE tv	75,500	77,600	78,200
BBC AMERICA	73,000	76,100	77,000
IFC	68,000	70,700	71,400
SundanceTV	65,900	66,100	66,800
(1) Estimated U.S. subscribers as measured by Nielsen.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) for 2021 compared to 2020 increased primarily due to an increase in other direct program costs, partially offset by a decrease in program rights amortization primarily attributable to the mix of original programming as compared to the prior comparable period.
Technical and operating expenses (excluding depreciation and amortization) for 2020 compared to 2019 decreased primarily due to a decrease in program rights amortization primarily attributable to a decrease in the amount of original programming for our programming networks as compared to the prior comparable period, which was impacted by the production delays resulting from the COVID-19 pandemic. This decrease was partially offset by increased program rights amortization related to our streaming services. In addition, other direct programming costs decreased.
Program rights amortization expense includes write-offs of $11.1 million, $97.5 million and $38.6 million for 2021, 2020 and 2019, respectively. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses (excluding share-based compensation expenses) for 2021 compared to 2020 increased primarily due to higher advertising and subscriber acquisition expenses related to our streaming services partially offset by a decrease in advertising and marketing expenses related to the mix of original programming at our networks.
Selling, general and administrative expenses (excluding share-based compensation expenses) for 2020 compared to 2019 increased principally due to increased advertising and subscriber acquisition expenses for our streaming services partially offset by a decrease in advertising and marketing expenses related to the mix of original programming at our networks, which was impacted by the COVID-19 pandemic. Additionally, general and administrative costs were lower across substantially all expense categories.
Segment adjusted operating income
The increase in segment adjusted operating income for 2021 compared to 2020 was primarily attributable to an increase in revenues of $199.2 million, partially offset by increases in selling, general and administrative expenses of $164.3 million and in technical and operating expenses of $20.4 million.
The decrease in segment adjusted operating income for 2020 compared to 2019 was primarily attributable to a decrease in revenues of $181.8 million, an increase in selling, general and administrative expenses of $48.5 million, partially offset by a decrease in technical and operating expenses of $69.0 million.

International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues, net:
Subscription	$249,844	$239,145	$251,184	4.5%	(4.8)%
Content licensing and other	155,805	139,746	187,073	11.5%	(25.3)%
Distribution and other	405,649	378,891	438,257	7.1%	(13.5)%
Advertising	105,668	74,339	89,659	42.1%	(17.1)%
Total revenues, net	511,317	453,230	527,916	12.8%	(14.1)%
Technical and operating (excluding depreciation and amortization)	(303,045)	(300,681)	(332,241)	0.8%	(9.5)%
Selling, general and administrative(1)	(124,978)	(103,824)	(128,339)	20.4%	(19.1)%
Segment adjusted operating income	$83,294	$48,725	$67,336	70.9%	(27.6)%
(1) Selling, general and administrative excludes share-based compensation expenses
Revenues
2021 vs. 2020
Subscription revenues increased primarily due to the favorable impact of foreign currency fluctuations at AMCNI.
Content licensing and other revenues increased primarily due to the resumption of production activities at 25/7 Media, which were previously delayed due to the COVID-19 pandemic.
Advertising revenues increased primarily related to higher pricing and an increase in ratings, as well as the favorable impact of foreign currency translation.
2020 vs. 2019
Subscription revenues decreased primarily due to the impacts of the COVID 19 pandemic.
Content licensing and other revenues decreased primarily at 25/7 Media, due to the impact of the COVID-19 pandemic on its operations, which resulted in the temporary closure of the comedy venues (which were spun off in March 2021).
Advertising revenues decreased primarily related to pricing and lower demand resulting from the impact of the COVID-19 pandemic.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) for 2021 compared to 2020 increased primarily due to an increase at 25/7 Media related to the resumption of production activities, partially offset by lower program rights amortization at AMCNI.
Technical and operating expenses (excluding depreciation and amortization) for 2020 compared to 2019 decreased primarily at 25/7 Media due to the impact of the COVID-19 pandemic on its operations, which resulted in production stoppages and temporary closure of comedy venues.
Program rights amortization expense includes write-offs of $1.7 million, $10.8 million and $2.3 million for 2021, 2020 and 2019, respectively. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses for 2021 compared to 2020 increased primarily related to increased selling expenses, including commissions at AMCNI, partially offset by a decrease in administrative expenses at 25/7 Media related to the spin off of the comedy venues in March 2021.
Selling, general and administrative expenses for the 2020 compared to 2019 decreased mainly at 25/7 Media primarily due to the impact of the COVID-19 pandemic, as well as at AMCNI.

Segment adjusted operating income
The increase in segment adjusted operating income for 2021 compared to 2020 was primarily attributable to an increase in revenues of $58.1 million, partially offset by increases in selling, general and administrative expenses of $21.2 million.
The decrease in segment adjusted operating income for 2020 compared to 2019 was primarily attributable to a decrease in revenue of 74.7 million, partially offset by lower technical and operating expense of $31.6 million, and lower selling, general and administrative expense of $24.5 million.

Corporate / Inter-segment Eliminations
The following table sets forth our Corporate / Inter-segment Eliminations results for the periods indicated.

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues, net	(14,325)	(19,675)	(30,845)	(27.2)%	(36.2)%
Technical and operating (excluding depreciation and amortization)	21,526	29,256	24,415	(26.4)%	19.8%
Selling, general and administrative(1)	(119,866)	(119,649)	(103,247)	0.2%	15.9%
Segment adjusted operating income	$(112,665)	$(110,068)	$(109,677)	2.4%	0.4%
(1) Selling, general and administrative excludes share-based compensation expenses and cloud computing amortization
Revenues, net
Revenue eliminations are primarily related to inter-segment licensing revenues recognized between the Domestic Operations and International and Other segments.
Technical and Operating (excluding depreciation and amortization)
Technical and operating eliminations are primarily related to inter-segment programming amortization recognized between the Domestic Operations and International and Other segments.
Selling, general and administrative expenses
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Selling, general and administrative expenses for 2021 compared to 2020 increased primarily due to higher employee related costs, offset by lower administrative costs.
Selling, general and administrative expenses for 2020 compared to 2019 increased primarily related to higher administrative costs.

Non-GAAP Financial Measures
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before share-based compensation expenses or benefit, depreciation and amortization, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, cloud computing amortization and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Year Ended December 31, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$617,875	$37,167	$(165,120)	$489,922
Share-based compensation expenses	22,077	3,627	22,221	47,925
Depreciation and amortization	48,025	19,807	26,049	93,881
Impairment and other charges	143,000	16,610	—	159,610
Restructuring and other related charges	2,516	6,083	1,779	10,378
Cloud computing amortization	—	—	2,406	2,406
Majority owned equity investees AOI	11,948	—	—	11,948
Adjusted operating income (loss)	$845,441	$83,294	$(112,665)	$816,070

	Year Ended December 31, 2020
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$734,871	$(109,365)	$(182,862)	$442,644
Share-based compensation expenses	10,605	2,988	39,315	52,908
Depreciation and amortization	50,574	26,465	27,567	104,606
Impairment and other charges	—	122,227	—	122,227
Restructuring and other related charges	22,946	6,410	5,712	35,068
Cloud computing amortization	—	—	200	200
Majority owned equity investees AOI	8,958	—	—	8,958
Adjusted operating income (loss)	$827,954	$48,725	$(110,068)	$766,611

	Year Ended December 31, 2019
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$884,054	$(83,948)	$(174,829)	$625,277
Share-based compensation expenses	26,153	4,545	33,435	64,133
Depreciation and amortization	41,299	34,983	24,816	101,098
Impairment and other charges	—	106,603	—	106,603
Restructuring and other related charges	28,860	5,153	6,901	40,914
Cloud computing amortization	—	—	—	—
Majority owned equity investees AOI	5,965	—	—	5,965
Adjusted operating income (loss)	$986,331	$67,336	$(109,677)	$943,990

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
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A common stock during 2021. As of December 31, 2021, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.
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
As of December 31, 2021, our consolidated cash and cash equivalents balance of $892.2 million includes approximately $255.0 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash provided by operating activities	$143,474	$748,736	$483,748
Cash used in investing activities	(26,582)	(35,163)	(89,707)
Cash used in financing activities	(84,103)	(647,998)	(131,126)
Net increase in cash and cash equivalents	$32,789	$65,575	$262,915
Operating Activities
Net cash provided by operating activities for 2021, 2020 and 2019 amounted to $143.5 million, $748.7 million, and $483.7 million, respectively. In 2021, net cash provided by operating activities resulted primarily from $1.4 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, a decrease in prepaid expenses and other assets of $183.9 million, and an increase in accounts payable, accrued liabilities and other liabilities of $129.4 million. Partially offsetting these increases were payments for program rights of $1,297.8 million. Changes in all other assets and liabilities during the year resulted in a decrease in cash of $70.2 million.
In 2020, net cash provided by operating activities resulted primarily from $1.5 billion of net income before amortization of program rights, depreciation and amortization, share-based compensation and other non-cash items, a decrease in accounts receivable, trade of $63.3 million due to the timing of cash receipts, a decrease in prepaid expenses and other assets of $64.1 million, and an increase in accounts payable, accrued liabilities and other liabilities of $16.0 million. Partially offsetting these increases were payments for program rights of $850.0 million. Changes in all other assets and liabilities during the year resulted in an increase in cash of $5.1 million.
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
Investing Activities
Net cash used in investing activities for 2021, 2020 and 2019 was $26.6 million, $35.2 million and $89.7 million, respectively. In 2021, net cash used in investing activities was primarily related to the acquisition of investments of $30.3 million, payments for the acquisition of a business of $62.1 million, and capital expenditures of $42.6 million, partially offset by proceeds from the sales of investments of $95.4 million and the collection of a loan for $20.0 million. All other changes in investing activities resulted in an decrease of $7.0 million.
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
Financing Activities
Net cash used in financing activities 2021, 2020 and 2019 was $84.1 million, $648.0 million, and $131.1 million, respectively. In 2021, financing activities primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $32.9 million, and distributions to noncontrolling interests of $29.4 million and payments on finance leases of $3.8 million, partially offset by proceeds from the exercise of stock options of $12.1 million and contributions from noncontrolling interests of $2.7 million.
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

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2021	December 31, 2020
Senior Secured Credit Facility:(a)
Term Loan A Facility	$675,000	$675,000
Senior Notes:
4.75% Notes due December 2022	—	400,000
5.00% Notes due April 2024	400,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	—
Principal amount of debt	$2,875,000	$2,875,000
(a)     The Company's $500 million revolving credit facility remains undrawn at December 31, 2021. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
On February 8, 2021, we issued $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “4.25% Notes due 2029”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. We used such proceeds to redeem (i) the remaining $400 million principal amount of our 4.75% senior notes due 2022 and (ii) $600 million principal amount of our 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date. In connection with the redemptions, we incurred a loss on extinguishment of debt for the year ended December 31, 2021 of $22.1 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.
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
Note Guarantees
Debt of AMC Networks as of December 31, 2021 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2021		Year Ended December 31, 2020
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$2,137,263	$—	$1,947,893
Operating expenses	—	1,713,682	—	1,441,889
Operating income	$—	$423,581	$—	$506,004
Income before income taxes	$314,283	$472,985	$337,810	$486,092
Net income	$250,596	$463,637	239,979	476,881

Balance Sheet	December 31, 2021		December 31, 2020
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$—	$25,749	$74,649
Current assets	9,991	1,242,724	35,424	1,291,630
Non-current assets	4,010,028	3,633,383	3,729.996	3,151,581

Liabilities and equity:
Amounts due to subsidiaries	$12,797	$5,324	$—	$27,091
Current liabilities	100,969	671,041	124,886	545,105
Non-current liabilities	3,067,962	331,860	3,023,726	300,449

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
Owned original programming costs, including estimated participation and residual costs qualifying for capitalization, are recorded as program rights on the consolidated balance sheet. Program rights that are predominantly monetized individually are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. Program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern. We base our estimates of ultimate revenue primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on our current expectation of future exhibitions. We periodically review ultimate revenue estimates and projected program usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value. For example, a program's strong performance could result in increased usage and increased attributable revenues in a particular period, resulting in accelerated amortization of costs in that period. Poor ratings may result in the reduction of attributable revenue from planned usage or the abandonment of a program, which would require a write-off of any unamortized costs. Actual attributable revenue and exhibitions may vary from our projections due to factors such as market acceptance, levels of distribution and advertising revenue, resulting in changes to our decisions regarding planned program usage. A failure to adjust for a downward change in estimates of ultimate revenue could result in the understatement of program rights amortization expense for the period. Any capitalized development costs for programs that we determine will not be produced are also written off. Historically, other than instances of write-offs associated with our decisions to abandon programming, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
Program rights write-offs of $12.8 million, $108.3 million and $40.9 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our intangible assets as of December 31, 2021 is $399.4 million, of which $294.9 million is comprised of affiliate relationships acquired in business combinations. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expenses in future periods. In June 2020, we recognized impairment charges associated with certain intangible assets. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
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
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	December 31, 2021
Domestic Operations	$353,470
International and Other	355,874
$709,344
Based on our annual and interim impairment tests for goodwill during 2021 and 2020, we recognized no impairment charges for the year ended December 31, 2021 and $25.1 million for the year ended December 31, 2020. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2021, the fair value of our fixed rate debt of $2.22 billion was higher than its carrying value of $2.17 billion by $45.1 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2021 would increase the estimated fair value of our fixed rate debt by approximately $69.0 million to approximately $2.29 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we may enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are creditworthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.
As of December 31, 2021, we have $2.9 billion principal amount of debt outstanding (excluding finance leases), of which $675.0 million principal amount outstanding under the Credit Facility is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2021 would increase our annual interest expense by approximately $6.6 million. The interest rate paid on approximately 77% of our debt (excluding finance leases) as of December 31, 2021 is fixed.
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
The Company recognized foreign currency transaction gains (losses) of $12.2 million, $(4.0) million and $11.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, resulting from the translation of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 63 of this Annual Report, and are incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2021, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2021 (the "2022 Proxy Statement"), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2022 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2022 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2022 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2022 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 63.
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

4.9
Third Supplemental Indenture, dated as of February 8, 2021, to the Indenture, dated as of March 30, 2016, among AMC Networks, as issuer, the Guarantors and U.S. Bank National Association, as Trustee, and Form of Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2021)

4.10
Description of AMC Networks Inc.'s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.8
Amended and Restated Employment Agreement dated December 11, 2020, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.9
Amendment, dated August 23, 2021, to Amended and Restated Employment Agreement, dated December 11, 2020, by and between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.10
Employment Agreement, dated August 23, 2021, by and between AMC Networks Inc. and Matthew Blank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.11
Employment Agreement, dated August 24, 2021, by and between AMC Networks Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12
Amended and Restated Employment Agreement dated October 13, 2016 by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 14, 2016).

10.13
Separation Agreement, dated September 28, 2021, by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.14
Employment Agreement dated October 12, 2018 by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2018).

10.15
Employment Agreement between AMC Networks Inc. and Donna Coleman, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2020)

10.16
Employment Agreement dated January 12, 2021, between AMC Networks Inc. and Christina Spade (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.17	Amendment, dated November 19, 2021, to Employment Agreement dated January 12, 2021, by and between AMC Networks Inc. and Christina Spade.

10.18
Form of AMC Networks Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.19	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.20
Restricted Stock Unit Agreement dated October 13, 2016, between AMC Networks Inc. and Edward A,. Carroll (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 14, 2016).

10.21	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.22	AMC Networks Inc. 2016 Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 28, 2016).

10.23	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.24	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.26	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.27	Form of Performance Cash Award Agreement

10.28
Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605 LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.29	AMC Networks Inc. Executive Deferred Compensation Plan

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 16, 2022	By:	/s/ Christina Spade
Christina Spade
Chief Operating Officer and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Blank and Christina Spade, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Blank	Interim Chief Executive Officer	February 16, 2022
Matthew Blank	(Principal Executive Officer)

/s/ Christina Spade	Chief Operating Officer and Chief Financial Officer	February 16, 2022
Christina Spade	(Principal Financial Officer)

/s/ Michael J. Sherin III	Executive Vice President and Chief Accounting Officer	February 16, 2022
Michael J. Sherin III	(Principal Accounting Officer)

/s/ James L. Dolan	Chairman of the Board of Directors	February 16, 2022
James L. Dolan

/s/ Charles F. Dolan	Chairman Emeritus and Director	February 16, 2022
Charles F. Dolan

/s/ William J. Bell	Director	February 16, 2022
William J. Bell

/s/ Kristin A. Dolan	Director	February 16, 2022
Kristin A. Dolan

/s/ Aidan Dolan	Director	February 16, 2022
Aidan Dolan

/s/ Patrick F. Dolan	Director	February 16, 2022
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 16, 2022
Thomas C. Dolan

/s/ Brian G. Sweeney	Director	February 16, 2022
Brian G. Sweeney

/s/ Vincent Tese	Director	February 16, 2022
Vincent Tese

/s/ Leonard Tow	Director	February 16, 2022
Leonard Tow

/s/ David E. Van Zandt	Director	February 16, 2022
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 16, 2022
Carl E. Vogel

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 16, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for program rights as of January 1, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials.
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

Assessment of the carrying value of goodwill in the AMC Networks International (AMCNI) reporting unit
As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance for the International and Other segment was $355.9 million at December 31, 2021, which includes its AMCNI reporting unit. The Company performs goodwill impairment testing at the reporting unit level on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.
We identified the assessment of the carrying value of goodwill in the AMCNI reporting unit as a critical audit matter. Revenue growth rates, long-term growth rate and the discount rate used by the Company to estimate the fair value of the reporting unit involved challenging auditor judgment and could have a significant effect on the Company’s assessment of the carrying value of the reporting unit’s goodwill.

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
• independently developing a long-term growth rate range using publicly available market data and comparing it to the Company’s long-term growth rate; and
• developing an estimated range of the reporting unit fair value using the reporting unit’s cash flow projections and the independently developed discount rate range and long-term growth rate range and compared the result to the Company’s fair value estimate.

Assessment of amortization of owned original program rights predominantly monetized individually
As discussed in Note 6 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2021 was $739.5 million, of which $185.2 million relates to completed productions predominantly monetized individually. Program rights that are predominantly monetized individually are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to-date as a percentage of total projected attributable revenue (“ultimate revenue”) under the individual-film-forecast-computation method. The Company bases its estimates of ultimate revenue primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on the Company’s expectation of future exhibitions. The Company periodically reviews ultimate revenue estimates and projected program usage and revises assumptions, if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value.
We identified the assessment of ultimate revenues used in the amortization of owned original program rights predominantly monetized individually as a critical audit matter. The assumptions used by the Company to determine ultimate revenues involved especially challenging auditor judgment as they involve subjective assessments about future distribution (subscription fee revenues and content licensing revenues) and advertising revenues. Changes in those assumptions could have a significant effect on the carrying amount of the Company’s owned original program rights and associated current period program rights amortization expense.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of assumptions used in determining projected attributable distribution revenue and projected attributable advertising revenue. We compared the Company’s historical projections of attributable distribution and advertising revenues to actual results to assess the Company’s ability to accurately project ultimate revenues. For a selection of owned original programming predominantly monetized individually, we evaluated (1) projected attributable subscription fee revenue, by comparing the Company’s assumptions for projected subscribers and rates to recent actual subscriber and rate trends and terms of existing distribution agreements, (2) projected attributable content licensing revenue, by comparing expected licensing fees to contractual terms of existing agreements and recent historical trends of sales and usage based royalties, (3) projected attributable advertising revenue, by comparing the underlying pricing and ratings assumptions to recent historical trends, and (4) projected program usage by comparing historical projections to actual usage, to assess the company’s ability to accurately project program usage, and compared projected program usage to historical trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report, dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

New York, New York
February 16, 2022

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$892,221	$888,526
Accounts receivable, trade (including amounts due from related parties, net, less allowance for doubtful accounts of $8,030 and $11,234)	815,444	813,587
Current portion of program rights, net	10,068	13,480
Prepaid expenses and other current assets	282,453	223,173
Total current assets	2,000,186	1,938,766
Property and equipment, net of accumulated depreciation of $286,133 and $261,082	225,791	256,045
Program rights, net	1,731,838	1,269,131
Intangible assets, net	399,434	410,672
Goodwill	709,344	686,407
Deferred tax assets, net	11,334	25,046
Operating lease right-of-use assets	125,866	146,522
Other assets	545,153	513,749
Total assets	$5,748,946	$5,246,338
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$173,207	$120,530
Accrued liabilities	340,407	320,005
Current portion of program rights obligations	307,054	259,449
Deferred revenue	167,071	71,048
Current portion of long-term debt	33,750	75,000
Current portion of lease obligations	36,596	32,435
Total current liabilities	1,058,085	878,467
Program rights obligations	218,321	182,511
Long-term debt, net	2,804,720	2,774,307
Lease obligations	151,839	194,324
Deferred tax liability, net	163,600	132,009
Other liabilities	165,860	125,970
Total liabilities	4,562,425	4,287,588
Commitments and contingencies
Redeemable noncontrolling interests	283,849	315,649
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 65,485 and 64,568 shares issued and 30,892 and 29,975 shares outstanding, respectively	655	646
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	347,971	323,425
Accumulated earnings	2,098,047	1,847,451
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(175,818)	(134,950)
Total AMC Networks stockholders' equity	851,088	616,805
Non-redeemable noncontrolling interests	51,584	26,296
Total stockholders' equity	902,672	643,101
Total liabilities and stockholders' equity	$5,748,946	$5,246,338
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2021	2020	2019
Revenues, net	$3,077,608	$2,814,956	$3,060,321
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,432,083	1,401,591	1,506,985
Selling, general and administrative	891,734	708,820	679,444
Depreciation and amortization	93,881	104,606	101,098
Impairment and other charges	159,610	122,227	106,603
Restructuring and other related charges	10,378	35,068	40,914
Total operating expenses	2,587,686	2,372,312	2,435,044
Operating income	489,922	442,644	625,277
Other income (expense):
Interest expense	(129,073)	(138,610)	(157,798)
Interest income	10,243	30,032	24,707
Loss on extinguishment of debt	(22,074)	(2,908)	—
Miscellaneous, net	25,214	71,221	(6,000)
Total other income (expense)	(115,690)	(40,265)	(139,091)
Income from operations before income taxes	374,232	402,379	486,186
Income tax expense	(94,393)	(145,391)	(78,470)
Net income including noncontrolling interests	279,839	256,988	407,716
Net income attributable to noncontrolling interests	(29,243)	(17,009)	(27,230)
Net income attributable to AMC Networks' stockholders	$250,596	$239,979	$380,486

Net income per share attributable to AMC Networks' stockholders:
Basic	$5.92	$4.70	$6.77
Diluted	$5.77	$4.64	$6.67

Weighted average common shares:
Basic	42,361	51,016	56,205
Diluted	43,439	51,733	57,037

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2021	2020	2019
Net income including noncontrolling interests	$279,839	$256,988	$407,716
Other comprehensive income (loss):
Foreign currency translation adjustment	(43,783)	33,562	(6,272)
Unrealized loss on interest rate swaps	2,403	(437)	(1,609)
Other comprehensive income (loss), before income taxes	(41,380)	33,125	(7,881)
Income tax benefit	(577)	114	364
Other comprehensive income (loss), net of income taxes	(41,957)	33,239	(7,517)
Comprehensive income	237,882	290,227	400,199
Comprehensive income attributable to noncontrolling interests	(28,154)	(17,487)	(27,078)
Comprehensive income attributable to AMC Networks' stockholders	$209,728	$272,740	$373,121
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	633	115	239,767	1,228,942	(992,583)	(160,194)	316,680	28,528	345,208
Net income attributable to AMC Networks’ stockholders	—	—	—	380,486	—	—	380,486	—	380,486
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,911	4,911
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,438)	(3,438)
Non-redeemable noncontrolling interests changes	—	—	—	—	—	—	—	(4,429)	(4,429)
Settlement of treasury stock	—	—	985	—	—	—	985	—	985
Other comprehensive income	—	—	—	—	—	(7,517)	(7,517)	152	(7,365)
Share-based compensation expenses	—	—	64,133	—	—	—	64,133	—	64,133
Proceeds from the exercise of stock options	—	—	4,630	—	—	—	4,630	—	4,630
Treasury stock acquired	—	—	—	—	(70,598)	—	(70,598)	—	(70,598)
Restricted stock units converted to shares	6	—	(23,024)	—	—	—	(23,018)	—	(23,018)
Balance, December 31, 2019	639	115	286,491	1,609,428	(1,063,181)	(167,711)	665,781	25,724	691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	239,979	—	—	239,979	—	239,979
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,131	1,131
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,037)	(1,037)
Other comprehensive income	—	—	—	—	—	32,761	32,761	478	33,239
Share-based compensation expenses	—	—	52,908	—	—	—	52,908	—	52,908
Treasury stock acquired	—	—	—	—	(356,701)	—	(356,701)	—	(356,701)
Restricted stock units converted to shares	7	—	(15,974)	—	—	—	(15,967)	—	(15,967)
Balance, December 31, 2020	646	115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	250,596	—	—	250,596	—	250,596
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	12,013	12,013
Transfer from redeemable noncontrolling interest	—	—	—	—	—	—	—	18,367	18,367
Distributions to noncontrolling member	—	—	—	—	—	—	—	(4,282)	(4,282)
Acquisition of noncontrolling interest	—	—	(279)	—	—	—	(279)	279	—
Other comprehensive loss	—	—	—	—	—	(40,868)	(40,868)	(1,089)	(41,957)
Share-based compensation expenses	—	—	47,925	—	—	—	47,925	—	47,925
Proceeds from exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Net share issuance under employee stock plans	9	—	(32,895)	—	—	—	(32,886)	—	(32,886)
Balance, December 31, 2021	655	115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$279,839	$256,988	$407,716
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	93,881	104,606	101,098
Impairment and other charges	16,699	122,227	106,603
Share-based compensation expenses related to equity classified awards	47,925	52,908	64,133
Non-cash restructuring and other related charges	4,329	5,359	14,098
Amortization and write-off of program rights	909,339	923,886	974,835
Amortization of deferred carriage fees	29,709	28,231	21,587
Unrealized foreign currency transaction (gain) loss	(16,882)	3,099	(16,325)
Amortization of deferred financing costs and discounts on indebtedness	7,729	8,005	8,007
Loss on extinguishment of debt	22,074	2,908	—
Bad debt (recoveries) expense	5,337	(2,843)	12,641
Deferred income taxes	34,010	23,159	(38,916)
Gains on investments	(1,306)	(97,617)	—
Write-down of non-marketable equity securities and note receivable	—	20,000	20,206
Other, net	(7,216)	(594)	(2,832)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	(56)	63,337	(43,345)
Prepaid expenses and other assets	(183,861)	64,060	(142,303)
Program rights and obligations, net	(1,297,782)	(850,013)	(969,900)
Income taxes payable	(3,467)	6,703	1,219
Deferred revenue	126,832	7,202	8,667
Deferred carriage fees, net	(53,065)	(8,833)	(15,033)
Accounts payable, accrued liabilities and other liabilities	129,406	15,958	(28,408)
Net cash provided by operating activities	143,474	748,736	483,748
Cash flows from investing activities:
Capital expenditures	(42,572)	(46,595)	(91,604)
Return of capital from investees	—	1,872	5,380
Acquisition of investments	(30,273)	(5,440)	(3,483)
Cash paid on distribution of business	(7,052)	—	—
Principal payments received on loans to investees	20,000	5,000	—
Payments for acquisitions of businesses, net of cash acquired	(62,055)	—	—
Proceeds from sale of investments	95,370	10,000	—
Net cash used in investing activities	(26,582)	(35,163)	(89,707)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	986,000	6,000	1,521
Principal payments on long-term debt	(1,016,500)	(262,250)	(22,988)
Deemed repurchase of restricted stock units	(32,886)	(15,967)	(23,018)
Purchase of treasury stock	—	(356,701)	(70,598)
Proceeds from stock option exercises	9,795	—	4,630
Principal payments on finance lease obligations	(3,800)	(3,261)	(5,115)
Contributions from noncontrolling interest	2,702	—	—
Distributions to noncontrolling interest	(29,414)	(15,819)	(15,558)
Net cash used in financing activities	(84,103)	(647,998)	(131,126)
Net increase in cash and cash equivalents from operations	32,789	65,575	262,915
Effect of exchange rate changes on cash and cash equivalents	(29,094)	6,781	(1,631)
Cash and cash equivalents at beginning of year	888,526	816,170	554,886
Cash and cash equivalents at end of year	$892,221	$888,526	$816,170
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
Segment Reporting Changes
In the first quarter of 2021, the Company changed its presentation of operating segments, reflecting a reorganized operating structure focused on a multi-platform distribution approach to content monetization. The Company's streaming services and IFC Films, previously included in the International and Other segment, are now included within Domestic Operations (formerly referred to as the National Networks segment). In addition, certain corporate overhead costs will no longer be allocated to the operating segments. Operating segment information for the prior periods has been recast to reflect these changes. The new reporting structure consists of the following two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. See Note 4 relating to the spin-off of the Levity comedy venues business.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technical and Operating Expenses
Costs of revenues, including but not limited to programming expenses, primarily consisting of amortization or write-offs of programming rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting and formatting are classified as technical and operating expenses in the consolidated statements of income.
Advertising Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $383.0 million, $246.9 million and $180.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the portion of awards that are ultimately expected to vest. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award using a straight-line amortization method, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. Share-based compensation expenses is included in selling, general and administrative expenses in the consolidated statements of income.
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized realized and unrealized foreign currency transaction gains (losses) of $12.2 million, $(4.0) million and $11.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable using a forward looking expected loss model by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2021 and 2020, the Company had $293.4 million and $267.5 million, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Program Rights
Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of unamortized cost or fair value. Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability. If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or the license period begins. Costs are amortized to technical and operating expenses on a straight-line or accelerated basis, based on the expected exploitation strategy of the rights, over a period not to exceed the respective license periods.
Owned original programming costs, including estimated participation and residual costs qualifying for capitalization, are recorded as program rights on the consolidated balance sheet. Program rights that are predominantly monetized individually are amortized to technical and operating expenses over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. Program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern. Projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage of similar content. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to fair value. Any capitalized development costs for programs that the Company determines will not be produced are written off.
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expenses in the consolidated statements of income. See Note 6 for further discussion regarding program rights write-offs.
Investments
Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. The Company applies the measurement alternative to fair value for equity securities without readily determinable fair values, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. All gains and losses related to equity securities are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income.
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
The Company reviews its long-lived assets (property and equipment, and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset group, an impairment loss is recognized as the amount by which the carrying amount of the asset group exceeds its fair value. See Note 9 for further discussion regarding long-lived and amortizable intangible assets impairment.
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
Deferred Carriage Fees
Deferred carriage fees, included in other assets in the consolidated balance sheets, represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement (up to 5 years).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 16 for further discussion regarding commitments and contingencies.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2021, two customers accounted for 14% and 13%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year (included in other assets). As of December 31, 2020, two customers accounted for 18% and 10%, respectively, of the combined balances of consolidated accounts receivable, trade and receivables due in excess of one-year.
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Basic weighted average shares outstanding	42,361	51,016	56,205
Effect of dilution:
Stock options	3	—	14
Restricted stock units	1,075	717	818
Diluted weighted average shares outstanding	43,439	51,733	57,037
Approximately 0.3 million and 1.3 million restricted stock units outstanding as of December 31, 2020 and 2019, respectively, have been excluded from diluted weighted average common shares outstanding since a performance condition for these awards had not been met in each of the respective periods. There were no restricted stock units outstanding as of December 31, 2021 that have been excluded from diluted weighted average common shares outstanding due to a performance condition for awards having not been met. As of December 31, 2021, 2020 and 2019 0.4 million, 0.3 million, and 0.6 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the year ended December 31, 2021, the Company did not repurchase any shares of its Class A common stock. As of December 31, 2021, the Company has $135.3 million available for repurchase under the Stock Repurchase Program.
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

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2018	44,749	11,484
Share repurchases	(1,302)	—
Employee and non-employee director stock transactions*	631	—
Balance at December 31, 2019	44,078	11,484
Share repurchases	(14,785)	—
Employee and non-employee director stock transactions*	682	—
Balance at December 31, 2020	29,975	11,484
Employee and non-employee director stock transactions*	917	—
Balance at December 31, 2021	30,892	11,484
*Reflects common stock activity in connection with restricted stock units and stock options granted to employees, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Adopted Accounting Standards
Effective January 1, 2021, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
Effective January 1, 2020, the Company adopted FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking "expected loss" model that would generally result in the earlier recognition of allowances for losses. The Company adopted the standard using the modified retrospective approach and recorded a decrease to opening retained earnings of $2.0 million, after taxes, for the cumulative-effect of the adoption.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The standard aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the standard modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in ASC Topic 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted the standard on a prospective basis. See Note 6 for further information.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscription revenue from our streaming services is recognized as the streaming services are provided to customers.
For streaming licensing arrangements, the Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. Streaming licensing revenue is recognized at the later of the beginning of the license period, or when we provide the programming to the distributor. The Company recognizes a contract asset for the difference between the revenue recognized and the amount we are permitted to invoice.
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
Other
The Company earns revenue from production and transmission services. Such services are recognized as revenue as the services are performed.
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
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
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2021	December 31, 2020
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,106,225	$1,081,070
Contract assets, short-term (included in Other current assets)	69,351	9,830
Contract assets, long-term (included in Other assets)	29,323	942
Contract liabilities (Deferred revenue)	167,071	71,048
Contract liabilities (Deferred revenue included in Other liabilities)	31,832	—
(a)Revenue recognized for the twelve months ended December 31, 2021 relating to the contract liability at December 31, 2020 was $61.2 million.
Note 4. Impairment and Other Charges
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The consolidated cases were initially brought in 2013 and 2018 and the trial of the consolidated cases was scheduled to commence on April 4, 2022. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million during the second quarter of 2021, included in Impairment and other charges, in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
In March 2021, the Company completed a spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of the Company's obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.6 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings, LLC following the spin-off.
In 2020, as a result of the continuing impact of the COVID-19 pandemic, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. As a result of that assessment, the Company incurred impairment charges of $122.2 million, consisting of $25.1 million related to goodwill impairment and

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 5. Restructuring and Other Related Charges
Restructuring and other related charges of $10.4 million for the year ended December 31, 2021 consisted of (i) $6.1 million at AMCNI related to severance costs and the termination of distribution in certain international territories and (ii) $4.3 million of severance costs associated with the restructuring plan announced in November 2020.
The Company recorded restructuring and other related charges of $35.1 million for the year ended December 31, 2020. On November 18, 2020, the Company commenced a restructuring plan (the “2020 Plan”) designed to streamline the Company’s operations through a reduction of its domestic workforce. The 2020 Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. Restructuring and other related charges associated with the 2020 Plan, recorded in 2020, were primarily for severance and other personnel costs of $21.2 million, of which $15.8 million was attributable to the Domestic Operations segment, $0.2 million was attributable to the International and Other segment, and $5.2 million was attributable to Corporate / Inter-segment Eliminations. Additional restructuring and other related charges for the year ended December 31, 2020 were $13.9 million, which related to costs associated with the termination of distribution in certain territories, as well as severance and other personnel related costs associated with previously disclosed restructuring activities.
Restructuring and other related charges of $40.9 million for the year ended December 31, 2019 related to the management restructuring, which commenced in the third quarter of 2019, and our streaming services organization restructuring, which commenced in the second quarter of 2019. In connection with each of these restructuring initiatives, a number of roles were eliminated to address redundancy at the management level and improve the effectiveness of management while reducing the cost structure of the Company.
In connection with restructuring initiative related to the management team, the Company incurred restructuring charges for severance and other personnel related costs of $26.0 million. In connection with our streaming services restructuring, management made certain organization changes within the owned subscription streaming services businesses. The restructuring combined the owned subscription streaming services under one management team. As a result, the Company incurred restructuring charges of $1.9 million related to severance and other personnel related costs.
In connection with the organization changes in our streaming services business, the Company implemented changes to its strategy for owned subscription streaming services, including programming that will no longer be made available. As a result, the Company incurred other charges of $13.0 million related to the write-off of programming associated with the reorganization and change in strategy.
The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Domestic Operations	$2,516	$22,946	$28,860
International and Other	6,083	6,410	5,153
Corporate / Inter-segment Eliminations	1,779	5,712	6,901
Total restructuring and other related charges	$10,378	$35,068	$40,914

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and other related charges recognized for the three years:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Restructuring charges	$10,378	$35,068	$27,897
Other related charges	—	—	13,017
Total restructuring and other related charges	$10,378	$35,068	$40,914
The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Other Exit Costs	Total
Balance at December 31, 2019	$27,407	$221	$27,628
Charges	30,752	4,316	35,068
Cash payments	(31,545)	(191)	(31,736)
Non-cash adjustments	(1,043)	(4,316)	(5,359)
Currency translation	—	1	1
Balance at December 31, 2020	25,571	31	25,602
Charges	5,921	4,457	10,378
Cash payments	(31,245)	(256)	(31,501)
Non-cash adjustments	—	(4,201)	(4,201)
Currency translation and other	64	(2)	62
Balance at December 31, 2021	$311	$29	$340
Accrued restructuring and other related costs of $0.3 million are included in accrued liabilities in the consolidated balance sheet at December 31, 2021.
Note 6. Program Rights and Obligations
Program Rights
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The guidance impacts the Company as follows:
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
◦Group program rights - programming value is predominantly derived from third-party revenues that are not directly attributable to a specific film or television title (e.g., library of program rights for purpose of the Company’s programming networks or subscription revenue for streaming services).
The determination of the predominant monetization strategy is made at commencement of production and is based on the means by which the Company derives third-party revenues from use of the programming. The classification of program rights as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$185,228	$127,470	$312,698
In-production and in-development	161,881	264,927	426,808
Total owned original program rights, net	$347,109	$392,397	$739,506

Licensed program rights, net:
Licensed film and acquired series	$—	$627,940	$627,940
Licensed originals	61,923	148,063	209,986
Advances and content versioning costs	57,278	107,196	164,474
Total licensed program rights, net	119,201	883,199	1,002,400
Program rights, net	$466,310	$1,275,596	$1,741,906

Current portion of program rights, net			$10,068
Program rights, net (long-term)			1,731,838
			$1,741,906

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$307,676	$53,547	$361,223
Licensed program rights	73,648	474,468	548,116
Program rights amortization	$381,324	$528,015	$909,339

	Year Ended December 31, 2020
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$349,078	$61,108	$410,186
Licensed program rights	94,534	419,166	513,700
Program rights amortization	$443,612	$480,274	$923,886
The Company estimates amortization within the next three years will be approximately 88% and 91% of unamortized owned original programming costs and unamortized licensed program costs, respectively, as of December 31, 2021. The Company expects to amortize approximately $141.3 million of unamortized owned original programming costs during the next twelve months. Program rights write-offs of $12.8 million, $108.3 million and $40.9 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Program Rights Obligations
Amounts payable subsequent to December 31, 2021 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2022	$307,054
2023	128,090
2024	66,008
2025	22,757
2026	911
Thereafter	555
$525,375
See Note 16, Commitments and Contingencies, for additional information relating to future program rights commitments.
Note 7. Investments
Equity Method Investments
Equity method investments were $93.7 million and $69.5 million at December 31, 2021 and 2020, respectively, and are included in Other assets in the consolidated balance sheets. In February 2021, the Company invested $27.4 million for an interest in a Toronto-based production company and studio, which is accounted for as an equity method investment. In June 2021, the Company paid $23.8 million to acquire the remaining 50% interest in an equity method investment in which it previously owned a 50% interest and began consolidating that business from June 2021. In connection with the acquisition, the Company recorded a gain of $12.3 million, included in miscellaneous, net in the condensed consolidated income statement related to the step-up to fair value of its previously held interest.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the consolidated statements of income. Investments in marketable equity securities were $5.8 million at December 31, 2021 and $62.4 million at December 31, 2020, and are included in Other assets in the consolidated balance sheets. In January 2021, the Company sold the remaining portion of one of its marketable securities with a carrying value of $51.0 million as of December 31, 2020, resulting in a realized loss of $5.4 million. In December 2020, the Company sold a portion of one of its marketable securities, resulting in a realized gain of $37.4 million, included in miscellaneous, net in the consolidated statement of income. For the years ended December 31, 2021 and 2020, unrealized gains on marketable equity securities were a loss of $5.7 million and a gain of $45.4 million, respectively, included in miscellaneous, net in the consolidated statement of income.
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
Investments in non-marketable equity securities were $37.7 million at December 31, 2021 and $35.8 million at December 31, 2020 and are included in Other assets in the consolidated balance sheets. The Company recognized impairment charges of $20.0 million for the year ended December 31, 2020, related to the partial write-down of certain non-marketable equity securities, included in miscellaneous, net in the consolidated statements of income. Additionally, in September 2020, an observable price change occurred with respect to one of the Company's non-marketable equity securities, resulting in an unrealized gain of $14.9 million, included in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Property and Equipment
Property and equipment (including equipment under capital leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2021	2020
Program, service and test equipment	$279,067	$251,925	5 years
Satellite equipment	41,134	41,228	Term of lease
Furniture and fixtures	13,933	21,024	3 to 8 years
Transmission equipment	30,925	30,539	5 years
Leasehold improvements	146,865	172,411	Term of lease
Property and equipment	511,924	517,127
Accumulated depreciation and amortization	(286,133)	(261,082)
Property and equipment, net	$225,791	$256,045
Depreciation and amortization expenses on property and equipment (including capital leases) amounted to $54.8 million, $62.4 million and $54.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2020, impairment charges were recorded related to certain property and equipment at the AMCNI business. See Note 9 for additional details regarding the impairment test of long-lived assets.
At December 31, 2021 and 2020, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2021	2020
Satellite equipment	$41,134	$41,228
Less accumulated amortization	(29,054)	(28,049)
	$12,080	$13,179

Note 9. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2019	$334,845	$367,135	$701,980
Impairment charge	—	(25,062)	(25,062)
Amortization of "second component" goodwill	(1,343)	—	(1,343)
Foreign currency translation	—	10,832	10,832
December 31, 2020	333,502	352,905	686,407
Goodwill written off related to spin-off of a business unit	—	(476)	(476)
Additions	21,312	11,902	33,214
Amortization of "second component" goodwill	(1,344)	—	(1,344)
Foreign currency translation	—	(8,457)	(8,457)
December 31, 2021	$353,470	$355,874	$709,344
As of December 31, 2021 and 2020, accumulated impairment charges totaled $123.1 million.
The addition of $21.3 million in the carrying amount of goodwill in Domestic Operations relates to the acquisition of Sentai Holdings, a global supplier of anime content, including its anime-focused HIDIVE subscription streaming service, for which the allocation of goodwill is preliminary and is based on current estimates and currently available information, and is subject to revision based on final allocation of the purchase price to the identifiable assets and liabilities acquired. The addition of $11.9 million in the carrying amount of goodwill in International and Other relates to the acquisition of the remaining 50%

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest in an equity method investment in which the Company previously owned a 50% interest.
The reduction of $1.3 million in the carrying amount of goodwill for the Domestic Operations segment is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
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
As of December 1, 2021, the Company performed a quantitative assessment for all of its reporting units. The fair values were determined using a combination of an income approach, using a discounted cash flow model (DCF), and a market comparables approach. No impairment charges were required for any of the Company's reporting units. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company financial multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. As a result of the continuing impact of the COVID-19 pandemic in 2020, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts (including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of excess fair value over carrying value for each of its reporting units in the 2019 impairment test. In connection with the preparation of the second quarter financial information, the Company determined that a triggering event had occurred with respect to its AMCNI reporting unit, which required an interim impairment test to be performed as of June 30, 2020. As such, the Company performed a quantitative assessment for its AMCNI reporting unit. Based on the valuations performed, in response to the then current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined below its carrying amount. As a result, in June 2020, the Company recognized an impairment charge of $25.1 million related to the AMCNI reporting unit, included in impairment and other charges in the consolidated income statement.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2021			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$649,543	$(354,673)	$294,870	6 to 25 years
Advertiser relationships	46,282	(30,235)	16,047	11 years
Trade names and other amortizable intangible assets	111,151	(42,534)	68,617	3 to 20 years
Total amortizable intangible assets	806,976	(427,442)	379,534
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$826,876	$(427,442)	$399,434

(In thousands)	December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$624,699	$(330,350)	$294,349
Advertiser relationships	46,282	(26,028)	20,254
Trade names and other amortizable intangible assets	116,526	(40,357)	76,169
Total amortizable intangible assets	787,507	(396,735)	390,772
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$807,407	$(396,735)	$410,672

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2021, 2020 and 2019 was $39.1 million, $42.2 million and $46.2 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2022	$42,044
2023	41,787
2024	41,719
2025	39,949
2026	35,342

Impairment Test of Long-Lived Assets
In June 2020, given the then continuing and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact, the Company revised its outlook for the AMCNI business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and the Company performed a recoverability test of the long-lived asset groups within the AMCNI business. Based on the recoverability tests performed, the Company determined that certain long-lived assets were not recoverable and recognized an impairment charge of $97.1 million related primarily to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets, which is included in impairment and other charges in the consolidated statement of income. Fair values used to determine the impairment charges were determined using an income approach, using a discounted cash flow model (DCF). The DCF model includes significant assumptions about revenue growth rates, long-term growth rates

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
Based on the Company's 2021 annual impairment test for identifiable indefinite-lived intangible assets, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue over projected revenues covered by the trademarks. In order to evaluate the sensitivity of the fair value calculations for the Company's identifiable indefinite-lived intangible assets, the Company applied a hypothetical 20% decrease to the estimated fair value of the identifiable indefinite-lived intangible assets. This hypothetical decrease in estimated fair value would not result in an impairment.
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
Note 10. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Employee related costs	$128,388	$98,661
Participations and residuals	133,988	106,785
Interest	36,922	29,345
Other accrued expenses	41,109	85,214
Total accrued liabilities	$340,407	$320,005

Note 11. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2021	December 31, 2020
Senior Secured Credit Facility:
Term Loan A Facility	$675,000	$675,000
Senior Notes:
4.75% Notes due December 2022	—	400,000
5.00% Notes due April 2024	400,000	1,000,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	—
Total long-term debt	2,875,000	2,875,000
Unamortized discount	(23,167)	(18,337)
Unamortized deferred financing costs	(13,363)	(7,356)
Long-term debt, net	2,838,470	2,849,307
Current portion of long-term debt	33,750	75,000
Noncurrent portion of long-term debt	$2,804,720	$2,774,307

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Credit Facility
On February 8, 2021, AMC Networks entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended by Amendment No. 1, the "Credit Agreement"), among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, as an L/C Issuer, and the lenders party thereto. Amendment No. 1 extended the maturity dates of the $675 million Term Loan A Facility and $500 million Revolving Facility (each as defined below) under the Credit Agreement to February 8, 2026, and made certain other amendments to the covenants and other provisions of the Credit Agreement.
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
The Revolving Facility was not drawn upon at December 31, 2021 or December 31, 2020. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2021 and 2020.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.25% Notes due 2029
On February 8, 2021, AMC Networks issued and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “4.25% Notes due 2029”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date. In connection with the redemptions, the Company incurred a loss on extinguishment of debt for the year ended December 31, 2021 of $22.1 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs.
The 4.25% Notes due 2029 may be redeemed, at AMC Networks' option, in whole or in part, at any time on or after February 15, 2024, at a redemption price equal to 102.125% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on February 15, 2026.
4.75% Notes due 2025
On July 28, 2017, AMC Networks issued, and the Guarantors guaranteed $800 million aggregate principal amount of senior notes due August 1, 2025 (the "4.75% Notes due 2025") in a registered public offering. The 4.75% Notes due 2025 were issued net of a $14.0 million underwriting discount. AMC Networks used approximately $400 million of the net proceeds to repay loans under AMC Networks' Term Loan A Facility and to pay fees and expenses related to the issuance. The remaining proceeds are for general corporate purposes. The 4.75% Notes due 2025 were issued pursuant to an indenture, dated as of March 30, 2016, as amended by the Second Supplemental Indenture, dated as of July 28, 2017.
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
5.00% Notes due 2024
On March 30, 2016, the Company issued and the Guarantors guaranteed $1.0 billion in aggregate principal amount of 5.00% senior notes due 2024 (the "5.00% Notes due 2024"), net of an issuance discount of $17.5 million. AMC Networks used $703 million of the net proceeds of this offering to make a cash tender ("Tender Offer") for its outstanding 7.75% Notes due 2021 (the "7.75% Notes"). In addition, $45.6 million of the proceeds from the issuance of the 5.00% Notes due 2024 was used for the redemption of the 7.75% Notes not tendered. The remaining proceeds are for general corporate purposes. The 5.00% Notes due 2024 were issued pursuant to an indenture dated as of March 30, 2016.
The 5.00% Notes due 2024 may be redeemed, in whole or in part, at any time on or after April 1, 2020, at a redemption price equal to 102.5% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on April 1, 2022. As discussed above, on February 26, 2021, the Company redeemed $600 million principal amount of its 5.00% Notes due 2024.
4.75% Notes due 2022
On December 17, 2012, AMC Networks issued and the Guarantors guaranteed $600 million in aggregate principal amount of its 4.75% senior notes, net of an issuance discount of $10.5 million, due December 15, 2022 (the "4.75% Notes due 2022"). AMC Networks used the net proceeds of this offering to repay the outstanding amount under its term loan B facility of approximately $587.6 million, with the remaining proceeds used for general corporate purposes. The 4.75% Notes due 2022 were issued pursuant to an indenture, and first supplemental indenture, each dated as of December 17, 2012.
In March 2020 the Company redeemed $200 million principal amount of the outstanding $600 million principal amount of its 4.75% Notes due 2022. In connection with the redemption, the Company incurred a loss on extinguishment of debt for the year ended December 31, 2020 of $2.9 million representing the redemption premium and the write-off of a portion of the unamortized discount and deferred financing costs. As discussed above, on February 26, 2021, the Company redeemed the remaining $400 million principal amount of its 4.75% Notes due 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt
A majority owned subsidiary of the Company has credit facilities totaling $4.5 million. The facilities bear interest at the greater of 3.5% or the prime rate plus 1% and mature on July 21, 2022. There were no outstanding borrowings under the credit facilities as of December 31, 2021.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2021 are as follows:

(In thousands)
Years Ending December 31,
2022	$33,750
2023	33,750
2024	467,500
2025	867,500
2026	472,500
Thereafter	1,000,000
$2,875,000

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020:

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2021:
Assets:
Marketable securities	$5,771	$—	$—	$5,771
Foreign currency derivatives	—	196	—	196
Liabilities:
Foreign currency derivatives	—	5,911	—	5,911

At December 31, 2020:
Assets:
Cash equivalents	$107,494	$—	$—	$107,494
Marketable securities	62,442	—	—	62,442
Foreign currency derivatives	—	667	—	667
Liabilities:
Interest rate swap contracts	—	2,403	—	2,403
Foreign currency derivatives	—	3,515	—	3,515

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
At December 31, 2021, the Company does not have any other assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$664,581	$670,781
5.00% Notes due April 2024	397,693	403,500
4.75% Notes due August 2025	792,098	818,000
4.25% Notes due February 2029	984,098	997,500
	$2,838,470	$2,889,781

(In thousands)	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$669,878	$665,719
4.75% Notes due December 2022	398,230	400,500
5.00% Notes due April 2024	991,074	1,015,000
4.75%Notes due August 2025	790,125	826,160
	$2,849,307	$2,907,379
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
Note 13. Derivative Financial Instruments
Interest Rate Risk
To manage interest rate risk, the Company may enter into interest rate swap contracts to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes and it has only entered into interest rate swap contracts with financial institutions that it believes are

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

creditworthy counterparties. The Company monitors the financial institutions that are counterparties to its interest rate swap contracts and to the extent possible diversifies its swap contracts among various counterparties to mitigate exposure to any single financial institution.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Liabilities:
Interest rate swap contracts	Accrued liabilities	$—	$2,403
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$179	$300
Foreign currency derivatives	Other assets	16	367
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,687	$1,084
Foreign currency derivatives	Other liabilities	4,225	2,431
The amount of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(27)	$(2,411)	Interest expense	$2,430	$1,974
(a)There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2021 and 2020.
The amount of the gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2021	2020	2019
Foreign currency derivatives	Miscellaneous, net	(2,678)	(2,618)	301

Note 14. Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable lease agreements which expire at various dates through 2029. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs or credits. Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2021	2020
Assets
Operating	Operating lease right-of-use assets	$125,866	$146,522
Finance	Property and equipment, net	12,080	13,179
Total lease assets		$137,946	$159,701
Liabilities
Current:
Operating	Current portion of lease obligations	$32,929	$28,813
Finance	Current portion of lease obligations	3,667	3,622
		36,596	32,435
Noncurrent:
Operating	Lease obligations	128,319	166,452
Finance	Lease obligations	23,520	27,872
		151,839	194,324

Total lease liabilities		$188,435	$226,759
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2019 for all operating leases that commenced prior to that date.
The following table summarizes the lease costs included in the consolidated statement of income:

		December 31,
(In thousands)	Income Statement Location	2021	2020
Operating lease costs	SG&A expenses	$28,189	$31,785
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,105	2,299
Interest on lease liabilities	Net interest expense	2,346	2,617
Short term lease costs	SG&A expenses	206	240
Variable lease costs	SG&A expenses	854	1,487
Total net lease costs		$33,700	$38,428
For the year ended December 31, 2020, impairment charges were recorded related to certain operating lease right-of-use assets at the AMCNI business. See Note 9 for additional details regarding the impairment test of long-lived assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2021:

(In thousands)	Operating Leases	Finance Leases	Total
2022	$39,898	$5,647	$45,545
2023	35,858	5,893	41,751
2024	33,873	5,921	39,794
2025	30,242	5,949	36,191
2026	26,125	2,087	28,212
Thereafter	14,995	8,568	23,563
Total lease payments	180,991	34,065	215,056
Less: Interest	19,743	6,878	26,621
Present value of lease liabilities	$161,248	$27,187	$188,435

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

December 31, 2021
Weighted average remaining lease term (years):
Operating leases	5.1
Finance leases	7.8
Weighted average discount rate:
Operating leases	4.5%
Finance leases	7.8%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

(In thousands)	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$33,019	$31,871
Financing cash flows from finance leases	$3,800	$3,261

Note 15. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Domestic	$292,364	$437,039	$529,451
Foreign	81,868	(34,660)	(43,265)
Total	$374,232	$402,379	$486,186

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Current expense:
Federal	$19,751	$86,977	$81,459
State	10,360	17,733	12,657
Foreign	25,990	23,845	24,608
	56,101	128,555	118,724
Deferred expense (benefit):
Federal	24,923	(2,979)	(2,216)
State	2,715	(405)	(98)
Foreign	6,372	26,543	(36,602)
	34,010	23,159	(38,916)
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	4,282	(6,323)	(1,338)
Income tax expense	$94,393	$145,391	$78,470

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	3	4	2
Effect of foreign operations	(1)	2	2
Non-deductible compensation expenses (a)	2	1	1
Excess tax deficiencies related to share-based compensation	(1)	2	—
Nontaxable income attributable to noncontrolling interests	(1)	(1)	(1)
Changes in the valuation allowance (b)	3	10	(4)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	1	(1)	—
Deferral of investment tax credit benefit (c)	(1)	(1)	(2)
Other	(1)	(1)	(3)
Effective income tax rate	25%	36%	16%

(a)    In the year ended December 31, 2021, the increase in nondeductible compensation expense is primarily due to the expiration of grandfathered arrangements related to equity compensation under Internal Revenue Code Section 162(m). Prior periods have been restated for comparative purposes.

(b)    In the year ended December 31, 2021, the increase in valuation allowance relates primarily to the generation of excess foreign tax credits and a reduction in the expected utilization of interest expense carryforwards as a result of a tax assessment. In the year ended December 31, 2020, the increase in valuation allowance relates primarily to a change in judgement and a change in local tax law related to the utilization of foreign net operating loss carryforwards and other deferred tax assets. In the year ended December 31, 2019, the decrease in valuation allowance relates primarily to the expected utilization of foreign net operating loss carryforwards resulting from the reorganization of intellectual property amongst the Company’s international subsidiaries.

(c)    In the years ended December 31, 2021, 2020 and 2019, the deferral of investment tax credit benefit relates to the income tax benefit recognized from investment tax credits recorded using the deferral method of accounting.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2021 and 2020 are as follows:

(In thousands)	December 31,
	2021	2020
Deferred Tax Asset (Liability)
NOLs and tax credit carry forwards	$95,684	$98,631
Compensation and benefit plans	19,450	22,562
Allowance for doubtful accounts	1,285	1,832
Fixed assets and intangible assets	39,860	42,550
Accrued interest expense	5,258	5,599
Other liabilities	15,913	16,682
Deferred tax asset	177,450	187,856
Valuation allowance	(105,494)	(96,199)
Net deferred tax asset	71,956	91,657
Prepaid liabilities	(642)	(538)
Fixed assets and intangible assets	(106,820)	(84,005)
Investments in partnerships	(92,866)	(77,619)
Other assets	(23,894)	(36,458)
Deferred tax liability	(224,222)	(198,620)
Total net deferred tax liability	$(152,266)	$(106,963)

At December 31, 2021, the Company had investment tax credit carry forwards of approximately $53.5 million, expiring on various dates from 2032 through 2036 and foreign tax credit carryforwards of approximately $37.8 million, expiring on various dates from 2022 through 2031, which have been reduced by a valuation allowance of $37.8 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $337.4 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJE of approximately $101.6 million and to net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforward of approximately $21.2 million has expiration dates ranging from 2022 through 2038 and has been reduced by a valuation allowance of approximately $7.8 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $36.3 million for these carry forwards have been reduced by a valuation allowance of approximately $35.7 million as it is more likely than not that these carry forwards will not be realized. The remainder of the valuation allowance at December 31, 2021 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2021, $1.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2021, the liability for uncertain tax positions was $12.2 million, excluding the related accrued interest liability of $4.4 million and deferred tax assets of $2.4 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2020	$9,685
Increases related to current year tax positions	245
Increases related to prior year tax positions	2,737
Decreases related to prior year tax positions	(421)
Decreases due to lapse of statute of limitations	(53)
Balance at December 31, 2021	$12,193
Interest expense (net of the related deferred tax benefit) of $1.8 million was recognized during the year ended December 31, 2021 and is included in income tax expense in the consolidated statement of income. At December 31, 2021 and 2020, the liability for uncertain tax positions and related accrued interest noted above are included in other liabilities in the consolidated balance sheets.
The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2013 and forward.
Note 16. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$1,063,360	$418,106	$196,624	$85,834	$362,796
(1)Purchase obligations consist primarily of program rights obligations, and transmission and marketing commitments.
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
On July 16, 2021, the parties entered into a settlement agreement (the “Settlement Agreement”) to resolve the consolidated actions. The Settlement Agreement provides for a cash payment of $200 million (the “Settlement Payment”) to Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of approximately $143 million in the quarter ended June 30, 2021 in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of approximately $57 million of ordinary course accrued participations. The Settlement Agreement also includes customary provisions included in such agreements, including providing for mutual releases, covenants not to sue, waivers, confidentiality, non-disparagement and indemnification for third party claims. On July 21, 2021, the Plaintiffs filed a stipulation to discontinue the consolidated actions, with prejudice.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "California Plaintiffs") filed a complaint in California Superior Court in connection with California Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "California Walking Dead Litigation"). The California Plaintiffs asserted that the Company had been improperly underpaying the California Plaintiffs under their contracts with the Company and they asserted claims for breach of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract, breach of the covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The California Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the California Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the California Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the California Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. A May 2, 2022 trial date has been set with regard to claims not addressed in the first phase trial. The parties have resumed discovery in preparation for the May 2, 2022 trial. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. A hearing on the motion is scheduled for April 1, 2022. The Company believes that the remaining asserted claims are without merit and will vigorously defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2021 and 2020 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2019	$309,451
Net earnings	15,878
Distributions	(14,782)
Other	5,102
December 31, 2020	315,649
Net earnings	17,230
Distributions	(22,430)
Distribution related to spin-off transaction	(8,233)
Transfer to noncontrolling interest	(18,367)
December 31, 2021	$283,849
In connection with the spin-off of the live comedy venue and talent management businesses of Levity Entertainment Group, LLC (see Note 4), $8.2 million of redeemable noncontrolling interests was distributed to the noncontrolling partners. In addition, as part of the transaction, the preexisting put rights of the noncontrolling interest holders were terminated.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2021, there are 8,176,572 share awards available for future grant under the 2016 Employee Stock Plan. For the purpose of calculating the remaining shares available for issuance under the 2016 Employee Stock Plan, awards containing performance criteria are excluded based on the maximum potential performance target that can be achieved.
 On June 11, 2020, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Stock Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 665,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2021, there are 236,894 shares available for future grant under the 2011 Non-Employee Director Plan.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the year ended December 31, 2021:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2019	760,431	2,369,901	$57.89
Granted	824,946	335,472	$25.78
Released/Vested	(322,458)	(858,101)	$61.18
Canceled/Forfeited	(260,382)	(369,650)	$48.57
Unvested award balance, December 31, 2020	1,002,537	1,477,622	$43.79
Granted	380,731	300,936	$71.25
Released/Vested	(427,852)	(823,510)	$45.31
Canceled/Forfeited	(66,323)	(28,192)	$45.43
Unvested award balance, December 31, 2021	889,093	926,856	$52.97
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
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2019	249,768	$54.38
Granted	54,535	$28.33
Released/Vested	(43,938)	$51.24
Vested award balance, December 31, 2020	260,365	$49.45
Granted	29,916	$64.43
Released/Vested	(25,133)	$48.94
Vested award balance, December 31, 2021	265,148	$51.19

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held unvested AMC Networks stock options for the year ended December 31, 2021:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options
Balance, December 31, 2019	202,961	$48.26	6.79	$—
Exercised	—	—
Balance, December 31, 2020	202,961	$48.26	5.79	$—
Exercised	(202,961)	48.26
Balance, December 31, 2021	—	$—	—	$—
Options exercisable at December 31, 2021			—	$—
Options expected to vest in the future	—	$—	—	$—
(a)The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on the reporting date, as indicated.
Share-based Compensation Expenses
The Company recorded share-based compensation expenses of $47.9 million, $52.9 million and $64.1 million, reduced for forfeitures, for the years ended December 31, 2021, 2020 and 2019, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2021, there was $32.8 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.82 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies/(benefits) of $(4.6) million, $8.4 million and $(0.1) million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2021 and 2020, the Company granted long-term incentive cash awards. During 2017 through 2019, the Company granted long-term incentive awards in the form of PRSUs.
Long-term incentive compensation plan expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. The Company recorded long-term incentive compensation expense of $22.5 million and $13.9 million for the years ended December 31, 2021 and 2020, respectively.
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
Total expense related to all benefit plans was $11.9 million, $9.3 million and $8.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 20. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 3% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 79% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE").
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
The Company provides services to and receives services from MSGS and MSGE.
Revenues, net
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $5.0 million, $4.8 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $2.2 million, $0.5 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
AMC Networks has an arrangement with the Dolan Family Office, LLC ("DFO"), MSGS and MSGE providing for the sharing of certain expenses associated with executive office space which are available to Charles F. Dolan (the Chairman Emeritus and a director of the Company and a director of MSGS and MSGE), James L. Dolan (the Non-Executive Chairman and a director of the Company and a director of MSGS and MSGE), and the DFO which is controlled by Charles F. Dolan. The Company's share of initial set-up costs and office expenses was not material.
Note 21. Cash Flows
During 2021, 2020 and 2019, the Company's non-cash investing and financing activities and other supplemental data were as follows:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Non-Cash Investing and Financing Activities:
Continuing Operations:
Finance lease additions	$—	$14,255	$—
Capital expenditures incurred but not yet paid	8,826	5,689	6,270
Supplemental Data:
Cash interest paid	114,528	131,167	151,501
Income taxes paid, net	59,850	99,852	139,994

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31, 2021
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(133,108)	$(1,842)	$(134,950)
Net current-period other comprehensive income (loss), before income taxes	(42,694)	2,403	(40,291)
Income tax expense	(16)	(561)	(577)
Net current-period other comprehensive income (loss), net of income taxes	(42,710)	1,842	(40,868)
Ending Balance	$(175,818)	$—	$(175,818)

(In thousands)	Year Ended December 31, 2020
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(166,203)	$(1,508)	(167,711)
Net current-period other comprehensive (loss), before income taxes	33,084	(437)	32,647
Income tax expense (benefit)	11	103	114
Net current-period other comprehensive (loss), net of income taxes	33,095	(334)	32,761
Ending Balance	$(133,108)	$(1,842)	$(134,950)
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
The Company evaluates segment performance based on several factors, of which the primary financial measure is operating segment adjusted operating income ("AOI"). The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expenses or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, and other information as to the continuing operations of the Company's operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,318,732	$249,844	$—	$1,568,576
Content licensing and other	416,898	155,805	(14,325)	558,378
Distribution and other	1,735,630	405,649	(14,325)	2,126,954
Advertising	844,986	105,668	—	950,654
Consolidated revenues, net	$2,580,616	$511,317	$(14,325)	$3,077,608
Operating income (loss)	$617,875	$37,167	$(165,120)	$489,922
Share-based compensation expenses	22,077	3,627	22,221	47,925
Depreciation and amortization	48,025	19,807	26,049	93,881
Impairment and other charges	143,000	16,610	—	159,610
Restructuring and other related charges	2,516	6,083	1,779	10,378
Cloud computing amortization	—	—	2,406	2,406
Majority-owned equity investees AOI	11,948	—	—	11,948
Adjusted operating income	$845,441	$83,294	$(112,665)	$816,070
Capital expenditures	$9,635	$6,009	$26,928	$42,572

(In thousands)	Year Ended December 31, 2020
	Domestic Operations	International and Other		Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,145,970	$239,145		$—	$1,385,115
Content licensing and other	433,954	139,746		(19,675)	554,025
Distribution and other	1,579,924	378,891		(19,675)	1,939,140
Advertising	801,477	74,339		—	875,816
Consolidated revenues, net	$2,381,401	$453,230	0	$(19,675)	$2,814,956
Operating income (loss)	$734,871	$(109,365)		$(182,862)	$442,644
Share-based compensation expenses	10,605	2,988		39,315	52,908
Depreciation and amortization	50,574	26,465		27,567	104,606
Impairment and other charges	—	122,227		—	122,227
Restructuring and other related charges	22,946	6,410		5,712	35,068
Cloud computing amortization	—	—		200	200
Majority-owned equity investees AOI	8,958	—		—	8,958
Adjusted operating income	$827,954	$48,725		$(110,068)	$766,611
Capital expenditures	$12,301	$9,057		$25,237	$46,595

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2019
	Domestic Operations	International and Other		Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,137,358	$251,184		$—	$1,388,542
Content licensing and other	521,639	187,073		(30,766)	677,946
Distribution and other	1,658,997	438,257		(30,766)	2,066,488
Advertising	904,253	89,659		(79)	993,833
Consolidated revenues, net	$2,563,250	$527,916	0	$(30,845)	$3,060,321
Operating income (loss)	$884,054	$(83,948)		$(174,829)	$625,277
Share-based compensation expenses	26,153	4,545		33,435	64,133
Depreciation and amortization	41,299	34,983		24,816	101,098
Impairment and other charges	—	106,603		—	106,603
Restructuring and other related charges	28,860	5,153		6,901	40,914
Majority-owned equity investees AOI	5,965	—		—	5,965
Adjusted operating income	$986,331	$67,336		$(109,677)	$943,990
Capital expenditures	$37,150	$9,257		$45,197	$91,604
Distribution revenues, included in the Domestic Operations segment, include subscription revenues related to the Company's streaming services of approximately $370.8 million, $185.6 million and $95.9 million for the years ended December 31, 2021, 2020 and 2019 respectively.
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments as well as revenues recognized by AMC Networks Broadcasting & Technology for transmission revenues recognized from the International and Other operating segment.

(In thousands)	Years Ended December 31,
	2021	2020	2019
Inter-segment revenues
Domestic Operations	$(10,584)	$(15,852)	$(26,639)
International and Other	(3,741)	(3,823)	(4,206)
	$(14,325)	$(19,675)	$(30,845)
For the years ended December 31, 2021 and 2020, no one customer accounted for 10% of consolidated revenues, net. One customer within the Domestic Operations segment accounted for approximately 10% of consolidated revenues, net for the year ended December 31, 2019.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Revenue
United States	$2,462,210	$2,267,754	$2,511,686
Europe	432,682	385,787	382,888
Other	182,716	161,415	165,747
	$3,077,608	$2,814,956	$3,060,321
The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2021	2020
Property and equipment, net
United States	$210,252	$239,387
Europe	14,510	15,938
Other	1,029	720
	$225,791	$256,045

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,234	$5,337	$(8,541)	$8,030
Year Ended December 31, 2020
Allowance for doubtful accounts	$5,733	$(2,843)	$8,344	$11,234
Year Ended December 31, 2019
Allowance for doubtful accounts	$10,788	$12,641	$(17,696)	$5,733

S-1