Form 10-Q
period 2022-03-31
AMC Networks Inc.
filed 2022-05-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of April 29, 2022:

Class A Common Stock par value $0.01 per share	31,434,451
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$821,626	$892,221
Accounts receivable, trade (less allowance for doubtful accounts of $8,029 and $8,030)	773,273	815,444
Current portion of program rights, net	15,104	10,068
Prepaid expenses and other current assets	357,399	282,453
Total current assets	1,967,402	2,000,186
Property and equipment, net of accumulated depreciation of $299,737 and $286,133	221,294	225,791
Program rights, net	1,855,025	1,731,838
Intangible assets, net	388,706	399,434
Goodwill	701,239	709,344
Deferred tax assets, net	12,041	11,334
Operating lease right-of-use assets	119,774	125,866
Other assets	484,253	545,153
Total assets	$5,749,734	$5,748,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$161,968	$173,207
Accrued liabilities	280,906	340,407
Current portion of program rights obligations	321,308	307,054
Deferred revenue	205,432	167,071
Current portion of long-term debt	33,750	33,750
Current portion of lease obligations	38,376	36,596
Total current liabilities	1,041,740	1,058,085
Program rights obligations	183,594	218,321
Long-term debt, net	2,798,179	2,804,720
Lease obligations	141,784	151,839
Deferred tax liabilities, net	185,755	163,600
Other liabilities	133,948	165,860
Total liabilities	4,485,000	4,562,425
Commitments and contingencies
Redeemable noncontrolling interests	287,756	283,849
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,027 and 65,485 shares issued and 31,434 and 30,892 shares outstanding, respectively	660	655
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	335,803	347,971
Accumulated earnings	2,202,235	2,098,047
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(193,580)	(175,818)
Total AMC Networks stockholders' equity	925,351	851,088
Non-redeemable noncontrolling interests	51,627	51,584
Total stockholders' equity	976,978	902,672
Total liabilities and stockholders' equity	$5,749,734	$5,748,946
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$712,157	$691,741
Operating expenses:
Technical and operating (excluding depreciation and amortization)	284,237	280,572
Selling, general and administrative	230,653	191,535
Depreciation and amortization	22,590	25,246
Impairment and other charges	—	16,055
Restructuring and other related charges	—	8,625
Total operating expenses	537,480	522,033
Operating income	174,677	169,708
Other income (expense):
Interest expense	(30,797)	(34,742)
Interest income	2,460	2,342
Loss on extinguishment of debt	—	(22,074)
Miscellaneous, net	5,828	5,406
Total other expense	(22,509)	(49,068)
Income from operations before income taxes	152,168	120,640
Income tax expense	(41,634)	(25,915)
Net income including noncontrolling interests	110,534	94,725
Net income attributable to noncontrolling interests	(6,346)	(7,704)
Net income attributable to AMC Networks' stockholders	$104,188	$87,021

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.44	$2.08
Diluted	$2.38	$2.02

Weighted average common shares:
Basic	42,780	41,930
Diluted	43,715	43,171
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income including noncontrolling interests	$110,534	$94,725
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,593)	(22,024)
Unrealized gain on interest rate swaps	—	610
Other comprehensive loss, before income taxes	(18,593)	(21,414)
Income tax expense	—	(143)
Other comprehensive loss, net of income taxes	(18,593)	(21,557)
Comprehensive income	91,941	73,168
Comprehensive income attributable to noncontrolling interests	(5,515)	(7,434)
Comprehensive income attributable to AMC Networks' stockholders	$86,426	$65,734
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	104,188	—	—	104,188	—	104,188
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,439	2,439
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,565)	(1,565)
Other comprehensive income	—	—	—	—	—	(17,762)	(17,762)	(831)	(18,593)
Share-based compensation expenses	—	—	8,129	—	—	—	8,129	—	8,129
Net share issuances under employee stock plans	5	—	(20,297)	—	—	—	(20,292)	—	(20,292)
Balance, March 31, 2022	$660	$115	$335,803	$2,202,235	$(1,419,882)	$(193,580)	$925,351	$51,627	$976,978

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	87,021	—	—	87,021	—	87,021
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,134	1,134
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	18,367	18,367
Contribution from noncontrolling member	—	—	—	—	—	—	—	2,582	2,582
Other comprehensive income	—	—	—	—	—	(21,287)	(21,287)	(270)	(21,557)
Proceeds from the exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Share-based compensation expenses	—	—	13,446	—	—	—	13,446	—	13,446
Net share issuances under employee stock plans	7	—	(32,335)	—	—	—	(32,328)	—	(32,328)
Balance, March 31, 2021	$653	$115	$314,331	$1,934,472	$(1,419,882)	$(156,237)	$673,452	$48,109	$721,561

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$110,534	$94,725
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,590	25,246
Impairment and other charges	—	16,055
Share-based compensation expenses related to equity classified awards	8,129	13,446
Non-cash restructuring and other related charges	—	4,329
Amortization of program rights	192,852	150,987
Amortization of deferred carriage fees	8,657	4,867
Unrealized foreign currency transaction (gain) loss	1,073	(13,758)
Amortization of deferred financing costs and discounts on indebtedness	1,898	2,048
Loss on extinguishment of debt	—	22,074
Bad debt expense	820	771
Deferred income taxes	21,430	4,646
(Gain) loss on investments	(4,293)	5,366
Other, net	(2,447)	(755)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	37,510	36,996
Prepaid expenses and other assets	(1,910)	29,383
Program rights and obligations, net	(340,300)	(237,951)
Income taxes payable	8,039	11,138
Deferred revenue	6,715	5,671
Deferred carriage fees, net	(9,934)	(57)
Accounts payable, accrued liabilities and other liabilities	(84,918)	(67,664)
Net cash provided by (used in) operating activities	(23,555)	107,563
Cash flows from investing activities:
Capital expenditures	(11,528)	(8,537)
Return of capital from investees	1,771	—
Acquisition of investments	—	(25,694)
Cash paid on distribution of business	—	(7,052)
Principal payment received on loan to investee	—	1,875
Proceeds from sale of investments	—	95,370
Net cash provided by (used in) investing activities	(9,757)	55,962
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	984,500
Principal payments on long-term debt	(8,438)	(1,015,000)
Deemed repurchases of restricted stock units	(20,292)	(32,328)
Proceeds from stock option exercises	—	9,795
Principal payments on finance lease obligations	(716)	(1,095)
Contributions from noncontrolling interests	—	2,702
Distributions to noncontrolling interests	(1,565)	(2,464)
Net cash used in financing activities	(31,011)	(53,890)
Net increase (decrease) in cash and cash equivalents from operations	(64,323)	109,635
Effect of exchange rate changes on cash and cash equivalents	(6,272)	(5,038)
Cash and cash equivalents at beginning of period	892,221	888,526
Cash and cash equivalents at end of period	$821,626	$993,123
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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media, our production services business.
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in the Company's Annual Report on Form 10-K ("2021 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2022.
Risks and Uncertainties
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2022, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2022	December 31, 2021
Balances from contracts with customers:
Accounts receivable (including long-term, included in Other assets)	$1,031,446	$1,106,225
Contract assets, short-term (included in Prepaid expenses and other current assets)	139,079	69,351
Contract assets, long-term (included in Other assets)	2,126	29,323
Contract liabilities (Deferred revenue)	205,432	167,071
Contract liabilities (Deferred revenue included in Other liabilities)	218	31,832
Revenue recognized for the three months ended March 31, 2022 and 2021 relating to the contract liability at December 31, 2021 and 2020 was $29.4 million and $7.7 million, respectively.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	42,780	41,930
Effect of dilution:
Stock options	—	12
Restricted stock units	935	1,229
Diluted weighted average common shares outstanding	43,715	43,171
As of March 31, 2022 and March 31, 2021, 0.2 million and 0.4 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Note 4. Impairment and Other Charges
There were no impairment and other charges for the three months ended March 31, 2022.
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
There were no restructuring and other related charges for the three months ended March 31, 2022.

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
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended March 31,
2021
Domestic Operations	$2,427
International & Other	4,490
Corporate / Inter-segment eliminations	1,708
Total restructuring and other related charges	$8,625

Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$248,085	$165,975	$414,060
In-production and in-development	128,173	321,724	449,897
Total owned original program rights, net	$376,258	$487,699	$863,957

Licensed program rights, net:
Licensed film and acquired series	$5,797	$598,519	$604,316
Licensed originals	62,367	189,300	251,667
Advances and content versioning costs	26,600	123,589	150,189
Total licensed program rights, net	94,764	911,408	1,006,172
Program rights, net	$471,022	$1,399,107	$1,870,129

Current portion of program rights, net			$15,104
Program rights, net (long-term)			1,855,025
			$1,870,129

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$185,228	$127,470	$312,698
In-production and in-development	161,881	264,927	426,808
Total owned original program rights, net	$347,109	$392,397	$739,506

Licensed program rights, net:
Licensed film and acquired series	$7,005	$620,935	$627,940
Licensed originals	61,923	148,063	209,986
Advances and content versioning costs	57,278	107,196	164,474
Total licensed program rights, net	126,206	876,194	1,002,400
Program rights, net	$473,315	$1,268,591	$1,741,906

Current portion of program rights, net			$10,068
Program rights, net (long-term)			1,731,838
			$1,741,906

Amortization of owned and licensed program rights, included in Technical and operating expenses on the condensed consolidated statements of income, is as follows:

	Three Months Ended March 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$49,840	$16,935	$66,775
Licensed program rights	7,608	118,469	126,077
Program rights amortization	$57,448	$135,404	$192,852

	Three Months Ended March 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$33,906	$4,566	$38,472
Licensed program rights	25,020	87,495	112,515
Program rights amortization	$58,926	$92,061	$150,987
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expenses in the consolidated statements of income. There were no significant program rights write-offs included in technical and operating expense for the three months ended March 31, 2022 or 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $87.1 million at March 31, 2022 and $93.7 million at December 31, 2021.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statement of income. Investments in marketable equity securities were $10.1 million at March 31, 2022 and $5.8 million at December 31, 2021. There were $4.3 million unrealized gains and $5.4 million realized losses on marketable equity securities for the three months ended March 31, 2022 and 2021, respectively, included in miscellaneous, net in the condensed consolidated statement of income.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non- marketable equity securities. Investments in non-marketable equity securities were $37.7 million at March 31, 2022 and December 31, 2021. The changes in value, if any, are recorded in miscellaneous, net in the condensed consolidated statement of income.
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2021	$353,470	$355,874	$709,344
Purchase accounting adjustments	(1,408)	—	(1,408)
Amortization of "second component" goodwill	(336)	—	(336)
Foreign currency translation	—	(6,361)	(6,361)
March 31, 2022	$351,726	$349,513	$701,239
As of March 31, 2022 and December 31, 2021, accumulated impairment charges in the International and Other segment totaled $123.1 million.
The purchase accounting adjustments of $1.4 million to the carrying amount of goodwill in Domestic Operations relates to the acquisition of Sentai Holdings, a global supplier of anime content, including its anime-focused HIDIVE subscription streaming service, for which the allocation of goodwill is preliminary and is based on current estimates and currently available information, and is subject to revision based on final allocation of the purchase price to the identifiable assets and liabilities acquired.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2022
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$645,838	$(359,436)	$286,402	6 to 25 years
Advertiser relationships	46,282	(31,287)	14,995	11 years
Trade names and other amortizable intangible assets	110,860	(43,451)	67,409	3 to 20 years
Total amortizable intangible assets	802,980	(434,174)	368,806
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$822,880	$(434,174)	$388,706

(In thousands)	December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$649,543	$(354,673)	$294,870
Advertiser relationships	46,282	(30,235)	16,047
Trade names and other amortizable intangible assets	111,151	(42,534)	68,617
Total amortizable intangible assets	806,976	(427,442)	379,534
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$826,876	$(427,442)	$399,434

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2022 and 2021 was $10.6 million and $9.5 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2022	$42,201
2023	42,118
2024	42,034
2025	40,290
2026	35,712

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Employee related costs	87,238	$128,388
Participations and residuals	125,636	133,988
Interest	21,804	36,922
Other accrued expenses	46,228	41,109
Total accrued liabilities	$280,906	$340,407

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2022	December 31, 2021
Senior Secured Credit Facility: (a)
Term Loan A Facility	$666,563	$675,000
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,866,563	2,875,000
Unamortized discount	(22,088)	(23,167)
Unamortized deferred financing costs	(12,546)	(13,363)
Long-term debt, net	2,831,929	2,838,470
Current portion of long-term debt	33,750	33,750
Noncurrent portion of long-term debt	$2,798,179	$2,804,720
(a)The Company's $500 million revolving credit facility remains undrawn at March 31, 2022. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
In March 2022, the Company repaid $8.4 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$119,774	$125,866
Finance	Property and equipment, net	11,805	12,080
Total lease assets		$131,579	$137,946
Liabilities
Current:
Operating	Current portion of lease obligations	$34,424	$32,929
Finance	Current portion of lease obligations	3,952	3,667
		$38,376	$36,596
Noncurrent:
Operating	Lease obligations	$119,416	128,319
Finance	Lease obligations	22,368	23,520
		141,784	$151,839

Total lease liabilities		$180,160	$188,435

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2022:
Assets
Cash equivalents	$45,000	$—	$—	$45,000
Marketable securities	10,064	—	—	10,064
Foreign currency derivatives	—	166	—	166
Liabilities
Foreign currency derivatives	—	5,927	—	5,927

At December 31, 2021:
Assets
Marketable securities	$5,771	$—	$—	$5,771
Foreign currency derivatives	—	196	—	196
Liabilities
Foreign currency derivatives	—	5,911	—	5,911
The Company's cash equivalents (comprised of money market funds) and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's foreign currency derivatives are classified within Level II of the fair value hierarchy as their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
At March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting and impairment testing. These nonrecurring valuations primarily include the valuation of program rights, goodwill, intangible assets and property and equipment. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$656,806	$659,897
5.00% Notes due April 2024	397,932	398,500
4.75% Notes due August 2025	792,603	793,000
4.25% Notes due February 2029	984,588	915,000
	$2,831,929	$2,766,397

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$664,581	$670,781
5.00% Notes due April 2024	397,693	403,500
4.75% Notes due August 2025	792,098	818,000
4.25% Notes due February 2029	984,098	997,500
	$2,838,470	$2,889,781
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
Note 13. Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than one of our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain accounts payable and trade receivables (including intercompany amounts) that are denominated in a currency other than the applicable functional currency.
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$166	$180
Foreign currency derivatives	Other assets	—	16
Liabilities:
Foreign currency derivatives	Accrued liabilities	$2,045	$1,686
Foreign currency derivatives	Other liabilities	3,882	4,225

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2022	2021
Foreign currency derivatives	Miscellaneous, net	$(227)	$54

Note 14. Income Taxes
For the three months ended March 31, 2022, income tax expense was $41.6 million, representing an effective tax rate of 27%, as compared to the federal statutory rate of 21%. The effective tax rate differs from the federal statutory rate due primarily to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in the valuation allowance for foreign taxes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
For the three months ended March 31, 2021, income tax expense was $25.9 million, representing an effective tax rate of 21%, which was equal to the federal statutory rate. The effective tax rate was impacted by state and local income tax expense, tax expense from nondeductible compensation and tax expense from foreign operations partially offset by a tax benefit from foreign derived intangible income and excess tax benefits related to stock compensation.
At March 31, 2022, the Company had foreign tax credit carry forwards of approximately $40.4 million, expiring on various dates from 2022 through 2032. These carryforwards have been reduced by a valuation allowance of $40.4 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2022, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of March 31, 2022, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $53.3 million, as compared to December 31, 2021, to $1,010.1 million. The decrease primarily relates to payments for program rights.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. The Company believes the two remaining claims in the case for breach of contract are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In March 2022, AMC Networks granted 628,508 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period.
During the three months ended March 31, 2022, 614,821 RSUs and 344,157 performance restricted stock units (PRSUs) of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 261,945 RSUs and 155,103 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 352,876 RSU and 189,054 PRSU new shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
employment tax. All units surrendered during the quarter had an aggregate value of $20.3 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2022.
Share-based compensation expenses included in selling, general and administrative expenses were $8.1 million and $13.4 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $41.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.4 years.
Note 17. Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2022 and March 31, 2021:

(In thousands)	Three Months Ended March 31, 2022
December 31, 2021	$283,849
Net earnings	3,907
March 31, 2022	$287,756

(In thousands)	Three Months Ended March 31, 2021
December 31, 2020	$315,649
Net earnings	6,570
Distributions	(2,344)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
March 31, 2021	$293,468
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

Note 18. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$5,284	$2,314
Supplemental Data:
Cash interest paid	44,073	39,614
Income taxes paid, net	5,588	2,314

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

(In thousands)	Three Months Ended March 31, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$343,748	$60,412	$—	$404,160
Content licensing and other	$61,254	$27,054	$(3,237)	85,071
Distribution and other	405,002	87,466	(3,237)	489,231
Advertising	200,541	22,385	—	222,926
Consolidated revenues, net	$605,543	$109,851	$(3,237)	$712,157
Operating income (loss)	$198,522	$17,355	$(41,200)	$174,677
Share-based compensation expenses	3,673	754	3,702	8,129
Depreciation and amortization	12,136	4,903	5,551	22,590
Cloud computing amortization	7	—	900	907
Majority-owned equity investees AOI	4,881	—	—	4,881
Adjusted operating income (loss)	$219,219	$23,012	$(31,047)	$211,184

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$318,832	$63,028	$—	$381,860
Content licensing and other	55,995	36,568	(3,395)	89,168
Distribution and other	374,827	$99,596	(3,395)	$471,028
Advertising	199,142	21,571	—	220,713
Consolidated revenues, net	$573,969	$121,167	$(3,395)	$691,741
Operating income (loss)	$216,459	$(3,162)	$(43,589)	$169,708
Share-based compensation expenses	5,639	1,231	6,576	13,446
Depreciation and amortization	13,373	4,949	6,924	25,246
Restructuring and other related charges	2,427	4,490	1,708	8,625
Impairment and other charges	—	16,055	—	16,055
Cloud computing amortization	—	—	264	264
Majority-owned equity investees AOI	4,635	—	—	4,635
Adjusted operating income (loss)	$242,533	$23,563	$(28,117)	$237,979
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments as well as transmission revenues recognized by AMC Networks Broadcasting & Technology from the International and Other operating segment.

(In thousands)	Three Months Ended March 31,
	2022	2021
Inter-segment revenues
Domestic Operations	$(3,002)	$(670)
International and Other	(235)	(2,725)
	$(3,237)	$(3,395)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2022	2021
Revenues
United States	$591,208	$577,148
Europe	82,925	82,036
Other	38,024	32,557
	$712,157	$691,741

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2022	December 31, 2021
Property and equipment, net
United States	$206,410	$210,252
Europe	13,731	14,510
Other	1,153	1,029
	$221,294	$225,791

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
•our ability to successfully launch our streaming services in countries outside of the United States;
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
•economic and business conditions and industry trends in the countries in which we operate, including increases in inflation rates;
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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•the factors described under Item 1A, "Risk Factors" in our 2021 Annual Report on Form 10-K (the "2021 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
Introduction
Management's discussion and analysis of financial condition and results of operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2021 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2022, as well as an analysis of our cash flows for the three months ended March 31, 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2022 as compared to December 31, 2021.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2021.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2022	2021
Revenues, net
Domestic Operations	$605,543	$573,969
International and Other	109,851	121,167
Inter-segment Eliminations	(3,237)	(3,395)
	$712,157	$691,741
Operating Income (Loss)
Domestic Operations	$198,522	$216,459
International and Other	17,355	(3,162)
Corporate / Inter-segment Eliminations	(41,200)	(43,589)
	$174,677	$169,708
Adjusted Operating Income (Loss)
Domestic Operations	$219,219	$242,533
International and Other	23,012	23,563
Corporate / Inter-segment Eliminations	(31,047)	(28,117)
	$211,184	$237,979

1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 30 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

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
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media, our production services business.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are generally paid by consumers on a monthly basis. Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee.
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
Programming expenses, included in technical and operating expenses, represent the largest expenses of the Domestic Operations segment and primarily consists of amortization of programming rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplinking and encryption.
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in original programming. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs and/or the impact of management's periodic assessment of programming usefulness. Such costs will also fluctuate with the level of revenues derived from owned original programming in each period as program rights that are monetized individually are amortized based on the individual-film-forecast-computation method, while program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern.
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
International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media.

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the three months ended March 31, 2022, distribution revenues represented 80% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, and participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If it is determined that programming rights have limited, or no, future programming usefulness based on actual demand or market conditions, a write-off of the unamortized cost is recorded in technical and operating expenses.
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
Impact of COVID-19 on Our Business
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of operations notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of operations.
Three Months Ended March 31, 2022 and 2021
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues, net:
Subscription	$404,160	$381,860	5.8%
Content licensing and other	85,071	89,168	(4.6)%
Distribution and other	489,231	471,028	3.9%
Advertising	222,926	220,713	1.0%
Total revenues, net	712,157	691,741	3.0%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	284,237	280,572	1.3%
Selling, general and administrative	230,653	191,535	20.4%
Depreciation and amortization	22,590	25,246	(10.5)%
Impairment and other charges	—	16,055	(100.0)%
Restructuring and other related charges	—	8,625	(100.0)%
Total operating expenses	537,480	522,033	3.0%
Operating income	174,677	169,708	2.9%
Other income (expense):
Interest expense, net	(28,337)	(32,400)	(12.5)%
Loss on extinguishment of debt	—	(22,074)	(100.0)%
Miscellaneous, net	5,828	5,406	7.8%
Total other expense	(22,509)	(49,068)	(54.1)%
Income from operations before income taxes	152,168	120,640	26.1%
Income tax expense	(41,634)	(25,915)	60.7%
Net income including noncontrolling interests	110,534	94,725	16.7%
Net income attributable to noncontrolling interests	(6,346)	(7,704)	(17.6)%
Net income attributable to AMC Networks' stockholders	$104,188	$87,021	19.7%
Revenues
Subscription revenues increased 7.8% in our Domestic Operations segment primarily due to an increase in streaming revenues. Subscription revenues decreased 4.2% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues increased 9.4% in our Domestic Operations segment primarily related to a higher number of original programs distributed as compared to the prior comparable period. Content licensing and other revenues decreased 26.0% in our International and Other segment primarily due to the timing of productions at 25/7 Media.
Subscription revenues may vary based on the impact of renewals of affiliation agreements and content licensing revenues vary based on the timing of availability of our programming to distributors. Because of these factors, we expect distribution revenues to vary from quarter to quarter.
Advertising revenues increased 0.7% and 3.8% in our Domestic Operations segment and our International and Other segment, respectively, primarily due to higher pricing and ad-supported streaming growth, partially offset by lower linear ratings and unfavorable foreign currency translation.

Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Due to these factors, we expect advertising revenues to vary from quarter to quarter.
Technical and operating expenses (excluding depreciation and amortization)
The components of technical and operating expenses primarily include the amortization of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
Technical and operating expenses (excluding depreciation and amortization) increased 7.6% in our Domestic Operations segment primarily due to an increase in program rights amortization attributable to an increase in the number of original programs as compared to the prior comparable period. Technical and operating expenses decreased 21.8% in our International and Other segment primarily due to the timing of productions at 25/7 Media and lower program rights amortization at AMCNI.
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
Selling, general and administrative expenses (including share-based compensation expenses) increased 28.5% in our Domestic Operations segment primarily due to higher advertising and subscriber acquisition expenses related to our streaming services, and 23.8% in our International and other segment primarily related to increased selling expenses at AMCNI, partially offset by a decrease in administrative expenses at 25/7 Media.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased primarily in our Domestic Operations segment due to lower depreciation of equipment at our AMC Networks Broadcasting and Technology facilities.
Impairment and other charges
There were no impairment and other charges for the three months ended March 31, 2022.
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
Restructuring and other related charges
There were no restructuring and other related charges for the three months ended March 31, 2022.
Restructuring and other related charges of $8.6 million for the three months ended March 31, 2021 consisted of $4.1 million of severance costs associated with the restructuring plan announced in November 2020 and $4.5 million at AMCNI related to the termination of distribution in certain international territories.
Operating income
The increase in operating income was primarily attributable to an increase in revenues of $20.4 million and decreases in impairment and other charges and restructuring and related charges of $16.1 million and $8.6 million, respectively, partially offset by increases in selling, general and administrative expenses of $39.1 million and in technical and operating expenses of $3.7 million.
Interest expense, net
The decrease in interest expense, net was primarily due to lower average daily balances and interest rates on our outstanding long-term debt.

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
Miscellaneous, net
The increase in miscellaneous, net was primarily related to an increase in net realized and unrealized gains from certain marketable equity securities, partially offset by an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income tax expense
For the three months ended March 31, 2022, income tax expense was $41.6 million representing an effective tax rate of 27%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in the valuation allowance for foreign taxes.
For the three months ended March 31, 2021, income tax expense was $25.9 million, representing an effective tax rate of 21%, which was equal to the federal statutory rate. The effective tax rate was impacted by state and local income tax expense, tax expense from nondeductible compensation and tax expense from foreign operations partially offset by a tax benefit from foreign derived intangible income and excess tax benefits related to stock compensation.
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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues, net:
Subscription	$343,748	$318,832	7.8%
Content licensing and other	61,254	55,995	9.4
Distribution and other	405,002	374,827	8.1
Advertising	200,541	199,142	0.7
Total revenues, net	605,543	573,969	5.5
Technical and operating (excluding depreciation and amortization)(1)	(228,107)	(211,961)	7.6
Selling, general and administrative(2)	(163,098)	(124,110)	31.4
Majority-owned equity investees AOI	4,881	4,635	5.3
Segment adjusted operating income	$219,219	$242,533	(9.6)%
(1) Technical and operating excludes cloud computing amortization
(2) Selling, general and administrative excludes share-based compensation expenses
Revenues
Subscription revenues increased primarily due to a 42.5% increase in streaming revenues driven by an increase in subscribers to our streaming services, partially offset by a low single-digit decline in affiliate revenue. Aggregate paid subscribers2 to our streaming services increased 37% to 9.5 million at March 31, 2022 compared to March 31, 2021.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services, and includes an estimate of subscribers that converted to paying status in the subsequent period based on historical conversion percentages.

Content licensing and other revenues increased primarily related to a higher number of distributed original programs as compared to the prior comparable period.
Advertising revenues increased due to higher pricing and ad-supported streaming growth, partially offset by lower linear ratings.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to an increase in program rights amortization primarily attributable to an increase in the number of original programs as compared to the prior comparable period.
Selling, general and administrative expenses
Selling, general and administrative expenses (excluding share-based compensation expenses) increased primarily due to higher advertising and subscriber acquisition expenses related to our streaming services, as well as higher employee related costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to an increase in selling, general and administrative expenses of $39.0 million and in technical and operating expenses of $16.1 million, partially offset by an increase in revenues, net of $31.6 million.

International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues, net:
Subscription	$60,412	$63,028	(4.2)%
Content licensing and other	27,054	36,568	(26.0)
Distribution and other	87,466	99,596	(12.2)
Advertising	22,385	21,571	3.8
Total revenues, net	109,851	121,167	(9.3)
Technical and operating (excluding depreciation and amortization)	(59,695)	(76,309)	(21.8)
Selling, general and administrative(1)	(27,144)	(21,295)	27.5
Segment adjusted operating income	$23,012	$23,563	(2.3)%
(1) Selling, general and administrative excludes share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to timing of productions at 25/7 Media.
Advertising revenues increased primarily due to higher pricing, partially offset by the unfavorable impact of foreign currency translation at AMCNI.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased due to the timing of productions at 25/7 Media and lower program rights amortization at AMCNI.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily related to increased selling expenses at AMCNI, partially offset by a decrease in administrative expenses at 25/7 Media related to the March 2021 spin off of the comedy venues.

Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $11.3 million and an increase in selling, general and administrative expenses of $5.8 million, partially offset by a decrease in technical and operating expenses of $16.6 million.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues, net:	(3,237)	(3,395)	(4.7)%
Technical and operating (excluding depreciation and amortization)	3,572	7,698	(53.6)
Selling, general and administrative(1)	(31,382)	(32,420)	(3.2)
Segment adjusted operating income	$(31,047)	$(28,117)	10.4%
(1) Selling, general and administrative excludes share-based compensation expenses and cloud computing amortization
Revenues, net
Revenue eliminations are primarily related to inter-segment licensing revenues recognized between the Domestic Operations and International and Other segments.
Technical and operating expenses (excluding depreciation and amortization)
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
Selling, general and administrative expenses decreased primarily due to lower employee related costs.

Non-GAAP Financial Measures
We evaluate segment performance based on several factors, of which the primary financial measure is operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before share-based compensation expenses or benefit, depreciation and amortization, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, cloud computing amortization and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended March 31, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$198,522	$17,355	$(41,200)	$174,677
Share-based compensation expenses	3,673	754	3,702	8,129
Depreciation and amortization	12,136	4,903	5,551	22,590
Cloud computing amortization	7	—	900	907
Majority owned equity investees AOI	4,881	—	—	4,881
Adjusted operating income (loss)	$219,219	$23,012	$(31,047)	$211,184

	Three Months Ended March 31, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$216,459	$(3,162)	$(43,589)	$169,708
Share-based compensation expenses	5,639	1,231	6,576	13,446
Depreciation and amortization	13,373	4,949	6,924	25,246
Restructuring and other related charges	2,427	4,490	1,708	8,625
Impairment and other charges	—	16,055	—	16,055
Cloud computing amortization	—	—	264	264
Majority owned equity investees AOI	4,635	—	—	4,635
Adjusted operating income (loss)	$242,533	$23,563	$(28,117)	$237,979

Liquidity and Capital Resources
Our operations have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our revolving credit facility and access to capital markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets.

Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2022, we did not repurchase any of our Class A common stock. As of March 31, 2022, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
As of March 31, 2022, our consolidated cash and cash equivalents balance of $821.6 million includes approximately $286.4 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
Our level of debt could have important consequences on our business including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2021 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2022. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2022.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash (used in) provided by operating activities	$(23,555)	$107,563
Cash (used in) provided by investing activities	(9,757)	55,962
Cash used in financing activities	(31,011)	(53,890)
Net (decrease) increase in cash and cash equivalents from operations	$(64,323)	$109,635
Operating Activities
Net cash used in operating activities amounted to $23.6 million for the three months ended March 31, 2022 as compared to net cash provided by operating activities of $107.6 million for the three months ended March 31, 2021. Net cash used in operating activities for the three months ended March 31, 2022 primarily resulted from payments for program rights of $340.3 million and a decrease in accounts payable, accrued liabilities and other liabilities of $84.9 million primarily related to lower employee related, interest, and participations and residuals liabilities, partially offset by $361.2 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, as well as a decrease in accounts receivable, trade of $37.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $2.9 million.
Net cash provided by operating activities for the three months ended March 31, 2021 primarily resulted from $330.0 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was partially offset by payments for program rights of $238.0 million and a decrease in accounts payable, accrued expenses and other liabilities of $67.7 million primarily related to lower employee related and participations and residuals liabilities. In addition, net cash provided by operating activities increased as a result of a decrease in accounts receivable of $37.0 million, a decrease in prepaid expenses and other assets of $29.4 million primarily related to a decrease in long-term receivables and an increase of $11.1 million in income taxes payable. Changes in all other assets and liabilities resulted in a increase of $5.7 million.
Investing Activities
Net cash (used in) provided by investing activities for the three months ended March 31, 2022 and 2021 was $(9.8) million and $56.0 million, respectively. For the three months ended March 31, 2022, net cash used in investing activities included capital expenditures of $11.5 million, partially offset by a return of capital from investees of $1.7 million. For the three months ended March 31, 2021, cash provided by investing activities included proceeds received from the sale of an investment of $95.4 million, partially offset by the acquisition of equity securities of $25.7 million and capital expenditures of $8.5 million. All other changes in investing activities resulted in an decrease of $5.2 million.
Financing Activities
Net cash used in financing activities amounted to $31.0 million for the three months ended March 31, 2022 and consisted of taxes paid in lieu of shares issued for equity-based compensation of $20.3 million, principal payments on long-term debt of $8.4 million, distributions to noncontrolling interests of $1.6 million, and payments on finance leases of $0.7 million.
Net cash used in financing activities amounted to $53.9 million for the three months ended March 31, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $32.3 million, distributions to noncontrolling interests of $2.5 million, and payments on finance leases of $1.1 million, partially offset by proceeds from the exercise of stock options of $9.8 million and contributions from noncontrolling interests of $2.7 million.
Contractual Obligations
As of March 31, 2022, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $53.3 million, as compared to December 31, 2021, to $1,010.1 million. The decrease primarily relates to payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2022 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$515,603	$—	$481,516
Operating expenses	—	362,605	—	316,637
Operating income	$—	$152,998	$—	$164,879
Income before income taxes	$141,667	$174,080	$108,267	$167,422
Net income	104,188	171,903	87,021	165,212

Balance Sheet	March 31, 2022		December 31, 2021
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$139	$14,812	$—	$—
Current assets	4,553	1,270,494	9,991	1,242,724
Non-current assets	4,109,433	3,732,605	4,010,028	3,633,383

Liabilities and equity:
Amounts due to subsidiaries	$28,076	$2,842	$12,797	$5,324
Current liabilities	110,211	728,881	100,969	671,041
Non-current liabilities	3,078,422	298,891	3,067,962	331,860

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2021 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2021.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2021 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2022, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $2.11 billion by approximately $68.6 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2022 would increase the estimated fair value of our fixed rate debt by approximately $87.2 million to approximately $2.19 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. As of March 31, 2022, we did not have any interest rate swap contracts outstanding.
As of March 31, 2022, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.7 billion is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2022 would increase our annual interest expense by approximately $6.7 million. The interest rate paid on approximately 77% of our debt (excluding finance leases) as of March 31, 2022 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $0.1 million loss for the three months ended March 31, 2022 and a $9.5 million gain for the three months ended March 31, 2021 related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2022, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended March 31, 2022, the Company did not repurchase any of its Class A common stock. As of March 31, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

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

AMC Networks Inc.

Date:	May 5, 2022	By:	/s/ Christina Spade
Christina Spade
Chief Operating Officer and Chief Financial Officer

Date:	May 5, 2022	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer