Form 10-Q
period 2022-06-30
AMC Networks Inc.
filed 2022-08-05
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
The number of shares of common stock outstanding as of July 29, 2022:

Class A Common Stock par value $0.01 per share	31,434,451
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$817,344	$892,221
Accounts receivable, trade (less allowance for doubtful accounts of $8,028 and $8,030)	744,432	815,444
Current portion of program rights, net	13,794	10,068
Prepaid expenses and other current assets	429,899	282,453
Total current assets	2,005,469	2,000,186
Property and equipment, net of accumulated depreciation of $313,611 and $286,133	213,940	225,791
Program rights, net	1,941,899	1,731,838
Intangible assets, net	374,348	399,434
Goodwill	684,236	709,344
Deferred tax assets, net	12,280	11,334
Operating lease right-of-use assets	111,673	125,866
Other assets	449,794	545,153
Total assets	$5,793,639	$5,748,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$153,178	$173,207
Accrued liabilities	298,807	340,407
Current portion of program rights obligations	299,830	307,054
Deferred revenue	243,734	167,071
Current portion of long-term debt	33,750	33,750
Current portion of lease obligations	37,076	36,596
Total current liabilities	1,066,375	1,058,085
Program rights obligations	187,197	218,321
Long-term debt, net	2,791,673	2,804,720
Lease obligations	132,548	151,839
Deferred tax liabilities, net	197,977	163,600
Other liabilities	133,697	165,860
Total liabilities	4,509,467	4,562,425
Commitments and contingencies
Redeemable noncontrolling interests	270,726	283,849
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,027 and 65,485 shares issued and 31,434 and 30,892 shares outstanding, respectively	660	655
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	341,403	347,971
Accumulated earnings	2,285,664	2,098,047
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(243,292)	(175,818)
Total AMC Networks stockholders' equity	964,668	851,088
Non-redeemable noncontrolling interests	48,778	51,584
Total stockholders' equity	1,013,446	902,672
Total liabilities and stockholders' equity	$5,793,639	$5,748,946
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$738,025	$771,392	$1,450,182	$1,463,133
Operating expenses:
Technical and operating (excluding depreciation and amortization)	325,772	338,841	610,009	619,413
Selling, general and administrative	231,819	198,618	462,472	390,153
Depreciation and amortization	27,231	22,604	49,821	47,850
Impairment and other charges	—	142,918	—	158,973
Restructuring and other related charges	—	155	—	8,780
Total operating expenses	584,822	703,136	1,122,302	1,225,169
Operating income	153,203	68,256	327,880	237,964
Other income (expense):
Interest expense	(31,980)	(31,519)	(62,777)	(66,261)
Interest income	2,467	3,008	4,927	5,350
Loss on extinguishment of debt	—	—	—	(22,074)
Miscellaneous, net	(742)	14,174	5,086	19,580
Total other expense	(30,255)	(14,337)	(52,764)	(63,405)
Income from operations before income taxes	122,948	53,919	275,116	174,559
Income tax expense	(33,028)	(11,321)	(74,662)	(37,236)
Net income including noncontrolling interests	89,920	42,598	200,454	137,323
Net income attributable to noncontrolling interests	(6,491)	(6,713)	(12,837)	(14,417)
Net income attributable to AMC Networks' stockholders	$83,429	$35,885	$187,617	$122,906

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.93	$0.84	$4.36	$2.91
Diluted	$1.91	$0.83	$4.29	$2.84

Weighted average common shares:
Basic	43,192	42,481	42,987	42,207
Diluted	43,679	43,382	43,697	43,277
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$89,920	$42,598	$200,454	$137,323
Other comprehensive income (loss):
Foreign currency translation adjustment	(51,740)	7,675	(70,333)	(14,349)
Unrealized gain on interest rate swaps	—	598	—	1,208
Other comprehensive income (loss), before income taxes	(51,740)	8,273	(70,333)	(13,141)
Income tax expense	—	(141)	—	(284)
Other comprehensive income (loss), net of income taxes	(51,740)	8,132	(70,333)	(13,425)
Comprehensive income	38,180	50,730	130,121	123,898
Comprehensive income attributable to noncontrolling interests	(4,463)	(6,775)	(9,978)	(14,209)
Comprehensive income attributable to AMC Networks' stockholders	$33,717	$43,955	$120,143	$109,689
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2022	$660	$115	$335,803	$2,202,235	$(1,419,882)	$(193,580)	$925,351	$51,627	$976,978
Net income attributable to AMC Networks’ stockholders	—	—	—	83,429	—	—	83,429	—	83,429
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,870	1,870
Purchase of noncontrolling interests, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,394)	(1,394)
Other comprehensive income	—	—	—	—	—	(49,712)	(49,712)	(2,028)	(51,740)
Share-based compensation expenses	—	—	8,683	—	—	—	8,683	—	8,683
Net share issuances under employee stock plans	—	—	(17)	—	—	—	(17)	—	(17)
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2021	$653	$115	$314,331	$1,934,472	$(1,419,882)	$(156,237)	$673,452	$48,109	$721,561
Net income attributable to AMC Networks’ stockholders	—	—	—	35,885	—	—	35,885	—	35,885
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	3,143	3,143
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,441)	(1,441)
Other comprehensive income	—	—	—	—	—	8,070	8,070	62	8,132
Share-based compensation expenses	—	—	16,262	—	—	—	16,262	—	16,262
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	187,617	—	—	187,617	—	187,617
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,309	4,309
Purchase of noncontrolling interests, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,959)	(2,959)
Other comprehensive income (loss)	—	—	—	—	—	(67,474)	(67,474)	(2,859)	(70,333)
Share-based compensation expenses	—	—	16,812	—	—	—	16,812	—	16,812
Net share issuances under employee stock plans	5	—	(20,314)	—	—	—	(20,309)	—	(20,309)
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	122,906	—	—	122,906	—	122,906
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,278	4,278
Contributions from noncontrolling member	—	—	—	—	—	—	—	1,140	1,140
Transfer from redeemable noncontrolling interest	—	—	—			—	—	18,367	18,367
Other comprehensive income (loss)	—	—	—	—	—	(13,217)	(13,217)	(208)	(13,425)
Share-based compensation expenses	—	—	29,708	—	—	—	29,708	—	29,708
Proceeds from the exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Net share issuances under employee stock plans	7	—	(32,335)	—	—	—	(32,328)	—	(32,328)
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$200,454	$137,323
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,821	47,850
Impairment and other charges	—	158,973
Share-based compensation expenses related to equity classified awards	16,812	29,709
Non-cash restructuring and other related charges	—	4,329
Amortization of program rights	396,890	333,348
Amortization of deferred carriage fees	16,902	7,633
Unrealized foreign currency transaction gain	(554)	(10,609)
Amortization of deferred financing costs and discounts on indebtedness	3,828	3,923
Loss on extinguishment of debt	—	22,074
Bad debt expense	1,165	3,530
Deferred income taxes	34,115	16,487
Gain on investments	(4,084)	(4,554)
Other, net	(4,955)	(7,776)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	58,410	7,913
Prepaid expenses and other assets	(50,853)	(18,233)
Program rights and obligations, net	(667,492)	(583,480)
Income taxes payable	2,241	(5,472)
Deferred revenue	44,874	1,203
Deferred carriage fees, net	(11,686)	(27,861)
Accounts payable, accrued liabilities and other liabilities	(68,714)	14,857
Net cash provided by operating activities	17,174	131,167
Cash flows from investing activities:
Capital expenditures	(21,554)	(18,849)
Return of capital from investees	1,771	—
Payments for acquisition of a business, net of cash acquired	—	(19,072)
Acquisition of investments	—	(28,397)
Cash paid on distribution of business	—	(7,052)
Principal payment received on loan to investee	—	20,000
Proceeds from sale of investments	9,854	95,370
Net cash provided by (used in) investing activities	(9,929)	42,000
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	984,500
Principal payments on long-term debt	(16,875)	(1,015,000)
Deemed repurchases of restricted stock units	(20,309)	(32,327)
Proceeds from stock option exercises	—	9,795
Principal payments on finance lease obligations	(1,663)	(1,984)
Contributions from noncontrolling interests	—	2,702
Distributions to noncontrolling interests	(25,139)	(11,912)
Purchase of noncontrolling interests	(2,500)	—
Net cash used in financing activities	(66,486)	(64,226)
Net increase (decrease) in cash and cash equivalents from operations	(59,241)	108,941
Effect of exchange rate changes on cash and cash equivalents	(15,636)	(16,741)
Cash and cash equivalents at beginning of period	892,221	888,526
Cash and cash equivalents at end of period	$817,344	$980,726
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our global targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
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
Risks and Uncertainties
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the continuing impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2022, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2022	December 31, 2021
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$986,278	$1,106,225
Contract assets, short-term (included in Prepaid expenses and other current assets)	169,653	69,351
Contract assets, long-term (included in Other assets)	2,086	29,323
Contract liabilities, short-term (Deferred revenue)	243,734	167,071
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	58	31,832
Revenue recognized for the six months ended June 30, 2022 and 2021 relating to the contract liability at December 31, 2021 and 2020 was $45.7 million and $17.7 million, respectively.
Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	43,192	42,481	42,987	42,207
Effect of dilution:
Stock options	—	—	—	6
Restricted stock units	487	901	710	1,064
Diluted weighted average common shares outstanding	43,679	43,382	43,697	43,277
As of June 30, 2022 and June 30, 2021, 0.8 million and 0.3 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Impairment and Other Charges
There were no impairment and other charges for the three and six months ended June 30, 2022.
Impairment and other charges for the three and six months ended June 30, 2021 were $142.9 million and $159.0 million, respectively.
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The Settlement Agreement provided for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million during the second quarter of 2021, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount was net of $57.0 million of ordinary course accrued participations.
In March 2021, the Company completed a spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of the Company's obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.1 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings, LLC ("25/7 Media") following the spin-off.
Note 5. Restructuring and Other Related Charges
There were no restructuring and other related charges for the three and six months ended June 30, 2022.
Restructuring and other related charges of $0.2 million and $8.8 million for the three and six months ended June 30, 2021, respectively, consisted of $0.2 million and $4.3 million of severance costs associated with the restructuring plan announced in November 2020 for the three and six months ended June 30, 2021, respectively, and $4.5 million at AMCNI related to the termination of distribution in certain international territories for the six months ended June 30, 2021.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Domestic Operations	$216	$2,643
International and Other	(17)	4,473
Corporate / Inter-segment eliminations	(44)	1,664
Total restructuring and other related charges	$155	$8,780

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$219,611	$301,862	$521,473
In-production and in-development	105,010	311,768	416,778
Total owned original program rights, net	$324,621	$613,630	$938,251

Licensed program rights, net:
Licensed film and acquired series	$4,932	$597,137	$602,069
Licensed originals	83,794	208,111	291,905
Advances and content versioning costs	—	123,468	123,468
Total licensed program rights, net	88,726	928,716	1,017,442
Program rights, net	$413,347	$1,542,346	$1,955,693

Current portion of program rights, net			$13,794
Program rights, net (long-term)			1,941,899
			$1,955,693

	December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$185,228	$127,470	$312,698
In-production and in-development	161,881	264,927	426,808
Total owned original program rights, net	$347,109	$392,397	$739,506

Licensed program rights, net:
Licensed film and acquired series	$7,005	$620,935	$627,940
Licensed originals	61,923	148,063	209,986
Advances and content versioning costs	57,278	107,196	164,474
Total licensed program rights, net	126,206	876,194	1,002,400
Program rights, net	$473,315	$1,268,591	$1,741,906

Current portion of program rights, net			$10,068
Program rights, net (long-term)			1,731,838
			$1,741,906

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$44,504	$30,381	$74,885	$94,344	$47,316	$141,660
Licensed program rights	9,633	119,520	129,153	17,241	237,989	255,230
Program rights amortization	$54,137	$149,901	$204,038	$111,585	$285,305	$396,890

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$50,921	$7,571	$58,492	$84,827	$12,137	$96,964
Licensed program rights	20,865	103,004	123,869	45,885	190,499	236,384
Program rights amortization	$71,786	$110,575	$182,361	$130,712	$202,636	$333,348
The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If it is determined that film or other program rights have limited, or no, future programming usefulness, the useful life is updated, which generally results in a write-off of the unamortized cost to technical and operating expenses in the consolidated statements of income. There were no significant program rights write-offs included in technical and operating expense for the three and six months ended June 30, 2022 or 2021.
Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $83.0 million and $93.7 million at June 30, 2022 and December 31, 2021, respectively.
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
In April 2022, the Company sold its interest in a marketable equity security for $9.9 million. The Company recognized a loss of $0.2 million and a gain of $4.1 million on marketable equity securities for the three and six months ended June 30, 2022, respectively. There were losses of $2.4 million and $7.8 million on marketable equity securities for the three and six months ended June 30, 2021, respectively. There were no investments in marketable equity securities at June 30, 2022 and $5.8 million of investments in marketable equity securities at December 31, 2021.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. Investments in non-marketable equity securities were $37.7 million at June 30, 2022 and December 31, 2021. The changes in value, if any, are recorded in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2021	$353,470	$355,874	$709,344
Purchase accounting adjustments	(1,086)	—	(1,086)
Amortization of "second component" goodwill	(672)	—	(672)
Foreign currency translation	—	(23,350)	(23,350)
June 30, 2022	$351,712	$332,524	$684,236
As of June 30, 2022 and December 31, 2021, accumulated impairment charges in the International and Other segment totaled $123.1 million.
The purchase accounting adjustments of $1.1 million to the carrying amount of goodwill in Domestic Operations relate to the acquisition of Sentai Holdings, a global supplier of anime content, including its anime-focused HIDIVE subscription streaming service, for which the allocation of goodwill is preliminary and is based on current estimates and currently available information, and is subject to revision based on final allocation of the purchase price to identifiable assets and liabilities acquired.
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
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2022
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$634,476	$(358,987)	$275,489	6 to 25 years
Advertiser relationships	46,282	(32,339)	13,943	11 years
Trade names and other amortizable intangible assets	108,246	(43,230)	65,016	3 to 20 years
Total amortizable intangible assets	789,004	(434,556)	354,448
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$808,904	$(434,556)	$374,348

(In thousands)	December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$649,543	$(354,673)	$294,870
Advertiser relationships	46,282	(30,235)	16,047
Trade names and other amortizable intangible assets	111,151	(42,534)	68,617
Total amortizable intangible assets	806,976	(427,442)	379,534
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$826,876	$(427,442)	$399,434

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Aggregate amortization expense for amortizable intangible assets for the three months ended June 30, 2022 and 2021 was $10.4 million and $9.4 million, respectively, and for the six months ended June 30, 2022 and 2021 was $21.0 million and $18.9 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2022	$41,600
2023	41,428
2024	41,345
2025	39,654
2026	35,152

Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Employee related costs	91,101	$128,388
Participations and residuals	128,496	133,988
Interest	36,950	36,922
Other accrued expenses	42,260	41,109
Total accrued liabilities	$298,807	$340,407

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2022	December 31, 2021
Senior Secured Credit Facility: (a)
Term Loan A Facility	$658,125	$675,000
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,858,125	2,875,000
Unamortized discount	(20,979)	(23,167)
Unamortized deferred financing costs	(11,723)	(13,363)
Long-term debt, net	2,825,423	2,838,470
Current portion of long-term debt	33,750	33,750
Noncurrent portion of long-term debt	$2,791,673	$2,804,720
(a)The Company's $500 million revolving credit facility remains undrawn at June 30, 2022. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the six months ended June 30, 2022, the Company repaid a total of $16.9 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$111,673	$125,866
Finance	Property and equipment, net	11,531	12,080
Total lease assets		$123,204	$137,946
Liabilities
Current:
Operating	Current portion of lease obligations	$33,336	$32,929
Finance	Current portion of lease obligations	3,740	3,667
		$37,076	$36,596
Noncurrent:
Operating	Lease obligations	$111,213	128,319
Finance	Lease obligations	21,335	23,520
		132,548	$151,839

Total lease liabilities		$169,624	$188,435

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2022:
Assets
Cash equivalents	$80,013	$—	$—	$80,013
Foreign currency derivatives	—	366	—	366
Liabilities
Foreign currency derivatives	—	8,313	—	8,313

At December 31, 2021:
Assets
Marketable securities	$5,771	$—	$—	$5,771
Foreign currency derivatives	—	196	—	196
Liabilities
Foreign currency derivatives	—	5,911	—	5,911
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
At June 30, 2022 and December 31, 2021, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$649,033	$651,544
5.00% Notes due April 2024	398,179	387,500
4.75% Notes due August 2025	793,119	740,000
4.25% Notes due February 2029	985,092	805,000
	$2,825,423	$2,584,044

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$664,581	$670,781
5.00% Notes due April 2024	397,693	403,500
4.75% Notes due August 2025	792,098	818,000
4.25% Notes due February 2029	984,098	997,500
	$2,838,470	$2,889,781
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$272	$180
Foreign currency derivatives	Other assets	94	16
Liabilities:
Foreign currency derivatives	Accrued liabilities	$3,106	$1,686
Foreign currency derivatives	Other liabilities	5,207	4,225

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency derivatives	Miscellaneous, net	$(3,204)	$(149)	$(3,761)	$(95)

Note 14. Income Taxes
For the three and six months ended June 30, 2022, income tax expense was $33.0 million and $74.7 million, respectively, representing an effective tax rate of 27% for both periods. The items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2022 primarily consist of state and local income tax expense and tax expense for an increase in the valuation allowance for foreign taxes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
For the three and six months ended June 30, 2021, income tax expense was $11.3 million and $37.2 million, respectively, representing an effective tax rate of 21% for both periods, which was equal to the federal statutory rate. The effective tax rate for the three months ended June 30, 2021 was impacted by state and local income tax expense and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax, partially offset by a tax benefit from foreign operations. The effective tax rate for the six months ended June 30, 2021 was impacted by a discrete tax benefit for excess tax benefits related to stock compensation, partially offset by state and local income tax expense.
At June 30, 2022, the Company had foreign tax credit carry forwards of approximately $42.9 million, expiring on various dates from 2022 through 2032. These carryforwards have been reduced by a valuation allowance of $42.9 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2022, $0.5 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of June 30, 2022, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $76.5 million, as compared to December 31, 2021, to $986.9 million. The decrease primarily relates to payments for program rights.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. A trial of the two remaining claims is currently scheduled for January 2023. The Company believes the two remaining claims in the case for breach of contract are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In June 2022, AMC Networks granted 51,044 restricted stock units ("RSUs") under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In March 2022, AMC Networks granted 628,508 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period.
During the three months ended June 30, 2022, 1,270 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 441 RSUs were surrendered to the Company to cover the required

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
statutory tax withholding obligations and 829 RSU new shares of AMC Networks Class A Common Stock were issued. During the six months ended June 30, 2022, 616,091 RSUs and 344,157 performance restricted stock units ("PRSUs") of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 262,386 RSUs and 155,103 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 353,705 RSU and 189,054 PRSU new shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. All units surrendered during the six months ended June 30, 2022 had an aggregate value of $20.3 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2022.
Share-based compensation expenses included in selling, general and administrative expenses were $8.7 million and $16.8 million for the three and six months ended June 30, 2022, respectively and $16.3 million and $29.7 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, there was $35.3 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.
Note 17. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the six months ended June 30, 2022 and 2021:

(In thousands)	Six Months Ended June 30, 2022
December 31, 2021	$283,849
Net earnings	8,528
Distributions	(22,180)
Other	529
June 30, 2022	$270,726

(In thousands)	Six Months Ended June 30, 2021
December 31, 2020	$315,649
Net earnings	10,139
Distributions	(10,351)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
June 30, 2021	$289,030
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

Non-redeemable Noncontrolling Interests
In April 2022, 25/7 Media entered into a purchase agreement to acquire the remaining 50% interest of a consolidated subsidiary. Under the terms of the agreement, 25/7 Media agreed to pay up to $7.1 million, of which $2.5 million was paid in cash upon closing and an additional $4.6 million represents an earn-out that is contingent on the subsidiary exceeding specified profitability targets. As of June 30, 2022, the estimated fair value of the purchase price, based on the weighted average probability of such profitability targets being met, was $4.4 million (net of tax of $0.9 million). The carrying amount of the noncontrolling interest was eliminated and the excess of consideration transferred was recorded as additional-paid-in capital in the condensed consolidated statement of stockholders' equity.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Related Party Transactions
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.5 million for the six months ended June 30, 2022 and 2021. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
As disclosed in Note 20 of the Company’s 2021 Annual Report on Form 10-K, from time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, a director of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement").
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services are $10.5 million payable in five installments with the first payment due upon execution of the agreement. The initial term of the Statement of Work is August 1, 2022 to December 31, 2022, which term is automatically extended to June 30, 2023 unless terminated by either party on 30 days’ notice prior to December 31, 2022.
Under the Statement of Work, 605, LLC will engage in a strategic, research, market, business and financial assessment of the Company and its business partnering with the Company’s management team with a goal of accelerating transition to direct consumer-facing distribution platforms (including subscription streaming, ad-supported streaming, AVOD/FAST, and global streaming expansion). 605, LLC will utilize their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services to be provided by 605, LLC are situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2022	2021
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$6,002	$1,758
Contingent consideration for purchase of noncontrolling interests	2,806	—
Supplemental Data:
Cash interest paid	58,539	54,207
Income taxes paid, net	33,793	45,058

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$347,024	$56,702	$—	$403,726
Content licensing and other	72,426	47,335	(8,848)	110,913
Distribution and other	419,450	104,037	(8,848)	514,639
Advertising	201,652	21,734	—	223,386
Consolidated revenues, net	$621,102	$125,771	$(8,848)	$738,025
Operating income (loss)	$188,812	$14,087	$(49,696)	$153,203
Share-based compensation expenses	3,172	467	5,044	8,683
Depreciation and amortization	13,439	4,633	9,159	27,231
Cloud computing amortization	5	—	2,359	2,364
Majority-owned equity investees AOI	4,061	—	—	4,061
Adjusted operating income (loss)	$209,489	$19,187	$(33,134)	$195,542

(In thousands)	Three Months Ended June 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$343,056	$62,924	$—	405,980
Content licensing and other	83,677	49,386	(5,900)	127,163
Distribution and other	426,733	112,310	(5,900)	533,143
Advertising	212,282	25,967	—	238,249
Consolidated revenues, net	$639,015	$138,277	$(5,900)	$771,392
Operating income (loss)	$88,116	$19,963	$(39,823)	68,256
Share-based compensation expenses	7,292	913	8,057	16,262
Depreciation and amortization	11,716	4,328	6,560	22,604
Impairment charges	143,000	(82)	—	142,918
Restructuring and other related charges	216	(17)	(44)	155
Cloud computing amortization	—	—	642	642
Majority-owned equity investees AOI	(200)	—	—	(200)
Adjusted operating income (loss)	$250,140	$25,105	$(24,608)	$250,637

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$690,772	$117,114	$—	$807,886
Content licensing and other	133,680	74,389	(12,085)	195,984
Distribution and other	824,452	191,503	(12,085)	1,003,870
Advertising	402,193	44,119	—	446,312
Consolidated revenues, net	$1,226,645	$235,622	$(12,085)	$1,450,182
Operating income (loss)	$387,334	$31,442	$(90,896)	$327,880
Share-based compensation expenses	6,845	1,221	8,746	16,812
Depreciation and amortization	25,575	9,536	14,710	49,821
Cloud computing amortization	12	—	3,259	3,271
Majority-owned equity investees AOI	8,942	—	—	8,942
Adjusted operating income (loss)	$428,708	$42,199	$(64,181)	$406,726

(In thousands)	Six Months Ended June 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$661,888	$125,952	$—	$787,840
Content licensing and other	139,672	85,954	(9,295)	216,331
Distribution and other	801,560	$211,906	(9,295)	$1,004,171
Advertising	411,424	47,538	—	458,962
Consolidated revenues, net	$1,212,984	$259,444	$(9,295)	$1,463,133
Operating income (loss)	$304,575	$16,801	$(83,412)	$237,964
Share-based compensation expenses	12,931	2,144	14,633	29,708
Depreciation and amortization	25,089	9,277	13,484	47,850
Impairment and other charges	143,000	15,973	—	158,973
Restructuring and other related charges	2,643	4,473	1,664	8,780
Cloud computing amortization	—	—	906	906
Majority-owned equity investees AOI	4,435	—	—	4,435
Adjusted operating income (loss)	$492,673	$48,668	$(52,725)	$488,616
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Inter-segment revenues
Domestic Operations	$(7,442)	$(6,256)	$(10,444)	$(6,926)
International and Other	(1,406)	356	(1,641)	(2,369)
	$(8,848)	$(5,900)	$(12,085)	$(9,295)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
United States	$600,226	$612,326	$1,191,434	$1,189,474
Europe	97,146	119,555	180,071	201,591
Other	40,653	39,511	78,677	72,068
	$738,025	$771,392	$1,450,182	$1,463,133

The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2022	December 31, 2021
Property and equipment, net
United States	$200,586	$210,252
Europe	12,242	14,510
Other	1,112	1,029
	$213,940	$225,791

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2022, as well as an analysis of our cash flows for the six months ended June 30, 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2022 as compared to December 31, 2021.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2021.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net
Domestic Operations	$621,102	$639,015	$1,226,645	$1,212,984
International and Other	125,771	138,277	235,622	259,444
Inter-segment Eliminations	(8,848)	(5,900)	(12,085)	(9,295)
	$738,025	$771,392	$1,450,182	$1,463,133
Operating Income (Loss)
Domestic Operations	$188,812	$88,116	$387,334	$304,575
International and Other	14,087	19,963	31,442	16,801
Corporate / Inter-segment Eliminations	(49,696)	(39,823)	(90,896)	(83,412)
	$153,203	$68,256	$327,880	$237,964
Adjusted Operating Income (Loss)
Domestic Operations	$209,489	$250,140	$428,708	$492,673
International and Other	19,187	25,105	42,199	48,668
Corporate / Inter-segment Eliminations	(33,134)	(24,608)	(64,181)	(52,725)
	$195,542	$250,637	$406,726	$488,616

1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 34 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of our global targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
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
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We will continue to increase our investment in original programming. There may be significant changes in the level of our technical and operating expenses due to the amortization of content acquisition and/or original programming costs. Program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern and, to a lesser extent, program rights that are monetized individually are amortized based on the individual-film-forecast-computation method.
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

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the six months ended June 30, 2022, distribution revenues represented 81% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors or consumers to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
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
Impact of COVID-19 on Our Business
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the continuing impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.

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
Three and Six Months Ended June 30, 2022 and 2021
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$403,726	$405,980	(0.6)%	$807,886	$787,840	2.5%
Content licensing and other	110,913	127,163	(12.8)%	195,984	216,331	(9.4)%
Distribution and other	514,639	533,143	(3.5)%	1,003,870	1,004,171	—%
Advertising	223,386	238,249	(6.2)%	446,312	458,962	(2.8)%
Total revenues, net	738,025	771,392	(4.3)%	1,450,182	1,463,133	(0.9)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	325,772	338,841	(3.9)%	610,009	619,413	(1.5)%
Selling, general and administrative	231,819	198,618	16.7%	462,472	390,153	18.5%
Depreciation and amortization	27,231	22,604	20.5%	49,821	47,850	4.1%
Impairment and other charges	—	142,918	(100.0)%	—	158,973	(100.0)%
Restructuring and other related charges	—	155	(100.0)%	—	8,780	(100.0)%
Total operating expenses	584,822	703,136	(16.8)%	1,122,302	1,225,169	(8.4)%
Operating income	153,203	68,256	124.5%	327,880	237,964	37.8%
Other income (expense):
Interest expense, net	(29,513)	(28,511)	3.5%	(57,850)	(60,911)	(5.0)%
Loss on extinguishment of debt	—	—	—	—	(22,074)	(100.0)%
Miscellaneous, net	(742)	14,174	(105.2)%	5,086	19,580	(74.0)%
Total other expense	(30,255)	(14,337)	111.0%	(52,764)	(63,405)	(16.8)%
Income from operations before income taxes	122,948	53,919	128.0%	275,116	174,559	57.6%
Income tax expense	(33,028)	(11,321)	191.7%	(74,662)	(37,236)	100.5%
Net income including noncontrolling interests	89,920	42,598	111.1%	200,454	137,323	46.0%
Net income attributable to noncontrolling interests	(6,491)	(6,713)	(3.3)%	(12,837)	(14,417)	(11.0)%
Net income attributable to AMC Networks' stockholders	$83,429	$35,885	132.5%	$187,617	$122,906	52.7%
Revenues
Three months ended June 30, 2022 vs. 2021
Subscription revenues increased 1.2% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 5.5% in our Domestic Operations segment. Subscription revenues decreased 9.9% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI. Subscription revenues may vary from quarter to quarter based on the impact of renewals of affiliation agreements and the level of subscribers to our services.
Content licensing and other revenues decreased 13.4% in our Domestic Operations segment primarily due to the expected timing of deliveries in the period. Content licensing and other revenues decreased 4.2% in our International and Other segment primarily due to the timing of productions at 25/7 Media. Content licensing revenues vary from quarter to quarter based on the timing of availability of our programming to distributors.
Advertising revenues decreased 5.0% in our Domestic Operations segment primarily due to lower linear ratings, partially offset by digital growth. Advertising revenues decreased 16.3% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen.
Six months ended June 30, 2022 vs. 2021
Subscription revenues increased 4.4% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 6.6% in our Domestic Operations segment. Subscription revenues decreased 7.0% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased 4.3% in our Domestic Operations segment primarily due to the expected timing of deliveries in the period. Content licensing and other revenues decreased 13.5% in our International and Other segment primarily due to the timing of productions at 25/7 Media.
Advertising revenues decreased 2.2% in our Domestic Operations segment primarily due to lower linear ratings. Advertising revenues decreased 7.2% in our International and Other segment, primarily due to the unfavorable impact of foreign currency translation and lower linear ratings.
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
Three months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased 5.5% in our Domestic Operations segment primarily due a decrease in other direct programming costs, partially offset by an increase in program rights amortization. Technical and operating expenses (excluding depreciation and amortization) increased 2.6% in our International and Other segment primarily due to an increase in other direct programming costs at AMCNI, partially offset by a decrease due to the timing of productions at 25/7 Media.
There may be significant changes in the level of our technical and operating expenses from quarter to quarter and year to year due to original programming costs and/or content acquisition costs. As additional competition for programming increases, costs for content acquisition and original programming may increase.
Six months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) increased 0.3% in our Domestic Operations segment primarily due to an increase in program rights amortization attributable to an increase in the number of original programs, partially offset by a decrease in other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) decreased 9.8% in our International and Other segment primarily due to lower program rights amortization at AMCNI and the timing of productions at 25/7 Media.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Three months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (including share-based compensation expenses) increased 29.5% in our Domestic Operations segment primarily due to higher strategic marketing and subscriber acquisition expenses related to our streaming services and linear networks, and decreased 22.2% in our International and other segment primarily due to lower selling expenses and the favorable impact of foreign currency translation.

Six months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (including share-based compensation expenses) increased 29.0% in our Domestic Operations segment primarily due to higher strategic marketing and subscriber acquisition expenses related to our streaming services and linear networks, and decreased 5.7% in our International and other segment primarily related to the favorable impact of foreign currency translation and a decrease in administrative expenses at 25/7 Media.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three months ended June 30, 2022 vs. 2021
Depreciation and amortization expense increased in Corporate and our Domestic Operations segment due to higher depreciation of equipment and in our Domestic Operations segment due to the amortization of finite-lived intangible assets acquired in connection with the acquisition of Sentai Holdings in the fourth quarter of 2021.
Six months ended June 30, 2022 vs. 2021
Depreciation and amortization expense increased primarily in our Domestic Operations segment due to the amortization of finite-lived intangible assets acquired in connection with the acquisition of Sentai Holdings in the fourth quarter of 2021.
Impairment and other charges
There were no impairment and other charges for the three and six months ended June 30, 2022.
Impairment and other charges for the three and six months ended June 30, 2021 were $142.9 million and $159.0 million, respectively.
On July 16, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Frank Darabont, Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (together, the "Plaintiffs") in actions brought in connection with Frank Darabont’s rendering services as a writer, director and producer of the television series entitled The Walking Dead. The Settlement Agreement provided for a cash payment of $200 million (the “Settlement Payment”) to the Plaintiffs and future revenue sharing related to certain future streaming exhibition of The Walking Dead and Fear The Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $143.0 million in the second quarter of 2021, included in Impairment and other charges in consideration for the extinguishment of Plaintiffs’ rights to any compensation in connection with The Walking Dead and any related programs and the dismissal of the actions with prejudice, which amount is net of $57.0 million of ordinary course accrued participations.
The remaining $16.1 million for the six months ended June 30, 2021 related to the Company's March 2021 spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of our obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.1 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings LLC ("25/7 Media") following the spin-off.
Restructuring and other related charges
There were no restructuring and other related charges for the three and six months ended June 30, 2022.
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
Operating income
Three months ended June 30, 2022 vs. 2021
The increase in operating income was primarily attributable to decreases in impairment and other charges of $142.9 million and technical and operating expenses of $13.1 million, partially offset by a decrease in revenues of $33.4 million and an increase in selling, general and administrative expenses of $33.2 million.

Six months ended June 30, 2022 vs. 2021
The increase in operating income was primarily attributable to decreases in impairment and other charges, technical and operating expenses, and restructuring and other related charges of $159.0 million, $9.4 million and $8.8 million, respectively, partially offset by increases in selling, general and administrative expenses of $72.3 million and a decrease in revenues of $13.0 million.
Interest expense, net
Three months ended June 30, 2022 vs. 2021
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility.
Six months ended June 30, 2022 vs. 2021
The decrease in interest expense, net was primarily due to lower average daily balances and the refinancing of a portion of our outstanding Senior Notes at a lower interest rate in the first six months of 2021, partially offset by higher interest rates on our Term Loan A Facility.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three and six months ended June 30, 2022.
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
Miscellaneous, net
Three months ended June 30, 2022 vs. 2021
The decrease in miscellaneous, net was primarily related to the impact of a $12.3 million gain recorded in the prior period in connection with the Company's acquisition of the remaining 50% interest in an equity method investment. The remaining decrease primarily relates to the impact of lower net gains from the sale of certain marketable equity securities, partially offset by a favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity.
Six months ended June 30, 2022 vs. 2021
The decrease in miscellaneous, net was primarily related to the impact of a $12.3 million gain recorded in the prior year in connection with the Company's acquisition of the remaining 50% interest in an equity method investment. The remaining decrease primarily relates to an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, partially offset by the impact of higher net gains from the sale of certain marketable equity securities.
Income tax expense
For the three months ended June 30, 2022, income tax expense was $33.0 million representing an effective tax rate of 27%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense for an increase in the valuation allowance for foreign taxes. For the three months ended June 30, 2021, income tax expense was $11.3 million representing an effective tax rate of 21%, which was equal to the federal statutory rate. The effective tax rate was impacted by state and local income tax expense and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax, partially offset by a tax benefit from foreign operations.
For the six months ended June 30, 2022, income tax expense was $74.7 million representing an effective tax rate of 27%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense for an increase in the valuation allowance for foreign taxes. For the six months ended June 30, 2021, income tax expense was $37.2 million representing an effective tax rate of 21%, which was equal to the federal statutory rate. The effective tax rate was impacted by a discrete tax benefit for excess tax benefits related to stock compensation, partially offset by state and local income tax expense.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$347,024	$343,056	1.2%	$690,772	$661,888	4.4%
Content licensing and other	72,426	83,677	(13.4)	133,680	139,672	(4.3)
Distribution and other	419,450	426,733	(1.7)	824,452	801,560	2.9
Advertising	201,652	212,282	(5.0)	402,193	411,424	(2.2)
Total revenues, net	621,102	639,015	(2.8)	1,226,645	1,212,984	1.1
Technical and operating (excluding depreciation and amortization)(1)	(253,699)	(268,399)	(5.5)	(481,806)	(480,360)	0.3
Selling, general and administrative(2)	(161,975)	(120,276)	34.7	(325,073)	(244,386)	33.0
Majority-owned equity investees AOI	4,061	(200)	n/m	8,942	4,435	101.6
Segment adjusted operating income	$209,489	$250,140	(16.3)%	$428,708	$492,673	(13.0)%
(1) Technical and operating excludes cloud computing amortization
(2) Selling, general and administrative excludes share-based compensation expenses
Revenues
Three months ended June 30, 2022 vs. 2021
Subscription revenues increased primarily due to a 19.7% increase in streaming revenues driven by an increase in subscribers to our streaming services, partially offset by a mid single-digit decline in affiliate revenue. Affiliate revenue decreased due to declines in the linear subscriber universe, partially offset by contractual rate increases. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 5.5%, including an increase in streaming revenues of 35.7%. Aggregate paid subscribers2 to our streaming services increased 46% to 10.8 million at June 30, 2022 compared to June 30, 2021.
Content licensing and other revenues decreased primarily due to the expected timing of deliveries in the period.
Advertising revenues decreased primarily due to lower linear ratings, partially offset by higher year-over-year AMC original programming impressions, pricing and digital growth.
Six months ended June 30, 2022 vs. 2021
Subscription revenues increased primarily due to a 29.5% increase in streaming revenues driven by an increase in subscribers to our streaming services, partially offset by a mid single-digit decline in affiliate revenue. Affiliate revenue decreased due to declines in the linear subscriber universe, partially offset by contractual rate increases. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 6.6%, including an increase in streaming revenues of 38.8%.
Content licensing and other revenues decreased primarily due to the expected timing of deliveries in the period.
Advertising revenues decreased primarily due to lower linear ratings, partially offset by higher pricing and digital growth.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services, and includes an estimate of subscribers converting to paying status in the subsequent period based on historical conversion percentages.

Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in other direct programming costs, partially offset by an increase in program rights amortization.
Six months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to an increase in program rights amortization mainly attributable to an increase in the number of original programs, partially offset by a decrease in other direct programming costs.
Selling, general and administrative expenses
Three months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) increased primarily due to higher strategic marketing and subscriber acquisition expenses related to our streaming services and linear networks.
Six months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) increased primarily due to higher strategic marketing and subscriber acquisition expenses related to our streaming services and linear networks, as well as higher employee related costs.
Segment adjusted operating income
Three months ended June 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to an increase in selling, general and administrative expenses of $41.7 million and a decrease in revenues, net of $17.9 million, partially offset by a decrease in technical and operating expenses of $14.7 million.
Six months ended June 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to an increase in selling, general and administrative expenses of $80.7 million, partially offset by an increase in revenues, net of $13.7 million.
International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$56,702	$62,924	(9.9)%	$117,114	$125,952	(7.0)%
Content licensing and other	47,335	49,386	(4.2)	74,389	85,954	(13.5)
Distribution and other	104,037	112,310	(7.4)	191,503	211,906	(9.6)
Advertising	21,734	25,967	(16.3)	44,119	47,538	(7.2)
Total revenues, net	125,771	138,277	(9.0)	235,622	259,444	(9.2)
Technical and operating (excluding depreciation and amortization)	(75,701)	(73,795)	2.6	(135,396)	(150,104)	(9.8)
Selling, general and administrative(1)	(30,883)	(39,377)	(21.6)	(58,027)	(60,672)	(4.4)
Segment adjusted operating income	$19,187	$25,105	(23.6)%	$42,199	$48,668	(13.3)%
(1) Selling, general and administrative excludes share-based compensation expenses
Revenues
Three months ended June 30, 2022 vs. 2021
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to timing of productions at 25/7 Media.
Advertising revenues decreased primarily due to the unfavorable impact of foreign currency translation.

Six months ended June 30, 2022 vs. 2021
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to timing of productions at 25/7 Media.
Advertising revenues decreased primarily due to the unfavorable impact of foreign currency translation and lower ratings at AMCNI.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) increased due to an increase in other direct programming costs at AMCNI, partially offset by the favorable impact of foreign currency translation, and a decrease due to the timing of productions at 25/7 Media.
Six months ended June 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased due to the favorable impact of foreign currency translation and lower program rights amortization at AMCNI, as well as due to the timing of productions at 25/7 Media.
Selling, general and administrative expenses
Three months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) decreased primarily related to lower selling expenses and the favorable impact of foreign currency translation at AMCNI.
Six months ended June 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) decreased primarily related to the favorable impact of foreign currency translation at AMCNI and a decrease in administrative expenses at 25/7 Media related to the March 2021 spin off of the comedy venues.
Segment adjusted operating income
Three months ended June 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $12.5 million and an increase in technical and operating expenses of $1.9 million, partially offset by a decrease in selling, general and administrative expenses of $8.5 million.
Six months ended June 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $23.8 million, partially offset by decreases in technical and operating expenses of $14.7 million and selling, general and administrative expenses of $2.6 million.
Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:	(8,848)	(5,900)	50.0%	(12,085)	(9,295)	30.0%
Technical and operating (excluding depreciation and amortization)(1)	3,811	3,353	13.7%	7,383	11,051	(33.2)
Selling, general and administrative(2)	(28,097)	(22,061)	27.4%	(59,479)	(54,481)	9.2
Segment adjusted operating income	$(33,134)	$(24,608)	34.6%	$(64,181)	$(52,725)	21.7%
(1) Technical and operating excludes cloud computing amortization
(2) Selling, general and administrative excludes share-based compensation expenses and cloud computing amortization
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
Selling, general and administrative expenses for the three and six months ended June 30, 2022 compared to 2021 increased primarily due to expenses associated with technology investments.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended June 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$188,812	$14,087	$(49,696)	$153,203
Share-based compensation expenses	3,172	467	5,044	8,683
Depreciation and amortization	13,439	4,633	9,159	27,231
Cloud computing amortization	5	—	2,359	2,364
Majority owned equity investees AOI	4,061	—	—	4,061
Adjusted operating income (loss)	$209,489	$19,187	$(33,134)	$195,542

	Three Months Ended June 30, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$88,116	$19,963	$(39,823)	$68,256
Share-based compensation expenses	7,292	913	8,057	16,262
Depreciation and amortization	11,716	4,328	6,560	22,604
Restructuring and other related charges	216	(17)	(44)	155
Impairment and other charges	143,000	(82)	—	142,918
Cloud computing amortization	—	—	642	642
Majority owned equity investees AOI	(200)	—	—	(200)
Adjusted operating income (loss)	$250,140	$25,105	$(24,608)	$250,637

	Six Months Ended June 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$387,334	$31,442	$(90,896)	$327,880
Share-based compensation expenses	6,845	1,221	8,746	16,812
Depreciation and amortization	25,575	9,536	14,710	49,821
Cloud computing amortization	12	—	3,259	3,271
Majority owned equity investees AOI	8,942	—	—	8,942
Adjusted operating income (loss)	$428,708	$42,199	$(64,181)	$406,726

	Six Months Ended June 30, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$304,575	$16,801	$(83,412)	$237,964
Share-based compensation expenses	12,931	2,144	14,633	29,708
Depreciation and amortization	25,089	9,277	13,484	47,850
Restructuring and other related charges	2,643	4,473	1,664	8,780
Impairment and other charges	143,000	15,973	—	158,973
Cloud computing amortization	—	—	906	906
Majority owned equity investees AOI	4,435	—	—	4,435
Adjusted operating income (loss)	$492,673	$48,668	$(52,725)	$488,616

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

Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2022, we did not repurchase any of our Class A common stock. As of June 30, 2022, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing.
As of June 30, 2022, our consolidated cash and cash equivalents balance of $817.3 million includes approximately $290.9 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at June 30, 2022. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2022.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$17,174	$131,167
Cash (used in) provided by investing activities	(9,929)	42,000
Cash used in financing activities	(66,486)	(64,226)
Net (decrease) increase in cash and cash equivalents from operations	$(59,241)	$108,941
Operating Activities
Net cash provided by operating activities amounted to $17.2 million for the six months ended June 30, 2022 as compared to $131.2 million for the six months ended June 30, 2021. Net cash provided by operating activities for the six months ended June 30, 2022 primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $710.4 million, a decrease in accounts receivable, trade of $58.4 million, and an increase in deferred revenue of $44.9 million, partially offset by payments for program rights of $667.5 million and a decrease in accounts payable, accrued liabilities and other liabilities of $68.7 million primarily related to lower employee related, and participations and residuals liabilities, as well as an increase in prepaid expenses and other assets of $50.9 million. Changes in all other assets and liabilities resulted in a net cash outflow of $9.5 million.

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
Investing Activities
Net cash (used in) provided by investing activities for the six months ended June 30, 2022 and 2021 was $(9.9) million and $42.0 million, respectively. For the six months ended June 30, 2022, net cash used in investing activities included capital expenditures of $21.6 million, partially offset by proceeds from the sale of a marketable equity security of $9.9 million and a return of capital from investees of $1.8 million. For the six months ended June 30, 2021, cash provided by investing activities included proceeds received from the sale of an investment of $95.4 million and the collection of a loan for $20.0 million, partially offset by the acquisition of equity securities of $28.4 million, payments for the acquisition of a business of $19.1 million, and capital expenditures of $18.8 million. All other changes in investing activities resulted in an decrease of $7.1 million.
Financing Activities
Net cash used in financing activities amounted to $66.5 million for the six months ended June 30, 2022 and consisted of distributions to noncontrolling interests of $25.1 million, taxes paid in lieu of shares issued for equity-based compensation of $20.3 million, principal payments on long-term debt of $16.9 million, purchase of noncontrolling interests of $2.5 million and payments on finance leases of $1.7 million.
Net cash used in financing activities amounted to $64.2 million for the six months ended June 30, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $32.3 million, distributions to noncontrolling interests of $11.9 million, and payments on finance leases of $2.0 million, partially offset by proceeds from the exercise of stock options of $9.8 million and contributions from noncontrolling interests of $2.7 million.
Contractual Obligations
As of June 30, 2022, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $76.5 million, as compared to December 31, 2021, to $986.9 million. The decrease primarily relates to payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2022 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,020,245	$—	$994,582
Operating expenses	—	743,394	—	796,356
Operating income	$—	$276,851	$—	$198,226
Income before income taxes	$255,211	$321,509	$150,784	$243,001
Net income	187,617	316,942	122,906	238,646

Balance Sheet	June 30, 2022		December 31, 2021
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$135,426	$—	$—
Current assets	5,218	1,450,986	9,991	1,242,724
Non-current assets	4,260,554	3,740,074	4,010,028	3,633,383

Liabilities and equity:
Amounts due to subsidiaries	$128,162	$2,407	$12,797	$5,324
Current liabilities	221,372	770,793	100,969	671,041
Non-current liabilities	3,079,733	296,218	3,067,962	331,860

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2022, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $1.93 billion by approximately $243.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2022 would increase the estimated fair value of our fixed rate debt by approximately $72.6 million to approximately $2.00 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. As of June 30, 2022, we did not have any interest rate swap contracts outstanding.
As of June 30, 2022, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.6 billion is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2022 would increase our annual interest expense by approximately $6.6 million. The interest rate paid on approximately 77% of our debt (excluding finance leases) as of June 30, 2022 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $1.0 million gain and a $0.9 million gain for the three and six months ended June 30, 2022, respectively, and a $3.1 million loss and a $6.4 million gain for the three and six months ended June 30, 2021, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2022, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the six months ended June 30, 2022, the Company did not repurchase any of its Class A common stock. As of June 30, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 5. Other Information
As disclosed in Note 20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, from time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, a director of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement"), which has been incorporated by reference as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services are $10.5 million payable in five installments with the first payment due upon execution of the agreement. The initial term of the Statement of Work is August 1, 2022 to December 31, 2022, which term is automatically extended to June 30, 2023 unless terminated by either party on 30 days’ notice prior to December 31, 2022.
Under the Statement of Work, 605, LLC will engage in a strategic, research, market, business and financial assessment of the Company and its business partnering with the Company’s management team with a goal of accelerating transition to direct consumer-facing distribution platforms (including subscription streaming, ad-supported streaming, AVOD/FAST, and global streaming expansion). 605, LLC will utilize their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services to be provided by 605, LLC are situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Statement of Work for Strategic Analytic Services, dated August 1, 2022, by and between Rainbow Media Holdings LLC and 605 LLC

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 5, 2022	By:	/s/ Christina Spade
Christina Spade
Chief Operating Officer and Chief Financial Officer

Date:	August 5, 2022	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer