Form 10-Q
period 2022-09-30
AMC Networks Inc.
filed 2022-11-04
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 28, 2022:

Class A Common Stock par value $0.01 per share	31,495,577
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$790,930	$892,221
Accounts receivable, trade (less allowance for doubtful accounts of $8,549 and $8,030)	696,143	815,444
Current portion of program rights, net	13,325	10,068
Prepaid expenses and other current assets	414,640	282,453
Total current assets	1,915,038	2,000,186
Property and equipment, net of accumulated depreciation of $328,638 and $286,133	204,689	225,791
Program rights, net	2,109,542	1,731,838
Intangible assets, net	360,184	399,434
Goodwill	666,619	709,344
Deferred tax assets, net	12,661	11,334
Operating lease right-of-use assets	109,301	125,866
Other assets	435,464	545,153
Total assets	$5,813,498	$5,748,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,493	$173,207
Accrued liabilities	309,144	340,407
Current portion of program rights obligations	309,958	307,054
Deferred revenue	265,071	167,071
Current portion of long-term debt	33,750	33,750
Current portion of lease obligations	35,726	36,596
Total current liabilities	1,083,142	1,058,085
Program rights obligations	170,900	218,321
Long-term debt, net	2,785,184	2,804,720
Lease obligations	128,832	151,839
Deferred tax liabilities, net	210,811	163,600
Other liabilities	112,652	165,860
Total liabilities	4,491,521	4,562,425
Commitments and contingencies
Redeemable noncontrolling interests	272,483	283,849
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,077 and 65,485 shares issued and 31,484 and 30,892 shares outstanding, respectively	661	655
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	347,204	347,971
Accumulated earnings	2,370,330	2,098,047
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(295,998)	(175,818)
Total AMC Networks stockholders' equity	1,002,430	851,088
Non-redeemable noncontrolling interests	47,064	51,584
Total stockholders' equity	1,049,494	902,672
Total liabilities and stockholders' equity	$5,813,498	$5,748,946
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$681,843	$810,766	$2,132,025	$2,273,899
Operating expenses:
Technical and operating (excluding depreciation and amortization)	293,459	378,264	903,468	997,677
Selling, general and administrative	207,972	220,011	670,444	610,164
Depreciation and amortization	29,735	23,411	79,556	71,261
Impairment and other charges	—	—	—	158,973
Restructuring and other related charges	—	754	—	9,534
Total operating expenses	531,166	622,440	1,653,468	1,847,609
Operating income	150,677	188,326	478,557	426,290
Other income (expense):
Interest expense	(34,308)	(31,413)	(97,085)	(97,674)
Interest income	3,625	2,264	8,552	7,614
Loss on extinguishment of debt	—	—	—	(22,074)
Miscellaneous, net	(1,546)	54	3,540	19,634
Total other expense	(32,229)	(29,095)	(84,993)	(92,500)
Income from operations before income taxes	118,448	159,231	393,564	333,790
Income tax expense	(28,456)	(40,744)	(103,118)	(77,980)
Net income including noncontrolling interests	89,992	118,487	290,446	255,810
Net income attributable to noncontrolling interests	(5,326)	(7,836)	(18,163)	(22,253)
Net income attributable to AMC Networks' stockholders	$84,666	$110,651	$272,283	$233,557

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.96	$2.60	$6.32	$5.52
Diluted	$1.94	$2.55	$6.23	$5.39

Weighted average common shares:
Basic	43,238	42,506	43,070	42,308
Diluted	43,732	43,440	43,707	43,332
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$89,992	$118,487	$290,446	$255,810
Other comprehensive income (loss):
Foreign currency translation adjustment	(54,896)	(17,933)	(125,229)	(32,282)
Unrealized gain on interest rate swaps	—	620	—	1,828
Other comprehensive income (loss), before income taxes	(54,896)	(17,313)	(125,229)	(30,454)
Income tax expense	—	(146)	—	(430)
Other comprehensive income (loss), net of income taxes	(54,896)	(17,459)	(125,229)	(30,884)
Comprehensive income	35,096	101,028	165,217	224,926
Comprehensive income attributable to noncontrolling interests	(3,136)	(7,109)	(13,114)	(21,318)
Comprehensive income attributable to AMC Networks' stockholders	$31,960	$93,919	$152,103	$203,608
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446
Net income attributable to AMC Networks’ stockholders	—	—	—	84,666	—	—	84,666	—	84,666
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	883	883
Distribution to noncontrolling member	—	—	—	—	—	—	—	(407)	(407)
Other comprehensive income	—	—	—	—	—	(52,706)	(52,706)	(2,190)	(54,896)
Share-based compensation expenses	—	—	7,050	—	—	—	7,050	—	7,050
Net share issuances under employee stock plans	1	—	(1,249)	—	—	—	(1,248)	—	(1,248)
Balance, September 30, 2022	$661	$115	$347,204	$2,370,330	$(1,419,882)	$(295,998)	$1,002,430	$47,064	$1,049,494

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2021	$653	$115	$330,593	$1,970,357	$(1,419,882)	$(148,167)	$733,669	$49,873	$783,542
Net income attributable to AMC Networks’ stockholders	—	—	—	110,651	—	—	110,651	—	110,651
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,856	2,856
Distributions to noncontrolling member	—	—	—	—	—	—	—	(431)	(431)
Other comprehensive income	—	—	—	—	—	(16,732)	(16,732)	(727)	(17,459)
Share-based compensation expenses	—	—	9,455	—	—	—	9,455	—	9,455
Net share issuances under employee stock plans	—	—	(15)	—	—	—	(15)	—	(15)
Balance, September 30, 2021	$653	$115	$340,033	$2,081,008	$(1,419,882)	$(164,899)	$837,028	$51,571	$888,599

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	272,283	—	—	272,283	—	272,283
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	5,192	5,192
Purchase of noncontrolling interests, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,366)	(3,366)
Other comprehensive income (loss)	—	—	—	—	—	(120,180)	(120,180)	(5,049)	(125,229)
Share-based compensation expenses	—	—	23,862	—	—	—	23,862	—	23,862
Net share issuances under employee stock plans	6	—	(21,563)	—	—	—	(21,557)	—	(21,557)
Balance, September 30, 2022	$661	$115	$347,204	$2,370,330	$(1,419,882)	$(295,998)	$1,002,430	$47,064	$1,049,494

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	233,557	—	—	233,557	—	233,557
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	7,134	7,134
Contributions from noncontrolling member	—	—	—	—	—	—	—	709	709
Transfer from redeemable noncontrolling interest	—	—	—			—	—	18,367	18,367
Other comprehensive income (loss)	—	—	—	—	—	(29,949)	(29,949)	(935)	(30,884)
Share-based compensation expenses	—	—	39,163	—	—	—	39,163	—	39,163
Proceeds from the exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Net share issuances under employee stock plans	7	—	(32,350)	—	—	—	(32,343)	—	(32,343)
Balance, September 30, 2021	$653	$115	$340,033	$2,081,008	$(1,419,882)	$(164,899)	$837,028	$51,571	$888,599

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$290,446	$255,810
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	79,556	71,261
Impairment and other charges	—	16,055
Share-based compensation expenses related to equity classified awards	23,862	39,163
Non-cash restructuring and other related charges	—	4,329
Amortization of program rights	610,099	601,640
Amortization of deferred carriage fees	24,747	16,138
Unrealized foreign currency transaction gain	(1,098)	(10,025)
Amortization of deferred financing costs and discounts on indebtedness	5,778	5,820
Loss on extinguishment of debt	—	22,074
Bad debt expense	2,035	4,900
Deferred income taxes	46,292	31,765
Gain on investments	(4,084)	(4,554)
Other, net	(7,854)	(3,429)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	99,711	38,514
Prepaid expenses and other assets	(18,174)	(62,799)
Program rights and obligations, net	(1,065,937)	(967,172)
Income taxes payable	13,181	(5,235)
Deferred revenue	66,822	6,837
Deferred carriage fees, net	(22,285)	(29,207)
Accounts payable, accrued liabilities and other liabilities	(106,506)	12,099
Net cash provided by operating activities	36,591	43,984
Cash flows from investing activities:
Capital expenditures	(33,510)	(29,969)
Return of capital from investees	1,771	—
Payments for acquisition of a business, net of cash acquired	—	(19,072)
Acquisition of investments	(5,002)	(28,397)
Cash paid on distribution of business	—	(7,052)
Loans to investees	(2,456)	—
Principal payment received on loan to investee	720	20,000
Proceeds from sale of investments	9,854	95,370
Net cash provided by (used in) investing activities	(28,623)	30,880
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	986,000
Principal payments on long-term debt	(25,313)	(1,015,000)
Deemed repurchases of restricted stock units	(21,557)	(32,343)
Proceeds from stock option exercises	—	9,795
Principal payments on finance lease obligations	(2,606)	(2,866)
Contributions from noncontrolling interests	—	2,701
Distributions to noncontrolling interests	(28,232)	(14,906)
Purchase of noncontrolling interests	(2,500)	—
Net cash used in financing activities	(80,208)	(66,619)
Net increase (decrease) in cash and cash equivalents from operations	(72,240)	8,245
Effect of exchange rate changes on cash and cash equivalents	(29,051)	(25,804)
Cash and cash equivalents at beginning of period	892,221	888,526
Cash and cash equivalents at end of period	$790,930	$870,967
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
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its subsidiaries in which a controlling financial interest is maintained or variable interest entities ("VIEs") in which the Company has determined it is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2022, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2022	December 31, 2021
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$925,137	$1,106,225
Contract assets, short-term (included in Prepaid expenses and other current assets)	179,443	69,351
Contract assets, long-term (included in Other assets)	3,414	29,323
Contract liabilities, short-term (Deferred revenue)	265,071	167,071
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	673	31,832
Revenue recognized for the nine months ended September 30, 2022 and 2021 relating to the contract liability at December 31, 2021 and 2020 was $63.1 million and $24.4 million, respectively.

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	43,238	42,506	43,070	42,308
Effect of dilution:
Stock options	—	—	—	4
Restricted stock units	494	934	637	1,020
Diluted weighted average common shares outstanding	43,732	43,440	43,707	43,332
As of September 30, 2022 and September 30, 2021, 0.9 million and 0.3 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Impairment and Other Charges
There were no impairment and other charges for the three and nine months ended September 30, 2022 or the three months ended September 30, 2021.
Impairment and other charges for the nine months ended September 30, 2021 were $159.0 million.
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
Note 5. Restructuring and Other Related Charges
There were no restructuring and other related charges for the three and nine months ended September 30, 2022.
Restructuring and other related charges of $0.8 million and $9.5 million for the three and nine months ended September 30, 2021, respectively, consisted of $0.8 million and $5.2 million at AMCNI related to severance costs and the termination of distribution in certain international territories for three and nine months ended September 30, 2021, respectively, and $4.3 million of severance costs associated with the restructuring plan announced in November 2020 for the nine months ended September 30, 2021.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Domestic Operations	$(135)	$2,508
International and Other	800	5,273
Corporate / Inter-segment eliminations	89	1,753
Total restructuring and other related charges	$754	$9,534

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$299,048	$431,416	$730,464
In-production and in-development	62,711	349,453	412,164
Total owned original program rights, net	$361,759	$780,869	$1,142,628

Licensed program rights, net:
Licensed film and acquired series	$3,646	$573,355	$577,001
Licensed originals	77,466	207,016	284,482
Advances and content versioning costs	—	118,756	118,756
Total licensed program rights, net	81,112	899,127	980,239
Program rights, net	$442,871	$1,679,996	$2,122,867

Current portion of program rights, net			$13,325
Program rights, net (long-term)			2,109,542
			$2,122,867

	December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$185,228	$127,470	$312,698
In-production and in-development	161,881	264,927	426,808
Total owned original program rights, net	$347,109	$392,397	$739,506

Licensed program rights, net:
Licensed film and acquired series	$7,005	$620,935	$627,940
Licensed originals	61,923	148,063	209,986
Advances and content versioning costs	57,278	107,196	164,474
Total licensed program rights, net	126,206	876,194	1,002,400
Program rights, net	$473,315	$1,268,591	$1,741,906

Current portion of program rights, net			$10,068
Program rights, net (long-term)			1,731,838
			$1,741,906

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$33,728	$35,534	$69,262	$128,072	$82,850	$210,922
Licensed program rights	12,597	131,350	143,947	29,838	369,339	399,177
Program rights amortization	$46,325	$166,884	$213,209	$157,910	$452,189	$610,099

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$112,620	$12,912	$125,532	$197,447	$25,049	$222,496
Licensed program rights	19,579	123,181	142,760	65,464	313,680	379,144
Program rights amortization	$132,199	$136,093	$268,292	$262,911	$338,729	$601,640
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expense for the three and nine months ended September 30, 2022 or 2021.
Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet. Equity method investments were $79.0 million and $93.7 million at September 30, 2022 and December 31, 2021, respectively.
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
In April 2022, the Company sold its interest in a marketable equity security for $9.9 million. No gains or losses were recorded on marketable equity securities for the three months ended September 30, 2022 and $4.1 million of gains were recorded for the nine months ended September 30, 2022. There were losses of $0.8 million and $8.6 million on marketable equity securities for the three and nine months ended September 30, 2021, respectively. There were no investments in marketable equity securities at September 30, 2022 and $5.8 million of investments in marketable equity securities at December 31, 2021.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. During the third quarter of 2022, the Company made a $5.0 million investment in a targeted streaming service. Investments in non-marketable equity securities were $42.7 million and $37.7 million at September 30, 2022 and December 31, 2021, respectively. The changes in value as a result of observable price changes, if any, are recorded in miscellaneous, net in the condensed consolidated statement of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2021	$353,470	$355,874	$709,344
Purchase accounting adjustments	(1,086)	—	(1,086)
Amortization of "second component" goodwill	(1,008)	—	(1,008)
Foreign currency translation	—	(40,631)	(40,631)
September 30, 2022	$351,376	$315,243	$666,619
As of September 30, 2022 and December 31, 2021, accumulated impairment charges in the International and Other segment totaled $123.1 million.
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
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2022
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$622,495	$(357,809)	$264,686	6 to 25 years
Advertiser relationships	46,282	(33,391)	12,891	11 years
Trade names and other amortizable intangible assets	105,652	(42,945)	62,707	3 to 20 years
Total amortizable intangible assets	774,429	(434,145)	340,284
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$794,329	$(434,145)	$360,184

(In thousands)	December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$649,543	$(354,673)	$294,870
Advertiser relationships	46,282	(30,235)	16,047
Trade names and other amortizable intangible assets	111,151	(42,534)	68,617
Total amortizable intangible assets	806,976	(427,442)	379,534
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$826,876	$(427,442)	$399,434

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Aggregate amortization expense for amortizable intangible assets for the three months ended September 30, 2022 and 2021 was $10.2 million and $10.2 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $31.2 million and $29.1 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2022	$41,093
2023	40,743
2024	40,659
2025	39,026
2026	34,603

Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Employee related costs	$104,410	$128,388
Participations and residuals	137,626	133,988
Interest	21,851	36,922
Other accrued expenses	45,257	41,109
Total accrued liabilities	$309,144	$340,407

Note 10. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2022	December 31, 2021
Senior Secured Credit Facility: (a)
Term Loan A Facility	$649,688	$675,000
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,849,688	2,875,000
Unamortized discount	(19,853)	(23,167)
Unamortized deferred financing costs	(10,901)	(13,363)
Long-term debt, net	2,818,934	2,838,470
Current portion of long-term debt	33,750	33,750
Noncurrent portion of long-term debt	$2,785,184	$2,804,720
(a)The Company's $500 million revolving credit facility remains undrawn at September 30, 2022. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the nine months ended September 30, 2022, the Company repaid a total of $25.3 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 11. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$109,301	$125,866
Finance	Property and equipment, net	11,257	12,080
Total lease assets		$120,558	$137,946
Liabilities
Current:
Operating	Current portion of lease obligations	$31,736	$32,929
Finance	Current portion of lease obligations	3,990	3,667
		$35,726	$36,596
Noncurrent:
Operating	Lease obligations	$109,015	$128,319
Finance	Lease obligations	19,817	23,520
		$128,832	$151,839

Total lease liabilities		$164,558	$188,435

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2022:
Assets
Cash equivalents	$10,045	$—	$—	$10,045
Foreign currency derivatives	—	509	—	509
Liabilities
Foreign currency derivatives	—	10,041	—	10,041

At December 31, 2021:
Assets
Marketable securities	$5,771	$—	$—	$5,771
Foreign currency derivatives	—	196	—	196
Liabilities
Foreign currency derivatives	—	5,911	—	5,911
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
At September 30, 2022 and December 31, 2021, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$641,260	$623,700
5.00% Notes due April 2024	398,429	380,000
4.75% Notes due August 2025	793,645	714,000
4.25% Notes due February 2029	985,600	745,000
	$2,818,934	$2,462,700

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$664,581	$670,781
5.00% Notes due April 2024	397,693	403,500
4.75% Notes due August 2025	792,098	818,000
4.25% Notes due February 2029	984,098	997,500
	$2,838,470	$2,889,781
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$379	$180
Foreign currency derivatives	Other assets	130	16
Liabilities:
Foreign currency derivatives	Accrued liabilities	$4,130	$1,686
Foreign currency derivatives	Current portion of program rights obligations	389	—
Foreign currency derivatives	Other liabilities	5,522	4,225

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency derivatives	Miscellaneous, net	$(2,947)	$(1,072)	$(6,708)	$(1,167)

Note 14. Income Taxes
For the three and nine months ended September 30, 2022, income tax expense was $28.5 million and $103.1 million, respectively, representing an effective tax rate of 24% and 26%, respectively. The items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2022 primarily consist of state and local income tax

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the three and nine months ended September 30, 2021, income tax expense was $40.7 million and $78.0 million, respectively, representing an effective tax rate of 26% and 23%, respectively, as compared to the federal statutory rate of 21%. For the three and nine months ended September 30, 2021, the effective tax rate differs from the federal statutory rate due primarily to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.
At September 30, 2022, the Company had foreign tax credit carry forwards of approximately $44.7 million, expiring on various dates from 2022 through 2032. These carryforwards have been reduced by a valuation allowance of $44.7 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2022, $1.0 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
Note 15. Commitments and Contingencies
Commitments
As of September 30, 2022, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $93.2 million, as compared to December 31, 2021, to $970.2 million. The decrease primarily relates to payments for program rights.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. A trial of the two remaining claims is currently scheduled for February 2023. The Company believes the two remaining claims in the case for breach of contract are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Note 16. Equity Plans
In August 2022, AMC Networks granted 193,237 restricted stock units ("RSUs") under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan to an executive officer. The RSUs vest ratably over a three-year period.
In June 2022, AMC Networks granted 47,398 RSUs under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In March 2022, AMC Networks granted 628,508 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan. The RSUs vest ratably over a three-year period.
During the three months ended September 30, 2022, 102,145 RSUs of AMC Networks Class A Common Stock previously issued to an executive officer vested. On the vesting date, 52,145 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 50,000 RSU new shares of AMC Networks Class A Common Stock were issued. During the nine months ended September 30, 2022, 718,236 RSUs and 344,157 performance restricted stock units ("PRSUs") of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 314,531 RSUs and 155,103 PRSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 403,705 RSU and 189,054 PRSU new shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. All units surrendered during the nine months ended September 30, 2022 had an aggregate value of $21.6 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.
Share-based compensation expenses included in selling, general and administrative expenses were $7.1 million and $23.9 million for the three and nine months ended September 30, 2022, respectively and $9.5 million and $39.2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, there was $34.9 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.
Note 17. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the nine months ended September 30, 2022 and 2021:

(In thousands)	Nine Months Ended September 30, 2022
December 31, 2021	$283,849
Net earnings	12,971
Distributions	(24,866)
Other	529
September 30, 2022	$272,483

(In thousands)	Nine Months Ended September 30, 2021
December 31, 2020	$315,649
Net earnings	15,119
Distributions	(12,914)
Distribution related to spin-off transaction	(8,040)
Transfer to noncontrolling interest	(18,367)
September 30, 2021	$291,447
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Non-redeemable Noncontrolling Interests
In April 2022, 25/7 Media entered into a purchase agreement to acquire the remaining 50% interest of a consolidated subsidiary. Under the terms of the agreement, 25/7 Media agreed to pay up to $7.1 million, of which $2.5 million was paid in cash upon closing and an additional $4.6 million represents an earn-out that is contingent on the subsidiary exceeding specified profitability targets. Upon the effective date of the transaction, the estimated fair value of the purchase price, based on the weighted average probability of such profitability targets being met, was $4.4 million (net of tax of $0.9 million). The carrying amount of the noncontrolling interest was eliminated and the excess of consideration transferred was recorded as additional-paid-in capital in the condensed consolidated statement of stockholders' equity.
Note 18. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $3.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services are $10.5 million payable in five installments with the first payment made upon execution of the agreement. The initial term of the Statement of Work is August 1, 2022 to December 31, 2022, which term is automatically extended to June 30, 2023 unless terminated by either party on 30 days’ notice prior to December 31, 2022.
Under the Statement of Work, 605, LLC will engage in a strategic, research, market, business and financial assessment of the Company and its business partnering with the Company’s management team. 605, LLC will utilize their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services to be provided by 605, LLC are situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.
Note 19. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Non-Cash Investing and Financing Activities:
Operating lease additions	$7,527	$29,078
Capital expenditures incurred but not yet paid	5,481	1,471
Contingent consideration for purchase of noncontrolling interests	2,806	—
Supplemental Data:
Cash interest paid	$105,827	$99,890
Income taxes paid, net	39,322	48,941

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

(In thousands)	Three Months Ended September 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$349,338	$52,765	$—	$402,103
Content licensing and other	57,793	29,124	(4,816)	82,101
Distribution and other	407,131	81,889	(4,816)	484,204
Advertising	180,258	17,381	—	197,639
Consolidated revenues, net	$587,389	$99,270	$(4,816)	$681,843
Operating income (loss)	$186,609	$8,291	$(44,223)	$150,677
Share-based compensation expenses	3,155	537	3,358	7,050
Depreciation and amortization	12,141	4,482	13,112	29,735
Cloud computing amortization	5	—	2,047	2,052
Majority-owned equity investees AOI	4,791	—	—	4,791
Adjusted operating income (loss)	$206,701	$13,310	$(25,706)	$194,305

(In thousands)	Three Months Ended September 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$324,644	$62,848	$—	$387,492
Content licensing and other	158,120	41,738	(1,920)	197,938
Distribution and other	482,764	104,586	(1,920)	585,430
Advertising	199,982	25,354	—	225,336
Consolidated revenues, net	$682,746	$129,940	$(1,920)	$810,766
Operating income (loss)	$213,299	$15,564	$(40,537)	$188,326
Share-based compensation expenses	4,174	545	4,736	9,455
Depreciation and amortization	11,589	5,200	6,622	23,411
Restructuring and other related charges	(135)	800	89	754
Cloud computing amortization	—	—	596	596
Majority-owned equity investees AOI	2,149	—	—	2,149
Adjusted operating income (loss)	$231,076	$22,109	$(28,494)	$224,691

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$1,040,110	$169,879	$—	$1,209,989
Content licensing and other	191,473	103,513	(16,901)	278,085
Distribution and other	1,231,583	273,392	(16,901)	1,488,074
Advertising	582,451	61,500	—	643,951
Consolidated revenues, net	$1,814,034	$334,892	$(16,901)	$2,132,025
Operating income (loss)	$573,943	$39,733	$(135,119)	$478,557
Share-based compensation expenses	10,000	1,758	12,104	23,862
Depreciation and amortization	37,716	14,018	27,822	79,556
Cloud computing amortization	17	—	5,306	5,323
Majority-owned equity investees AOI	13,733	—	—	13,733
Adjusted operating income (loss)	$635,409	$55,509	$(89,887)	$601,031

(In thousands)	Nine Months Ended September 30, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$986,532	$188,800	$—	$1,175,332
Content licensing and other	297,792	127,692	(11,215)	414,269
Distribution and other	1,284,324	316,492	(11,215)	1,589,601
Advertising	611,406	72,892	—	684,298
Consolidated revenues, net	$1,895,730	$389,384	$(11,215)	$2,273,899
Operating income (loss)	$517,874	$32,365	$(123,949)	$426,290
Share-based compensation expenses	17,105	2,689	19,369	39,163
Depreciation and amortization	36,678	14,477	20,106	71,261
Impairment and other charges	143,000	15,973	—	158,973
Restructuring and other related charges	2,508	5,273	1,753	9,534
Cloud computing amortization	—	—	1,502	1,502
Majority-owned equity investees AOI	6,584	—	—	6,584
Adjusted operating income (loss)	$723,749	$70,777	$(81,219)	$713,307
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Inter-segment revenues
Domestic Operations	$(3,864)	$(1,641)	$(14,308)	$(8,567)
International and Other	(952)	(279)	(2,593)	(2,648)
	$(4,816)	$(1,920)	$(16,901)	$(11,215)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
United States	$569,996	$655,427	$1,761,430	$1,844,901
Europe	70,041	93,869	250,112	295,460
Other	41,806	61,470	120,483	133,538
	$681,843	$810,766	$2,132,025	$2,273,899
One distributor within the Domestic Operations segment accounted for approximately 10% of consolidated revenues, net for the nine months ended September 30, 2022.

The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2022	December 31, 2021
Property and equipment, net
United States	$192,503	$210,252
Europe	10,946	14,510
Other	1,240	1,029
	$204,689	$225,791

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
•economic and business conditions and industry trends in the countries in which we operate, including increases in inflation rates and recession risk;
•fluctuations in currency exchange rates and interest rates;
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
Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2021 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. The MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2022, as well as an analysis of our cash flows for the nine months ended September 30, 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2022 as compared to December 31, 2021.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2021.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net
Domestic Operations	$587,389	$682,746	$1,814,034	$1,895,730
International and Other	99,270	129,940	334,892	389,384
Inter-segment Eliminations	(4,816)	(1,920)	(16,901)	(11,215)
	$681,843	$810,766	$2,132,025	$2,273,899
Operating Income (Loss)
Domestic Operations	$186,609	$213,299	$573,943	$517,874
International and Other	8,291	15,564	39,733	32,365
Corporate / Inter-segment Eliminations	(44,223)	(40,537)	(135,119)	(123,949)
	$150,677	$188,326	$478,557	$426,290
Adjusted Operating Income (Loss)
Domestic Operations	$206,701	$231,076	$635,409	$723,749
International and Other	13,310	22,109	55,509	70,777
Corporate / Inter-segment Eliminations	(25,706)	(28,494)	(89,887)	(81,219)
	$194,305	$224,691	$601,031	$713,307
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
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee.
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
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks and higher viewership on our streaming services. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. We expect a continued increase in our investment in original programming. There may be significant changes in the level of our technical and operating expenses due to the level of our content investment spend and the related amortization of content acquisition and/or original programming costs. Program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern and, to a lesser extent, program rights that are monetized individually are amortized based on the individual-film-forecast-computation method.
Most original series require us to make up-front investments, which are often significant amounts. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.

International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the nine months ended September 30, 2022, distribution revenues represented 82% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, and participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Not all of our programming efforts are commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
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
Capital and credit market disruptions, as well as other events such as the COVID-19 pandemic, inflation, international conflict and recession, could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services. Events such as these may adversely impact our results of operations, cash flows and financial position.
Impact of COVID-19 on Our Business
The Company continues to monitor the ongoing impact of the COVID-19 pandemic on all aspects of its business. The Company cannot reasonably predict the continuing impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, whether there is a resurgence in cases, the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate outbreaks, the acceptance, safety and efficacy of vaccines, and global economic conditions. The Company does not expect the COVID-19 pandemic and its related economic impact to affect its liquidity position or its ongoing ability to meet the covenants in its debt instruments.

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

Three and Nine Months Ended September 30, 2022 and 2021
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$402,103	$387,492	3.8%	$1,209,989	$1,175,332	2.9%
Content licensing and other	82,101	197,938	(58.5)%	278,085	414,269	(32.9)%
Distribution and other	484,204	585,430	(17.3)%	1,488,074	1,589,601	(6.4)%
Advertising	197,639	225,336	(12.3)%	643,951	684,298	(5.9)%
Total revenues, net	681,843	810,766	(15.9)%	2,132,025	2,273,899	(6.2)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	293,459	378,264	(22.4)%	903,468	997,677	(9.4)%
Selling, general and administrative	207,972	220,011	(5.5)%	670,444	610,164	9.9%
Depreciation and amortization	29,735	23,411	27.0%	79,556	71,261	11.6%
Impairment and other charges	—	—	—	—	158,973	(100.0)%
Restructuring and other related charges	—	754	(100.0)%	—	9,534	(100.0)%
Total operating expenses	531,166	622,440	(14.7)%	1,653,468	1,847,609	(10.5)%
Operating income	150,677	188,326	(20.0)%	478,557	426,290	12.3%
Other income (expense):
Interest expense, net	(30,683)	(29,149)	5.3%	(88,533)	(90,060)	(1.7)%
Loss on extinguishment of debt	—	—	—	—	(22,074)	(100.0)%
Miscellaneous, net	(1,546)	54	n/m	3,540	19,634	(82.0)%
Total other expense	(32,229)	(29,095)	10.8%	(84,993)	(92,500)	(8.1)%
Income from operations before income taxes	118,448	159,231	(25.6)%	393,564	333,790	17.9%
Income tax expense	(28,456)	(40,744)	(30.2)%	(103,118)	(77,980)	32.2%
Net income including noncontrolling interests	89,992	118,487	(24.0)%	290,446	255,810	13.5%
Net income attributable to noncontrolling interests	(5,326)	(7,836)	(32.0)%	(18,163)	(22,253)	(18.4)%
Net income attributable to AMC Networks' stockholders	$84,666	$110,651	(23.5)%	$272,283	$233,557	16.6%
Revenues
Three months ended September 30, 2022 vs. 2021
Subscription revenues increased 7.6% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Subscription revenues decreased 16.0% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI. Subscription revenues may vary from quarter to quarter based on the impact of renewals of affiliation agreements and the level of subscribers to our services.
Content licensing and other revenues decreased 63.4% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the quarter, including the delivery of fewer episodes of The Walking Dead and Fear the Walking Dead, both of which were strong contributors in the prior year. Content licensing and other revenues decreased 30.2%

in our International and Other segment primarily due to the timing of productions at 25/7 Media. Content licensing revenues vary from quarter to quarter based on the timing and availability of our programming to distributors.
Advertising revenues decreased 9.9% in our Domestic Operations segment primarily due to lower linear ratings, softer scatter and direct response markets and fewer original hours in the third quarter, partially offset by digital and advanced advertising revenue growth. Advertising revenues decreased 31.4% in our International and Other segment primarily due to the impact of the planned wind-down of two channels in the U.K., the unfavorable impact of foreign currency translation, and softer ratings in the U.K. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen.
Nine months ended September 30, 2022 vs. 2021
Subscription revenues increased 5.4% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 6.9% in our Domestic Operations segment. Subscription revenues decreased 10.0% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased 35.7% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including the delivery of fewer episodes of The Walking Dead and Fear the Walking Dead, both of which were strong contributors in the prior year. Content licensing and other revenues decreased 18.9% in our International and Other segment primarily due to the timing of productions at 25/7 Media.
Advertising revenues decreased 4.7% in our Domestic Operations segment primarily due to lower linear ratings, partially offset by continued digital and advanced advertising revenue growth and higher upfront pricing. Advertising revenues decreased 15.6% in our International and Other segment, primarily due to the unfavorable impact of foreign currency translation and the impact of the planned wind-down of two channels in the U.K.
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
Three months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased 21.4% in our Domestic Operations segment primarily due to a decrease in program rights amortization due to delivery of fewer episodes of The Walking Dead and Fear the Walking Dead. Technical and operating expenses (excluding depreciation and amortization) decreased 24.3% in our International and Other segment primarily due to timing of productions at 25/7 Media and the favorable impact of foreign currency translation.
There may be significant changes in the level of our technical and operating expenses from quarter to quarter and year to year due to original programming costs and/or content acquisition costs. As additional competition for programming increases, costs for content acquisition and original programming may increase.
Nine months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased 8.1% in our Domestic Operations segment primarily due to a decrease in other direct programming costs, partially offset by an increase in program rights amortization. Technical and operating expenses (excluding depreciation and amortization) decreased 14.7% in our International and Other segment primarily due to timing of productions at 25/7 Media and the favorable impact of foreign currency translation.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Three months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (including share-based compensation expenses) decreased 2.8% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services and linear networks, and decreased 9.9% in our International and other segment primarily due to the favorable impact of foreign currency translation.

Nine months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (including share-based compensation expenses) increased 17.1% in our Domestic Operations segment primarily due to higher marketing and subscriber acquisition expenses related to our streaming services and linear networks, and decreased 7.1% in our International and other segment primarily related to the favorable impact of foreign currency translation and a decrease in administrative expenses at 25/7 Media.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three months ended September 30, 2022 vs. 2021
Depreciation and amortization expense increased in Corporate due to higher depreciation of equipment and in our Domestic Operations segment due to the amortization of finite-lived intangible assets acquired in connection with the acquisition of Sentai Holdings in the fourth quarter of 2021.
Nine months ended September 30, 2022 vs. 2021
Depreciation and amortization expense increased in Corporate due to higher depreciation of equipment and in our Domestic Operations segment due to the amortization of finite-lived intangible assets acquired in connection with the acquisition of Sentai Holdings in the fourth quarter of 2021.
Impairment and other charges
There were no impairment and other charges for the three and nine months ended September 30, 2022.
There were no impairment and other charges for the three months ended September 30, 2021. Impairment and other charges for the nine months ended September 30, 2021 were $159.0 million.
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
The remaining $16.1 million for the nine months ended September 30, 2021 related to the Company's March 2021 spin-off of the live comedy venue and talent management businesses ("LiveCo") of Levity Entertainment Group, LLC. In connection with the transaction, the Company effectively exchanged all of its rights and interests in LiveCo for the release of our obligations, principally related to leases. As a result of this divestiture, the Company recognized a loss on the disposal of $16.1 million reflecting the net assets transferred (consisting of property and equipment, lease right-of-use assets and intangibles, partially offset by lease and other obligations), which is included in Impairment and other charges. The Company retained its interest in the production services business of Levity Entertainment Group, LLC, which was renamed 25/7 Media Holdings LLC ("25/7 Media") following the spin-off.
Restructuring and other related charges
There were no restructuring and other related charges for the three and nine months ended September 30, 2022.
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
Operating income
Three months ended September 30, 2022 vs. 2021
The decrease in operating income was primarily attributable to a decrease in revenues, net of $128.9 million and an increase in depreciation and amortization expenses of $6.3 million, partially offset by decreases in technical and operating expenses of $84.8 million and selling, general and administrative expenses of $12.0 million.

Nine months ended September 30, 2022 vs. 2021
The increase in operating income was primarily attributable to decreases in impairment and other charges, technical and operating expenses, and restructuring and other related charges of $159.0 million, $94.2 million and $9.5 million, respectively, partially offset by a decrease in revenues of $141.9 million and increases in selling, general and administrative expenses of $60.3 million and depreciation and amortization expenses of $8.3 million.
Interest expense, net
Three months ended September 30, 2022 vs. 2021
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility.
Nine months ended September 30, 2022 vs. 2021
The decrease in interest expense, net was primarily due to lower average daily balances and the refinancing of a portion of our outstanding Senior Notes at a lower interest rate in the first nine months of 2021, partially offset by higher interest rates on our Term Loan A Facility.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three and nine months ended September 30, 2022.
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
Miscellaneous, net
Three months ended September 30, 2022 vs. 2021
The decrease in miscellaneous, net was primarily related to increased losses on derivative financial instruments and an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, partially offset by the impact of higher losses on certain marketable equity securities in the prior year.
Nine months ended September 30, 2022 vs. 2021
The decrease in miscellaneous, net was primarily related to the impact of a $12.3 million gain recorded in the prior year in connection with the Company's acquisition of the remaining 50% interest in an equity method investment. The remaining decrease primarily relates to an unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity and increased losses in connection with derivative financial instruments, partially offset by the impact of higher net gains from the sale of certain marketable equity securities.
Income tax expense
For the three months ended September 30, 2022, income tax expense was $28.5 million representing an effective tax rate of 24%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deducible compensation. For the three months ended September 30, 2021, income tax expense was $40.7 million representing an effective tax rate of 26%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.
For the nine months ended September 30, 2022, income tax expense was $103.1 million representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation. For the nine months ended September 30, 2021, income tax expense was $78.0 million representing an effective tax rate of 23%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in valuation allowances for foreign taxes and U.S. foreign tax credits, partially offset by a discrete tax benefit for excess tax benefits related to stock compensation and a tax benefit from foreign operations.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$349,338	$324,644	7.6%	$1,040,110	$986,532	5.4%
Content licensing and other	57,793	158,120	(63.4)	191,473	297,792	(35.7)
Distribution and other	407,131	482,764	(15.7)	1,231,583	1,284,324	(4.1)
Advertising	180,258	199,982	(9.9)	582,451	611,406	(4.7)
Total revenues, net	587,389	682,746	(14.0)	1,814,034	1,895,730	(4.3)
Technical and operating (excluding depreciation and amortization)(a)	(238,752)	(303,868)	(21.4)	(720,558)	(784,228)	(8.1)
Selling, general and administrative(b)	(146,727)	(149,951)	(2.2)	(471,800)	(394,337)	19.6
Majority-owned equity investees AOI	4,791	2,149	122.9	13,733	6,584	108.6
Segment adjusted operating income	$206,701	$231,076	(10.5)%	$635,409	$723,749	(12.2)%
(a) Technical and operating excludes cloud computing amortization
(b) Selling, general and administrative excludes share-based compensation expenses
Revenues
Three months ended September 30, 2022 vs. 2021
Subscription revenues increased primarily due to a 41.0% increase in streaming revenues driven by streaming subscriber growth, partially offset by a mid single-digit decline in affiliate revenue. Affiliate revenue decreased due to declines in the linear subscriber universe, partially offset by contractual affiliate rate increases. Aggregate paid subscribers2 to our streaming services increased 44% to 11.1 million at September 30, 2022 compared to September 30, 2021.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the quarter, including the delivery of fewer episodes of The Walking Dead and Fear the Walking Dead, both of which were strong contributors in the prior year.
Advertising revenues decreased primarily due to lower linear ratings, softer scatter and direct response markets and fewer original hours in the third quarter, partially offset by digital and advanced advertising revenue growth.
Nine months ended September 30, 2022 vs. 2021
Subscription revenues increased primarily due to a 33.5% increase in streaming revenues driven by streaming subscriber growth, partially offset by a mid single-digit decline in affiliate revenue. Affiliate revenue decreased due to declines in the linear subscriber universe, partially offset by contractual affiliate rate increases. Excluding the one-time beneficial impact of a distribution agreement renewal in the prior year, subscription revenues increased 6.9%, including an increase in streaming revenues of 39.6%.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period, including the delivery of fewer episodes of The Walking Dead and Fear the Walking Dead, both of which were strong contributors in the prior year.
Advertising revenues decreased primarily due to lower linear ratings, partially offset by continued digital and advanced advertising revenue growth and higher upfront pricing.
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

Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in program rights amortization due to delivery of fewer episodes of The Walking Dead and Fear the Walking Dead.
Nine months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in other direct programming costs, partially offset by an increase in program rights amortization.
Selling, general and administrative expenses
Three months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) decreased primarily due to lower marketing and subscriber acquisition expenses related to our streaming services and linear networks, partially offset by higher employee related costs.
Nine months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) increased primarily due to higher marketing and subscriber acquisition expenses related to our streaming services and linear networks, as well as higher employee related costs.
Segment adjusted operating income
Three months ended September 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $95.4 million, partially offset by decreases in technical and operating expenses of $65.1 million and selling, general and administrative expenses of $3.2 million.
Nine months ended September 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $81.7 million and an increase in selling, general and administrative expenses of $77.5 million, partially offset by a decrease in technical and operating expenses of $63.7 million.
International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:
Subscription	$52,765	$62,848	(16.0)%	$169,879	$188,800	(10.0)%
Content licensing and other	29,124	41,738	(30.2)	103,513	127,692	(18.9)
Distribution and other	81,889	104,586	(21.7)	273,392	316,492	(13.6)
Advertising	17,381	25,354	(31.4)	61,500	72,892	(15.6)
Total revenues, net	99,270	129,940	(23.6)	334,892	389,384	(14.0)
Technical and operating (excluding depreciation and amortization)	(58,528)	(77,333)	(24.3)	(193,924)	(227,437)	(14.7)
Selling, general and administrative(a)	(27,432)	(30,498)	(10.1)	(85,459)	(91,170)	(6.3)
Segment adjusted operating income	$13,310	$22,109	(39.8)%	$55,509	$70,777	(21.6)%
(a) Selling, general and administrative excludes share-based compensation expenses
Revenues
Three months ended September 30, 2022 vs. 2021
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to the timing of productions at 25/7 Media.

Advertising revenues decreased primarily due to the the impact of the planned wind-down of two channels in the U.K., the unfavorable impact of foreign currency translation at AMCNI, and softer ratings in the U.K.
Nine months ended September 30, 2022 vs. 2021
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to the timing of productions at 25/7 Media.
Advertising revenues decreased primarily due to the unfavorable impact of foreign currency translation and the impact of the planned wind-down of two channels in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased due to timing of productions at 25/7 Media and the favorable impact of foreign currency translation at AMCNI.
Nine months ended September 30, 2022 vs. 2021
Technical and operating expenses (excluding depreciation and amortization) decreased due to timing of productions at 25/7 Media and the favorable impact of foreign currency translation at AMCNI.
Selling, general and administrative expenses
Three months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) decreased primarily due to the favorable impact of foreign currency translation at AMCNI.
Nine months ended September 30, 2022 vs. 2021
Selling, general and administrative expenses (excluding share-based compensation expenses) decreased primarily due to the favorable impact of foreign currency translation at AMCNI and a decrease in administrative expenses at 25/7 Media related to the March 2021 spin off of the comedy venues, partially offset by higher advertising and marketing costs.
Segment adjusted operating income
Three months ended September 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $30.7 million, partially offset by decreases in technical and operating expenses of $18.8 million and selling, general and administrative expenses of $3.1 million.
Nine months ended September 30, 2022 vs. 2021
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $54.5 million, partially offset by decreases in technical and operating expenses of $33.5 million and selling, general and administrative expenses of $5.7 million.
Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues, net:	$(4,816)	$(1,920)	150.8%	$(16,901)	$(11,215)	50.7%
Technical and operating (excluding depreciation and amortization)(a)	3,912	2,937	33.2%	11,295	13,988	(19.3)
Selling, general and administrative(b)	(24,802)	(29,511)	(16.0)%	(84,281)	(83,992)	0.3
Segment adjusted operating income	$(25,706)	$(28,494)	(9.8)%	$(89,887)	$(81,219)	10.7%
(a) Technical and operating excludes cloud computing amortization
(b) Selling, general and administrative excludes share-based compensation expenses and cloud computing amortization

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
Selling, general and administrative expenses for the three months ended September 30, 2022 compared to 2021 decreased primarily due to lower long-term incentive compensation.
Selling, general and administrative expenses for the nine months ended September 30, 2022 compared to 2021 increased primarily due to an increase in expenses associated with technology investments.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended September 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$186,609	$8,291	$(44,223)	$150,677
Share-based compensation expenses	3,155	537	3,358	7,050
Depreciation and amortization	12,141	4,482	13,112	29,735
Cloud computing amortization	5	—	2,047	2,052
Majority owned equity investees AOI	4,791	—	—	4,791
Adjusted operating income (loss)	$206,701	$13,310	$(25,706)	$194,305

	Three Months Ended September 30, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$213,299	$15,564	$(40,537)	$188,326
Share-based compensation expenses	4,174	545	4,736	9,455
Depreciation and amortization	11,589	5,200	6,622	23,411
Restructuring and other related charges	(135)	800	89	754
Cloud computing amortization	—	—	596	596
Majority owned equity investees AOI	2,149	—	—	2,149
Adjusted operating income (loss)	$231,076	$22,109	$(28,494)	$224,691

	Nine Months Ended September 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$573,943	$39,733	$(135,119)	$478,557
Share-based compensation expenses	10,000	1,758	12,104	23,862
Depreciation and amortization	37,716	14,018	27,822	79,556
Cloud computing amortization	17	—	5,306	5,323
Majority owned equity investees AOI	13,733	—	—	13,733
Adjusted operating income (loss)	$635,409	$55,509	$(89,887)	$601,031

	Nine Months Ended September 30, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$517,874	$32,365	$(123,949)	$426,290
Share-based compensation expenses	17,105	2,689	19,369	39,163
Depreciation and amortization	36,678	14,477	20,106	71,261
Restructuring and other related charges	2,508	5,273	1,753	9,534
Impairment and other charges	143,000	15,973	—	158,973
Cloud computing amortization	—	—	1,502	1,502
Majority owned equity investees AOI	6,584	—	—	6,584
Adjusted operating income (loss)	$723,749	$70,777	$(81,219)	$713,307

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
Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2022, we did not repurchase any of our Class A common stock. As of September 30, 2022, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to increase our investment in original programming, the funding of which generally occurs six to nine months in advance of a program's airing.
As of September 30, 2022, our consolidated cash and cash equivalents balance of $790.9 million includes approximately $294.6 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
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
The revolving credit facility was not drawn upon at September 30, 2022. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2022.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$36,591	$43,984
Cash (used in) provided by investing activities	(28,623)	30,880
Cash used in financing activities	(80,208)	(66,619)
Net (decrease) increase in cash and cash equivalents from operations	$(72,240)	$8,245
Operating Activities
Net cash provided by operating activities amounted to $36.6 million for the nine months ended September 30, 2022 and primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $1,069.8 million, partially offset by payments for program rights of $1,065.9 million. Changes in all other assets and liabilities resulted in a net cash inflow of $32.7 million.
Net cash provided by operating activities amounted to $44.0 million for the nine months ended September 30, 2021 and primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $1,050.9 million, partially offset by payments for program rights of $967.2 million. Changes in all other assets and liabilities resulted in net cash outflow of $39.7 million.

Investing Activities
Net cash used in investing activities amounted to $28.6 million for the nine months ended September 30, 2022, and primarily consisted of capital expenditures of $33.5 million and an additional investment in an equity security of $5.0 million, partially offset by proceeds from the sale of a marketable equity security of $9.9 million.
Net cash provided by investing activities for the nine months ended September 30, 2021 was $30.9 million and included proceeds received from the sale of an investment of $95.4 million and the collection of a loan for $20.0 million, partially offset by the acquisition of equity securities of $28.4 million, payments for the acquisition of a business of $19.1 million, and capital expenditures of $30.0 million. All other changes in investing activities resulted in an decrease of $7.0 million.
Financing Activities
Net cash used in financing activities amounted to $80.2 million for the nine months ended September 30, 2022 and consisted of distributions to noncontrolling interests of $28.2 million, principal payments on the Term Loan A Facility of $25.3 million, taxes paid in lieu of shares issued for equity-based compensation of $21.6 million, principal payments on finance leases of $2.6 million, and the purchase of noncontrolling interests of $2.5 million.
Net cash used in financing activities amounted to $66.6 million for the nine months ended September 30, 2021 and primarily consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $29.0 million, taxes paid in lieu of shares issued for equity-based compensation of $32.3 million, distributions to noncontrolling interests of $14.9 million, and payments on finance leases of $2.9 million, partially offset by proceeds from the exercise of stock options of $9.8 million and contributions from noncontrolling interests of $2.7 million.
Contractual Obligations
As of September 30, 2022, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $93.2 million, as compared to December 31, 2021, to $970.2 million. The decrease primarily relates to payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2022 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,513,831	$—	$1,572,327
Operating expenses	—	1,104,348	—	1,211,830
Operating income	$—	$409,483	$—	$360,497
Income before income taxes	$365,942	$467,752	$297,357	$422,489
Net income	272,283	461,433	233,557	415,950

Balance Sheet	September 30, 2022		December 31, 2021
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$124,774	$—	$—
Current assets	2,806	1,372,733	9,991	1,242,724
Non-current assets	4,297,423	3,875,345	4,010,028	3,633,383

Liabilities and equity:
Amounts due to subsidiaries	$129,127	$1,656	$12,797	$5,324
Current liabilities	216,308	816,767	100,969	671,041
Non-current liabilities	3,081,490	267,475	3,067,962	331,860

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2022, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $1.84 billion by approximately $338.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2022 would increase the estimated fair value of our fixed rate debt by approximately $63.5 million to approximately $1.90 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the nine months ended September 30, 2022, we did not have any interest rate swap contracts outstanding.
As of September 30, 2022, we had $2.8 billion of debt outstanding (excluding finance leases), of which $0.6 billion is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2022 would increase our annual interest expense by approximately $6.5 million. The interest rate paid on approximately 77% of our debt (excluding finance leases) as of September 30, 2022 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized losses of $1.0 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, and a $0.4 million loss and a $6.1 million gain for the three and nine months ended September 30, 2021, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2022, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the nine months ended September 30, 2022, the Company did not repurchase any of its Class A common stock. As of September 30, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Christina Spade

10.2	Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Patrick O'Connell

10.3	Employment Agreement, dated October 19, 2022, by and between AMC Networks Inc. and James G. Gallagher

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 4, 2022	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	November 4, 2022	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer