Form 10-K
period 2022-12-31
AMC Networks Inc.
filed 2023-02-17
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $879 million.
The number of shares of common stock outstanding as of February 10, 2023:

Class A Common Stock par value $0.01 per share	31,524,521
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the impact of pandemics or other health emergencies, such as the COVID-19 pandemic, on the economy and our business;
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
OVERVIEW
AMC Networks is a global entertainment company known for its popular and award-winning content. We distribute our content to audiences globally on an array of distribution platforms, including linear networks and subscription streaming services, as well as through licensing arrangements. We have an extensive library of television and film properties that we own and control, including several storied franchises such as The Walking Dead Universe, Anne Rice catalog, and Agatha Christie library that are well-known to a global audience.
We have operated in the entertainment industry for more than 40 years, and over that time we have created targeted and focused video entertainment products that we own and operate and that are powered by distinguished brands, including AMC, AMC+, BBC AMERICA (which we operate through a joint venture with BBC Studios), IFC, SundanceTV, WE tv, Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and IFC Films. Our distinctive, critically-acclaimed content spans multiple genres, including drama, documentary, comedy, reality, anime, anthology, feature film and short form. Our content and our brands are well known and well regarded by our key constituents — our viewers and subscribers as well as distributors and advertisers. Our network, streaming and show brands have developed strong, dedicated followings within their respective targeted demographics, increasing their value to our key constituents. Through our AMC Studios in-house studio, production and distribution operation, we own and control a significant portion of the original scripted series that we deliver to viewers on our linear and streaming platforms. Our ability to produce and own high quality content has provided us with the opportunity to license our owned content to leading third-party platforms. Our owned content as well as the content that we license is distributed domestically and internationally across linear networks, digital streaming services, home video and syndication.
Internationally, we deliver programming that reaches subscribers in approximately 110 countries and territories around the world. The international division of the Company, AMC Networks International ("AMCNI"), consists of our premier AMC global brand as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres.
AMC Networks also operates IFC Films, a film distribution business that distributes independent narrative and documentary films under the IFC Films label as well as the IFC Midnight distribution label. IFC Films is known for attracting high-profile talent and distributing films that regularly garner critical acclaim and industry honors, including numerous Academy Award, Golden Globe, and Cannes Film Festival Award winning titles, and has been behind some of the most culturally impactful and successful independent film and documentary releases of all time. IFC Films also operates IFC Films Unlimited, a subscription streaming service comprised of a broad range of theatrically-released and award winning titles from its distribution labels.
Strategy
Our strategy is to create, showcase and curate high-quality, brand-defining content that appeals to distinct audiences as we maximize our distribution, advertising and content licensing revenue of each of our branded services.
Our strategic areas of focus are:
Continued Development of High-Quality Original Content. We intend to continue developing strong high-quality original content across our linear networks and streaming services to optimize our distribution, advertising and content licensing revenue, further enhance our brands, strengthen our engagement with our viewers, subscribers, distributors and advertisers, and to build viewership and attract and retain subscribers for our streaming services.
Increased Ownership and Control of Content and Valuable IP. AMC Networks’ wholly-owned or majority-controlled library includes more than 6,000 episodes and 1,300 films, as well as more than 20,000 episodes of highly localized unscripted lifestyle content from our AMC Networks International business. In addition, we have storied titles and brands known to a global audience, such as The Walking Dead and the Anne Rice catalog, and we own a majority interest in the Agatha Christie library.

By leveraging our library of titles and original content, we are able to enrich the content mix across all of our linear and streaming platforms. As some current content licensing deals with third parties expire, hundreds of hours of our popular and acclaimed shows and films will become an exclusive part of our owned and controlled library which we can then utilize across our various services or re-license to third parties, including critically acclaimed hit series, such as Halt and Catch Fire, Turn, and Rectify, as well as all 11 seasons of The Walking Dead, to be discovered and rediscovered by viewers and subscribers, driving growth and value across our portfolio.
Develop and Grow Streaming Offerings and Brands. Our targeted streaming strategy is to serve distinct audiences and build loyal and engaged fan communities around each service. With our targeted approach, we are serving audiences with streaming offerings that are companions to (rather than competitive with) the larger general entertainment streaming services. As we assess the optimal level and mix of programming across our platforms, we will prioritize curation to provide compelling offerings that maximize impact on subscriber engagement and retention.
We have launched several of our services, most notably AMC+, Acorn TV and Shudder, in key international markets, including Canada, the United Kingdom (the "U.K."), parts of Europe, South Korea, India, Australia and New Zealand. We will continue to be opportunistic in determining the most optimal monetization strategy for new international markets.
Multi-Platform Content Monetization and Distribution. We distribute our content across other platforms so that our viewers can access our content where, when and how they want it. To that end, we have partnerships with all major streaming services and digital platforms, including Netflix, Hulu, Apple TV, Amazon Prime and Roku, to make our content available on various platforms permitting subscribers to access programs at their convenience, including electronic-sell-through (EST) and physical (DVD and Blu-ray) formats.
Growth and Innovation in Advertising. We continue to leverage our high-quality popular content on our networks to optimize our advertising revenue. In addition, we are embracing an array of new advertising opportunities, including an expanding and robust presence on free ad-supported streaming (FAST) and advertising video on demand (AVOD) platforms. To date, we have launched a total of 15 distinct channels featuring our content, in different configurations, across major FAST platforms, such as Pluto TV, Sling TV and Samsung TV Plus. We have increased the value of our linear and digital advertising inventory by establishing a leadership position in advanced advertising technologies, including addressable advertising and programmatic buying, to make it easier for a wider variety of advertisers to partner with us and to make the impressions they buy smarter and more effective. We have seen the number of advertisers utilizing these tools increase and our targeted audience advertising sales have grown as a result. In addition to our own initiatives, we are also participating in broader industry efforts focused on expanding the availability of addressable advertising. We believe our products enhance our value to advertisers through better targeting, data and measurement and we believe they will contribute to growth of our overall business in the mid and long term.
We continue to create opportunities for leading consumer brands to leverage the strength of our content and our proven ability to build and engage large, vibrant and passionate fan communities around our shows and franchises. Through an initiative called the AMC Networks “Content Room,” we offer brands and advertisers opportunities to reach fans of our shows and franchises in compelling and innovative ways including through custom short-form content, on social media platforms and through on-the-ground live events.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. In 2022, distribution revenues and advertising sales accounted for 72% and 28% of our consolidated revenues, net, respectively. For the year ended December 31, 2022, one distributor accounted for greater than 10% of our consolidated revenues, net.
Distribution Revenue
Distribution revenue primarily includes: fees charged to distributors that carry our network brands and content; subscription fees paid for our streaming services; and revenue earned from the licensing of our original programming.
Subscription revenue: Our programming networks as well as our streaming services are distributed to our viewing audience throughout the United States (“U.S.”) and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers, virtual or digital multi-channel video programming distributors ("MVPDs" and collectively "distributors"), and through our direct to consumer apps. Our programming networks are available on every major U.S. distribution platform. Our programming networks' distribution agreements expire at various dates through 2028. For our streaming services, we earn monthly or annual subscription fees as the streaming service is provided to our customers.
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
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks, on digital platforms we own and on an increasing number of AVOD and FAST platforms. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are generally represented by third-party sales agents.
Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In most domestic advertising sales arrangements, we guarantee specified viewer ratings. If these guarantees are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guarantees are not met and is subsequently recognized either when we provide the required additional advertising unit or the guarantee obligation contractually expires. In the U.S., most of our advertising revenues vary based upon the popularity of our programming as measured by Nielsen. In addition to the Nielsen rating, our advertising rates are also influenced by the demographic mix of our viewing audiences, since advertisers tend to pay premium rates for more desirable demographic groups of viewers.
Our programming networks have advertisers representing companies in a broad range of sectors, including automotive, restaurants/food, health, and telecommunications industries.
Programming
Our programming strategy is to target audiences with high-quality, compelling stories and powerful brands. We obtain programming through a combination of development, production and licensing; and we distribute programming directly to consumers in the U.S. and throughout the world through our programming networks, streaming services, theatrical release of acquired films and other forms of distribution. Our programming includes original programming that we control, either through outright ownership or through long-term licensing arrangements, as well as acquired programming that we license from studios and other rights holders.
Original Programming
Through our AMC Studios operation, we produce owned original programming primarily for our programming networks and streaming services, and also for license to third parties worldwide. Decisions as to how to distribute programming are made on the basis of a variety of factors including the relative value of any particular alternative.
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

SEGMENTS
We manage our business through the following two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our global streaming services, our AMC Studios operations, and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming services and also licenses such programming worldwide, and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International (“AMCNI”), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. See Note 4 to the consolidated financial statements for additional information relating to the 2021 spin-off of the Levity comedy venues business.
For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 23 to the accompanying consolidated financial statements.

Domestic Operations
Programming Networks - Our programming networks consist of the following services:
•As of December 31, 2022, AMC reached approximately 70 million Nielsen subscribers and had distribution agreements with all major U.S. and Canada distributors.
•AMC is home to some of the most popular and acclaimed dramas on television, including The Walking Dead, the highest-rated series in cable history; Fear the Walking Dead, Interview with the Vampire and Gangs of London.
•In 2022, AMC aired the epic conclusion of The Walking Dead, while expanding The Walking Dead Universe franchise, with the premiere of episodic anthology series Tales of the Walking Dead, and production on new series built around iconic characters from the franchise including The Walking Dead: Dead City; The Walking Dead: Daryl Dixon, and a new series centered on the epic love story of central characters Rick and Michonne. AMC also aired the sixth and final season of the critically acclaimed Better Call Saul, which was nominated for seven Emmy Awards and was the #3 cable drama for its season in key demographics.
•In 2022, AMC launched a new universe of stories built around the iconic works of author Anne Rice beginning with the premiere of Anne Rice’s Interview with the Vampire. The widely-acclaimed first season became the #1 new drama on ad-supported cable in 2022. AMC renewed the series, starring Jacob Anderson, Sam Reid, Bailey Bass, and Eric Bogosian, for a second season. In 2023 the network launched the highly anticipated Anne Rice’s Mayfair Witches, the second endeavor in the Anne Rice Immortal Universe, debuting on the heels of Anne Rice’s Interview with the Vampire and has renewed the series for a second season.
•AMC also premiered Dark Winds, “perhaps the most ambitious Native-led TV show ever made,” according to The Hollywood Reporter, starring Zahn McClarnon and executive produced by Robert Redford and George R.R. Martin. The series sustained a 100% Fresh rating on Rotten Tomatoes and will return for a second season in 2023.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.

•As of December 31, 2022, WE tv reached approximately 68 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•Driven by unscripted originals, WE tv is the #1 U.S. cable network for African American women on Friday nights and home to a popular slate of series and franchises including Love After Lockup, Life After Lockup, Marriage Boot Camp and Growing Up Hip Hop, as well as fan favorites Waka & Tammy, Brat Loves Judy and Mama June: Road to Redemption.
•In 2022, the network also premiered new unscripted series Commit or Quit with Judge Lynn Toler and Super Sized Salon as well as docuseries, Hip Hop Homicides, produced by Curtis “50 Cent” Jackson and hosted by Van Lathan.
•WE tv's programming also includes popular series CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Disney and Warner Bros.

•A joint venture between AMC Networks and BBC Studios (the commercial arm of the BBC), BBC AMERICA reached approximately 65 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2022.
•BBC AMERICA is a hub of innovative, culturally contagious programming. The network has attracted wide critical acclaim for its influential series, including Orphan Black; the timeless fan favorite Doctor Who, one of the longest running series in the world; and its highly-awarded original series Killing Eve, which has garnered Emmy, Golden Globe, Peabody, Critics’ Choice and BAFTA Awards, among others, and concluded its fourth and final season in 2022.
•BBC AMERICA is also the definitive home and co-producer of iconic nature programming from the BBC. In 2023 the network will debut Frozen Planet II, the highly anticipated sequel to the four-time Emmy®-winning series Frozen Planet.

•As of December 31, 2022, IFC reached approximately 60 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•IFC is the home of offbeat, unexpected comedies. The network’s 2022 slate included the Emmy-nominated Documentary Now!, created by Seth Meyers, Bill Hader and Fred Armisen and executive produced by Lorne Michaels, and the Critics' Choice Award-nominated Sherman’s Showcase, created by and starring Bashir Salahuddin and Diallo Riddle and executive produced by John Legend’s Get Lifted Film Co. and RadicalMedia.
•IFC also continued as the broadcast home of the Independent Spirit Awards, the annual celebration of the spirited pioneers who bring a unique vision to filmmaking.
•IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

•As of December 31, 2022, SundanceTV reached approximately 58 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•SundanceTV has remained true to founder Robert Redford’s mission to celebrate creativity and distinctive storytelling through unique voices and narratives since its launch in 1996.
•Working with today's most innovative talent, SundanceTV attracts viewer and critical acclaim for its original scripted programming and true-crime documentaries. In 2022, the network premiered new seasons of its True Crime Story franchise with It Couldn’t Happen Here from Hilarie Burton Morgan and Indefensible with Jena Friedman as well as the second season of the Emmy Award-winning short form anthology series State of the Union starring Brendan Gleeson and Patricia Clarkson.

Streaming Services
The Company’s streaming portfolio of branded subscription services serve a targeted, passionate fanbase with content depth, curation and community. The content on these platforms is a mix of licensed and owned original programming. Our various services are distributed in several key markets internationally, including Canada, the U.K., parts of Europe, Korea, India, Australia, New Zealand and Latin America.
Our streaming services ended 2022 with approximately 11.8 million aggregate paid streaming subscribers1.
Our streaming portfolio includes the following targeted services:
•Launched in 2020, AMC+ is the Company’s premium streaming bundle featuring an extensive lineup of popular and critically acclaimed programming from AMC, BBC America, IFC, and SundanceTV along with full access to targeted streaming services Shudder, Sundance Now and IFC Films Unlimited. Its library of commercial free content includes fan favorites Mad Men, Halt & Catch Fire, Hell on Wheels, Turn: Washington’s Spies, Rectify, Portlandia, and series from The Walking Dead Universe, among many others.
•In 2022, AMC+ featured the epic conclusions of three iconic series: the Peabody Award-winning Killing Eve starring Golden Globe® and SAG® Award-winner Sandra Oh and Emmy® Award-winner Jodie Comer; Better Call Saul starring Emmy® Award nominees Bob Odenkirk, Rhea Seehorn, Giancarlo Esposito, and Jonathan Banks; and the highest-rated series in cable television history, The Walking Dead. AMC+ also featured a slate of original and exclusive series including the second season of Gangs of London, the Gotham Award-winning This Is Going to Hurt, the third and final season of A Discovery of Witches, and That Dirty Black Bag.
•In 2022 AMC+ also became the exclusive streaming home of the Company’s full slate of films from IFC Films, IFC Midnight and RLJE Films following theatrical and digital distribution, with new films released every Friday including Christmas With the Campbells, which was the top acquisition driver of any film on AMC+ in 2022.
•AMC+ is available to subscribers commercial free through our direct to consumer (“DTC”) app, as well as through MVPDs and virtual MVPDs, and digital streaming platforms such as Amazon Prime Video Channels, Apple TV Channels and The Roku Channel.
•AMC+ is currently available in several international markets including Canada, Spain, South Korea, India, Australia and New Zealand.
1 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services, and includes an estimate of subscribers that converted to paying status in the subsequent period based on historical conversion percentages.

•Acorn TV is North America’s largest streaming service specializing in British and international television with exclusive new programs and a deep library of mysteries, dramas and comedies.
•In 2022, the service premiered hit series Harry Wild, starring and executive produced by Jane Seymour, the most watched new series and most watched single season of any series on Acorn TV. Additional recent commissioned and original series include popular New Zealand detective series My Life Is Murder starring Lucy Lawless, acclaimed Irish crime thriller Bloodlands starring James Nesbitt, British crime drama Whitstable Pearl, Emmy® Award nominated Queens of Mystery, Kiwi romantic comedy Under the Vines, and British detective drama Dalgliesh.
•These are in addition to a growing catalog of bingeable and fan-favorite dramas including Agatha Raisin, A Place to Call Home, Jack Irish, Doc Martin, Deadwater Fel, and Midsomer Murders.
•Acorn TV’s international distribution is growing, with the service available in key markets including Canada, the U.K., and across Europe.
•Shudder serves subscribers with a premium selection in genre entertainment covering horror, thrillers and the supernatural and brings subscribers Hollywood favorites, cult classics and original series and critically acclaimed new genre films.
•2022 premieres on the service included the return of hit found footage anthology V/H/S with all-new installment V/H/S/99, the animated film Mad God from Oscar-winner Phil Tippett, the award-winning documentary This Is Gwar, Queer For Fear: The History of Queer Horror, and its biggest series launch of the year, The 101 Scariest Movie Moments of All Time. These join returning series Creepshow, The Boulet Brothers’ Dragula and The Last Drive-In with Joe Bob Briggs.
•Shudder is currently available in several international markets including Canada, the United Kingdom, Ireland, Australia and New Zealand.
•Sundance Now offers cross-genre escapism for viewers seeking fresh perspectives, thought-provoking experiences and transportive journeys to far-off places. In 2022, the service housed critically-acclaimed and award-winning original and streaming exclusive series including supernatural thriller A Discovery of Witches, the U.K. adaptation of the French hit Call My Agent!, Ten Percent, the multi- Emmy® winner State of the Union, crime thriller The Suspect, and four-part drama Litvinenko, among many others.

•ALLBLK is focused on Black content from Black storytellers
•ALLBLK is an invitation to a world of streaming entertainment that is inclusively, but unapologetically – Black. Featuring a diverse lineup of content that spans across genres and generations, in 2022 ALLBLK premiered several new series including provocative drama series Hush, psychological thriller limited series Snap created by Grammy-nominated artist Eric Benét, supernatural drama Wicked City, dramedy Send Help from Insecure alums Jean Elie and Mike Gauyo, and dramedy À La Carte. The service’s lineup also includes original series Craig Ross Jr.’s Monogamy, A House Divided, Double Cross, Millennials, and Partners In Rhyme.

•HIDIVE LLC (“HIDIVE”) operates an anime-focused streaming service offering a robust library of television series, movies, and original video animations. In addition to its deep and diverse catalog, HIDIVE offers first-run simulcasts of the freshest anime at or near the time that content airs in Japan. HIDIVE is available in North America as well as key overseas markets including the U.K., Ireland, Australia, New Zealand and most countries comprising Latin America. HIDIVE’s distribution reach continues to expand through new distribution partners and developing new services including its Anime X HIDIVE FAST channel. In 2022, HIDIVE became available on Amazon Prime Channels and Roku Channels.
•Sentai Holdings, LLC (“Sentai”) is a leading global acquirer, producer and supplier of anime content that it distributes through its affiliates including HIDIVE, Anime Network and Sentai Filmworks, as well as select commercial partners. With strong industry relationships and access to key content creators in Japan, Sentai curates one of the anime industry’s most diverse libraries of top trending and classic titles.
AMC Studios
•AMC Studios is AMC Networks’ in-house production and distribution operation which launched in 2010 with The Walking Dead, the highest-rated show in cable history.
•Since then, AMC Studios has produced several critically acclaimed, award-winning and culturally distinctive originals for AMC Networks’ suite of channels and services including Anne Rice’s Interview with the Vampire, Anne Rice’s Mayfair Witches, Dark Winds, Fear the Walking Dead, Tales of The Walking Dead, Halt and Catch Fire, The Terror anthology and the Peabody Award-winning Rectify, as well as unscripted series Ride with Norman Reedus and James Cameron’s Story of Science Fiction.

Film Distribution
•IFC Films, our film distribution business, is a leading distributor of high-quality, talent-driven independent films.
•IFC Films operates two distribution labels: IFC Films and IFC Midnight. IFC Films also operates IFC Films Unlimited, a subscription based streaming service in the United States and Canada which launched in 2019.
•Notable 2022 releases include the Oscar shortlisted international film Corsage, which also won the Un Certain Regard Award for Best Performance at the Cannes International Film Festival; Oscar shortlisted documentary Bad Axe, a Critics’ Choice Award winner for Best First Documentary Feature; the Gotham Award-winning international feature Happening from director Audrey Diwan; documentary Hold Your Fire from award-winning filmmaker Stefan Forbes and producer Fab Five Freddy; Claire Denis’ Fire starring Juliette Binoche; horror film Watcher from director Chloe Okuno; and Sundance hit Resurrection starring Rebecca Hall and Tim Roth.

AMC Networks Broadcasting & Technology
•AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company located in Bethpage, New York, which primarily services most of the national programming networks of the Company.
•AMC Networks Broadcasting & Technology consolidates origination and satellite communication functions in a 67,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has 30 plus years of experience across its network services groups, including network origination, affiliate engineering, network transmission, and traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.

International and Other
Our International and Other segment includes the operations of AMC Networks International and 25/7 Media.

AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 110 countries and territories around the world, through operational centers in London, Madrid, Budapest, Miami and Buenos Aires.
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
•AMCNI also operates a number of joint venture partnerships and managed channel services as well as direct to consumer services. A joint venture with Paramount International Networks delivers a portfolio of entertainment channels which is managed from London. Dreamia, a joint venture with NOS in Portugal, delivers channels including Canal Hollywood, Canal Panda, Panda Kids, Biggs, Blast, Casa e Cozinha, and recently launched the over-the-top ("OTT") application Panda+.
•Highlights of the top AMCNI locally recognized channels are detailed below:

•El Gourmet is a “go-to” TV culinary destination for Latin American audiences that connects with its viewers by celebrating local traditions and featuring culinary experiences from all over the world. Its mission is to reunite family and friends around the table to make memorable life experiences.
•Launched over two decades ago, El Gourmet offers 100% of its content in Spanish, with over 90% original productions and more than 250 episodes premiering each year, showcasing some of the greatest celebrity cooks of this region.
•El Gourmet’s original productions have been awarded 14 Martin Fierro Awards (granted by the Association of Argentine Television and Radio Journalists) as well as two Taste Awards in the United States.

• Our U.K. business operates a joint venture with Paramount International Networks delivering a portfolio of entertainment channels in the U.K. including CBS Reality, Reality Xtra, Legend, and Horror Xtra.
•CBS Reality is increasingly airing owned locally produced ‘true crime’ content aimed at women in the 50+ demographic. These documentary style programs re-visit famous crimes predominantly from the U.K. and the United States and investigate the psychology of a killer.

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
•The channel began broadcasting in 1993 and is distributed on all pay-TV platforms in Spain and Portugal, reaching more than 10 million households.

•Sports 1 & Sports 2 are premium sports channels in our core Central European territories.
•The channels broadcast European football, Formula 1, NBA and ice hockey among other live sports events.

•25/7 Media (dba Center Drive Media) owns and operates two leading production companies: Triage Entertainment, founded in 1995, and Lando Entertainment, founded in 2016.
•Together, they produce premium, prime-time programming, and focus on four major genres: multi-cam events, original formats and lifestyle, premium documentary series and scripted.
•Center Drive Media has produced award-winning and culturally distinctive originals across a wide range of networks and platforms, including CBS, NBC, Netflix, Paramount+, Discovery+, Food Network, HGTV, Lifetime, History, MTV, CMT, HBO and Showtime. Recent multi-camera events include specials from Sebastian Maniscalco, Taylor Tomlinson and Gabriel Iglesias. Original formats and lifestyle include Tournament of Champions, Food Network’s highest-rated series, and Guy Fieri’s Guy’s Grocery Games. Premium documentary series include the Emmy award-winning Remastered and four-part documentary series 11 Minutes. Scripted series include Black Jesus for Comedy Central.

REGULATION
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the "FCC") regulates U.S. programming networks directly in some limited respects; other FCC regulations, although imposed on cable television operators, satellite operators, or other MVPDs, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change and increasingly, legislative and regulatory proposals seek to cover all sources of content, including the digital platforms over which we offer content, which may affect our regulatory burdens in the future.

The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
Closed Captioning
Certain of our networks must provide closed-captioning of programming for the hearing impaired, and comply with other regulations designed to make our content more accessible, and we must provide closed captioning on certain video content that we offer on the Internet or through other Internet Protocol distribution methods. We must also ensure that our DTC applications can pass through closed captions on content and comply with certain other accessibility requirements. Congress and the FCC periodically consider proposals to enhance that accessibility, and are doing so now. Some of those proposals, if adopted, would increase our obligations substantially.
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
Program Carriage
The Communications Act and the FCC's program carriage rules prohibit distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Despite these rules, certain regulatory interpretations and court decisions make it more difficult for our programming networks to challenge a distributor’s decision to decline to carry one of our programming networks or discriminate against one of our programming networks.
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
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety, oversight of user-generated content, and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the European Union's General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act, or as amended, the CCPA. The GDPR and the CCPA impose, among other things, more stringent operational requirements for processors and controllers of personal data, including expanded disclosures about how personal information is to be used, and increased liability for violations. In addition, the FCC from time to time considers whether some or all websites offering video programming should be considered MVPDs and regulated as such, which would increase our regulatory costs and obligations substantially.
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
HUMAN CAPITAL RESOURCES
At AMC Networks we are passionate about telling authentic stories that connect with audiences in meaningful ways and that entertain with vivid characters and worlds that show a full spectrum of the human experience. We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees so that we have the ability to attract, develop and retain a high performing and diverse workforce.
Talent
The Company employed 1,948 employees as of December 31, 2022. Our global workforce, as of December 31, 2022, was more than 50% women, with 44% of our leadership positions (vice president or equivalent and above) held by women, including three members of the Company’s senior leadership team. The Company also appointed its first woman Chief Commercial Officer in 2022, who now serves as an executive officer of AMC Networks. More than 30% of our U.S.-based workforce are people of color.
We aim to attract top talent through our corporate brand and our reputation for innovation and high-quality content, as well as through the many benefits we offer. We aim to retain our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering a positive, inclusive and collaborative corporate culture.
Our performance management practice includes frequent feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include: a robust internal group mentorship program; leadership development programs; and tuition assistance.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and support the health, finance, and well-being of employees. They include: adoption assistance; backup child/elder care; child care resources; college planning; domestic partner coverage; domestic partner tax equalization; gender reassignment surgery; employee assistance programs; financial planning seminars; and a health advocate offering.
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
Diversity, Equity and Inclusion (DEI)
At AMC Networks being diverse, equitable, and inclusive is more than a business imperative that spurs creativity and drives innovation. It is at the heart of who we are and what we believe.
Some examples of our DEI areas of focus are described below:
Fostering Inclusive Communities – We have nine active Business Employee Resource Groups (BERGs) that form communities through shared interests and experiences with more than 20 chapters across the U.S, U.K., Europe and Latin America. Our BERG members strive to create a culture of belonging for our employees. They facilitate networking and connections with peers; support the acquisition of diverse talent; provide an avenue to facilitate leadership and skill development; and help to increase the organization’s overall cultural competency. They are an important part of driving our business objectives, including curating themed content areas that helps drive streaming subscriber engagement and growth, acting as a valuable sounding board for content development and programming, leading heritage month celebrations and supporting employee engagement and retention.
Developing Talent Pipelines – We strive to create robust pipelines of diverse talent for our workplace to provide employment opportunities that are accessible to historically excluded and underrepresented communities. We do this primarily by partnering with leading industry diversity advocacy organizations and through our corporate internship program where we source candidates from a broad range of colleges including Historically Black Colleges and Universities (HBCUs) through our partnership with the Entertainment Industry College Outreach Program ("EICOP") HBCU in LA.
Learning Together – We equip our employees and our production staff with the tools and knowledge they need to expand awareness and understand what promoting diversity, equity and inclusion really means, we provide learning opportunities across a variety of topics ranging from exploring unearned advantage and disadvantage and cultivating an inclusive writer’s room and set to building a more equitable workforce through inclusive hiring practices.
Our Content – We have a long track record of championing and supporting independent and diverse voices and using our platforms and brands to bring these storytellers’ vision to life. Encouraging diverse and inclusive voices and points of view – on our screens, on our sets, and in our writer’s rooms – is fundamental to our creative process. It is how we understand, reflect, and speak with insight and authenticity to the wide range of audiences we reach every day. In 2022, we launched an Inclusive Writer’s Room Workshop, focused on cultivating an environment of inclusion and belonging in the writers’ room as well as equipping our writers with tools for inclusive storytelling, including identifying and mitigating unconscious bias and stereotypes in narratives. We also debuted acclaimed and proudly inclusive series and films across our brands and services including breakout series Dark Winds, the #2 new cable drama of the television season which has been renewed for a second season; the Gotham Award-winning This Is Going to Hurt; the #1 new ad-supported cable drama of 2022; Anne Rice’s Interview with the Vampire; and the timely New York Times’ Critic’s Pick and Gotham Award-winning Happening from IFC Films; among many others.
High Impact Partnerships – We work with leading industry organizations to promote greater inclusion in the stories we tell, the partners we work with, and the audiences who enjoy our content. The following are a few examples of our active partnerships and collaborations through which we strive to empower the next generation of storytellers:
•We introduced AVENUE, a dedicated division of the AMC Networks Content Room, committed to helping advertising and marketing partners authentically reach diverse and underrepresented audiences through association with AMC Networks’ programming, talent, relationships, reach and scale.
•Through AVENUE, AMC Networks entered into a partnership with Harlem Festival of Culture (HFC), the modern-day reimagining of the groundbreaking Harlem Cultural Festival of 1969 celebrating Black culture through cultural & economic development programming.
•We were thrilled to partner with ReelWorks in supporting the inaugural IATSE Entertainment Industry Hair Stylist Training, focused on increasing job access for makeup and hair professionals of color.
•We continued our partnerships with Coded for Inclusion’s Staff Me Up job matching platform for production crews designed to help change the way hiring happens in Hollywood, and Mentorship Matters to connect showrunners with emerging writers of color for dynamic year-long mentorships.
•We announced a new partnership with the Handy Foundation focused on staffing below the line and post-production roles with talent from historically underrepresented communities in television and film.
•We partnered with the Ad Council to create a PSA campaign highlighting the power of girls in STEM (science, technology, engineering and math) utilizing talent of AMC’s popular franchise The Walking Dead. Produced by the AMCN Content Room, the PSAs are part of the Ad Council’s She Can STEM campaign which encourages girls, trans and non-binary youth around the country to get excited about STEM.
•We announced a partnership with several film festivals across the U.S. focused on identifying, developing, and amplifying talent from underrepresented and historically excluded communities.
Supplier Diversity – We are committed to supplier diversity and advancing the social and economic inclusion of businesses owned by historically excluded and underrepresented groups — including women, minorities, veterans, people with disabilities, and the LGBTQ+ community. We seek to promote opportunities for diverse ideas and innovative solutions that strengthen our organization and the stories we tell, the suppliers we work with, and the communities where we live and operate. We strive to use best practices in supplier diversity to identify and work with businesses that are at least 51% owned, operated and controlled by one or more of the following: Minority Business Enterprise (MBE), Women Business Enterprise (WBE),

Lesbian, Gay, Bisexual, Transgender, Queer Enterprises (LGBTQ+), Veteran Owned Business (VBE), Service Disabled Veterans (SDV), and Disability-Owned Business Enterprise (DOBE).
Culture
Our Company has a proud past and a long history of innovation and originality in our storytelling. This legacy informs who we are and is imbued in our corporate culture and in our values. We embrace collaboration, openness, approachability, as well as agility and creativity.
Throughout the year we bring together partners, business leaders and our creative talent for engaging and thought-provoking conversations for our employees about our content, industry trends, and advancing DEI. In 2022, we introduced a new series called “Courageous Conversations,” a monthly opportunity for all employees to engage on key social and cultural issues impacting our community and society at large, presented and facilitated by experts on topics ranging from neurodiversity in the workplace to exploring authentic engagement with Native American communities.
Giving and social impact programs and initiatives are an important part of our culture because at AMC Networks we want to be a source for positive change in the communities where we live and work. Through philanthropic efforts, community outreach and strong and lasting partnerships, we support causes aimed at advancing a culture of inclusivity and amplifying everyone’s voice. In 2022, we matched donations from nearly 300 employees in support of more than 275 causes on our online giving and volunteering platform, Give Back at AMCN. Through the platform, employees can research and learn about organizations doing important and difference-making work and make personal charitable donations, which includes an annual company match.
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
Risks Relating to Our Business
Our business depends on the appeal of our programming to our U.S. and international viewers and our distributors, which is often unpredictable and volatile.
Our business depends upon viewer preferences and audience acceptance in the United States and internationally of the programming on our networks. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in viewer preferences and/or interests in our markets. A change in viewer preferences has caused, and could in the future continue to cause, the audience for certain of our programming to decline, which has resulted in, and could in the future continue to result in, a reduction of advertising revenues and jeopardize our bargaining position with distributors. In addition, certain of our competitors have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may react more quickly than we might to shifts in tastes and interests.
The success of our business depends on original programming, and our ability to accurately predict how audiences will respond to our original programming is particularly important. Because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business. We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. We have incurred write-offs of program rights in the past, including $403.8 million in the fourth quarter of 2022, and may incur future program rights write-offs if it is determined that program rights have limited, or no, future usefulness.

In addition, feature films constitute a significant portion of the programming on our AMC, IFC and SundanceTV programming networks. In general, the popularity of feature-film content on linear television has declined, and may continue to decline, due in part to the broad availability of such content through an increasing number of distribution platforms. If the popularity of feature-film programming further declines, we may lose viewership, which would decrease our revenues.
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings would suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position with distributors, which could reduce our distribution revenues. Ratings have declined in recent years, which has had a negative effect on our advertising revenues and our financial results. We cannot assure you that we will be able to maintain the success of any of our current programming or generate sufficient demand and market acceptance for our new programming.
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
Competition for programming has increased as the number of programming networks and streaming services has increased. Other programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription streaming services, such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs may adversely affect our profits.
We produce original programming and other content and may continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original programming have been and may continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime, increases our programming content costs.
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
Although in some cases the financial commitment for original programming is partially offset by foreign, state or local tax incentives, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, reduced substantially, or cannot be utilized, we may incur higher costs in order to complete the production or produce additional seasons. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations may be materially adversely affected.
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business
Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. For example, we have in the past increased, and may in the future increase, prices for our streaming services, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We incur significant marketing expenditures to attract streaming subscribers, therefore retention of those subscribers is critical to our business model. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per subscription) revenues commensurate with the lowered growth rate, which could adversely impact our margins, liquidity and results of operations. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected. Further, if excessive numbers of subscribers cancel our services, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.
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
Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime, increases our content costs as creating competing high quality, original content requires significant investment. In addition, as competition with these entrants for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we acquire or retain may increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty.
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
In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, subscription streaming services, other content distributors, aggregators and search providers create or acquire their own content, some of them have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms and distribution or otherwise compete effectively in the delivery marketplace. Certain of our competitors also have preferential access to important technologies, customer data or other competitive information.
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
Our business derives a substantial portion of its revenues and income from cable television providers and other MVPDs. Subscription streaming services and virtual MVPDs have changed when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including (i) the disruption of the traditional television content distribution model by subscription streaming services and virtual multichannel video programming services, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through subscription streaming services and virtual multichannel video programming services with no advertising or less advertising than on television networks, and time shifted viewing of television programming. In part as a result of these changes, over the past few years, the number of subscribers to traditional MVPDs in the United States has declined and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues, including ours. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We have incurred significant costs to implement our strategy and initiatives, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.
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
In addition, we have, in some instances, made upfront payments to distributors in exchange for additional subscribers or have agreed to waive or accept lower subscription fees if certain numbers of additional subscribers are provided. In certain cases, we also help fund our distributors' efforts to market our programming networks or permit distributors to offer promotional periods without payment of subscriber fees. As we continue our efforts to add viewing subscribers, our net revenues may be negatively affected by these deferred carriage fee arrangements, discounted subscriber fees or other payments.
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including alternative distribution platforms and viewing technologies. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and is likely to continue to reduce demand for our traditional television offerings and could reduce demand for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription streaming services, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime, and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku are establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business.
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
Advertising market conditions in specific markets have in the past caused and could in the future cause our revenues and operating results to decline significantly in any given period.
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
In addition, the pricing and volume of advertising has been affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which is not as advantageous to us as current advertising methods. The increased number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual multichannel video programming providers, which has caused, and may continue to cause, audience ratings declines for our programming networks and has adversely affected the pricing and volume of advertising.
Advertising revenues can be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods, difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
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
Content theft has been made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine security features such as encryption and the ability of pirates to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming, and intentional, or unintentional, acts could result in unauthorized access to our content, a disruption of our services, or improper disclosure of confidential information. The prevalence of digital formats and technologies heightens this risk. Unauthorized access to our content could result in the premature release of our programming, which may have a significant adverse effect on the value of the affected programming.
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
Our business is affected by prevailing economic and financial conditions in the United States and other countries. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability, a general decline in economic conditions, including as a result of the COVID-19 pandemic, disruptions to financial markets, inflation, recession, high unemployment or geopolitical events (including the war between Russia and Ukraine), or fears about such events occurring, in the United States and other countries where our networks are distributed, have in the past adversely affected advertising rates and volume, which has resulted in a decrease in our advertising revenues.
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

Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of advertisers on our networks. Adverse economic conditions have resulted in and could in the future result in advertisers reducing their spending on advertising and negatively affect the ability of those with whom we do business to satisfy their obligations to us. The worsening of current global economic conditions has in the past adversely affected, and could in the future adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries.
Fluctuations in foreign exchange rates have had and could have in the future an adverse effect on our results of operations.
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
Although most aspects of our business generally are not directly regulated by the FCC, there are certain FCC regulations that govern our business either directly or indirectly. See Item 1, "Business—Regulation" in this Annual Report. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television, satellite or other MVPD industries, our business could be affected.
The United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations.
The regulation of cable television operators, satellite carriers, and other video programming distributors is subject to the political process and has been in constant flux over the past two decades. Further changes in the law and regulatory requirements, including material ones, may be proposed or adopted in the future. We cannot assure you that our business will not be adversely affected by future legislation, new regulation or deregulation of us or of our competitors.
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
Existing or proposed legislation and regulations could also significantly affect our business. For example, the E.U. adopted GDPR, which expands the regulation of personal data processing throughout the E.U. and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. In particular, certain data privacy laws have required monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. Our failure to comply with these law and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in foreign rules and regulations could have a significant adverse impact on our profitability.
We face continually evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained in digital form is subject to the risk of cybersecurity attacks, tampering and theft. We develop and maintain systems to monitor and prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Hybrid work arrangements increase the risk of cyber incidents, including data breaches. Additionally, outside parties from time to time attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our or our third-party providers' data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our or our third-party providers' network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We rely upon cloud computing services to operate certain aspects of our business and any disruption of or interference with our use of these services would impact our operations and our business would be adversely impacted.
Cloud computing services, such as Amazon Web Services (“AWS”), provide a distributed computing infrastructure platform for business operations. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS or other third parties. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Currently, we run the vast majority of our computing on AWS. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from AWS and other third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of AWS would impact our operations and our business.
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
We believe that our success depends to a significant extent upon the performance of our senior executives and other key employees and on our ability to identify, attract, hire train and retain such personnel. We generally do not maintain "key man" insurance, and there is no assurance of the continued services of our senior executives or other key employees. In addition, we depend on the availability of third-party production companies to create some of our original programming. For certain of our productions, through in-house and third party production service companies, we engage the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Any labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. We may also be impacted by perceptions relating to reductions in force that we have conducted in the past in order to optimize our organizational structure and reduce costs and the departure of certain senior personnel for various reasons. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.
Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency.
Pandemics, such as the COVID-19 pandemic, and public health emergencies have affected and may, in the future, adversely affect our businesses. We experienced adverse advertising sales impacts and suspended content production as a result of the COVID-19 pandemic, which led to delays in the creation and availability of substantially all of our programming. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with a pandemic or other public health emergency, the impact on our businesses could be exacerbated. In addition, remote work arrangements heighten the operational risks, including cybersecurity risks, to which we are subject.
We cannot reasonably predict the ultimate impact of any pandemic or public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic or public health emergency, the impact of governmental regulations that have been, and may continue to be, imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions.
In addition to the risks described above, to the extent that a pandemic or other public health emergency adversely affects our operations and financial condition, it may also heighten other risks described in this section.

We may not be successful in achieving sustaining or improving operating expense reductions, and might experience business disruptions associated with restructuring and cost reduction activities.

Our business has been, and may in the future be, the subject of restructuring and cost reduction initiatives. For example, we recently announced our plans to implement a restructuring plan designed to achieve significant cost reductions. We may not be successful in achieving the full cost reduction benefits we expect over the timeframe we expect, or at all, and the ongoing costs of implementing cost reduction and restructuring measures might be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional restructuring and cost reduction efforts, which could result in future restructuring charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring efforts and cost reduction activities prove ineffective. These actions may also distract management from other business opportunities and adversely impact employee productivity and morale.

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
Although a portion of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation, resulting in a potentially higher effective tax rate for the Company. This includes (i) what is referred to as "Subpart F Income," which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income and (ii) what is referred to as “global intangible low-taxed income,” which generally equals certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible business assets. While we may mitigate any potential negative impacts of the aforementioned regimes through claiming a foreign tax credit against our U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries that do not reduce our U.S. taxable income.

We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher or lower income or non-income tax expense. Also, various income tax proposals in the countries in which we operate and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws under which our taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such changes could negatively impact our business.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2022, our consolidated financial statements included approximately $5.6 billion of consolidated total assets, of which approximately $1.0 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2022, we had $2.8 billion principal amount of total long-term debt (excluding finance leases), $641.3 million of which is senior secured debt under our Credit Facility and $2.2 billion of which is senior unsecured debt.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance and our ability to borrow additional funds in the future. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the indentures governing our notes and other agreements we may enter into in the future.
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
We will need to refinance our existing indebtedness as it matures, and we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. As a result, we will be dependent upon our ability to access the capital and credit markets. Market conditions, including further changes in interest rates, may increase the risk that the terms of any refinancing will not be as favorable as the terms of the existing debt (including agreeing to more restrictive covenants on our business or needing to provide collateral securing the debt), or that we may not be able to refinance the existing debt at all. Failure to raise significant amounts of funding to repay these obligations at maturity on terms favorable to us, or at all, could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including reducing investments in new programming, selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash, any of which could adversely impact our business and financial condition. The Credit Facility and indentures governing our notes restrict, and market or business conditions may limit, our ability to do some of these things.
Although a significant amount of our outstanding debt has fixed interest rates, borrowings under our Credit Facility bear interest at variable rates. For example, our interest expense increased from approximately $129.1 million in 2021 to approximately $133.8 million in 2022 despite a relative constant amount of outstanding principal amount of total debt. As a result, increases in market interest rates have increased our interest expense and our debt service obligations. If interest rates were to continue rising, this would further increase the amount of interest expense that we would have to pay for borrowings under the Credit Facility. While we have in the past entered into hedging agreements limiting our exposure to higher interest rates, we did not have any interest rate swap contracts outstanding at December 31, 2022. We may enter into hedging agreements in the future, however any such agreements do not offer complete protection from this risk.

The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.
The agreements governing the Credit Facility and the indentures governing our notes contain covenants that, among other things, limit our ability to:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock;
•make investments;
•enter into transactions with affiliates;
•enter into strategic transactions; and
•sell assets or merge with other companies.
The Credit Facility requires us to comply with a Cash Flow Ratio and an Interest Coverage Ratio, each as defined in the Credit Facility. Compliance with these covenants may limit our ability to take actions, including repurchasing our common stock or making investments, that might be to our advantage or to the advantage of our stockholders.
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
As of December 31, 2022, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 3% of our outstanding Class A Common Stock and approximately 79% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement (the "Stockholders Agreement") that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan Siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
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
One of our executives, Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of MSGS and MSGE (each, an "Other Entity" and, collectively the "Other Entities"). Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. Seven members of our Board of Directors, including our Chairman, are directors of MSGS and seven members of our Board of Directors, including our Chairman, are directors of MSGE. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our proxy statement filed with the SEC on April 29, 2022 for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 904,000 square feet of space in the United States, including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms through 2027. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a term through 2029, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Georgia, Florida, Texas, Maryland and Illinois.
We lease approximately 177,000 square feet of space outside of the U.S., including in Spain, Hungary and the U.K. that support our international operations.
We believe our properties are adequate for our use.
Item 3. Legal Proceedings.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. In December 2022, the parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), which had been scheduled for a February 2023 jury trial. As a result, on January 9, 2023, the Plaintiffs filed with the court a notice of dismissal of the remaining claims, and on January 19, 2023, the court formally dismissed the case. On January, 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The Company believes the two remaining claims in the case for breach of contract, which will now be resolved through confidential binding arbitration, are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also bring a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2017 through December 31, 2022. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Warner Bros. Discovery, Inc., the Walt Disney Company, Fox Corporation (included from March 19, 2019, when trading began), Lions Gate Entertainment Corporation, Nexstar Media Group, Inc., Roku, Inc., and Paramount Global. The chart assumes $100 was invested on December 31, 2017 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
AMC Networks Inc.
S&P MidCap 400 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
AMC Networks Inc.	100	101.48	73.04	66.14	63.68	28.98
S&P MidCap 400 Index	100	88.92	112.21	127.54	159.12	138.34
Peer Group	100	98.14	127.85	156.98	135.08	73.94
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

As of February 10, 2023, there were 548 holders of record of our Class A Common Stock and 34 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2022. As of December 31, 2022, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2022 and 2021. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other. Analysis of our results of operations, on both a consolidated and segment basis, for the year ended December 31, 2020, including a comparison of 2021 to 2020, is included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2022 as well as an analysis of our cash flows for the years ended December 31, 2022 and 2021. The discussion of our financial condition and liquidity also includes a summary of our primary sources of liquidity. Analysis of our cash flows for the year ended December 31, 2020 is included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")(1), for the periods indicated.

Dollars in thousands	Year Ended December 31,		Change
	2022	2021	2022 vs. 2021
Revenues, net
Domestic Operations	$2,675,142	$2,580,616	3.7%
International and Other	442,525	511,317	(13.5)%
Inter-segment Eliminations	(21,122)	(14,325)	47.4%
	$3,096,545	$3,077,608	0.6%
Operating Income (Loss)
Domestic Operations	$286,517	$617,875	(53.6)%
International and Other	3,031	37,167	(91.8)%
Corporate / Inter-segment Eliminations	(202,632)	(165,120)	22.7%
	$86,916	$489,922	(82.3)%
Adjusted Operating Income (Loss)
Domestic Operations	$789,396	$845,441	(6.6)%
International and Other	68,989	83,294	(17.2)%
Corporate / Inter-segment Eliminations	(119,983)	(112,665)	6.5%
	$738,402	$816,070	(9.5)%

(1) Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 46 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Restructuring and other related charges
On November 28, 2022, the Company commenced a restructuring plan (the “Plan”) designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompasses initiatives that include, among other things, strategic programming assessments and organizational restructuring costs. The programming assessments pertain to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms. As a result of the Plan, the Company recorded restructuring and other related charges of $449.0 million for the year ended December 31, 2022, consisting of content impairments of $403.8 million and severance and other personnel costs of $45.2 million. The Company expects to incur additional restructuring and other related charges in 2023.
Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our global streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming services and also licenses such programming worldwide, and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. See Note 4 to the consolidated financial statements for additional information relating to the 2021 spin-off of the Levity comedy venues business.
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
Changes in revenue are primarily derived from changes in the contractual subscription rates charged for our services; the number of subscribers; the prices and number of advertising spots on our networks; and the availability, amount and timing of licensing fees earned from the distribution of our original programming. Our revenues may increase over time through contractual rate increases stipulated in our affiliation agreements. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may help fund the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services on various digital platforms such as AVOD and FAST services, integration of our advanced advertising products, and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.
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
Programming expenses, included in technical and operating expenses, represent the largest expenses of the Domestic Operations segment and primarily consists of amortization of program rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplinking and encryption.
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
Most original series require us to make up-front investments, which are often significant amounts. Our programming efforts are not always commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There was $403.8 million of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments. Refer to Note 5 to the consolidated financial statements for additional information. Program rights write-offs of $11.1 million were recorded for the year ended December 31, 2021 in technical and operating expense.
See "Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media (formerly Levity).
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the year ended December 31, 2022, distribution revenues represented 81% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract. Distribution revenues are derived from the distribution of our programming networks primarily in Europe and to a lesser extent, Latin America.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, production costs, and participation and residual costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Our programming efforts are not all commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
Similar to our Domestic Operations businesses, the most significant business challenges we expect to encounter in our International and Other businesses include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors' platforms, the number of subscribers on those platforms and economic pressures on subscription fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e., dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds, a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, "Risk Factors - We face risks from doing business internationally." in this Annual Report.
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
Capital and credit market disruptions, as well as other events such as pandemics or other health emergencies, inflation, international conflict and recession, could cause economic downturns, which may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services. Events such as these may adversely impact our results of operations, cash flows and financial position.

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
Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2022	2021	2022 vs. 2021
Revenues, net:
Subscription	$1,618,541	$1,568,576	3.2%
Content licensing and other	606,154	558,378	8.6%
Distribution and other	2,224,695	2,126,954	4.6%
Advertising	871,850	950,654	(8.3)%
Total revenues, net	3,096,545	3,077,608	0.6%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,515,902	1,432,083	5.9%
Selling, general and administrative	896,817	891,734	0.6%
Depreciation and amortization	107,227	93,881	14.2%
Impairment and other charges	40,717	159,610	(74.5)%
Restructuring and other related charges	448,966	10,378	4226.1%
Total operating expenses	3,009,629	2,587,686	16.3%
Operating income	86,916	489,922	(82.3)%
Other income (expense):
Interest expense, net	(120,436)	(118,830)	1.4%
Loss on extinguishment of debt	—	(22,074)	(100.0)%
Miscellaneous, net	3,568	25,214	(85.8)%
Total other income (expense)	(116,868)	(115,690)	1.0%
Net income (loss) from operations before income taxes	(29,952)	374,232	(108.0)%
Income tax benefit (expense)	40,980	(94,393)	(143.4)%
Net income including noncontrolling interests	11,028	279,839	(96.1)%
Net income attributable to noncontrolling interests	(3,434)	(29,243)	(88.3)%
Net income attributable to AMC Networks' stockholders	$7,594	$250,596	(97.0)%
Revenues
Subscription revenues increased 5.8% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Subscription revenues decreased 10.5% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Subscription revenues vary based on the impact of renewals of affiliation agreements and the number of subscribers to our services.
Content licensing and other revenues increased 18.0% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including $125.5 million for the delivery of an AMC Studios produced series to a third party in the fourth quarter of 2022. Content licensing and other revenues decreased 13.1% in our International and Other segment primarily due to the timing of productions at 25/7 Media.
Content licensing revenues vary based on the timing of availability of our programming to distributors.
Advertising revenues decreased 6.7% in our Domestic Operations segment primarily due to lower linear ratings, pricing softness, and fewer original programming episodes, partially offset by continued digital and advanced advertising revenue growth. Advertising revenues decreased 20.9% in our International and Other segment primarily due to the planned wind-down of two channels and softer ratings in the U.K., and the unfavorable impact of foreign currency translation at AMCNI.
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
Technical and operating expenses (excluding depreciation and amortization) increased 11.0% in our Domestic Operations segment primarily due to costs associated with the delivery of an AMC Studios produced series to a third party in the fourth quarter of 2022 and an increase in program rights amortization, partially offset by a decrease in other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) decreased 15.2% in our International and Other segment primarily due to the favorable impact of foreign currency translation at AMCNI, the timing of productions at 25/7 Media, and cost savings associated with the planned wind-down of two channels in the U.K.
Technical and operating expense includes write-offs of $12.8 million for the year ended December 31, 2021. Programming write-offs are based on management's periodic assessment of programming usefulness.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As additional competition for programming increases, costs for content acquisition and original programming may increase.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expenses (including share-based compensation expenses) increased 3.3% in our Domestic Operations segment primarily due to higher employee related costs, partially offset by lower share-based compensation expenses. Selling, general and administrative expenses (including share-based compensation expenses) decreased 6.4% in our International and other segment primarily related to the favorable impact of foreign currency translation at AMCNI and a decrease in administrative expenses at 25/7 Media, and decreased 4.9% in Corporate due to lower share-based compensation expenses.
There may be significant changes in the level of our selling, general and administrative expense due to the timing of promotions and marketing of original programming series.
Depreciation and amortization expenses
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Depreciation and amortization increased in Corporate due to higher depreciation of equipment and in our Domestic Operations segment due to the amortization of finite-lived intangible assets acquired in connection with the acquisition of Sentai Holdings in the fourth quarter of 2021.
Impairment and other charges
In December 2022, in connection with the preparation of our fourth quarter financial information, the Company performed its annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the International television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach. As a result, the Company recognized an impairment charge of $40.7 million, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.
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
Restructuring and other related charges
For 2022, restructuring and other related charges consisted of $403.8 million of strategic programming assessments and $45.2 million of organizational restructuring costs. Of the $449.0 million total charge, $423.2 million related to Domestic Operations, $2.9 million related to AMCNI, and $22.9 million related to Corporate.
For 2021, restructuring and other related charges consisted of (i) $6.1 million at AMCNI related to severance costs and the termination of distribution in certain international territories and (ii) $4.3 million of severance costs associated with the restructuring plan announced in November 2020.
Operating income
The decrease in operating income was primarily attributable to increases in restructuring and other related charges of $438.6 million and technical and operating expenses of $83.8 million, partially offset by a decrease in impairment and other charges of $118.9 million.
Interest expense, net
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility, partially offset by higher interest income and lower average daily balances and the refinancing of a portion of our outstanding senior notes at a lower interest rate in 2021.
Loss on extinguishment of debt
There was no loss on the extinguishment of debt for the year ended December 31, 2022.
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
Miscellaneous, net
The decrease in miscellaneous, net of $21.6 million was primarily related to a $13.4 million unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity and the impact of a $12.3 million gain recorded in the prior year in connection with the Company's acquisition of the remaining 50% interest in an equity method investment, partially offset by a $7.5 million impact of higher net gains from the sale of certain marketable equity securities.
Income tax benefit (expense)
Income tax benefit was $41.0 million for 2022, representing an effective tax rate of 137%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income tax benefit of $6.0 million and tax benefit of $70.4 million related to the deemed liquidation of a wholly-owned controlled foreign corporation, partially offset by tax expense of $32.6 million resulting from a net increase in valuation allowances for foreign deferred tax assets, state net operating losses and excess capital losses and tax expense of $10.4 million related to non-deductible compensation expense.
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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2022	2021	2022 vs. 2021
Revenues, net:
Subscription	$1,395,026	$1,318,732	5.8%
Content licensing and other	491,870	416,898	18.0%
Distribution and other	1,886,896	1,735,630	8.7%
Advertising	788,246	844,986	(6.7)%
Total revenues, net	2,675,142	2,580,616	3.7%
Technical and operating expenses (excluding depreciation and amortization)(a)	1,276,791	1,150,564	11.0%
Selling, general and administrative expenses(b)	626,203	596,559	5.0%
Majority-owned equity investees AOI	17,248	11,948	44.4%
Segment adjusted operating income	$789,396	$845,441	(6.6)%
(a) Technical and operating expenses excludes cloud computing amortization
(b) Selling, general and administrative expenses excludes share-based compensation expenses
Revenues
Subscription revenues increased primarily due to a 35.4% increase in streaming revenues driven by streaming subscriber growth, partially offset by a 5.8% decline in affiliate revenue. Affiliate revenue decreased due to basic subscriber declines, partially offset by contractual affiliate rate increases.
Subscription revenues include revenues related to the Company's streaming services of $501.9 million and $370.8 million for 2022 and 2021, respectively. Aggregate paid subscribers to our streaming services were approximately 11.8 million and 9.0 million at December 31, 2022 and 2021, respectively.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries in the period, including $125.5 million for the delivery of an AMC Studios produced series to a third party in the fourth quarter of 2022 partially offset by the delivery of fewer episodes of The Walking Dead World Beyond and Fear the Walking Dead, both of which were strong contributors in the prior year.
Advertising revenues decreased primarily due to lower linear ratings, softness in the advertising market, and fewer original programming episodes, partially offset by continued digital and advanced advertising revenue growth.

The following table presents certain subscriber information for our national programming networks at December 31, 2022 and 2021:

	Estimated U.S. Subscribers as measured by Nielsen
(In thousands)	December 31, 2022	December 31, 2021
National Programming Networks:
AMC	69,900	78,300
WE tv	68,200	75,500
BBC AMERICA	64,600	73,000
IFC	60,000	68,000
SundanceTV	58,400	65,900
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to costs associated with the delivery of an AMC Studios produced series to a third party in the fourth quarter of 2022 and an increase in program rights amortization, partially offset by a decrease in other direct programming costs.
There were no material write-offs included in program rights amortization expense in 2022. Program rights amortization expense includes write-offs $11.1 million for 2021. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses (excluding share-based compensation expenses) increased primarily due to higher employee related costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to increases in technical and operating expenses of $126.2 million and selling, general and administrative expenses of $29.6 million, partially offset by an increase in revenues of $94.5 million.

International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2022	2021	2022 vs. 2021
Revenues, net:
Subscription	$223,515	$249,844	(10.5)%
Content licensing and other	135,406	155,805	(13.1)%
Distribution and other	358,921	405,649	(11.5)%
Advertising	83,604	105,668	(20.9)%
Total revenues, net	442,525	511,317	(13.5)%
Technical and operating expenses (excluding depreciation and amortization)	257,097	303,045	(15.2)%
Selling, general and administrative expenses(a)	116,439	124,978	(6.8)%
Segment adjusted operating income	$68,989	$83,294	(17.2)%
(a) Selling, general and administrative expenses excludes share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased primarily due to the timing of productions at 25/7 Media.

Advertising revenues decreased primarily due to the planned wind-down of two channels and softer ratings in the U.K., and the unfavorable impact of foreign currency translation at AMCNI.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased due to the favorable impact of foreign currency translation at AMCNI, the timing of productions at 25/7 Media, and cost savings associated with the planned wind-down of two channels in the U.K.
There were no material write-offs included in program rights amortization expense in 2022. Program rights amortization expense includes write-offs $1.7 million for 2021. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to the favorable impact of foreign currency translation at AMCNI and a decrease in administrative expenses at 25/7 Media related to the March 2021 spin off of the comedy venues.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues of $68.8 million, partially offset by decreases in technical and operating expenses of $45.9 million and selling, general and administrative expenses of $8.5 million.

Corporate / Inter-segment Eliminations
The following table sets forth our Corporate / Inter-segment Eliminations results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2022	2021	2022 vs. 2021
Revenues, net	$(21,122)	$(14,325)	47.4%
Operating expenses:
Technical and operating expenses (excluding depreciation and amortization)(a)	(18,375)	(21,526)	(14.6)%
Selling, general and administrative expenses(b)	117,236	119,866	(2.2)%
Segment adjusted operating income	$(119,983)	$(112,665)	6.5%
(a) Technical and operating expenses excludes cloud computing amortization
(b) Selling, general and administrative expenses excludes share-based compensation expenses and cloud computing amortization
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
Selling, general and administrative expenses decreased primarily due to lower long-term incentive compensation, partially offset by an increase in expenses associated with technology investments.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Year Ended December 31, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$286,517	$3,031	$(202,632)	$86,916
Share-based compensation expenses	12,815	3,900	13,271	29,986
Depreciation and amortization	49,588	18,487	39,152	107,227
Impairment and other charges	—	40,717	—	40,717
Restructuring and other related charges	423,205	2,854	22,907	448,966
Cloud computing amortization	23	—	7,319	7,342
Majority owned equity investees AOI	17,248	—	—	17,248
Adjusted operating income (loss)	$789,396	$68,989	$(119,983)	$738,402

	Year Ended December 31, 2021
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$617,875	$37,167	$(165,120)	$489,922
Share-based compensation expenses	22,077	3,627	22,221	47,925
Depreciation and amortization	48,025	19,807	26,049	93,881
Impairment and other charges	143,000	16,610	—	159,610
Restructuring and other related charges	2,516	6,083	1,779	10,378
Cloud computing amortization	—	—	2,406	2,406
Majority owned equity investees AOI	11,948	—	—	11,948
Adjusted operating income (loss)	$845,441	$83,294	$(112,665)	$816,070

Liquidity and Capital Resources
Overview
Our operations have historically generated positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our revolving credit facility and, subject to market conditions, access to capital and credit markets. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets.
Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2022. As of December 31, 2022, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to invest in original programming, the funding of which generally occurs six to nine months in advance of a program's airing.
As of December 31, 2022, our consolidated cash and cash equivalents balance of $930.0 million includes approximately $338.3 million held by foreign subsidiaries. Most or all of the earnings of our foreign subsidiaries will continue to be permanently reinvested in foreign operations and we do not expect to incur any significant, additional taxes related to such amounts, nor have any been provided for in the current period.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our revolving credit facility, borrowings under additional financing facilities and, when we have access to capital and credit markets, proceeds from the sale of new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the then outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, tender offers or otherwise or redeem the outstanding balances of our indebtedness. Given the maturity dates of our 5.00% senior notes due 2024 and our 4.75% senior notes due 2025, we may access the capital or credit markets in the near term to refinance those senior notes through privately negotiated transactions, tender offers or redemptions.
Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. See Item 1A, "Risk Factors – Risks Related to Our Debt" in this Annual Report.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2022	2021
Cash provided by operating activities	$181,834	$143,474
Cash used in investing activities	(39,385)	(26,582)
Cash used in financing activities	(97,115)	(84,103)
Net increase in cash and cash equivalents	$45,334	$32,789
Operating Activities
Net cash provided by operating activities for 2022 and 2021 amounted to $181.8 million and $143.5 million, respectively.
In 2022, net cash provided by operating activities primarily resulted from $1,524.6 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $1,347.4 million. Changes in all other assets and liabilities during the year resulted in a net cash inflow of $4.6 million.
In 2021, net cash provided by operating activities primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $1,425.5 million, partially offset by payments for program rights of $1,297.8 million. Changes in all other assets and liabilities resulted in a net cash inflow of $15.8 million.

Investing Activities
Net cash used in investing activities for 2022 and 2021 was $39.4 million and $26.6 million, respectively.
In 2022, net cash used in investing activities primarily consisted of capital expenditures of $44.3 million and an additional investment in an equity security of $5.0 million, partially offset by proceeds from the sales of a marketable equity security of $9.9 million.
In 2021, net cash used in investing activities was primarily related to the acquisition of investments of $30.3 million, payments for the acquisition of a business of $62.1 million, and capital expenditures of $42.6 million, partially offset by proceeds from the sales of investments of $95.4 million and the collection of a loan for $20.0 million. All other changes in investing activities resulted in a decrease of $7.0 million.
Financing Activities
Net cash used in financing activities for 2022 and 2021 was $97.1 million and $84.1 million, respectively.
In 2022, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $35.0 million, principal payments on the Term Loan A Facility of $33.8 million, taxes paid in lieu of shares issued for equity-based compensation of $22.3 million, principal payments on finance leases of $3.6 million, and the purchase of noncontrolling interests of $2.5 million.
In 2021, net cash used in financing activities consisted of principal payments, net of proceeds, on long-term debt (including the redemption of $400 million of 4.75% Notes due December 2022 and $600 million of 5.00% Notes due April 2024) of $30.5 million, taxes paid in lieu of shares issued for equity-based compensation of $32.9 million, and distributions to noncontrolling interests of $29.4 million and payments on finance leases of $3.8 million, partially offset by proceeds from the exercise of stock options of $9.8 million and contributions from noncontrolling interests of $2.7 million.

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2022	December 31, 2021
Senior Secured Credit Facility:(a)
Term Loan A Facility	$641,250	$675,000
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Principal amount of debt	$2,841,250	$2,875,000
(a)     The Company's $500 million revolving credit facility remains undrawn at December 31, 2022. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
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
AMC Networks was in compliance with all of its debt covenants as of December 31, 2022.
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
Note Guarantees
Debt of AMC Networks as of December 31, 2022 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025, and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2022		Year Ended December 31, 2021
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$2,244,245	$—	$2,137,263
Operating expenses	—	2,165,131	—	1,713,682
Operating income	$—	$79,114	$—	$423,581
Income (loss) before income taxes	$(49,040)	$91,088	$314,283	$472,985
Net income	7,594	82,396	250,596	463,637

Balance Sheet	December 31, 2022		December 31, 2021
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$79,020	$—	$—
Current assets	44,045	1,258,759	9,991	1,242,724
Non-current assets	3,893,205	3,706,858	4,010,028	3,633,383

Liabilities and equity:
Amounts due to subsidiaries	$68,682	$6,783	$12,797	$5,324
Current liabilities	157,658	872,109	100,969	671,041
Non-current liabilities	2,972,602	330,467	3,067,962	331,860

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
There were no significant program write-offs included in technical and operating expense for the year ended December 31, 2022. Refer to Note 5 for amounts recorded to restructuring expense in connection with the Company’s strategic programming assessments. Program rights write-offs of $12.8 million were recorded for the year ended December 31, 2021.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our intangible assets as of December 31, 2022 is $354.7 million, of which $260.8 million is comprised of affiliate relationships acquired in business combinations. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expenses in future periods.
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
For our annual impairment test, we performed quantitative impairment tests for all reporting units. The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. The quantitative impairment test evaluates whether the carrying value of a reporting unit exceeds its estimated fair value. We estimate the fair value of our reporting units based on the present value of future cash flows (“Discounted Cash Flow Method”) and the total enterprise value multiples of publicly traded comparable companies (“Market Comparables Method”). The Discounted Cash Flow Method requires us to make various assumptions regarding the timing and amount of future cash flows, including revenue growth rates, operating margins, and programming and working capital investments for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on internal forecasts, which incorporates our long-term business plans and historical trends and are subject to a greater degree of uncertainty in times of adverse economic conditions. The terminal value is estimated based on a perpetual growth rate, which is based on historical and projected inflation and economic indicators, as well as industry growth projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. The Market Comparables Method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies.
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	December 31, 2022
Domestic Operations	$349,292
International and Other	294,127
$643,419
Based on our annual impairment tests for goodwill during 2022, we recorded an impairment charge of $40.7 million related to our AMCNI reporting unit. For our two other reporting units, we concluded that the estimated fair value of the reporting units exceeded their respective carrying values by 27% and 15%, and therefore no impairment charge was required. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2022, the fair value of our fixed rate debt of $1.60 billion was lower than its carrying value of $2.18 billion by $575.8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2022 would increase the estimated fair value of our fixed rate debt by approximately $48.6 million to approximately $1.65 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the year ended December 31, 2022, we did not have any interest rate swap contracts outstanding.
As of December 31, 2022, we have $2.8 billion of debt outstanding (excluding finance leases), of which $641.3 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2022 would increase our annual interest expense by approximately $6.4 million. The interest rate paid on approximately 77% of our debt (excluding finance leases) as of December 31, 2022 is fixed.
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

The Company recognized foreign currency transaction gains (losses) of $(1.2) million and $12.2 million for the years ended December 31, 2022 and 2021, respectively, related to foreign currency transactions. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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
Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 62 of this Annual Report, and are incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Interim Executive Chairman) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2022, the Company's principal executive officer (our Interim Executive Chairman) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the principal executive officer (our Interim Executive Chairman) and our principal financial officer (our Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-1.

(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2022 (the "2023 Proxy Statement"), which is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2023 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2023 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2023 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2023 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 62.
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

10.8
Amended and Restated Employment Agreement dated December 11, 2020, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.9
Amendment, dated August 23, 2021, to Amended and Restated Employment Agreement, dated December 11, 2020, by and between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.10
Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Christina Spade (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.11
Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Patrick O'Connell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.12
Employment Agreement, dated August 23, 2021, by and between AMC Networks Inc. and Matthew Blank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.13
Employment Agreement, dated August 24, 2021, by and between AMC Networks Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.14
Amended and Restated Employment Agreement dated October 13, 2016 by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 14, 2016).

10.15
Separation Agreement, dated September 28, 2021, by and between AMC Networks Inc. and Edward A. Carroll (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.16
Employment Agreement, dated October 19, 2022, by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.17
Employment Agreement dated January 12, 2021, between AMC Networks Inc. and Christina Spade (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.18
Amendment, dated November 19, 2021, to Employment Agreement dated January 12, 2021, by and between AMC Networks Inc. and Christina Spade (incorporated by reference to Exhibit 10.17 on Form 10-K for the year ended December 31, 2021).

10.19
Form of AMC Networks Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.20	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.21	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.22	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.23	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.25	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.26	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.27 on Form 10-K for the year ended December 31, 2021).

10.27
Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605 LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.28
Statement of Work for Strategic Analytic Services, dated August 1, 2022, by and between Rainbow Media Holdings LLC and 605, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.29	AMC Networks Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 on Form 10-K for the year ended December 31, 2021).

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 17, 2023	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Patrick O'Connell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James L. Dolan	Interim Executive Chairman and Director	February 17, 2023
James L. Dolan	(Principal Executive Officer)

/s/ Patrick O'Connell	Executive Vice President and Chief Financial Officer	February 17, 2023
Patrick O'Connell	(Principal Financial Officer)

/s/ Michael J. Sherin III	Executive Vice President and Chief Accounting Officer	February 17, 2023
Michael J. Sherin III	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman Emeritus and Director	February 17, 2023
Charles F. Dolan

/s/ William J. Bell	Director	February 17, 2023
William J. Bell

/s/ Matthew Blank	Director	February 17, 2023
Matthew Blank

/s/ Joseph M. Cohen	Director	February 17, 2023
Joseph M. Cohen

/s/ Aidan. Dolan	Director	February 17, 2023
Aidan Dolan

/s/ Kristin A. Dolan	Director	February 17, 2023
Kristin A. Dolan

/s/ Patrick F. Dolan	Director	February 17, 2023
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 17, 2023
Thomas C. Dolan

/s/ Brian G. Sweeney	Director	February 17, 2023
Brian G. Sweeney

/s/ Vincent Tese	Director	February 17, 2023
Vincent Tese

/s/ Leonard Tow	Director	February 17, 2023
Leonard Tow

/s/ David E. Van Zandt	Director	February 17, 2023
David E. Van Zandt

/s/ Carl E. Vogel	Director	February 17, 2023
Carl E. Vogel

/s/ Marianne Dolan Weber	Director	February 17, 2023
Marianne Dolan Weber

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 17, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Assessment of the carrying value of goodwill in the AMC Networks International (AMCNI) reporting unit
As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance for the International and Other segment was $294.1 million at December 31, 2022, which includes its AMCNI reporting unit. The Company performs goodwill impairment testing at the reporting unit level on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company recognized an impairment charge of $40.7 million for the year ended December 31, 2022 to reduce the carrying value of the AMCNI reporting unit to its fair value.
We identified the assessment of the carrying value of goodwill in the AMCNI reporting unit as a critical audit matter. Revenue growth rates, long-term growth rate and the discount rate used by the Company to estimate the fair value of the reporting unit involved especially challenging auditor judgment and could have a significant effect on the Company’s assessment of the carrying value of the reporting unit’s goodwill.
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

Assessment of amortization of owned original program rights predominantly monetized individually
As discussed in Note 6 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2022 was $876.9 million, of which $215.5 million relates to completed productions predominantly monetized individually. Program rights that are predominantly monetized individually are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to-date as a percentage of total projected attributable revenue (“ultimate revenue”) under the individual-film-forecast-computation method. The Company bases its estimates of ultimate revenue primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on the Company’s expectation of future exhibitions. The Company periodically reviews ultimate revenue estimates and projected program usage and revises assumptions, if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value.
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
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report, dated February 17, 2023, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 17, 2023

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$930,002	$892,221
Accounts receivable, trade (less allowance for doubtful accounts of $8,725 and $8,030)	722,185	815,444
Current portion of program rights, net	10,807	10,068
Prepaid expenses and other current assets	286,875	282,453
Total current assets	1,949,869	2,000,186
Property and equipment, net of accumulated depreciation of $344,906 and $286,133	202,034	225,791
Program rights, net	1,762,939	1,731,838
Intangible assets, net	354,676	399,434
Goodwill	643,419	709,344
Deferred tax assets, net	13,618	11,334
Operating lease right-of-use assets	108,229	125,866
Other assets	599,052	545,153
Total assets	$5,633,836	$5,748,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$172,009	$173,207
Accrued liabilities	419,065	340,407
Current portion of program rights obligations	374,115	307,054
Deferred revenue	134,883	167,071
Current portion of long-term debt	33,750	33,750
Current portion of lease obligations	36,411	36,596
Total current liabilities	1,170,233	1,058,085
Program rights obligations	200,869	218,321
Long-term debt, net	2,778,703	2,804,720
Lease obligations	124,799	151,839
Deferred tax liabilities, net	112,642	163,600
Other liabilities	139,108	165,860
Total liabilities	4,526,354	4,562,425
Commitments and contingencies
Redeemable noncontrolling interests	253,669	283,849
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,118 and 65,485 shares issued and 31,525 and 30,892 shares outstanding, respectively	661	655
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	360,251	347,971
Accumulated earnings	2,105,641	2,098,047
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(239,798)	(175,818)
Total AMC Networks stockholders' equity	806,988	851,088
Non-redeemable noncontrolling interests	46,825	51,584
Total stockholders' equity	853,813	902,672
Total liabilities and stockholders' equity	$5,633,836	$5,748,946
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2022	2021	2020
Revenues, net	$3,096,545	$3,077,608	$2,814,956
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,515,902	1,432,083	1,401,591
Selling, general and administrative	896,817	891,734	708,820
Depreciation and amortization	107,227	93,881	104,606
Impairment and other charges	40,717	159,610	122,227
Restructuring and other related charges	448,966	10,378	35,068
Total operating expenses	3,009,629	2,587,686	2,372,312
Operating income	86,916	489,922	442,644
Other income (expense):
Interest expense	(133,762)	(129,073)	(138,610)
Interest income	13,326	10,243	30,032
Loss on extinguishment of debt	—	(22,074)	(2,908)
Miscellaneous, net	3,568	25,214	71,221
Total other expense	(116,868)	(115,690)	(40,265)
Income (loss) from operations before income taxes	(29,952)	374,232	402,379
Income tax benefit (expense)	40,980	(94,393)	(145,391)
Net income including noncontrolling interests	11,028	279,839	256,988
Net income attributable to noncontrolling interests	(3,434)	(29,243)	(17,009)
Net income attributable to AMC Networks' stockholders	$7,594	$250,596	$239,979

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.18	$5.92	$4.70
Diluted	$0.17	$5.77	$4.64

Weighted average common shares:
Basic	43,135	42,361	51,016
Diluted	43,731	43,439	51,733

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	2022	2021	2020
Net income including noncontrolling interests	$11,028	$279,839	$256,988
Other comprehensive income (loss):
Foreign currency translation adjustment	(66,630)	(43,783)	33,562
Unrealized gain (loss) on interest rate swaps	—	2,403	(437)
Other comprehensive income (loss), before income taxes	(66,630)	(41,380)	33,125
Income tax benefit (expense)	2	(577)	114
Other comprehensive income (loss), net of income taxes	(66,628)	(41,957)	33,239
Comprehensive income (loss)	(55,600)	237,882	290,227
Comprehensive income attributable to noncontrolling interests	(786)	(28,154)	(17,487)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$(56,386)	$209,728	$272,740
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2019	$639	$115	$286,491	$1,609,428	$(1,063,181)	$(167,711)	$665,781	$25,724	$691,505
Net income attributable to AMC Networks’ stockholders	—	—	—	239,979	—	—	239,979	—	239,979
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,131	1,131
Adoption of ASU 2016-13, credit losses	—	—	—	(1,956)	—	—	(1,956)	—	(1,956)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,037)	(1,037)
Other comprehensive income	—	—	—	—	—	32,761	32,761	478	33,239
Share-based compensation expenses	—	—	52,908	—	—	—	52,908	—	52,908
Treasury stock acquired	—	—	—	—	(356,701)	—	(356,701)	—	(356,701)
Restricted stock units converted to shares	7	—	(15,974)	—	—	—	(15,967)	—	(15,967)
Balance, December 31, 2020	646	115	323,425	1,847,451	(1,419,882)	(134,950)	616,805	26,296	643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	250,596	—	—	250,596	—	250,596
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	12,013	12,013
Transfer from redeemable noncontrolling interest	—	—	—	—	—	—	—	18,367	18,367
Distributions to noncontrolling member	—	—	—	—	—	—	—	(4,282)	(4,282)
Acquisition of noncontrolling interest	—	—	(279)	—	—	—	(279)	279	—
Other comprehensive loss	—	—	—	—	—	(40,868)	(40,868)	(1,089)	(41,957)
Share-based compensation expenses	—	—	47,925	—	—	—	47,925	—	47,925
Proceeds from exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Net share issuance under employee stock plans	9	—	(32,895)	—	—	—	(32,886)	—	(32,886)
Balance, December 31, 2021	655	115	347,971	2,098,047	(1,419,882)	(175,818)	851,088	51,584	902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	7,594	—	—	7,594	—	7,594
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	6,708	6,708
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(7,522)	(7,522)
Other comprehensive loss	—	—	—	—	—	(63,980)	(63,980)	(2,648)	(66,628)
Share-based compensation expenses	—	—	37,684	—	—	—	37,684	—	37,684
Net share issuance under employee stock plans	6	—	(22,338)	—	—	—	(22,332)	—	(22,332)
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$11,028	$279,839	$256,988
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	107,227	93,881	104,606
Impairment and other charges	40,717	16,699	122,227
Share-based compensation expenses related to equity classified awards	29,986	47,925	52,908
Non-cash restructuring and other related charges	336,744	4,329	5,359
Amortization and write-offs of program rights	1,008,470	909,339	923,886
Amortization of deferred carriage fees	34,234	29,709	28,231
Unrealized foreign currency transaction loss (gain)	8,692	(16,882)	3,099
Amortization of deferred financing costs and discounts on indebtedness	7,733	7,729	8,005
Loss on extinguishment of debt	—	22,074	2,908
Bad debt expense (recoveries)	2,202	5,337	(2,843)
Deferred income taxes	(50,689)	34,010	23,159
Gains on investments	(4,084)	(1,306)	(97,617)
Write-down of non-marketable equity securities and note receivable	—	—	20,000
Other, net	(7,667)	(7,216)	(594)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	70,371	(56)	63,337
Prepaid expenses and other assets	(34,069)	(183,861)	64,060
Program rights and obligations, net	(1,347,351)	(1,297,782)	(850,013)
Income taxes payable	(148)	(3,467)	6,703
Deferred revenue	(63,622)	126,832	7,202
Deferred carriage fees, net	(39,590)	(53,065)	(8,833)
Accounts payable, accrued liabilities and other liabilities	71,650	129,406	15,958
Net cash provided by operating activities	181,834	143,474	748,736
Cash flows from investing activities:
Capital expenditures	(44,272)	(42,572)	(46,595)
Return of capital from investees	1,771	—	1,872
Acquisition of investments	(5,002)	(30,273)	(5,440)
Loans to investees	(2,456)	—	—
Cash paid on distribution of business	—	(7,052)	—
Principal payments received on loans to investees	720	20,000	5,000
Payments for acquisitions of businesses, net of cash acquired	—	(62,055)	—
Proceeds from sale of investments	9,854	95,370	10,000
Net cash used in investing activities	(39,385)	(26,582)	(35,163)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	986,000	6,000
Principal payments on long-term debt	(33,750)	(1,016,500)	(262,250)
Deemed repurchases of restricted stock units	(22,332)	(32,886)	(15,967)
Purchase of treasury stock	—	—	(356,701)
Proceeds from stock option exercises	—	9,795	—
Principal payments on finance lease obligations	(3,576)	(3,800)	(3,261)
Purchase of noncontrolling interests	(2,500)	—	—
Contributions from noncontrolling interests	—	2,702	—
Distributions to noncontrolling interests	(34,957)	(29,414)	(15,819)
Net cash used in financing activities	(97,115)	(84,103)	(647,998)
Net increase in cash and cash equivalents from operations	45,334	32,789	65,575
Effect of exchange rate changes on cash and cash equivalents	(7,553)	(29,094)	6,781
Cash and cash equivalents at beginning of year	892,221	888,526	816,170
Cash and cash equivalents at end of year	$930,002	$892,221	$888,526
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our programming services and AMC Broadcasting & Technology. Our programming services consist of our five national programming networks, our global streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE), AMC+ and other streaming initiatives. Our AMC Studios operation produces original programming for our programming networks and also licenses such programming worldwide, and IFC Films is our film distribution business. AMC Networks Broadcasting & Technology, our technical services business, primarily services most of the national programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. See Note 4 relating to the 2021 spin-off of the Levity comedy venues business.
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
Technical and Operating Expenses
Costs of revenues, including but not limited to programming expenses, primarily consisting of amortization of program rights, such as those for original programming, feature films and licensed series, participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting and formatting are classified as technical and operating expenses in the consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $379.0 million, $383.0 million and $246.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction gains (losses) of $(1.2) million, $12.2 million and $(4.0) million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
Accounts Receivable, Trade
The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable using a forward looking expected loss model by evaluating the collectability of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. As of December 31, 2022 and 2021, the Company had $281.3 million and $293.4 million, respectively, of accounts receivable contractually due in excess of one-year, which are included in other assets in the consolidated balance sheets.

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
Owned original programming costs are recorded as program rights on the consolidated balance sheet. Program rights that are monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern. Projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage of similar content. To a lesser extent, program rights that are predominantly monetized individually are amortized to technical and operating expenses over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. Projected attributable revenue can change based upon programming market acceptance, levels of distribution and advertising revenue and decisions regarding planned program usage. These calculations require management to make assumptions and to apply judgment regarding revenue and planned usage. Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary, which could impact the timing of amortization expense or result in a write-down to fair value. Any capitalized development costs for programs that the Company determines will not be produced are written off at the earlier of the time of abandonment or three years.
The Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. See Note 6 for further discussion regarding program rights.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. These tax incentives generally provide for refundable or transferable tax credits upon meeting established levels of qualified production spending within a participating jurisdiction and may be received prior to or after completion of a production. Production tax incentives are included in prepaid and other current assets or other assets in the consolidated balance sheet with a corresponding reduction to the cost basis of the Company’s programming assets when collection becomes probable, and reduces program rights amortization over the life of the title. Receivables related to tax incentives earned on production spend as of December 31, 2022 were $143.1 million and $104.5 million recorded in Prepaid expenses and other current assets and Other assets, respectively.
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
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions (less distributions received in prior periods that were determined to be returns of investment) exceed the Company's portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. See Note 7 for further discussion regarding investments.
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
The Company reviews its long-lived assets (property and equipment, and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset group, an impairment loss is recognized as the amount by which the carrying amount of the asset group exceeds its fair value. See Note 9 for further discussion regarding impairment tests of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
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
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets established in connection with business combinations consist of trademarks. The annual indefinite-lived intangible asset impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
See Note 9 for further discussion regarding impairment tests of goodwill and indefinite-lived intangible assets.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and estimates with regard to the liability for unrecognized tax benefits resulting from uncertain tax positions. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. The Company provides deferred taxes for the outside basis difference for its investment in partnerships and uses the deferral method to recognize the income tax benefit from investment tax credits. Global intangible low taxed income (“GILTI”) tax is treated as a period expense. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 16 for further discussion regarding commitments and contingencies.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2022, two customers accounted for 14% and 12%, respectively, of accounts receivable (short and long-term). As of December 31, 2021, two customers accounted for 14% and 13%, respectively, of accounts receivable (short and long-term).
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
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Basic weighted average shares outstanding	43,135	42,361	51,016
Effect of dilution:
Stock options	—	3	—
Restricted stock units	596	1,075	717
Diluted weighted average shares outstanding	43,731	43,439	51,733
As of December 31, 2022, 2021 and 2020, 0.8 million, 0.4 million, and 0.3 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AMC Networks Class B stockholders are parties to an agreement which has the effect of causing the voting power of these AMC Networks Class B stockholders to be cast as a block.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the years ended December 31, 2022 and 2021, the Company did not repurchase any shares of its Class A common stock. As of December 31, 2022, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.
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
The following table summarizes common stock share activity for all years presented:

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2019	44,078	11,484
Share repurchases	(14,785)	—
Employee and non-employee director stock transactions*	682	—
Balance at December 31, 2020	29,975	11,484
Employee and non-employee director stock transactions*	917	—
Balance at December 31, 2021	30,892	11,484
Employee and non-employee director stock transactions*	633	—
Balance at December 31, 2022	31,525	11,484
*Reflects common stock activity in connection with restricted stock units and stock options granted to employees, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting policies used to account for the transactions, and the effect of the transactions on the financial statements. The Company adopted the new guidance prospectively for the year ended December 31, 2022, which impacts disclosures of tax incentives related to the production of content.
Effective January 1, 2021, the Company adopted FASB ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
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
Distribution
The majority of the Company’s distribution revenues relate to sales-based and usage-based royalties which are recognized on the later of (i) when the subsequent sale or usage occurs and (ii) satisfaction or partial satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated to. Occasionally, the Company incurs costs to obtain a distribution contract and these costs are amortized over the period of the related distribution contract as a reduction of revenue.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's performance obligation in connection with its streaming services is a license of functional intellectual property that is satisfied as the Company provides its programming over the term of the agreement. Subscription fees for the Company's streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. The Company applies the sales-based or usage-based royalty guidance, and accordingly, recognizes revenue in the period of usage, based on the subscription fee earned during the period.
Content licensing revenue: The Company licenses its original programming content to certain distributors, including under streaming, pay-per-view ("PPV") and electronic sell-through ("EST") arrangements. For streaming licensing arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs at the later of the beginning of the license period, or when we provide the programming to the distributor. The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series or a film. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes. The Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. A contract asset is recognized for the difference between the revenue recognized and the amount we are permitted to invoice.
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
Advertising
The Company generates revenues from the sale of advertising time on its networks. In such arrangements, the Company generally promises to air a certain number of commercials (spots) and to generate guaranteed viewer ratings for an audience demographic (impressions) over a period that generally does not exceed one year. The promise to deliver impressions by airing spots represents the Company’s performance obligation. Advertising revenues are recognized as commercials are aired, to the extent that guaranteed viewer ratings are achieved. A contract liability is recognized to the extent the guaranteed viewer ratings are not met, and is subsequently recognized as revenue either when the Company provides the required additional advertising or the guarantee obligation contractually expires. Generally, payment terms are 30 days after revenue is earned.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
The Company earns revenue from production and transmission services. Such services are recognized as revenue as the services are performed.
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2022. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2022, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
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
When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The primary source of the Company’s contract liabilities relates to advertising sales arrangements and content licensing arrangements, including payments received in connection with an AMC Studios produced series for a third party. As noted above, the Company’s programming networks generally guarantee viewer ratings for its programming. If these guaranteed viewer ratings are not met, the Company is required to provide additional advertising units to the advertiser. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met, representing a contract liability, and is subsequently recognized either when the Company provides the required additional advertising time or the guarantee obligation contractually expires. In certain content licensing arrangements, payment may be received in advance of a distributor's ability to exhibit a program. Such payments are recorded as a contract liability and subsequently recognized when the program becomes available for exhibition.
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2022	December 31, 2021
Balances from contracts with customers:
Accounts receivable (including long-term receivables, within Other assets)	$1,003,505	$1,106,225
Contract assets, short-term (included in Prepaid expenses and other current assets)	48,594	69,351
Contract assets, long-term (included in Other assets)	—	29,323
Contract liabilities, short-term (Deferred revenue)	134,883	167,071
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	683	31,832
(a)Revenue recognized for the twelve months ended December 31, 2022, 2021, and 2020, relating to the contract liabilities at December 31, 2021, 2020, and 2019 was $185.6 million, $61.2 million, and $47.2 million, respectively.
Note 4. Impairment and Other Charges
In December 2022, in connection with the preparation of its fourth quarter financial information, the Company performed its annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the International television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach. As a result, the Company recognized an impairment charge of $40.7 million, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.

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
Note 5. Restructuring and Other Related Charges
On November 28, 2022, the Company commenced a restructuring plan (the “Plan”) designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompasses initiatives that include, among other things, strategic programming assessments and organizational restructuring costs. The Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertain to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms. As a result of the Plan, the Company recorded restructuring and other related charges of $449.0 million for the year ended December 31, 2022, consisting of content impairments of $403.8 million and severance and other personnel costs of $45.2 million. The Company expects to incur additional restructuring and other related charges in 2023.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Domestic Operations	$423,205	$2,516	$22,946
International and Other	2,854	6,083	6,410
Corporate / Inter-segment Eliminations	22,907	1,779	5,712
Total restructuring and other related charges	$448,966	$10,378	$35,068

The following table summarizes the restructuring and other related charges recognized for the three years:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Restructuring charges	$45,212	$10,378	$35,068
Content impairments	403,754	—	—
Total restructuring and other related charges	$448,966	$10,378	$35,068
The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2020	$25,571	$31	$25,602
Charges	5,921	4,457	10,378
Cash payments	(31,245)	(256)	(31,501)
Non-cash adjustments	—	(4,201)	(4,201)
Currency translation	64	(2)	62
Balance at December 31, 2021	311	29	340
Charges	45,212	403,754	448,966
Cash payments	(311)	(13)	(324)
Non-cash adjustments	(7,698)	(329,046)	(336,744)
Currency translation	(364)	—	(364)
Balance at December 31, 2022	$37,150	$74,724	$111,874
Accrued restructuring and other related costs of $108.0 million and $3.9 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2022. Accrued restructuring and other related costs of $0.3 million are included in Accrued liabilities in the consolidated balance sheet at December 31, 2021.
Note 6. Program Rights and Obligations
Program Rights
Effective January 1, 2020, the Company adopted FASB ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The guidance impacts the Company as follows:
•Allows for the classification of acquired/licensed program rights as long-term assets. Previously, the Company reported a portion of these rights in current assets. Advances for live program rights made prior to the live event and acquired/licensed program rights with license terms of less than one year continue to be reported in current assets.
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$215,496	$322,248	$537,744
In-production and in-development	45,098	294,086	339,184
Total owned original program rights, net	$260,594	$616,334	$876,928

Licensed program rights, net:
Licensed film and acquired series	$3,092	$642,768	$645,860
Licensed originals	5,373	171,418	176,791
Advances and content versioning costs	—	74,167	74,167
Total licensed program rights, net	8,465	888,353	896,818
Program rights, net	$269,059	$1,504,687	$1,773,746

Current portion of program rights, net			$10,807
Program rights, net (long-term)			1,762,939
			$1,773,746

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$185,228	$127,470	$312,698
In-production and in-development	161,881	264,927	426,808
Total owned original program rights, net	$347,109	$392,397	$739,506

Licensed program rights, net:
Licensed film and acquired series	$7,005	$620,935	$627,940
Licensed originals	61,923	148,063	209,986
Advances and content versioning costs	57,278	107,196	164,474
Total licensed program rights, net	126,206	876,194	1,002,400
Program rights, net	$473,315	$1,268,591	$1,741,906

Current portion of program rights, net			$10,068
Program rights, net (long-term)			1,731,838
			$1,741,906

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Included in Technical and operating:
Owned original program rights	$279,910	$182,695	$462,605
Licensed program rights	37,935	507,930	545,865
	$317,845	$690,625	$1,008,470
Included in Restructuring and other related charges:
Owned original program rights	$192,749	$24,914	$217,663
Licensed program rights	110,830	75,261	186,091
	$303,579	$100,175	$403,754

	Year Ended December 31, 2021
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$307,676	$53,547	$361,223
Licensed program rights	73,648	474,468	548,116
Program rights amortization	$381,324	$528,015	$909,339

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the expected amortization over each of the next three years of completed program rights on the consolidated balance sheet as of December 31, 2022:

(In thousands)	2023	2024	2025
Owned original program rights:
Predominantly Monetized Individually	$88,280	$56,156	$36,587
Predominantly Monetized as a Group	149,888	90,913	53,964

Licensed program rights:
Predominantly Monetized Individually	$4,483	$2,279	$1,493
Predominantly Monetized as a Group	395,510	257,667	130,785
There was $403.8 million of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments. Refer to Note 5 to the consolidated financial statements for additional information. Program rights write-offs of $12.8 million and $108.3 million were included in technical and operating expense for the years ended December 31, 2021 and 2020, respectively.

Program Rights Obligations
Amounts payable subsequent to December 31, 2022 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2023	$374,115
2024	128,115
2025	49,921
2026	13,058
2027	5,790
Thereafter	3,985
$574,984
Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $79.6 million and $93.7 million at December 31, 2022 and 2021, respectively.
In February 2021, the Company invested $27.4 million for an interest in a Toronto-based production company and studio, which is accounted for as an equity method investment.
In June 2021, the Company paid $23.8 million to acquire the remaining 50% interest in an equity method investment in which it previously owned a 50% interest and began consolidating that business from June 2021. In connection with the acquisition, the Company recorded a gain of $12.3 million, included in miscellaneous, net in the consolidated income statement related to the step-up to fair value of its previously held interest.
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
There were no investments in marketable equity securities at December 31, 2022 and $5.8 million at December 31, 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2022, the Company sold its interest in a marketable equity security for $9.9 million, resulting in a $4.1 million gain recorded during the period.
In January 2021, the Company sold the remaining portion of one of its marketable securities with a carrying value of $51.0 million as of December 31, 2020, resulting in a realized loss of $5.4 million included in miscellaneous, net in the consolidated statement of income.
In December 2020, the Company sold a portion of one of its marketable securities, resulting in a realized gain of $37.4 million, included in miscellaneous, net in the consolidated statement of income.
For the years ended December 31, 2022, 2021, and 2020, realized and unrealized gains (losses) on marketable equity securities were $4.1 million, $(11.1) million and $82.8 million, respectively, included in miscellaneous, net in the consolidated statement of income.
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
Investments in non-marketable equity securities were $42.7 million at December 31, 2022 and $37.7 million at December 31, 2021. During the third quarter of 2022, the Company made a $5.0 million investment in a targeted streaming service.
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
Note 8. Property and Equipment
Property and equipment (including equipment under finance leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2022	2021
Program, service and test equipment	$314,234	$279,067	2 to 5 years
Satellite equipment	40,051	41,134	Term of lease
Furniture and fixtures	12,490	13,933	3 to 8 years
Transmission equipment	30,169	30,925	5 years
Leasehold improvements	149,996	146,865	Term of lease
Property and equipment	546,940	511,924
Accumulated depreciation and amortization	(344,906)	(286,133)
Property and equipment, net	$202,034	$225,791
Depreciation and amortization expenses on property and equipment (including equipment under finance leases) amounted to $65.8 million, $54.8 million and $62.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022 and 2021, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2022	2021
Satellite equipment	$40,051	$41,134
Less accumulated amortization	(29,069)	(29,054)
	$10,982	$12,080

Note 9. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2020	$333,502	$352,905	$686,407
Goodwill written off related to spin-off of a business unit	—	(476)	(476)
Additions	21,312	11,902	33,214
Amortization of "second component" goodwill	(1,344)	—	(1,344)
Foreign currency translation	—	(8,457)	(8,457)
December 31, 2021	353,470	355,874	709,344
Purchase accounting adjustments	(2,834)	—	(2,834)
Impairment charge	—	(40,717)	(40,717)
Amortization of "second component" goodwill	(1,344)	—	(1,344)
Foreign currency translation	—	(21,030)	(21,030)
December 31, 2022	$349,292	$294,127	$643,419
As of December 31, 2022 and 2021, accumulated impairment charges totaled $163.8 million and $123.1 million, respectively.
The purchase accounting adjustments of $2.8 million to the carrying amount of goodwill in Domestic Operations in 2022 relate to the December 2021 acquisition of Sentai Holdings, a global supplier of anime content, including its anime-focused HIDIVE subscription streaming service.
The annual reduction of $1.3 million in the carrying amount of goodwill for the Domestic Operations segment is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns.
The addition of $21.3 million in the carrying amount of goodwill in Domestic Operations in 2021 relates to the acquisition of Sentai Holdings. The addition of $11.9 million in the carrying amount of goodwill in International and Other in 2021 relates to the acquisition of the remaining 50% interest in an equity method investment in which the Company previously owned a 50% interest.
Impairment Test of Goodwill
Goodwill
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.
As of December 1, 2022, the Company performed a quantitative assessment for all of its reporting units. The fair values were determined using a combination of an income approach, using a discounted cash flow model (DCF), and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Based on the valuations performed, in response to current and expected trends across the International television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach, the fair value of the Company's AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $40.7 million related to the AMCNI reporting unit, included in impairment and other charges in the consolidated statement of income. No impairment charges were required for any of the Company's other reporting units.
In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require an interim impairment test. As a result of the continuing impact of the COVID-19 pandemic in 2020, the Company qualitatively assessed whether it was more likely than not that goodwill and long-lived assets were impaired as of June 30, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of its reporting units. Further, the Company assessed the current forecasts (including significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates) and the amount of excess fair value over carrying value for each of its reporting units in the 2019 impairment test. In connection with the preparation of the second quarter 2020 financial information, the Company determined that a triggering event had occurred with respect to its AMCNI reporting unit, which required an interim impairment test to be performed as of June 30, 2020. As such, the Company performed a quantitative assessment for its AMCNI reporting unit. Based on the valuations performed, in response to the then current and expected trends across the International television broadcasting markets, the fair value of the Company's AMCNI reporting unit declined below its carrying amount. As a result, in June 2020, the Company recognized an impairment charge of $25.1 million related to the AMCNI reporting unit, included in impairment and other charges in the consolidated statement of income.
The determination of fair value of the Company's reporting units represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit. Changes to assumptions that would decrease the fair value of the reporting unit would result in corresponding increases to the impairment of goodwill at the reporting unit.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2022			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$634,000	$(373,240)	$260,760	6 to 25 years
Advertiser relationships	46,282	(34,443)	11,839	11 years
Trade names and other amortizable intangible assets	105,338	(43,161)	62,177	3 to 20 years
Total amortizable intangible assets	785,620	(450,844)	334,776
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,520	$(450,844)	$354,676

(In thousands)	December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$649,543	$(354,673)	$294,870
Advertiser relationships	46,282	(30,235)	16,047
Trade names and other amortizable intangible assets	111,151	(42,534)	68,617
Total amortizable intangible assets	806,976	(427,442)	379,534
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$826,876	$(427,442)	$399,434
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2022, 2021 and 2020 was $41.5 million, $39.1 million and $42.2 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2023	$41,487
2024	41,416
2025	39,697
2026	35,342
2027	31,184

Impairment Test of Long-Lived Assets
In June 2020, given the then continuing and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact, the Company revised its outlook for the AMCNI business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed and the Company performed a recoverability test of the long-lived asset groups within the AMCNI business. Based on the recoverability tests performed, the Company determined that certain long-lived assets were not recoverable and recognized an impairment charge of $97.1 million related primarily to certain identifiable intangible assets, as well as property and equipment, and operating lease right-of-use assets, which is included in impairment and other charges in the consolidated statement of income. Fair values used to determine the impairment charges were determined using an income approach, specifically a discounted cash flow model (DCF). The DCF model includes significant assumptions about revenue growth rates, long-term

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations. No impairment charges for long-lived assets were required in 2021 or 2022.
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
As of December 1, 2022, the Company performed a quantitative assessment for its indefinite-lived intangible assets. Based on the annual impairment test performed, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue relating to projected revenues covered by the trademarks.
Significant judgments inherent in estimating the fair value of indefinite-lived intangible assets include the selection of appropriate discount and royalty rates, estimating the amount and timing of estimated future revenues and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Note 10. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Employee related costs	$97,362	$128,388
Participations and residuals	138,384	133,988
Interest	37,105	36,922
Restructuring and other related charges	107,998	340
Other accrued expenses	38,216	40,769
Total accrued liabilities	$419,065	$340,407

Note 11. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2022	December 31, 2021
Senior Secured Credit Facility:
Term Loan A Facility	$641,250	$675,000
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,841,250	2,875,000
Unamortized discount	(18,718)	(23,167)
Unamortized deferred financing costs	(10,079)	(13,363)
Long-term debt, net	2,812,453	2,838,470
Current portion of long-term debt	33,750	33,750
Noncurrent portion of long-term debt	$2,778,703	$2,804,720
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
The Revolving Facility was not drawn upon at December 31, 2022 or December 31, 2021. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2022 and 2021.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Debt
A majority owned subsidiary of the Company had credit facilities totaling $4.5 million. The facilities bear interest at the greater of 3.5% or the prime rate plus 1% and matured on November 18, 2022. There were no outstanding borrowings under the credit facilities during 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2022 are as follows:

(In thousands)
Years Ending December 31,
2023	$33,750
2024	467,500
2025	867,500
2026	472,500
2027	—
Thereafter	1,000,000
$2,841,250

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021:

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2022:
Assets:
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	536	—	536
Liabilities:
Foreign currency derivatives	—	8,965	—	8,965

At December 31, 2021:
Assets:
Marketable securities	$5,771	$—	$—	$5,771
Foreign currency derivatives	—	196	—	196
Liabilities:
Foreign currency derivatives	—	5,911	—	5,911

The Company's cash equivalents (comprised of money market mutual funds) and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's foreign currency derivatives are classified within Level II of the fair value hierarchy and their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022 or 2021, the Company does not have any other material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$633,486	$615,600
5.00% Notes due April 2024	398,687	375,348
4.75% Notes due August 2025	794,171	607,000
4.25% Notes due February 2029	986,109	620,818
	$2,812,453	$2,218,766

(In thousands)	December 31, 2021
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$664,581	$670,781
5.00% Notes due April 2024	397,693	403,500
4.75% Notes due August 2025	792,098	818,000
4.25% Notes due February 2029	984,098	997,500
	$2,838,470	$2,889,781
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2022	2021
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$141	$180
Foreign currency derivatives	Other assets	395	16
Liabilities:
Foreign currency derivatives	Accrued liabilities	$3,663	$1,686
Foreign currency derivatives	Current portion of program rights obligations	82	—
Foreign currency derivatives	Other liabilities	5,220	4,225
The amount of gains and losses related to the Company's derivative financial instruments designated as hedging instruments are as follows:

(In thousands)	Gain or (Loss) on Derivatives Recognized in OCI		Location of Gain or (Loss) in Earnings	Gain or (Loss) Reclassified from Accumulated OCI into Earnings (a)
	Years Ended December 31,			Years Ended December 31,
	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$(27)	Interest expense	$—	$2,430
(a)There were no gains or losses recognized in earnings related to any ineffective portion of the hedging relationship or related to any amount excluded from the assessment of hedge effectiveness for the years ended December 31, 2022 and 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2022	2021	2020
Foreign currency derivatives	Miscellaneous, net	$(4,887)	$(2,678)	$(2,618)

Note 14. Leases
Certain subsidiaries of the Company lease office space and equipment under long-term non-cancelable lease agreements which expire at various dates through 2033. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs or credits. Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.
The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2022	2021
Assets
Operating	Operating lease right-of-use assets	$108,229	$125,866
Finance	Property and equipment, net	10,982	12,080
Total lease assets		$119,211	$137,946
Liabilities
Current:
Operating	Current portion of lease obligations	$32,207	$32,929
Finance	Current portion of lease obligations	4,204	3,667
		36,411	36,596
Noncurrent:
Operating	Lease obligations	105,768	128,319
Finance	Lease obligations	19,031	23,520
		124,799	151,839

Total lease liabilities		$161,210	$188,435
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the lease costs included in the consolidated statement of income:

		December 31,
(In thousands)	Income Statement Location	2022	2021
Operating lease costs	Selling, general and administrative expenses	$27,186	$28,189
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	1,098	2,105
Interest on lease liabilities	Interest expense	1,894	2,346
Short term lease costs	Selling, general and administrative expenses	248	206
Variable lease costs	Selling, general and administrative expenses	1,468	854
Total net lease costs		$31,894	$33,700

The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2022:

(In thousands)	Operating Leases	Finance Leases	Total
2023	$37,365	$5,786	$43,151
2024	36,215	5,812	42,027
2025	31,994	5,838	37,832
2026	27,717	2,087	29,804
2027	12,636	1,428	14,064
Thereafter	7,462	7,140	14,602
Total lease payments	153,389	28,091	181,480
Less: Interest	15,414	4,856	20,270
Present value of lease liabilities	$137,975	$23,235	$161,210

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	4.6	5.1
Finance leases	6.6	7.8
Weighted average discount rate:
Operating leases	4.6%	4.5%
Finance leases	7.5%	7.8%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

(In thousands)	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$39,857	$40,000
Operating cash flows from finance leases	1,947	1,789
Financing cash flows from finance leases	3,576	3,800

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Domestic	$(52,458)	$292,364	$437,039
Foreign	22,506	81,868	(34,660)
Total	$(29,952)	$374,232	$402,379
Income tax expense (benefit) attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal	$(6,310)	$19,751	$86,977
State	2,141	10,360	17,733
Foreign	18,933	25,990	23,845
	14,764	56,101	128,555
Deferred expense (benefit):
Federal	(43,707)	24,923	(2,979)
State	(3,633)	2,715	(405)
Foreign	(3,349)	6,372	26,543
	(50,689)	34,010	23,159
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(5,055)	4,282	(6,323)
Income tax expense (benefit)	$(40,980)	$94,393	$145,391

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit (a)	20	3	4
Effect of foreign operations (b)	(11)	(1)	2
Non-deductible compensation expenses (c)	(35)	2	1
Excess tax deficiencies related to share-based compensation	(5)	(1)	2
Changes in the valuation allowance (d)	(109)	3	10
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	16	1	(1)
Deferral of investment tax credit benefit	4	(1)	(1)
Deemed liquidation - controlled foreign corporation (a)	235	—	—
Other	1	(2)	(2)
Effective income tax rate	137%	25%	36%

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)    In the year ended December 31, 2022, the deemed liquidation – controlled foreign corporation is a result of a capital loss sustained related to a change in the entity classification of a wholly-owned controlled foreign corporation. This also impacts state and local income taxes.
(b)    In the years ended December 31, 2022, 2021 and 2020, the effect of foreign operations relates to the income tax benefit or expense as a result of certain entities operating in foreign jurisdictions.
(c)    In the year ended December 31, 2022, the increase in nondeductible compensation expense is primarily due to contractual severance as a result of employee separations. In the year ended December 31, 2021, the increase in nondeductible compensation expense is primarily due to the expiration of grandfathered arrangements related to equity compensation under Internal Revenue Code Section 162(m). Prior periods have been restated for comparative purposes.
(d)    In the year ended December 31, 2022, the increase in valuation allowance relates primarily to the generation of excess capital losses and foreign tax credits. In the year ended December 31, 2021, the increase in valuation allowance from prior year relates primarily to the generation of excess foreign tax credits and a reduction in the expected utilization of interest expense carryforwards as a result of a tax assessment.

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2022 and 2021 are as follows:

(In thousands)	December 31,
	2022	2021
Deferred Tax Asset (Liability)
NOLs and tax credit carry forwards	$101,793	$95,684
Compensation and benefit plans	24,451	19,450
Allowance for doubtful accounts	1,280	1,285
Fixed assets and intangible assets	35,678	39,860
Accrued interest expense	30,346	5,258
Unused capital losses	60,226	—
Other liabilities	21,618	15,913
Deferred tax asset	275,392	177,450
Valuation allowance	(132,164)	(105,494)
Net deferred tax asset	143,228	71,956
Prepaid liabilities	(570)	(642)
Fixed assets and intangible assets	(89,671)	(106,820)
Investments in partnerships	(128,434)	(92,866)
Other assets	(23,577)	(23,894)
Deferred tax liability	(242,252)	(224,222)
Total net deferred tax liability	$(99,024)	$(152,266)

At December 31, 2022, the Company had investment tax credit carry forwards of approximately $59.3 million, expiring on various dates from 2032 through 2037 and foreign tax credit carryforwards of approximately $47.3 million, expiring on various dates from 2024 through 2032. The foreign tax credit carryforwards have been reduced by a valuation allowance of $47.3 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $318.9 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJ Entertainment and Sentai Holdings of approximately $87.3 million and $6.8 million, respectively, as well as net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforward of approximately $20.8 million has expiration dates ranging from 2023 through 2042 (some are indefinite) and has been reduced by a valuation allowance of approximately $9.7 million, including $7.7 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $33.6 million for these carry

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forwards have been reduced by a valuation allowance of approximately $33.3 million as it is more likely than not that these carry forwards will not be realized. The deferred tax asset related to unused capital losses expires in 2027 and has been reduced by a valuation allowance of approximately $21.6 million as it is more likely than not that these losses will not be realized. The remainder of the valuation allowance at December 31, 2022 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2022, $1.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2022, the liability for uncertain tax positions was $6.7 million, excluding accrued interest of $2.1 million and deferred tax assets of $1.7 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2021	$12,193
Increases related to current year tax positions	107
Increases related to prior year tax positions	476
Decreases related to prior year tax positions	(364)
Decreases due to settlements/payments	(1,797)
Decreases due to lapse of statute of limitations	(3,965)
Balance at December 31, 2022	$6,650
Interest benefit (net of the related deferred tax) of $1.3 million was recognized during the year ended December 31, 2022 and is included in income tax expense in the consolidated statement of income. At December 31, 2022 and 2021, the liability for uncertain tax positions and accrued interest are included in accrued liabilities and other liabilities, in the consolidated balance sheets.
The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2013 and forward.
Note 16. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$912,167	$300,224	$200,680	$66,582	$344,681
(1)Purchase obligations consist primarily of program rights obligations, and transmission and marketing commitments.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. In December 2022, the parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), which had been scheduled for a February 2023 jury trial. As a result, on January 9, 2023, the Plaintiffs filed with the court a notice of dismissal of the remaining claims, and on January 19, 2023, the court formally dismissed the case. On January, 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The Company believes the two remaining claims in the case for breach of contract, which will now be resolved through confidential binding arbitration, are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also bring a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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

Note 17. Noncontrolling Interests
Redeemable Noncontrolling Interests
In connection with the 2018 acquisition of RLJ Entertainment, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company following the seventh anniversary of the agreement, or earlier upon a change of control. The put option is exercisable at the greater of the then fair market value or enterprise value of RLJ Entertainment, (but not lower than the fair value of the initial equity interest at the closing date of the agreement), in each case pursuant to the operating agreement and applied to the equity interest.
In 2014, the Company, through a wholly-owned subsidiary, acquired 49.9% of the limited liability company interests of New Video Channel America L.L.C, that owns the cable channel BBC AMERICA. In connection with the acquisition, the terms of the agreement provide the BBC with a right to put all of its 50.1% noncontrolling interest to a subsidiary of the Company at the greater of the then fair value or the fair value of the initial equity interest at the closing date of the agreement. The put option is exercisable on the fifteenth and twenty-fifth anniversary of the joint venture agreement.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2022 and 2021 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2020	$315,649
Net earnings	17,230
Distributions	(22,430)
Distribution related to spin-off transaction	(8,233)
Transfer to noncontrolling interest	(18,367)
December 31, 2021	283,849
Net losses	(3,274)
Distributions	(27,435)
Other	529
December 31, 2022	$253,669
In connection with the spin-off of the live comedy venue and talent management businesses of Levity Entertainment Group, LLC in 2021 (see Note 4), $8.2 million of redeemable noncontrolling interests was distributed to the noncontrolling partners. In addition, as part of the transaction, the preexisting put rights of the noncontrolling interest holders were terminated. Accordingly, the remaining $18.4 million of noncontrolling interests was transferred from Redeemable noncontrolling interests to Noncontrolling interests in the consolidated balance sheet.
Non-redeemable Noncontrolling Interests
In April 2022, 25/7 Media entered into a purchase agreement to acquire the remaining 50% interest of a consolidated subsidiary. Under the terms of the agreement, 25/7 Media agreed to pay up to $7.1 million, of which $2.5 million was paid in cash upon closing and an additional $4.6 million represents an earn-out that is contingent on the subsidiary exceeding specified profitability targets. Upon the effective date of the transaction, the estimated fair value of the purchase price, based on the weighted average probability of such profitability targets being met, was $4.4 million (net of tax of $0.9 million). The carrying amount of the noncontrolling interest was eliminated and the excess of consideration transferred was recorded as additional-paid-in capital in the consolidated statement of stockholders' equity.

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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2022, there are 8,175,717 share awards available for future grant under the 2016 Employee Stock Plan.
 On June 11, 2020, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 665,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2022, there are 191,989 shares available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the years ended December 31, 2022 and 2021:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2020	1,002,537	1,477,622	$43.79
Granted	681,303	364	$71.25
Released/Vested	(427,852)	(823,510)	$45.31
Canceled/Forfeited	(66,323)	(28,192)	$45.43
Unvested award balance, December 31, 2021	1,189,665	626,284	$52.97
Granted	920,372	38,264	$36.03
Released/Vested	(857,044)	(624,401)	$49.74
Canceled/Forfeited	(221,269)	(3,162)	$46.15
Unvested award balance, December 31, 2022	1,031,724	36,985	$44.22
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
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the years ended December 31, 2022 and 2021:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2020	260,365	$49.45
Granted	27,423	$64.43
Released/Vested	(25,133)	$48.94
Vested award balance, December 31, 2021	262,655	$51.19
Granted	47,398	$28.10
Released/Vested	—	$—
Vested award balance, December 31, 2022	310,053	$47.55

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Award Activity
The following table summarizes activity relating to employees of the Company who held AMC Networks stock options:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(a)
Time Vesting Options
Balance, December 31, 2020	202,961	$48.26	5.79	$—
Exercised	(202,961)	48.26
Balance, December 31, 2021	—	$—	—	$—
Exercised	—	—	—	$—
Balance, December 31, 2022	—	$—	—	$—
Options exercisable at December 31, 2022	—	$—	—	$—
Options expected to vest in the future	—	$—	—	$—
(a)The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of AMC Networks Class A Common Stock on the reporting date, as indicated.
Share-based Compensation Expenses
The Company recorded share-based compensation expenses of $37.7 million (including $7.7 million recorded as part of Restructuring and other related charges), $47.9 million and $52.9 million, reduced for forfeitures, for the years ended December 31, 2022, 2021 and 2020, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2022, there was $21.8 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.9 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies/(benefits) of $1.4 million, $(4.6) million and $8.4 million were recorded for the years ended December 31, 2022, 2021 and 2020, respectively.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2022, 2021 and 2020, the Company granted long-term incentive cash awards.
Long-term incentive compensation plan expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. The Company recorded long-term incentive compensation expense of $8.0 million, $22.5 million and $13.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the matching contribution, the Company may make a discretionary year-end contribution to employee 401(k) Plan and Excess Savings Plan accounts, subject to certain conditions.
Total expense related to all benefit plans was $4.3 million, $11.9 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company does not provide postretirement benefits for any of its employees.
Note 20. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 3% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 79% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"). The Company provides services to and receives services from MSGS and MSGE.
From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Interim Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, a director of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services are $10.5 million payable in five installments with the first payment made upon execution of the agreement. The initial term of the Statement of Work ran from August 1, 2022 to December 31, 2022. The term was automatically extended to June 30, 2023 per the terms of the agreement.
Under the Statement of Work, 605, LLC is engaged in a strategic, research, market, business and financial assessment of the Company and its business partnering with the Company’s management team. 605, LLC utilizes their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services provided by 605, LLC are situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.
Revenues, net
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $5.1 million, $5.0 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $8.0 million, $2.2 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
AMC Networks has an arrangement with the Dolan Family Office, LLC ("DFO"), MSGS and MSGE providing for the sharing of certain expenses associated with executive office space which are available to Charles F. Dolan (the Chairman Emeritus and a director of the Company and a director of MSGS and MSGE), James L. Dolan (the Interim Executive Chairman and a director of the Company and a director of MSGS and MSGE), and the DFO which is controlled by Charles F. Dolan. The Company's share of initial set-up costs and office expenses was not material.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Cash Flows
During 2022, 2021 and 2020, the Company's non-cash investing and financing activities and other supplemental data were as follows:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Non-Cash Investing and Financing Activities:
Operating lease additions	$11,885	$28,522	$10,904
Finance lease additions	—	—	14,255
Capital expenditures incurred but not yet paid	8,298	8,826	5,689
Contingent consideration for purchase of noncontrolling interests	2,806	—	—
Supplemental Data:
Cash interest paid	125,060	114,528	131,167
Income taxes paid, net	50,490	59,850	99,852

Note 22. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31, 2022
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(175,818)	$—	$(175,818)
Net current-period other comprehensive income (loss), before income taxes	(63,982)	—	(63,982)
Income tax expense	2	—	2
Net current-period other comprehensive income (loss), net of income taxes	(63,980)	—	(63,980)
Ending Balance	$(239,798)	$—	$(239,798)

(In thousands)	Year Ended December 31, 2021
	Currency Translation Adjustment	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning Balance	$(133,108)	$(1,842)	$(134,950)
Net current-period other comprehensive income (loss), before income taxes	(42,694)	2,403	(40,291)
Income tax expense (benefit)	(16)	(561)	(577)
Net current-period other comprehensive income (loss), net of income taxes	(42,710)	1,842	(40,868)
Ending Balance	$(175,818)	$—	$(175,818)
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investees. The Company has presented the components that reconcile adjusted operating income to operating income, and other information as to the continuing operations of the Company's operating segments below.

(In thousands)	Year Ended December 31, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,395,026	$223,515	$—	$1,618,541
Content licensing and other	491,870	135,406	(21,122)	606,154
Distribution and other	1,886,896	358,921	(21,122)	2,224,695
Advertising	788,246	83,604	—	871,850
Consolidated revenues, net	$2,675,142	$442,525	$(21,122)	$3,096,545
Operating income (loss)	$286,517	$3,031	$(202,632)	$86,916
Share-based compensation expenses	12,815	3,900	13,271	29,986
Depreciation and amortization	49,588	18,487	39,152	107,227
Impairment and other charges	—	40,717	—	40,717
Restructuring and other related charges	423,205	2,854	22,907	448,966
Cloud computing amortization	23	—	7,319	7,342
Majority-owned equity investees AOI	17,248	—	—	17,248
Adjusted operating income	$789,396	$68,989	$(119,983)	$738,402
Capital expenditures	$4,572	$6,039	$33,661	$44,272

(In thousands)	Year Ended December 31, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,318,732	$249,844	$—	$1,568,576
Content licensing and other	416,898	155,805	(14,325)	558,378
Distribution and other	1,735,630	405,649	(14,325)	2,126,954
Advertising	844,986	105,668	—	950,654
Consolidated revenues, net	$2,580,616	$511,317	$(14,325)	$3,077,608
Operating income (loss)	$617,875	$37,167	$(165,120)	$489,922
Share-based compensation expenses	22,077	3,627	22,221	47,925
Depreciation and amortization	48,025	19,807	26,049	93,881
Impairment and other charges	143,000	16,610	—	159,610
Restructuring and other related charges	2,516	6,083	1,779	10,378
Cloud computing amortization	—	—	2,406	2,406
Majority-owned equity investees AOI	11,948	—	—	11,948
Adjusted operating income	$845,441	$83,294	$(112,665)	$816,070
Capital expenditures	$9,635	$6,009	$26,928	$42,572

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2020
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,145,970	$239,145	$—	$1,385,115
Content licensing and other	433,954	139,746	(19,675)	554,025
Distribution and other	1,579,924	378,891	(19,675)	1,939,140
Advertising	801,477	74,339	—	875,816
Consolidated revenues, net	$2,381,401	$453,230	$(19,675)	$2,814,956
Operating income (loss)	$734,871	$(109,365)	$(182,862)	$442,644
Share-based compensation expenses	10,605	2,988	39,315	52,908
Depreciation and amortization	50,574	26,465	27,567	104,606
Impairment and other charges	—	122,227	—	122,227
Restructuring and other related charges	22,946	6,410	5,712	35,068
Cloud computing amortization	—	—	200	200
Majority-owned equity investees AOI	8,958	—	—	8,958
Adjusted operating income	$827,954	$48,725	$(110,068)	$766,611
Capital expenditures	$12,301	$9,057	$25,237	$46,595
Subscription revenues in the Domestic Operations segment, include revenues related to the Company's streaming services of approximately $501.9 million, $370.8 million and $185.6 million for the years ended December 31, 2022, 2021 and 2020 respectively.
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

(In thousands)	Years Ended December 31,
	2022	2021	2020
Inter-segment revenues
Domestic Operations	$(17,643)	$(10,584)	$(15,852)
International and Other	(3,479)	(3,741)	(3,823)
	$(21,122)	$(14,325)	$(19,675)
One customer within the Domestic Operations segment accounted for approximately 10% of consolidated revenues, net for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, no customer accounted for 10% of consolidated revenues, net.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Revenue
United States	$2,574,504	$2,462,210	$2,267,754
Europe	354,492	432,682	385,787
Other	167,549	182,716	161,415
	$3,096,545	$3,077,608	$2,814,956
The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2022	2021
Property and equipment, net
United States	$187,833	$210,252
Europe	12,520	14,510
Other	1,681	1,029
	$202,034	$225,791

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$8,030	$2,202	$(1,507)	$8,725
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,234	$5,337	$(8,541)	$8,030
Year Ended December 31, 2020
Allowance for doubtful accounts	$5,733	$(2,843)	$8,344	$11,234

S-1