Form 10-Q
period 2023-03-31
AMC Networks Inc.
filed 2023-05-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 2, 2023:

Class A Common Stock par value $0.01 per share	32,019,659
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$763,932	$930,002
Accounts receivable, trade (less allowance for doubtful accounts of $8,481 and $8,725)	702,681	722,185
Current portion of program rights, net	10,765	10,807
Prepaid expenses and other current assets	229,357	286,875
Total current assets	1,706,735	1,949,869
Property and equipment, net of accumulated depreciation of $361,215 and $344,906	195,817	202,034
Program rights, net	1,869,182	1,762,939
Intangible assets, net	345,286	354,676
Goodwill	647,293	643,419
Deferred tax assets, net	14,197	13,618
Operating lease right-of-use assets	101,811	108,229
Other assets	582,917	599,052
Total assets	$5,463,238	$5,633,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$106,740	$172,009
Accrued liabilities	401,206	419,065
Current portion of program rights obligations	325,091	374,115
Deferred revenue	70,785	134,883
Current portion of long-term debt	42,188	33,750
Current portion of lease obligations	35,667	36,411
Total current liabilities	981,677	1,170,233
Program rights obligations	169,553	200,869
Long-term debt, net	2,763,767	2,778,703
Lease obligations	116,380	124,799
Deferred tax liabilities, net	106,907	112,642
Other liabilities	105,993	139,108
Total liabilities	4,244,277	4,526,354
Commitments and contingencies
Redeemable noncontrolling interests	249,919	253,669
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,550 and 66,118 shares issued and 31,957 and 31,525 shares outstanding, respectively	665	661
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	360,117	360,251
Accumulated earnings	2,209,251	2,105,641
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(228,470)	(239,798)
Total AMC Networks stockholders' equity	921,796	806,988
Non-redeemable noncontrolling interests	47,246	46,825
Total stockholders' equity	969,042	853,813
Total liabilities and stockholders' equity	$5,463,238	$5,633,836
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$717,447	$712,157
Operating expenses:
Technical and operating (excluding depreciation and amortization)	326,729	284,237
Selling, general and administrative	185,606	230,653
Depreciation and amortization	25,875	22,590
Restructuring and other related charges	5,933	—
Total operating expenses	544,143	537,480
Operating income	173,304	174,677
Other income (expense):
Interest expense	(37,617)	(30,797)
Interest income	7,916	2,460
Miscellaneous, net	4,589	5,828
Total other expense	(25,112)	(22,509)
Income from operations before income taxes	148,192	152,168
Income tax expense	(36,899)	(41,634)
Net income including noncontrolling interests	111,293	110,534
Net income attributable to noncontrolling interests	(7,683)	(6,346)
Net income attributable to AMC Networks' stockholders	$103,610	$104,188

Net income per share attributable to AMC Networks' stockholders:
Basic	$2.37	$2.44
Diluted	$2.36	$2.38

Weighted average common shares:
Basic	43,628	42,780
Diluted	43,837	43,715
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income including noncontrolling interests	$111,293	$110,534
Other comprehensive income (loss):
Foreign currency translation adjustment	11,818	(18,593)
Comprehensive income	123,111	91,941
Comprehensive income attributable to noncontrolling interests	(8,173)	(5,515)
Comprehensive income attributable to AMC Networks' stockholders	$114,938	$86,426
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	103,610	—	—	103,610	—	103,610
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,413	1,413
Distribution to noncontrolling member	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive income	—	—	—	—	—	11,328	11,328	490	11,818
Share-based compensation expenses	—	—	5,882	—	—	—	5,882	—	5,882
Net share issuances under employee stock plans	4	—	(6,016)	—	—	—	(6,012)	—	(6,012)
Balance, March 31, 2023	$665	$115	$360,117	$2,209,251	$(1,419,882)	$(228,470)	$921,796	$47,246	$969,042

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	104,188	—	—	104,188	—	104,188
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,439	2,439
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,565)	(1,565)
Other comprehensive loss	—	—	—	—	—	(17,762)	(17,762)	(831)	(18,593)
Share-based compensation expenses	—	—	8,129	—	—	—	8,129	—	8,129
Net share issuances under employee stock plans	5	—	(20,297)	—	—	—	(20,292)	—	(20,292)
Balance, March 31, 2022	$660	$115	$335,803	$2,202,235	$(1,419,882)	$(193,580)	$925,351	$51,627	$976,978

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$111,293	$110,534
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,875	22,590
Share-based compensation expenses related to equity classified awards	5,645	8,129
Amortization of program rights	187,073	192,852
Amortization of deferred carriage fees	5,100	8,657
Unrealized foreign currency transaction loss	1,626	1,073
Amortization of deferred financing costs and discounts on indebtedness	1,938	1,898
Bad debt expense	363	820
Deferred income taxes	(6,269)	21,430
Gain on investments	—	(4,293)
Other, net	(260)	(2,447)
Changes in assets and liabilities:
Accounts receivable, trade	15,893	37,510
Prepaid expenses and other assets	78,442	(1,910)
Program rights and obligations, net	(370,304)	(340,300)
Income taxes payable	1,084	8,039
Deferred revenue	(64,702)	6,715
Deferred carriage fees, net	(2,410)	(9,934)
Accounts payable, accrued liabilities and other liabilities	(122,906)	(84,918)
Net cash used in operating activities	(132,519)	(23,555)
Cash flows from investing activities:
Capital expenditures	(11,498)	(11,528)
Return of capital from investees	—	1,771
Proceeds from sale of investments	4,493	—
Net cash used in investing activities	(7,005)	(9,757)
Cash flows from financing activities:
Principal payments on long-term debt	(8,438)	(8,438)
Deemed repurchases of restricted stock units	(6,012)	(20,292)
Principal payments on finance lease obligations	(1,015)	(716)
Distributions to noncontrolling interests	(11,502)	(1,565)
Purchase of noncontrolling interests	(1,343)	—
Net cash used in financing activities	(28,310)	(31,011)
Net decrease in cash and cash equivalents from operations	(167,834)	(64,323)
Effect of exchange rate changes on cash and cash equivalents	1,764	(6,272)
Cash and cash equivalents at beginning of period	930,002	892,221
Cash and cash equivalents at end of period	$763,932	$821,626
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in the Company's Annual Report on Form 10-K ("2022 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2023.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2023, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2023	December 31, 2022
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$882,396	$1,003,505
Contract assets, short-term (included in Prepaid expenses and other current assets)	6,882	48,594
Contract liabilities, short-term (Deferred revenue)	70,785	134,883
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	88	683
Revenue recognized for the three months ended March 31, 2023 and 2022 relating to the contract liability at December 31, 2022 and 2021 was $82.6 million and $29.4 million, respectively.

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended March 31,
	2023	2022
Basic weighted average common shares outstanding	43,628	42,780
Effect of dilution:
Restricted stock units	209	935
Diluted weighted average common shares outstanding	43,837	43,715
As of March 31, 2023 and March 31, 2022, 0.8 million and 0.2 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
On November 28, 2022, the Company commenced a restructuring plan (the “Plan”) designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompasses initiatives that include, among other things, strategic programming assessments and organizational restructuring costs. The Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertain to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms. As a result of the Plan, the Company recorded restructuring and other related charges of $5.9 million for the three months ended March 31, 2023 consisting primarily of severance and other personnel costs.
There were no restructuring and other related charges for the three months ended March 31, 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended March 31, 2023
Domestic Operations	$818
International and Other	1,385
Corporate / Inter-segment eliminations	3,730
Total restructuring and other related charges	$5,933

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2022	$37,150	$74,724	$111,874
Charges (credits)	6,206	(273)	5,933
Cash payments	(15,934)	(40,952)	(56,886)
Other	20	527	547
Balance at March 31, 2023	$27,442	$34,026	$61,468
Accrued restructuring and other related costs of $58.7 million and $2.8 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at March 31, 2023. Accrued restructuring and other related costs of $108.0 million and $3.9 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$217,577	$369,878	$587,455
In-production and in-development	62,655	362,921	425,576
Total owned original program rights, net	$280,232	$732,799	$1,013,031

Licensed program rights, net:
Licensed film and acquired series	$2,084	$611,963	$614,047
Licensed originals	5,807	167,274	173,081
Advances and content versioning costs	—	79,788	79,788
Total licensed program rights, net	7,891	859,025	866,916
Program rights, net	$288,123	$1,591,824	$1,879,947

Current portion of program rights, net			$10,765
Program rights, net (long-term)			1,869,182
			$1,879,947

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
			$1,773,746

Amortization of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended March 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$21,303	$44,936	$66,239
Licensed program rights	1,664	119,170	120,834
Program rights amortization	$22,967	$164,106	$187,073

	Three Months Ended March 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$49,840	$16,935	$66,775
Licensed program rights	7,608	118,469	126,077
Program rights amortization	$57,448	$135,404	$192,852
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three months ended March 31, 2023 or 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend were $155.2 million and $143.1 million as of March 31, 2023 and December 31, 2022, respectively, recorded in Prepaid expenses and other current assets, and $119.4 million and $104.5 million as of March 31, 2023 and December 31, 2022, respectively, recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $80.5 million and $79.6 million at March 31, 2023 and December 31, 2022, respectively.
Marketable Equity Securities
The Company classifies publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in miscellaneous, net in the condensed consolidated statements of income.
There were no investments in marketable equity securities at March 31, 2023 or December 31, 2022.
There were no realized or unrealized gains or losses on marketable equity securities for the three months ended March 31, 2023. There were $4.3 million of unrealized gains on marketable equity securities for the three months ended March 31, 2022 included in miscellaneous, net in the condensed consolidated statements of income.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities.
Investments in non-marketable equity securities were $41.5 million and $42.7 million at March 31, 2023 and December 31, 2022, respectively. The changes in value as a result of observable price changes, if any, are recorded in miscellaneous, net in the condensed consolidated statement of income. The Company recognized an impairment charge of $1.2 million on an investment for the three months ended March 31, 2023, which was included in miscellaneous, net in the consolidated statements of income.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2022	$349,292	$294,127	$643,419
Amortization of "second component" goodwill	(336)	—	(336)
Foreign currency translation	—	4,210	4,210
March 31, 2023	$348,956	$298,337	$647,293
As of March 31, 2023 and December 31, 2022, accumulated impairment charges in the International and Other segment totaled $163.8 million.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2023
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$637,114	$(383,494)	$253,620	6 to 25 years
Advertiser relationships	46,282	(35,495)	10,787	11 years
Trade names and other amortizable intangible assets	106,164	(45,185)	60,979	3 to 20 years
Total amortizable intangible assets	789,560	(464,174)	325,386
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$809,460	$(464,174)	$345,286

(In thousands)	December 31, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$634,000	$(373,240)	$260,760
Advertiser relationships	46,282	(34,443)	11,839
Trade names and other amortizable intangible assets	105,338	(43,161)	62,177
Total amortizable intangible assets	785,620	(450,844)	334,776
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,520	$(450,844)	$354,676

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2023 and 2022 was $10.4 million and $10.6 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2023	$41,648
2024	41,587
2025	39,849
2026	35,485
2027	30,775

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Employee related costs	$108,760	$97,362
Participations and residuals	140,315	138,384
Interest	21,879	37,105
Restructuring and other related charges	58,729	107,998
Other accrued expenses	71,523	38,216
Total accrued liabilities	$401,206	$419,065

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	March 31, 2023	December 31, 2022
Senior Secured Credit Facility: (a)
Term Loan A Facility	$632,813	$641,250
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,832,813	2,841,250
Unamortized discount	(17,588)	(18,718)
Unamortized deferred financing costs	(9,270)	(10,079)
Long-term debt, net	2,805,955	2,812,453
Current portion of long-term debt	42,188	33,750
Noncurrent portion of long-term debt	$2,763,767	$2,778,703
(a)The Company's revolving credit facility remains undrawn at March 31, 2023. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the three months ended March 31, 2023, the Company repaid a total of $8.4 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement.
Other Debt
During the first quarter of 2023, a majority owned subsidiary of the Company extended its credit facility totaling $4.5 million to July 21, 2023. The facility bears interest at the greater of 3.5% or the prime rate plus 1%. There were no outstanding borrowings under the credit facility as of March 31, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$101,811	$108,229
Finance	Property and equipment, net	10,708	10,982
Total lease assets		$112,519	$119,211
Liabilities
Current:
Operating	Current portion of lease obligations	$31,584	$32,207
Finance	Current portion of lease obligations	4,083	4,204
		$35,667	$36,411
Noncurrent:
Operating	Lease obligations	$98,190	$105,768
Finance	Lease obligations	18,190	19,031
		$116,380	$124,799

Total lease liabilities		$152,047	$161,210

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2023:
Assets
Foreign currency derivatives	$—	$3,954	$—	$3,954
Liabilities
Foreign currency derivatives	—	6,930	—	6,930

At December 31, 2022:
Assets
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	536	—	536
Liabilities
Foreign currency derivatives	—	8,965	—	8,965
The Company's cash equivalents (comprised of money market mutual funds) are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's foreign currency derivatives are classified within Level II of the fair value hierarchy as their fair values are determined based on a market approach valuation technique that uses readily observable market parameters and the consideration of counterparty risk.
At March 31, 2023 and December 31, 2022, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$625,700	$598,008
5.00% Notes due April 2024	398,939	393,176
4.75% Notes due August 2025	794,701	707,208
4.25% Notes due February 2029	986,615	612,940
	$2,805,955	$2,311,332

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$633,486	$615,600
5.00% Notes due April 2024	398,687	375,348
4.75% Notes due August 2025	794,171	607,000
4.25% Notes due February 2029	986,109	620,818
	$2,812,453	$2,218,766
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$216	$141
Foreign currency derivatives	Other assets	3,738	395
Liabilities:
Foreign currency derivatives	Accrued liabilities	$3,301	$3,663
Foreign currency derivatives	Current portion of program rights obligations	195	82
Foreign currency derivatives	Other liabilities	3,434	5,220

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2023	2022
Foreign currency derivatives	Miscellaneous, net	$4,905	$(227)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 13. Income Taxes
For the three months ended March 31, 2023, income tax expense was $36.9 million, representing an effective tax rate of 25%, as compared to the federal statutory rate of 21%. The effective rate differs from the federal statutory rate due primarily to state and local income tax expense and tax expense for shortfalls related to share-based compensation.
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
At March 31, 2023, the Company had foreign tax credit carry forwards of approximately $50.2 million, expiring on various dates from 2024 through 2033. These carryforwards have been reduced by a valuation allowance of $50.2 million as it is more likely than not that these carry forwards will not be realized. For the three months ended March 31, 2023, $0.3 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
As of March 31, 2023, approximately $344.5 million of our consolidated cash and cash equivalents was held by foreign subsidiaries. Of this amount, approximately $225.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.

Note 14. Commitments and Contingencies
Commitments
As of March 31, 2023, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $27.2 million, as compared to December 31, 2022, to $939.4 million. The increase is primarily driven by the renewal of a third-party service contract.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. In December 2022, the parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), which had been scheduled for a February 2023 jury trial. The arbitration is expected to commence on October 16, 2023. As a result, on January 9, 2023, the Plaintiffs filed with the court a notice of dismissal of the remaining claims, and on January 19, 2023, the court formally dismissed the case. On January, 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The Company believes the two remaining claims in the case for breach of contract, which will now be

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
resolved through confidential binding arbitration, are without merit and is continuing to defend against them. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also bring a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The motion is fully briefed and awaiting decision. The court has scheduled a trial date of September 17, 2024. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to various lawsuits and claims in the ordinary course of business, including the matters described above, as well as other lawsuits and claims relating to employment, intellectual property, and privacy and data protection matters. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company's results of operations in any particular subsequent reporting period could be material, management does not believe that the resolution of these matters will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Note 15. Equity Plans
In February 2023, AMC Networks granted 297,325 restricted stock units ("RSUs") under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan to its chief executive officer. The RSUs vest ratably over a three-year period.
During the three months ended March 31, 2023, 748,181 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 315,874 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 432,307 shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the three months ended March 31, 2023 had an aggregate value of $6.0 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2023.
The Company recorded share-based compensation expenses of $5.9 million (including $0.3 million recorded as part of Restructuring and other related charges) and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses.
As of March 31, 2023, there was $17.6 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 16. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table summarizes activity related to redeemable noncontrolling interest for the three months ended March 31, 2023 and 2022:

(In thousands)	Three Months Ended March 31, 2023
December 31, 2022	$253,669
Net earnings	6,270
Distributions	(10,020)
March 31, 2023	$249,919

(In thousands)	Three Months Ended March 31, 2022
December 31, 2021	$283,849
Net earnings	3,907
March 31, 2022	$287,756
Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $3.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
As disclosed in Note 20 of the Company’s 2022 Annual Report on Form 10-K, from time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, the Chief Executive Officer of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the Non-executive Chairman and founder of 605, LLC, and served as its Chief Executive Officer from its inception in 2016 until February 2023. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement").
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services are $10.5 million payable in five installments. The initial term of the Statement of Work ran from August 1, 2022 to December 31, 2022. The term was automatically extended to June 30, 2023 per the terms of the agreement.
Under the Statement of Work, 605, LLC is engaged in a strategic, research, market, business and financial assessment of the Company and its business, partnering with the Company’s management team. 605, LLC utilizes their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services provided by 605, LLC are situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Non-Cash Investing and Financing Activities:
Operating lease additions	$—	$1,862
Capital expenditures incurred but not yet paid	5,606	5,284
Supplemental Data:
Cash interest paid	50,791	44,073
Income taxes paid, net	6,507	5,588

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

(In thousands)	Three Months Ended March 31, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$347,530	$56,690	$—	$404,220
Content licensing and other	103,263	32,860	(2,479)	133,644
Distribution and other	450,793	89,550	(2,479)	537,864
Advertising	161,061	18,522	—	179,583
Consolidated revenues, net	$611,854	$108,072	$(2,479)	$717,447
Operating income (loss)	$199,488	$14,142	$(40,326)	$173,304
Share-based compensation expenses	4,447	839	359	5,645
Depreciation and amortization	11,854	4,771	9,250	25,875
Restructuring and other related charges	818	1,385	3,730	5,933
Cloud computing amortization	5	—	2,225	2,230
Majority-owned equity investees AOI	2,776	—	—	2,776
Adjusted operating income (loss)	$219,388	$21,137	$(24,762)	$215,763

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$343,748	$60,412	$—	$404,160
Content licensing and other	61,254	27,054	(3,237)	85,071
Distribution and other	405,002	87,466	(3,237)	489,231
Advertising	200,541	22,385	—	222,926
Consolidated revenues, net	$605,543	$109,851	$(3,237)	$712,157
Operating income (loss)	$198,522	$17,355	$(41,200)	$174,677
Share-based compensation expenses	3,673	754	3,702	8,129
Depreciation and amortization	12,136	4,903	5,551	22,590
Cloud computing amortization	7	—	900	907
Majority-owned equity investees AOI	4,881	—	—	4,881
Adjusted operating income (loss)	$219,219	$23,012	$(31,047)	$211,184
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $140.9 million and $109.6 million for the three months ended March 31, 2023 and 2022, respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended March 31,
	2023	2022
Inter-segment revenues
Domestic Operations	$(2,214)	$(3,002)
International and Other	(265)	(235)
	$(2,479)	$(3,237)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2023	2022
Revenues
United States	$606,228	$591,208
Europe	73,767	82,925
Other	37,452	38,024
	$717,447	$712,157
One customer within the Domestic Operations segment accounted for approximately 13% of consolidated revenues, net for the three months ended March 31, 2023. For the three months ended March 31, 2022, no customer accounted for 10% or more of consolidated revenues, net.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2023	December 31, 2022
Property and equipment, net
United States	$182,124	$187,833
Europe	12,184	12,520
Other	1,509	1,681
	$195,817	$202,034

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
•reduced access to, or inability to access, capital or credit markets, or significant increases in costs to borrow;
•the level of our expenses;
•our ability to achieve the expected benefits of our restructuring plan;
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
•the impact of pandemics or other health emergencies on the economy and our business;
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and

•the factors described under Item 1A, "Risk Factors" in our 2022 Annual Report on Form 10-K (the "2022 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2022 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. The MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2023, as well as an analysis of our cash flows for the three months ended March 31, 2023 and 2022. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2023 as compared to December 31, 2022.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2022.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2023	2022
Revenues, net
Domestic Operations	$611,854	$605,543
International and Other	108,072	109,851
Inter-segment Eliminations	(2,479)	(3,237)
	$717,447	$712,157
Operating Income (Loss)
Domestic Operations	$199,488	$198,522
International and Other	14,142	17,355
Corporate / Inter-segment Eliminations	(40,326)	(41,200)
	$173,304	$174,677
Adjusted Operating Income (Loss)
Domestic Operations	$219,388	$219,219
International and Other	21,137	23,012
Corporate / Inter-segment Eliminations	(24,762)	(31,047)
	$215,763	$211,184
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
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee.
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
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks and higher viewership on our streaming services. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. There may be significant changes in the level of our technical and operating expenses due to the level of our content investment spend and the related amortization of content acquisition and/or original programming costs. Program rights that are predominantly monetized as a group are amortized based on projected usage, typically resulting in an accelerated amortization pattern and, to a lesser extent, program rights that are predominantly monetized individually are amortized based on the individual-film-forecast-computation method.
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

In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the three months ended March 31, 2023, distribution revenues represented 83% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, and production costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Our programming efforts are not all commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
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
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. Additionally, changes in macroeconomic facts and circumstances, particularly high inflation and the rise in interest rates, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of income notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income attributable to noncontrolling interests in our consolidated statements of income.

Three Months Ended March 31, 2023 and 2022
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues, net:
Subscription	$404,220	$404,160	—%
Content licensing and other	133,644	85,071	57.1%
Distribution and other	537,864	489,231	9.9%
Advertising	179,583	222,926	(19.4)%
Total revenues, net	717,447	712,157	0.7%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	326,729	284,237	14.9%
Selling, general and administrative	185,606	230,653	(19.5)%
Depreciation and amortization	25,875	22,590	14.5%
Restructuring and other related charges	5,933	—	n/m
Total operating expenses	544,143	537,480	1.2%
Operating income	173,304	174,677	(0.8)%
Other income (expense):
Interest expense, net	(29,701)	(28,337)	4.8%
Miscellaneous, net	4,589	5,828	(21.3)%
Total other expense	(25,112)	(22,509)	11.6%
Income from operations before income taxes	148,192	152,168	(2.6)%
Income tax expense	(36,899)	(41,634)	(11.4)%
Net income including noncontrolling interests	111,293	110,534	0.7%
Net income attributable to noncontrolling interests	(7,683)	(6,346)	21.1%
Net income attributable to AMC Networks' stockholders	$103,610	$104,188	(0.6)%
Revenues
Subscription revenues increased 1.1% in our Domestic Operations segment primarily due to an increase in streaming revenues, partially offset by a decline in affiliate revenue. Subscription revenues decreased 6.2% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Subscription revenues vary based on the impact of renewals of affiliation agreements and the number of subscribers to our services.
Content licensing and other revenues increased 68.6% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the quarter, including $56.1 million for the delivery of the remaining episodes of an AMC Studios produced series to a third party, partially offset by fewer episodes of The Walking Dead delivered following the series finale. Content licensing and other revenues increased 21.5% in our International and Other segment due to the timing and nature of productions at 25/7 Media.
Content licensing revenues vary based on the timing of availability of our programming to distributors.
Advertising revenues decreased 19.7% in our Domestic Operations segment primarily due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth. Advertising revenues decreased 17.3% in our International and Other segment, primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.

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
Technical and operating expenses (excluding depreciation and amortization) increased 17.9% in our Domestic Operations segment primarily due to costs associated with the delivery of the remaining episodes of an AMC Studios produced series to a third party. Technical and operating expenses (excluding depreciation and amortization) increased 1.5% in our International and Other segment primarily due to the timing and nature of productions at 25/7 Media, partially offset by the favorable impact of foreign currency translation at AMCNI.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming may increase.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expenses (including share-based compensation expenses) decreased 21.6% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services, and decreased 2.5% in our International and Other segment primarily due to the favorable impact of foreign currency translation, partially offset by higher advertising and marketing costs.
There may be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Depreciation and amortization expense increased due to higher depreciation of equipment in Corporate.
Restructuring and other related charges
For the three months ended March 31, 2023, restructuring and other related charges of $5.9 million consisted primarily of severance and other employee-related costs, with $0.8 million related to Domestic Operations, $1.4 million related to AMCNI and $3.7 million related to Corporate.
There were no restructuring and other related charges for the three months ended March 31, 2022.
Operating income
The decrease in operating income was primarily attributable to increases in technical and operating expenses, restructuring and other related charges, and depreciation and amortization of $42.5 million, $5.9 million and $3.3 million, respectively, partially offset by a decrease in selling, general and administrative expenses of $45.0 million and an increase in revenues of $5.3 million.
Interest expense, net
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility, partially offset by higher interest income generated from our money market mutual fund accounts and bank deposits.
Miscellaneous, net
The decrease in miscellaneous, net was primarily related to $4.3 million of lower net gains on marketable securities, $0.6 million of lower net earnings of equity method investees, and a $0.5 million unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity as compared to the three months ended March 31, 2022, as well as a $1.2 million impairment charge related to an investment in 2023. These decreases were partially offset by $5.5 million of higher net gains on derivative financial instruments for the three months ended March 31, 2023.

Income tax expense
For the three months ended March 31, 2023, income tax expense was $36.9 million, representing an effective tax rate of 25%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense and tax expense for shortfalls related to share-based compensation.
For the three months ended March 31, 2022, income tax expense was $41.6 million, representing an effective tax rate of 27%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation and tax expense for an increase in the valuation allowance for foreign taxes.
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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues, net:
Subscription	$347,530	$343,748	1.1%
Content licensing and other	103,263	61,254	68.6
Distribution and other	450,793	405,002	11.3
Advertising	161,061	200,541	(19.7)
Total revenues, net	611,854	605,543	1.0
Technical and operating expenses (excluding depreciation and amortization)(a)	269,010	228,107	17.9
Selling, general and administrative expenses(b)	126,232	163,098	(22.6)
Majority-owned equity investees AOI	2,776	4,881	(43.1)
Segment adjusted operating income	$219,388	$219,219	0.1%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Subscription revenues increased primarily due to a 28.6% increase in streaming revenues driven by year-over-year streaming subscriber growth and 2022 price increases, partially offset by an 11.7% decline in affiliate revenue. Affiliate revenue decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022, partially offset by contractual rate increases. Subscription revenues include revenues related to the Company's streaming services of $140.9 million and $109.6 million for the three months ended March 31, 2023 and 2022, respectively. Aggregate paid subscribers2 to our streaming services increased 22% to 11.5 million at March 31, 2023 compared to March 31, 2022.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries in the quarter, including $56.1 million for the delivery of the remaining episodes of an AMC Studios produced series to a third party, partially offset by fewer episodes of The Walking Dead delivered following the series finale.
Advertising revenues decreased due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to costs associated with the delivery of the remaining episodes of an AMC Studios produced series to a third party.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services, and includes an estimate of subscribers converting to paying status in the subsequent period based on historical conversion percentages.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased due to lower marketing and subscriber acquisition expenses related to our streaming services.
Segment adjusted operating income
The increase in segment adjusted operating income was primarily attributable to a decrease in selling, general and administrative expenses of $36.9 million and an increase in revenues, net of $6.3 million, partially offset by an increase in technical and operating expenses of $40.9 million.
International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues, net:
Subscription	$56,690	$60,412	(6.2)%
Content licensing and other	32,860	27,054	21.5
Distribution and other	89,550	87,466	2.4
Advertising	18,522	22,385	(17.3)
Total revenues, net	108,072	109,851	(1.6)
Technical and operating expenses (excluding depreciation and amortization)	60,561	59,695	1.5
Selling, general and administrative expenses(a)	26,374	27,144	(2.8)
Segment adjusted operating income	$21,137	$23,012	(8.1)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues increased due to the timing and nature of productions at 25/7 Media.
Advertising revenues decreased primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased due to the timing and nature of productions at 25/7 Media, partially offset by the favorable impact of foreign currency translation at AMCNI.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to the favorable impact of foreign currency translation at AMCNI, partially offset by higher advertising and marketing costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $1.8 million, and an increase in technical and operating expenses of $0.9 million, partially offset by a decrease in selling, general and administrative expenses of $0.8 million.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues, net:	$(2,479)	$(3,237)	(23.4)%
Technical and operating expenses (excluding depreciation and amortization)(a)	(2,906)	(3,572)	(18.6)
Selling, general and administrative expenses(b)	25,189	31,382	(19.7)
Segment adjusted operating income	$(24,762)	$(31,047)	(20.2)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Revenue eliminations are primarily related to inter-segment licensing revenues recognized between the Domestic Operations and International and Other segments.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expense eliminations are primarily related to inter-segment programming amortization recognized between the Domestic Operations and International and Other segments.
Selling, general and administrative expenses
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, strategic planning and information technology).
Selling, general and administrative expenses decreased primarily due to lower employee related costs, including lower long-term incentive compensation.

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
Internally, we use revenues, net and AOI as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators. AOI should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended March 31, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$199,488	$14,142	$(40,326)	$173,304
Share-based compensation expenses	4,447	839	359	5,645
Depreciation and amortization	11,854	4,771	9,250	25,875
Restructuring and other related charges	818	1,385	3,730	5,933
Cloud computing amortization	5	—	2,225	2,230
Majority owned equity investees AOI	2,776	—	—	2,776
Adjusted operating income (loss)	$219,388	$21,137	$(24,762)	$215,763

	Three Months Ended March 31, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$198,522	$17,355	$(41,200)	$174,677
Share-based compensation expenses	3,673	754	3,702	8,129
Depreciation and amortization	12,136	4,903	5,551	22,590
Cloud computing amortization	7	—	900	907
Majority owned equity investees AOI	4,881	—	—	4,881
Adjusted operating income (loss)	$219,219	$23,012	$(31,047)	$211,184

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
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
Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2023, we did not repurchase any of our Class A common stock. As of March 31, 2023, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to invest in original programming, the funding of which generally occurs six to nine months in advance of a program's airing.
As of March 31, 2023, our consolidated cash and cash equivalents balance of $763.9 million includes approximately $344.5 million held by foreign subsidiaries. Of this amount, approximately $225.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in the current period and we do not expect to incur any significant, additional taxes related to the remaining balance.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our revolving credit facility, borrowings under additional financing facilities and, when we have access to capital and credit markets, proceeds from the sale of new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the then outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise or redeem the outstanding balances of our indebtedness. Given the maturity dates of our 5.00% senior notes due 2024 and our 4.75% senior notes due 2025, we may access the capital or credit markets in the near term to refinance those senior notes through privately negotiated transactions, open market repurchases, tender offers or redemptions.
Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2022 Form 10-K.
In addition, economic or market disruptions could lead to lower demand for our services, such as loss of subscribers and lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2023. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2023.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(132,519)	$(23,555)
Cash used in investing activities	(7,005)	(9,757)
Cash used in financing activities	(28,310)	(31,011)
Net decrease in cash and cash equivalents from operations	$(167,834)	$(64,323)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 and 2022 amounted to $132.5 million and $23.6 million, respectively.
For the three months ended March 31, 2023, net cash used in operating activities primarily resulted from payments for program rights of $370.3 million and restructuring initiatives of $56.9 million, partially offset by $332.4 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items. Changes in all other assets and liabilities during the quarter resulted in a net cash outflow of $37.7 million.
For the three months ended March 31, 2022, net cash used in operating activities primarily resulted from payments for program rights of $340.3 million, partially offset by $361.2 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items. Changes in all other assets and liabilities during the quarter resulted in an additional net cash outflow of $44.5 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 amounted to $7.0 million and $9.8 million, respectively.
For the three months ended March 31, 2023, net cash used in investing activities consisted of capital expenditures of

$11.5 million, partially offset by proceeds from the sale of investments of $4.5 million.
For the three months ended March 31, 2022, net cash used in investing activities consisted of capital expenditures of $11.5 million, partially offset by a return of capital from investees of $1.7 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 and 2022 amounted to $28.3 million and $31.0 million, respectively.
For the three months ended March 31, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $11.5 million, principal payments on the Term Loan A Facility of $8.4 million, and taxes paid in lieu of shares issued for equity-based compensation of $6.0 million.
For the three months ended March 31, 2022, net cash used in financing activities consisted of taxes paid in lieu of shares issued for equity-based compensation of $20.3 million, principal payments on the Term Loan A Facility of $8.4 million, distributions to noncontrolling interests of $1.6 million, and payments on finance leases of $0.7 million.

Contractual Obligations
As of March 31, 2023, our contractual obligations not reflected on the condensed consolidated balance sheet increased $27.2 million, as compared to December 31, 2022, to $939.4 million. The increase is primarily driven by the renewal of a third-party service contract.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2023 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025 and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$524,867	$—	$515,603
Operating expenses	—	377,264	—	362,605
Operating income	$—	$147,603	$—	$152,998
Income before income taxes	$135,480	$175,035	$141,667	$174,080
Net income	103,610	172,608	104,188	171,903

Balance Sheet	March 31, 2023		December 31, 2022
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$69,888	$—	$79,020
Current assets	9,724	1,023,077	44,045	1,258,759
Non-current assets	3,995,793	3,843,407	3,893,205	3,706,858

Liabilities and equity:
Amounts due to subsidiaries	$55,833	$7,017	$68,682	$6,783
Current liabilities	138,001	722,718	157,658	872,109
Non-current liabilities	2,945,722	273,503	2,972,602	330,467

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2022 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2022.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2022 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2023, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $1.71 billion by approximately $466.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2023 would increase the estimated fair value of our fixed rate debt by approximately $48.0 million to approximately $1.76 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three months ended March 31, 2023, we did not have any interest rate swap contracts outstanding.
As of March 31, 2023, we had $2.8 billion of debt outstanding (excluding finance leases), of which $632.8 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2023 would increase our annual interest expense by approximately $6.3 million. The interest rate paid on approximately 78% of our debt (excluding finance leases) as of March 31, 2023 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized a $0.6 million loss for the three months ended March 31, 2023, and a $0.1 million loss for the three months ended March 31, 2022, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2023, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended March 31, 2023, the Company did not repurchase any of its Class A common stock. As of March 31, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Employment Agreement, dated February 15, 2023, by and between AMC Networks Inc. and Kristin Dolan

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	May 9, 2023	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	May 9, 2023	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer