Form 10-Q
period 2023-06-30
AMC Networks Inc.
filed 2023-08-04
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 28, 2023:

Class A Common Stock par value $0.01 per share	32,020,270
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$893,370	$930,002
Accounts receivable, trade (less allowance for doubtful accounts of $8,962 and $8,725)	660,474	722,185
Current portion of program rights, net	11,162	10,807
Prepaid expenses and other current assets	275,490	286,875
Total current assets	1,840,496	1,949,869
Property and equipment, net of accumulated depreciation of $376,464 and $344,906	186,482	202,034
Program rights, net	1,884,392	1,762,939
Intangible assets, net	312,280	354,676
Goodwill	648,202	643,419
Deferred tax assets, net	14,898	13,618
Operating lease right-of-use assets	97,567	108,229
Other assets	486,164	599,052
Total assets	$5,470,481	$5,633,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$112,315	$172,009
Accrued liabilities	374,803	419,065
Current portion of program rights obligations	323,862	374,115
Deferred revenue	75,601	134,883
Current portion of long-term debt	450,625	33,750
Current portion of lease obligations	36,828	36,411
Total current liabilities	1,374,034	1,170,233
Program rights obligations	163,020	200,869
Long-term debt, net	2,349,121	2,778,703
Lease obligations	108,451	124,799
Deferred tax liabilities, net	113,110	112,642
Other liabilities	81,008	139,108
Total liabilities	4,188,744	4,526,354
Commitments and contingencies
Redeemable noncontrolling interests	241,486	253,669
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,613 and 66,118 shares issued and 32,020 and 31,525 shares outstanding, respectively	666	661
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	366,553	360,251
Accumulated earnings	2,279,490	2,105,641
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(219,276)	(239,798)
Total AMC Networks stockholders' equity	1,007,666	806,988
Non-redeemable noncontrolling interests	32,585	46,825
Total stockholders' equity	1,040,251	853,813
Total liabilities and stockholders' equity	$5,470,481	$5,633,836
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$678,628	$738,025	$1,396,075	$1,450,182
Operating expenses:
Technical and operating (excluding depreciation and amortization)	321,961	325,772	648,690	610,009
Selling, general and administrative	194,298	231,819	379,904	462,472
Depreciation and amortization	25,745	27,231	51,620	49,821
Impairment and other charges	24,882	—	24,882	—
Restructuring and other related charges	6,041	—	11,974	—
Total operating expenses	572,927	584,822	1,117,070	1,122,302
Operating income	105,701	153,203	279,005	327,880
Other income (expense):
Interest expense	(38,930)	(31,980)	(76,547)	(62,777)
Interest income	7,342	2,467	15,258	4,927
Miscellaneous, net	10,140	(742)	14,729	5,086
Total other expense	(21,448)	(30,255)	(46,560)	(52,764)
Income from operations before income taxes	84,253	122,948	232,445	275,116
Income tax expense	(22,155)	(33,028)	(59,054)	(74,662)
Net income including noncontrolling interests	62,098	89,920	173,391	200,454
Net (income) loss attributable to noncontrolling interests	8,141	(6,491)	458	(12,837)
Net income attributable to AMC Networks' stockholders	$70,239	$83,429	$173,849	$187,617

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.60	$1.93	$3.98	$4.36
Diluted	$1.60	$1.91	$3.97	$4.29

Weighted average common shares:
Basic	43,842	43,192	43,702	42,987
Diluted	43,900	43,679	43,835	43,697
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income including noncontrolling interests	$62,098	$89,920	$173,391	$200,454
Other comprehensive income (loss):
Foreign currency translation adjustment	9,826	(51,740)	21,644	(70,333)
Comprehensive income	71,924	38,180	195,035	130,121
Comprehensive (income) loss attributable to noncontrolling interests	7,509	(4,463)	(664)	(9,978)
Comprehensive income attributable to AMC Networks' stockholders	$79,433	$33,717	$194,371	$120,143
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2023	$665	$115	$360,117	$2,209,251	$(1,419,882)	$(228,470)	$921,796	$47,246	$969,042
Net income attributable to AMC Networks’ stockholders	—	—	—	70,239	—	—	70,239	—	70,239
Net income (loss) attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(14,941)	(14,941)
Distribution to noncontrolling member	—	—	—	—	—	—	—	(352)	(352)
Other comprehensive income (loss)	—	—	—	—	—	9,194	9,194	632	9,826
Share-based compensation expenses	—	—	7,648	—	—	—	7,648	—	7,648
Net share issuances under employee stock plans	1	—	(1,212)	—	—	—	(1,211)	—	(1,211)
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2022	$660	$115	$335,803	$2,202,235	$(1,419,882)	$(193,580)	$925,351	$51,627	$976,978
Net income attributable to AMC Networks’ stockholders	—	—	—	83,429	—	—	83,429	—	83,429
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,870	1,870
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,394)	(1,394)
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Other comprehensive income (loss)	—	—	—	—	—	(49,712)	(49,712)	(2,028)	(51,740)
Share-based compensation expenses	—	—	8,683	—	—	—	8,683	—	8,683
Net share issuances under employee stock plans	—	—	(17)	—	—	—	(17)	—	(17)
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	173,849	—	—	173,849	—	173,849
Net income (loss) attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(13,528)	(13,528)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,834)	(1,834)
Other comprehensive income (loss)	—	—	—	—	—	20,522	20,522	1,122	21,644
Share-based compensation expenses	—	—	13,530	—	—	—	13,530	—	13,530
Net share issuances under employee stock plans	5	—	(7,228)	—	—	—	(7,223)	—	(7,223)
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	187,617	—	—	187,617	—	187,617
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,309	4,309
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,959)	(2,959)
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Other comprehensive income (loss)	—	—	—	—	—	(67,474)	(67,474)	(2,859)	(70,333)
Share-based compensation expenses	—	—	16,812	—	—	—	16,812	—	16,812
Net share issuances under employee stock plans	5	—	(20,314)	—	—	—	(20,309)	—	(20,309)
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$173,391	$200,454
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,620	49,821
Impairment and other charges	24,882	—
Share-based compensation expenses related to equity classified awards	13,293	16,812
Amortization of program rights	430,386	396,890
Amortization of deferred carriage fees	10,992	16,902
Unrealized foreign currency transaction loss/(gain)	2,712	(554)
Amortization of deferred financing costs and discounts on indebtedness	3,905	3,828
Bad debt expense	1,070	1,165
Deferred income taxes	(725)	34,115
Gain on investments	—	(4,084)
Other, net	(2,201)	(4,955)
Changes in assets and liabilities:
Accounts receivable, trade	54,221	58,410
Prepaid expenses and other assets	133,471	(50,853)
Program rights and obligations, net	(644,114)	(667,492)
Income taxes payable	1,109	2,241
Deferred revenue	(59,828)	44,874
Deferred carriage fees, net	(6,129)	(11,686)
Accounts payable, accrued liabilities and other liabilities	(163,008)	(68,714)
Net cash provided by operating activities	25,047	17,174
Cash flows from investing activities:
Capital expenditures	(21,450)	(21,554)
Return of capital from investees	—	1,771
Acquisition of investments	(283)	—
Principal payment received on loan to investee	180	—
Proceeds from sale of investments	8,565	9,854
Net cash used in investing activities	(12,988)	(9,929)
Cash flows from financing activities:
Payments for financing costs	(342)	—
Principal payments on long-term debt	(16,875)	(16,875)
Deemed repurchases of restricted stock units	(7,223)	(20,309)
Principal payments on finance lease obligations	(1,946)	(1,663)
Distributions to noncontrolling interests	(27,087)	(25,139)
Purchase of noncontrolling interests	(1,343)	(2,500)
Net cash used in financing activities	(54,816)	(66,486)
Net decrease in cash and cash equivalents from operations	(42,757)	(59,241)
Effect of exchange rate changes on cash and cash equivalents	6,125	(15,636)
Cash and cash equivalents at beginning of period	930,002	892,221
Cash and cash equivalents at end of period	$893,370	$817,344
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our programming services, which consist of our five national programming networks, our global streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE) and AMC+. Our AMC Studios operation produces original programming for our programming networks and third parties and also licenses programming worldwide, and IFC Films is our film distribution business. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services most of the national programming networks.
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in the Company's Annual Report on Form 10-K (our "2022 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2023, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2023	December 31, 2022
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$783,422	$1,003,505
Contract assets, short-term (included in Prepaid expenses and other current assets)	4,378	48,594
Contract liabilities, short-term (Deferred revenue)	75,601	134,883
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	113	683
Revenue recognized for the six months ended June 30, 2023 and 2022 relating to the contract liability at December 31, 2022 and 2021 was $97.4 million and $45.7 million, respectively.

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	43,842	43,192	43,702	42,987
Effect of dilution:
Restricted stock units	58	487	133	710
Diluted weighted average common shares outstanding	43,900	43,679	43,835	43,697
As of June 30, 2023 and June 30, 2022, 2.1 million and 0.8 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2023 and 2022, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
On November 28, 2022, the Company commenced a restructuring plan (the “Plan”) designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompasses initiatives that include, among other things, strategic programming assessments and organizational restructuring costs. The Plan is intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertain to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms. As a result of the Plan, the Company recorded restructuring and other related charges of $6.0 million and $12.0 million for the three and six months ended June 30, 2023 consisting primarily of severance and other personnel costs.
There were no restructuring and other related charges for the three and six months ended June 30, 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Domestic Operations	$3,905	$4,723
International and Other	261	1,646
Corporate / Inter-segment eliminations	1,875	5,605
Total restructuring and other related charges	$6,041	$11,974

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2022	$37,150	$74,724	$111,874
Charges (credits)	13,775	(1,801)	11,974
Cash payments	(36,270)	(52,236)	(88,506)
Other	(34)	685	651
Balance at June 30, 2023	$14,621	$21,372	$35,993
Accrued restructuring and other related costs of $33.7 million and $2.3 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at June 30, 2023. Accrued restructuring and other related costs of $108.0 million and $3.9 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$218,360	$535,004	$753,364
In-production and in-development	—	297,007	297,007
Total owned original program rights, net	$218,360	$832,011	$1,050,371

Licensed program rights, net:
Licensed film and acquired series	$1,633	$594,451	$596,084
Licensed originals	4,837	153,175	158,012
Advances and content versioning costs	—	91,087	91,087
Total licensed program rights, net	6,470	838,713	845,183
Program rights, net	$224,830	$1,670,724	$1,895,554

Current portion of program rights, net			$11,162
Program rights, net (long-term)			1,884,392
			$1,895,554

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
			$1,773,746

Amortization of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$59,528	$56,811	$116,339	$80,831	$101,747	$182,578
Licensed program rights	471	126,503	126,974	2,135	245,673	247,808
Program rights amortization	$59,999	$183,314	$243,313	$82,966	$347,420	$430,386

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$44,504	$30,381	$74,885	$94,344	$47,316	$141,660
Licensed program rights	9,633	119,520	129,153	17,241	237,989	255,230
Program rights amortization	$54,137	$149,901	$204,038	$111,585	$285,305	$396,890
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three and six months ended June 30, 2023 or 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend were $188.0 million and $143.1 million as of June 30, 2023 and December 31, 2022, respectively, recorded in Prepaid expenses and other current assets, and $75.0 million and $104.5 million as of June 30, 2023 and December 31, 2022, respectively, recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $83.3 million and $79.6 million at June 30, 2023 and December 31, 2022, respectively.
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
There were no investments in marketable equity securities at June 30, 2023 or December 31, 2022.
There were no realized or unrealized gains or losses on marketable equity securities for the three and six months ended June 30, 2023. In April 2022, the Company sold its interest in a marketable equity security for $9.9 million. The Company recognized a loss of $0.2 million and a gain of $4.1 million on marketable equity securities for the three and six months ended June 30, 2022, respectively, included in miscellaneous, net in the condensed consolidated statements of income.
Non-marketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities.
Investments in non-marketable equity securities were $41.3 million and $42.7 million at June 30, 2023 and December 31, 2022, respectively. The changes in value as a result of observable price changes, if any, are recorded in miscellaneous, net in the condensed consolidated statement of income. During the three and six months ended June 30, 2023, the Company recognized impairment charges of $0.5 million and $1.7 million, respectively, on certain investments, which were included in miscellaneous, net in the consolidated statements of income.
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2022	$349,292	$294,127	$643,419
Impairment charge	—	(1,877)	(1,877)
Amortization of "second component" goodwill	(560)	—	(560)
Foreign currency translation	—	7,220	7,220
June 30, 2023	$348,732	$299,470	$648,202
As of June 30, 2023 and December 31, 2022, accumulated impairment charges in the International and Other segment totaled $165.7 million and $163.8 million, respectively.
The $1.9 million impairment charge for International and Other relates to the 25/7 Media reporting unit. See "Impairment Test of Long-Lived Assets and Goodwill" below for more details.
The reduction of $0.6 million in the carrying amount of goodwill for Domestic Operations is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns. As of June 30, 2023, all tax benefits have been realized.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2023
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$639,664	$(407,959)	$231,705	6 to 25 years
Advertiser relationships	46,282	(36,546)	9,736	11 years
Trade names and other amortizable intangible assets	106,755	(55,816)	50,939	3 to 20 years
Total amortizable intangible assets	792,701	(500,321)	292,380
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$812,601	$(500,321)	$312,280

(In thousands)	December 31, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$634,000	$(373,240)	$260,760
Advertiser relationships	46,282	(34,443)	11,839
Trade names and other amortizable intangible assets	105,338	(43,161)	62,177
Total amortizable intangible assets	785,620	(450,844)	334,776
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,520	$(450,844)	$354,676

Aggregate amortization expense for amortizable intangible assets for the three months ended June 30, 2023 and 2022 was $10.5 million and $10.4 million, respectively, and for the six months ended June 30, 2023 and 2022 was $20.9 million and $21.0 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2023	$40,615
2024	39,404
2025	37,667
2026	33,294
2027	28,540
Impairment Test of Long-Lived Assets and Goodwill
25/7 Media is our production services business and is part of our International and Other operating segment. See "Item 1. Business - International and Other" in our 2022 Form 10-K for further details. During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in impairment and other charges in the consolidated statement of income within the International and Other operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model, and a

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
During the second quarter of 2023, the Company also determined that a triggering event had occurred with respect to the 25/7 Media reporting unit, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF model, and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in impairment and other charges in the consolidated statement of income, within the International and Other operating segment.

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Employee related costs	$70,760	$97,362
Participations and residuals	160,736	138,384
Interest	37,008	37,105
Restructuring and other related charges	33,718	107,998
Other accrued expenses	72,581	38,216
Total accrued liabilities	$374,803	$419,065

Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	June 30, 2023	December 31, 2022
Senior Secured Credit Facility: (a)
Term Loan A Facility	$624,375	$641,250
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,824,375	2,841,250
Unamortized discount	(16,425)	(18,718)
Unamortized deferred financing costs	(8,204)	(10,079)
Long-term debt, net	2,799,746	2,812,453
Current portion of long-term debt	450,625	33,750
Noncurrent portion of long-term debt	$2,349,121	$2,778,703
(a)The Company's revolving credit facility remains undrawn at June 30, 2023. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the six months ended June 30, 2023, the Company repaid a total of $16.9 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. The maturity date of the Term Loan A Facility and revolving credit facility under the Credit Agreement is

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
February 8, 2026. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income.
Other Debt
During the second quarter of 2023, a majority owned subsidiary of the Company extended its credit facility totaling $4.5 million to July 21, 2024. The facility bears interest at the greater of 3.5% or the prime rate plus 1%. There were no outstanding borrowings under the credit facility as of June 30, 2023.

Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$97,567	$108,229
Finance	Property and equipment, net	10,433	10,982
Total lease assets		$108,000	$119,211
Liabilities
Current:
Operating	Current portion of lease obligations	$32,383	$32,207
Finance	Current portion of lease obligations	4,445	4,204
		$36,828	$36,411
Noncurrent:
Operating	Lease obligations	$91,640	$105,768
Finance	Lease obligations	16,811	19,031
		$108,451	$124,799

Total lease liabilities		$145,279	$161,210

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2023:
Assets
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	7,563	—	7,563
Liabilities
Foreign currency derivatives	—	4,762	—	4,762

At December 31, 2022:
Assets
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	536	—	536
Liabilities
Foreign currency derivatives	—	8,965	—	8,965
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
At June 30, 2023 and December 31, 2022, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$618,169	$590,034
5.00% Notes due April 2024	399,200	392,872
4.75% Notes due August 2025	795,244	693,000
4.25% Notes due February 2029	987,133	534,948
	$2,799,746	$2,210,854

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$633,486	$615,600
5.00% Notes due April 2024	398,687	375,348
4.75% Notes due August 2025	794,171	607,000
4.25% Notes due February 2029	986,109	620,818
	$2,812,453	$2,218,766
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$254	$141
Foreign currency derivatives	Other assets	7,309	395
Liabilities:
Foreign currency derivatives	Accrued liabilities	$2,243	$3,663
Foreign currency derivatives	Current portion of program rights obligations	120	82
Foreign currency derivatives	Other liabilities	2,399	5,220

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency derivatives	Miscellaneous, net	$4,908	$(3,204)	$9,813	$(3,761)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 13. Income Taxes
For the three and six months ended June 30, 2023, income tax expense was $22.2 million and $59.1 million, respectively, representing an effective tax rate of 26% and 25%, respectively. The items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2023 primarily consist of state and local income tax expense and tax expense related to non-deductible compensation.
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
At June 30, 2023, the Company had foreign tax credit carry forwards of approximately $52.5 million, expiring on various dates from 2024 through 2033. These carryforwards have been reduced by a valuation allowance of $52.5 million as it is more likely than not that these carry forwards will not be realized. For the six months ended June 30, 2023, $0.4 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
As of June 30, 2023, approximately $198.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $893.4 million, as of June 30, 2023, includes approximately $178.7 million held by foreign subsidiaries. Of this amount, approximately $60.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.

Note 14. Commitments and Contingencies
Commitments
As of June 30, 2023, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $5.2 million, as compared to December 31, 2022, to $917.4 million. The increase was primarily driven by the renewal of a third-party service contract and additional program rights commitments, partially offset by payments for program rights.
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The motion is fully briefed and awaiting decision. The court has scheduled a trial date of September 17, 2024. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to actions and claims arising from alleged violation of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to certain putative class actions currently pending, the Company is facing a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all allege that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services, including AMC+ and Shudder, violated the privacy protection provisions of the VPPA and its state law analogues. Although the outcome of these matters cannot be predicted with certainty and while the impact of these matters on the Company's results of operations in any particular subsequent reporting period could be material, management does not believe that the resolution of these matters will have a material adverse effect on the Company’s business or financial position or the Company’s ability to meet its financial obligations as they become due.
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

Note 15. Equity Plans
During the second quarter of 2023, AMC Networks granted 1,792,097 restricted stock units ("RSUs") to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period, and 131,640 RSUs under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
In February 2023, AMC Networks granted 297,325 RSUs under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan to its chief executive officer. The RSUs vest ratably over a three-year period.
During the three months ended June 30, 2023, 135,243 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 71,801 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 63,442 shares of AMC Networks Class A Common Stock were issued. During the six months ended June 30, 2023, 883,424 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 387,675 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 495,749 shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the six months ended June 30, 2023 had an aggregate value of $7.2 million,

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2023.
The Company recorded share-based compensation expenses of $7.6 million and $13.5 million (including $0.2 million recorded as part of Restructuring and other related charges) for the three and six months ended June 30, 2023, respectively, and $8.7 million and $16.8 million for the three and six months ended June 30, 2022, respectively. Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses.
As of June 30, 2023, there was $40.5 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.5 years.

Note 16. Noncontrolling Interests
Redeemable Noncontrolling Interests
In connection with the Company's previous acquisitions of New Video Channel America L.L.C (owner of the cable channel BBC America) and RLJ Entertainment, the terms of the acquisition agreements provide the noncontrolling members with a right to put all of their noncontrolling interest to subsidiaries of the Company at a future time. Since the exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as a redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet.
The following tables summarize activity related to redeemable noncontrolling interest for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Months Ended June 30, 2023
March 31, 2023	$249,919
Net earnings	6,800
Distributions	(15,233)
June 30, 2023	$241,486

(In thousands)	Three Months Ended June 30, 2022
March 31, 2022	$287,756
Net earnings	4,621
Distributions	(22,180)
Other	529
June 30, 2022	$270,726

(In thousands)	Six Months Ended June 30, 2023
December 31, 2022	$253,669
Net earnings	13,070
Distributions	(25,253)
June 30, 2023	$241,486

(In thousands)	Six Months Ended June 30, 2022
December 31, 2021	$283,849
Net earnings	8,528
Distributions	(22,180)
Other	529
June 30, 2022	$270,726

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $3.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.
As disclosed in Note 20 of our 2022 Form 10-K, from time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, the Chief Executive Officer of the Company, own 50% of 605, LLC. Kristin A. Dolan is also the Non-executive Chairman and founder of 605, LLC, and served as its Chief Executive Officer from its inception in 2016 until February 2023. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement").
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. The fees payable to 605, LLC by the Company for these services were $10.5 million payable in five installments. The initial term of the Statement of Work ran from August 1, 2022 to December 31, 2022. The term was automatically extended to June 30, 2023 per the terms of the agreement. The Statement of Work expired by its terms on June 30, 2023.
Under the Statement of Work, 605, LLC was engaged in a strategic, research, market, business and financial assessment of the Company and its business, partnering with the Company’s management team. 605, LLC utilized their expertise, including assessment of extensive real-time business intelligence and consumer research, to enable potential further acceleration of the Company’s long-term growth and value creation. Among the analytic services provided by 605, LLC were situation analysis, customer experience, data utilization, addressing the market, content strategy and overview, sales strategy, pricing analysis, customer profiles, content (by offering), marketing strategy and financial analysis.
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Six Months Ended June 30,
	2023	2022
Non-Cash Investing and Financing Activities:
Operating lease additions	$3,023	$1,891
Capital expenditures incurred but not yet paid	1,402	6,002
Contingent consideration for purchase of noncontrolling interests	—	2,806
Supplemental Data:
Cash interest paid	71,993	58,539
Income taxes paid, net	31,438	33,793

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$333,754	$57,280	$—	$391,034
Content licensing and other	80,914	21,658	(2,495)	100,077
Distribution and other	414,668	78,938	(2,495)	491,111
Advertising	167,151	20,366	—	187,517
Consolidated revenues, net	$581,819	$99,304	$(2,495)	$678,628
Operating income (loss)	$162,530	$(11,705)	$(45,124)	$105,701
Share-based compensation expenses	2,192	846	4,610	7,648
Depreciation and amortization	11,663	4,902	9,180	25,745
Impairment and other charges	—	24,882	—	24,882
Restructuring and other related charges	3,905	261	1,875	6,041
Cloud computing amortization	5	—	2,244	2,249
Majority-owned equity investees AOI	4,511	—	—	4,511
Adjusted operating income (loss)	$184,806	$19,186	$(27,215)	$176,777

(In thousands)	Three Months Ended June 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$347,024	$56,702	$—	$403,726
Content licensing and other	72,426	47,335	(8,848)	110,913
Distribution and other	419,450	104,037	(8,848)	514,639
Advertising	201,652	21,734	—	223,386
Consolidated revenues, net	$621,102	$125,771	$(8,848)	$738,025
Operating income (loss)	$188,812	$14,087	$(49,696)	$153,203
Share-based compensation expenses	3,172	467	5,044	8,683
Depreciation and amortization	13,439	4,633	9,159	27,231
Cloud computing amortization	5	—	2,359	2,364
Majority-owned equity investees AOI	4,061	—	—	4,061
Adjusted operating income (loss)	$209,489	$19,187	$(33,134)	$195,542

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$681,284	$113,970	$—	$795,254
Content licensing and other	184,177	54,518	(4,974)	233,721
Distribution and other	865,461	168,488	(4,974)	1,028,975
Advertising	328,212	38,888	—	367,100
Consolidated revenues, net	$1,193,673	$207,376	$(4,974)	$1,396,075
Operating income (loss)	$362,018	$2,437	$(85,450)	$279,005
Share-based compensation expenses	6,639	1,685	4,969	13,293
Depreciation and amortization	23,517	9,673	18,430	51,620
Impairment and other charges	—	24,882	—	24,882
Restructuring and other related charges	4,723	1,646	5,605	11,974
Cloud computing amortization	10	—	4,469	4,479
Majority-owned equity investees AOI	7,287	—	—	7,287
Adjusted operating income (loss)	$404,194	$40,323	$(51,977)	$392,540

(In thousands)	Six Months Ended June 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$690,772	$117,114	$—	$807,886
Content licensing and other	133,680	74,389	(12,085)	195,984
Distribution and other	824,452	191,503	(12,085)	1,003,870
Advertising	402,193	44,119	—	446,312
Consolidated revenues, net	$1,226,645	$235,622	$(12,085)	$1,450,182
Operating income (loss)	$387,334	$31,442	$(90,896)	$327,880
Share-based compensation expenses	6,845	1,221	8,746	16,812
Depreciation and amortization	25,575	9,536	14,710	49,821
Cloud computing amortization	12	—	3,259	3,271
Majority-owned equity investees AOI	8,942	—	—	8,942
Adjusted operating income (loss)	$428,708	$42,199	$(64,181)	$406,726
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $137.4 million and $122.1 million for the three months ended June 30, 2023 and 2022, respectively, and $278.3 million and $231.7 million for the six months ended June 30, 2023 and 2022, respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Inter-segment revenues
Domestic Operations	$(2,412)	$(7,442)	$(4,626)	$(10,444)
International and Other	(83)	(1,406)	(348)	(1,641)
	$(2,495)	$(8,848)	$(4,974)	$(12,085)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
United States	$551,637	$600,226	$1,157,865	$1,191,434
Europe	83,718	97,146	157,485	180,071
Other	43,273	40,653	80,725	78,677
	$678,628	$738,025	$1,396,075	$1,450,182
One customer within the Domestic Operations segment accounted for approximately 13% of consolidated revenues, net for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, no customer accounted for 10% or more of consolidated revenues, net.
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2023	December 31, 2022
Property and equipment, net
United States	$173,096	$187,833
Europe	11,973	12,520
Other	1,413	1,681
	$186,482	$202,034

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
•the impact of strikes, including those related to the Writers, Directors, and Screen Actors guilds;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2023, as well as an analysis of our cash flows for the six months ended June 30, 2023 and 2022. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2023 as compared to December 31, 2022.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2022.
Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net
Domestic Operations	$581,819	$621,102	$1,193,673	$1,226,645
International and Other	99,304	125,771	207,376	235,622
Inter-segment Eliminations	(2,495)	(8,848)	(4,974)	(12,085)
	$678,628	$738,025	$1,396,075	$1,450,182
Operating Income (Loss)
Domestic Operations	$162,530	$188,812	$362,018	$387,334
International and Other	(11,705)	14,087	2,437	31,442
Corporate / Inter-segment Eliminations	(45,124)	(49,696)	(85,450)	(90,896)
	$105,701	$153,203	$279,005	$327,880
Adjusted Operating Income (Loss)
Domestic Operations	$184,806	$209,489	$404,194	$428,708
International and Other	19,186	19,187	40,323	42,199
Corporate / Inter-segment Eliminations	(27,215)	(33,134)	(51,977)	(64,181)
	$176,777	$195,542	$392,540	$406,726
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 35 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our programming services, which consist of our five national programming networks, our global streaming services, our AMC Studios operation and IFC Films. Our national programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE) and AMC+. Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide, and IFC Films is our film distribution business. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services most of the national programming networks.
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
Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee, and to a lesser extent, is earned through the distribution of AMC Studios produced series to third parties.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which could result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.

International and Other
Our International and Other segment primarily includes the operations of AMCNI and 25/7 Media.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the six months ended June 30, 2023, distribution revenues represented 81% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements, which may provide for annual rate increases. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract.
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
Corporate / Inter-segment Eliminations
Corporate operations primarily consist of executive management and administrative support services, such as executive salaries and benefits costs, costs of maintaining corporate headquarters, facilities and common support functions. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.
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

Three and Six Months Ended June 30, 2023 and 2022
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$391,034	$403,726	(3.1)%	$795,254	$807,886	(1.6)%
Content licensing and other	100,077	110,913	(9.8)%	233,721	195,984	19.3%
Distribution and other	491,111	514,639	(4.6)%	1,028,975	1,003,870	2.5%
Advertising	187,517	223,386	(16.1)%	367,100	446,312	(17.7)%
Total revenues, net	678,628	738,025	(8.0)%	1,396,075	1,450,182	(3.7)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	321,961	325,772	(1.2)%	648,690	610,009	6.3%
Selling, general and administrative	194,298	231,819	(16.2)%	379,904	462,472	(17.9)%
Depreciation and amortization	25,745	27,231	(5.5)%	51,620	49,821	3.6%
Impairment and other charges	24,882	—	n/m	24,882	—	n/m
Restructuring and other related charges	6,041	—	n/m	11,974	—	n/m
Total operating expenses	572,927	584,822	(2.0)%	1,117,070	1,122,302	(0.5)%
Operating income	105,701	153,203	(31.0)%	279,005	327,880	(14.9)%
Other income (expense):
Interest expense, net	(31,588)	(29,513)	7.0%	(61,289)	(57,850)	5.9%
Miscellaneous, net	10,140	(742)	n/m	14,729	5,086	189.6%
Total other expense	(21,448)	(30,255)	(29.1)%	(46,560)	(52,764)	(11.8)%
Income from operations before income taxes	84,253	122,948	(31.5)%	232,445	275,116	(15.5)%
Income tax expense	(22,155)	(33,028)	(32.9)%	(59,054)	(74,662)	(20.9)%
Net income including noncontrolling interests	62,098	89,920	(30.9)%	173,391	200,454	(13.5)%
Net (income) loss attributable to noncontrolling interests	8,141	(6,491)	(225.4)%	458	(12,837)	(103.6)%
Net income attributable to AMC Networks' stockholders	$70,239	$83,429	(15.8)%	$173,849	$187,617	(7.3)%
Revenues
Three months ended June 30, 2023 vs. 2022
Subscription revenues decreased 3.8% in our Domestic Operations segment primarily due to a decline in affiliate revenues, partially offset by an increase in streaming revenues. The decrease in our Domestic Operations segment was partially offset by a 1.0% increase in our International and Other segment primarily due to the favorable impact of foreign currency translation at AMCNI.
Subscription revenues vary based on the impact of renewals of affiliation agreements and the number of subscribers to our services.
Content licensing and other revenues decreased 54.2% in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties. The decrease in our International and Other segment was partially offset by an 11.7% increase in our Domestic Operations segment primarily due to the timing and availability of deliveries, including a $20.3 million impact associated with the termination of an output agreement that resulted in the acceleration of revenue previously anticipated to be recognized in 2024.
Content licensing revenues vary based on the timing of availability of our programming to distributors, including AMC Studios produced series for third parties, and the timing and volume of productions at 25/7 Media.
Advertising revenues decreased 17.1% in our Domestic Operations segment primarily due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth. Advertising revenues also decreased 6.3% in our International and Other segment primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
Advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen.
Six months ended June 30, 2023 vs. 2022
Subscription revenues decreased 1.4% in our Domestic Operations segment primarily due to a decline in affiliate revenues, partially offset by an increase in streaming revenues. Subscription revenues also decreased 2.7% in our International and Other segment primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues increased 37.8% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including $56.1 million for the delivery of the remaining episodes of an AMC Studios produced series to a third party and the $20.3 million impact associated with the termination of an output agreement that resulted in the acceleration of revenue previously anticipated to be recognized in 2024. The increase in our Domestic Operations segment was partially offset by a 26.7% decrease in our International and Other segment due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Advertising revenues decreased 18.4% in our Domestic Operations segment primarily due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the period, partially offset by digital and advanced advertising revenue growth. Advertising revenues also decreased 11.9% in our International and Other segment, primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
The components of technical and operating expenses primarily include the amortization of program rights, such as those for original programming, feature films and licensed series, and other direct programming costs, such as participation and residual costs, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
Three months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased 34.0% in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties. The decrease in our International and Other segment was partially offset by an 8.1% increase in our Domestic Operations segment primarily due to an increase in program rights amortization primarily driven by the impact associated with the termination of an output agreement that resulted in the acceleration of program rights amortization previously anticipated to be recognized in 2024.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming may increase.
Six months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) increased 12.8% in our Domestic Operations segment primarily due to costs associated with the delivery of the remaining episodes of an AMC Studios produced series to a third party and an increase in program rights amortization primarily driven by the impact associated with the termination of an output agreement that resulted in the acceleration of program rights amortization previously anticipated to be recognized in 2024. The increase in our Domestic Operations segment was partially offset by an 18.4% decrease in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.

Three months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses (including share-based compensation expenses) decreased 21.6% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services, and decreased 1.2% in our International and Other segment primarily due to lower advertising and marketing costs at AMCNI.
There may be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series.
Six months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses (including share-based compensation expenses) decreased 21.6% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services, and decreased 1.8% in our International and Other segment primarily due to the favorable impact of foreign currency translation.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three months ended June 30, 2023 vs. 2022
Depreciation and amortization expense decreased primarily due to the impact of fully depreciated equipment in our Domestic Operations segment.
Six months ended June 30, 2023 vs. 2022
Depreciation and amortization expense increased due to higher depreciation of equipment in Corporate, partially offset by the impact of fully depreciated equipment in our Domestic Operations segment.
Impairment and other charges
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media and an impairment charge of $24.9 million was recorded. See Note 7, Goodwill and Other Intangible Assets to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
There were no impairment and other charges for the three and six months ended June 30, 2022.
Restructuring and other related charges
For the three months ended June 30, 2023, restructuring and other related charges of $6.0 million consisted primarily of severance and other employee-related costs, with $3.9 million related to our Domestic Operations segment, $0.2 million related to AMCNI and $1.9 million related to Corporate. For the six months ended June 30, 2023, restructuring and other related charges of $12.0 million consisted primarily of severance and other employee-related costs, with $4.7 million related to our Domestic Operations segment, $1.7 million related to AMCNI and $5.6 million related to Corporate.
There were no restructuring and other related charges for the three and six months ended June 30, 2022.
Operating income
Three months ended June 30, 2023 vs. 2022
The decrease in operating income was primarily attributable to a decrease in revenues, net of $59.4 million and an impairment charge of $24.9 million, partially offset by a decrease in selling, general and administrative expenses of $37.5 million.
Six months ended June 30, 2023 vs. 2022
The decrease in operating income was primarily attributable to a decrease in revenues, net of $54.1 million, an increase in technical and operating expenses of $38.7 million, an impairment charge of $24.9 million, and restructuring and other related charges of $12.0 million, partially offset by a decrease in selling, general and administrative expenses of $82.6 million.

Interest expense, net
Three months ended June 30, 2023 vs. 2022
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility, partially offset by higher interest income generated from our money market mutual fund accounts and bank deposits.
Six months ended June 30, 2023 vs. 2022
The increase in interest expense, net was primarily due to higher interest rates on our Term Loan A Facility, partially offset by higher interest income generated from our money market mutual fund accounts and bank deposits.
Miscellaneous, net
Three months ended June 30, 2023 vs. 2022
The increase in miscellaneous, net was primarily related to $8.1 million of higher net gains on derivative financial instruments and a $2.1 million favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity, and $0.5 million of higher net earnings of equity method investees as compared to the three months ended June 30, 2022.
Six months ended June 30, 2023 vs. 2022
The increase in miscellaneous, net was primarily related to $13.6 million of higher net gains on derivative financial instruments and a $1.6 million favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity as compared to the six months ended June 30, 2022. These increases were partially offset by $3.8 million of lower net gains on marketable securities and a $1.8 million impairment charge related to certain investments in 2023.
Income tax expense
Three months ended June 30, 2023 vs. 2022
For the three months ended June 30, 2023, income tax expense was $22.2 million representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense related to non-deductible compensation. For the three months ended June 30, 2022, income tax expense was $33.0 million representing an effective tax rate of 27%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense for an increase in the valuation allowance for foreign taxes.
Six months ended June 30, 2023 vs. 2022
For the six months ended June 30, 2023, income tax expense was $59.1 million representing an effective tax rate of 25%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense related to non-deductible compensation. For the six months ended June 30, 2022, income tax expense was $74.7 million representing an effective tax rate of 27%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense for an increase in the valuation allowance for foreign taxes.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$333,754	$347,024	(3.8)%	$681,284	$690,772	(1.4)%
Content licensing and other	80,914	72,426	11.7	184,177	133,680	37.8
Distribution and other	414,668	419,450	(1.1)	865,461	824,452	5.0
Advertising	167,151	201,652	(17.1)	328,212	402,193	(18.4)
Total revenues, net	581,819	621,102	(6.3)	1,193,673	1,226,645	(2.7)
Technical and operating expenses (excluding depreciation and amortization)(a)	274,233	253,699	8.1	543,243	481,806	12.8
Selling, general and administrative expenses(b)	127,291	161,975	(21.4)	253,523	325,073	(22.0)
Majority-owned equity investees AOI	4,511	4,061	11.1	7,287	8,942	(18.5)
Segment adjusted operating income	$184,806	$209,489	(11.8)%	$404,194	$428,708	(5.7)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Three months ended June 30, 2023 vs. 2022
Subscription revenues decreased primarily due to a 12.7% decline in affiliate revenues, partially offset by a 12.5% increase in streaming revenues. Affiliate revenues decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022, partially offset by contractual rate increases. Streaming revenues increased due to year-over-year subscriber growth and 2022 price increases. Subscription revenues include revenues related to the Company's streaming services of $137.4 million and $122.1 million for the three months ended June 30, 2023 and 2022, respectively. Aggregate paid subscribers2 to our streaming services increased 6% to 11.0 million at June 30, 2023 compared to 10.3 million at June 30, 2022.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries, including a $20.3 million impact associated with the termination of an output agreement that resulted in the acceleration of revenue previously anticipated to be recognized in 2024.
Advertising revenues decreased due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth.
Six months ended June 30, 2023 vs. 2022
Subscription revenues decreased primarily due to a 12.2% decline in affiliate revenues, partially offset by a 20.1% increase in streaming revenues. Affiliate revenues decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022, partially offset by contractual rate increases. Streaming revenues increased due to year-over-year subscriber growth and 2022 price increases. Subscription revenues include revenues related to the Company's streaming services of $278.3 million and $231.7 million for the six months ended June 30, 2023 and 2022, respectively.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries, including $56.1 million for the delivery of the remaining episodes of an AMC Studios produced series to a third party and a $20.3 million impact associated with the termination of an output agreement that resulted in the acceleration of revenue previously anticipated to be recognized in 2024.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

Advertising revenues decreased due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the period, partially offset by digital and advanced advertising revenue growth.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to an increase in program rights amortization, including the impact associated with the termination of an output agreement that resulted in the acceleration of program rights amortization previously anticipated to be recognized in 2024.
Six months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to costs associated with the delivery of the remaining episodes of an AMC Studios produced series to a third party and an increase in program rights amortization, including the impact associated with the termination of an output agreement that resulted in the acceleration of program rights amortization previously anticipated to be recognized in 2024.
Selling, general and administrative expenses
Three months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses primarily decreased due to lower marketing and subscriber acquisition expenses related to our streaming services.
Six months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses primarily decreased due to lower marketing and subscriber acquisition expenses related to our streaming services.
Segment adjusted operating income
Three months ended June 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $39.3 million and an increase in technical and operating expenses of $20.5 million, partially offset by a decrease in selling, general and administrative expenses of $34.7 million.
Six months ended June 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $33.0 million and an increase in technical and operating expenses of $61.4 million, partially offset by a decrease in selling, general and administrative expenses of $71.6 million.

International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$57,280	$56,702	1.0%	$113,970	$117,114	(2.7)%
Content licensing and other	21,658	47,335	(54.2)	54,518	74,389	(26.7)
Distribution and other	78,938	104,037	(24.1)	168,488	191,503	(12.0)
Advertising	20,366	21,734	(6.3)	38,888	44,119	(11.9)
Total revenues, net	99,304	125,771	(21.0)	207,376	235,622	(12.0)
Technical and operating expenses (excluding depreciation and amortization)	49,980	75,701	(34.0)	110,541	135,396	(18.4)
Selling, general and administrative expenses(a)	30,138	30,883	(2.4)	56,512	58,027	(2.6)
Segment adjusted operating income	$19,186	$19,187	—%	$40,323	$42,199	(4.4)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Three months ended June 30, 2023 vs. 2022
Subscription revenues increased primarily due to the favorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Advertising revenues decreased primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
Six months ended June 30, 2023 vs. 2022
Subscription revenues decreased primarily due to the unfavorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Advertising revenues decreased primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Six months ended June 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties, as well as lower program rights amortization at AMCNI, primarily resulting from the impact of the wind-down of two channels in 2022 in the U.K.
Selling, general and administrative expenses
Three months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses decreased primarily due to lower advertising and marketing costs at AMCNI.
Six months ended June 30, 2023 vs. 2022
Selling, general and administrative expenses decreased primarily due to the favorable impact of foreign currency translation at AMCNI.

Segment adjusted operating income
Three months ended June 30, 2023 vs. 2022
Segment adjusted operating income was flat as a decrease in revenues, net of $26.5 million, was offset by decreases in technical and operating expenses of $25.7 million and selling, general and administrative expenses of $0.7 million.
Six months ended June 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $28.2 million, partially offset by decreases in technical and operating expenses of $24.9 million and selling, general and administrative expenses of $1.5 million.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:	$(2,495)	$(8,848)	(71.8)%	$(4,974)	$(12,085)	(58.8)%
Technical and operating expenses (excluding depreciation and amortization)(a)	(2,316)	(3,811)	(39.2)%	(5,222)	(7,383)	(29.3)
Selling, general and administrative expenses(b)	27,036	28,097	(3.8)%	52,225	59,479	(12.2)
Segment adjusted operating income	$(27,215)	$(33,134)	(17.9)%	$(51,977)	$(64,181)	(19.0)%
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
Selling, general and administrative expenses
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions.
Selling, general and administrative expenses for the three and six months ended June 30, 2023 compared to 2022 decreased primarily due to lower employee related costs.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended June 30, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$162,530	$(11,705)	$(45,124)	$105,701
Share-based compensation expenses	2,192	846	4,610	7,648
Depreciation and amortization	11,663	4,902	9,180	25,745
Restructuring and other related charges	3,905	261	1,875	6,041
Impairment and other charges	—	24,882	—	24,882
Cloud computing amortization	5	—	2,244	2,249
Majority owned equity investees AOI	4,511	—	—	4,511
Adjusted operating income (loss)	$184,806	$19,186	$(27,215)	$176,777

	Three Months Ended June 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$188,812	$14,087	$(49,696)	$153,203
Share-based compensation expenses	3,172	467	5,044	8,683
Depreciation and amortization	13,439	4,633	9,159	27,231
Cloud computing amortization	5	—	2,359	2,364
Majority owned equity investees AOI	4,061	—	—	4,061
Adjusted operating income (loss)	$209,489	$19,187	$(33,134)	$195,542

	Six Months Ended June 30, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$362,018	$2,437	$(85,450)	$279,005
Share-based compensation expenses	6,639	1,685	4,969	13,293
Depreciation and amortization	23,517	9,673	18,430	51,620
Restructuring and other related charges	4,723	1,646	5,605	11,974
Impairment and other charges	—	24,882	—	24,882
Cloud computing amortization	10	—	4,469	4,479
Majority owned equity investees AOI	7,287	—	—	7,287
Adjusted operating income (loss)	$404,194	$40,323	$(51,977)	$392,540

	Six Months Ended June 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$387,334	$31,442	$(90,896)	$327,880
Share-based compensation expenses	6,845	1,221	8,746	16,812
Depreciation and amortization	25,575	9,536	14,710	49,821
Cloud computing amortization	12	—	3,259	3,271
Majority owned equity investees AOI	8,942	—	—	8,942
Adjusted operating income (loss)	$428,708	$42,199	$(64,181)	$406,726

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
Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2023, we did not repurchase any of our Class A common stock. As of June 30, 2023, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to invest in original programming, the funding of which generally occurs a minimum of nine months in advance of a program's airing.
As of June 30, 2023, approximately $198.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $893.4 million, as of June 30, 2023, includes approximately $178.7 million held by foreign subsidiaries. Of this amount, approximately $60.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
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
The revolving credit facility was not drawn upon at June 30, 2023. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. The maturity date of the Term Loan A Facility and revolving credit facility under the Credit Agreement is February 8, 2026. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-

off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2023.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$25,047	$17,174
Cash used in investing activities	(12,988)	(9,929)
Cash used in financing activities	(54,816)	(66,486)
Net decrease in cash and cash equivalents from operations	$(42,757)	$(59,241)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 amounted to $25.0 million and $17.2 million, respectively.
For the six months ended June 30, 2023, net cash provided by operating activities primarily resulted from $709.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $644.1 million and restructuring initiatives of $88.5 million. Changes in all other assets and liabilities during the quarter resulted in a net cash inflow of $48.3 million.
For the six months ended June 30, 2022, net cash provided by operating activities primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $710.4 million, partially offset by payments for program rights of $667.5 million. Changes in all other assets and liabilities resulted in a net cash outflow of $25.7 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 amounted to $13.0 million and $9.9 million, respectively.
For the six months ended June 30, 2023, net cash used in investing activities consisted primarily of capital expenditures of $21.5 million, partially offset by proceeds from the sale of investments of $8.6 million.
For the six months ended June 30, 2022, net cash used in investing activities consisted of capital expenditures of $21.6 million, partially offset by proceeds from the sale of a marketable equity security of $9.9 million and a return of capital from investees of $1.8 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 and 2022 amounted to $54.8 million and $66.5 million, respectively.
For the six months ended June 30, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $27.1 million, principal payments on the Term Loan A Facility of $16.9 million, and taxes paid in lieu of shares issued for equity-based compensation of $7.2 million.
For the six months ended June 30, 2022, net cash used in financing activities consisted of distributions to noncontrolling interests of $25.1 million, taxes paid in lieu of shares issued for equity-based compensation of $20.3 million, principal payments on long-term debt of $16.9 million, purchase of noncontrolling interests of $2.5 million and payments on finance leases of $1.7 million.

Contractual Obligations
As of June 30, 2023, our contractual obligations not reflected on the condensed consolidated balance sheet increased $5.2 million, as compared to December 31, 2022, to $917.4 million. The increase was primarily driven by the renewal of a third-party service contract and additional program rights commitments, partially offset by payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2023 included $400.0 million of 5.00% Notes due April 2024, $800.0 million of 4.75% Notes due August 2025 and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,009,946	$—	$1,020,245
Operating expenses	—	753,189	—	743,394
Operating income	$—	$256,757	$—	$276,851
Income before income taxes	$223,608	$304,027	$255,211	$321,509
Net income	173,849	299,434	187,617	316,942

Balance Sheet	June 30, 2023		December 31, 2022
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$23,497	$—	$79,020
Current assets	15,624	1,323,359	44,045	1,258,759
Non-current assets	4,078,771	3,573,422	3,893,205	3,706,858

Liabilities and equity:
Amounts due to subsidiaries	$48,254	$7,715	$68,682	$6,783
Current liabilities	554,558	701,717	157,658	872,109
Non-current liabilities	2,532,171	241,606	2,972,602	330,467

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
25/7 Media is our production services business and is part of our International and Other segment. See "Item 1. Business - International and Other" in our 2022 Form 10-K for further details. During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in impairment and other charges in the consolidated statement of income within the International and Other operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
During the second quarter of 2023, the Company also determined that a triggering event had occurred with respect to the 25/7 Media reporting unit, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF model, and a market comparables approach.

Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in impairment and other charges in the consolidated statement of income, within the International and Other operating segment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2023, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $1.62 billion by approximately $560.8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2023 would increase the estimated fair value of our fixed rate debt by approximately $38.8 million to approximately $1.66 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three and six months ended June 30, 2023, we did not have any interest rate swap contracts outstanding.
As of June 30, 2023, we had $2.8 billion of debt outstanding (excluding finance leases), of which $624.4 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2023 would increase our annual interest expense by approximately $6.2 million. The interest rate paid on approximately 78% of our debt (excluding finance leases) as of June 30, 2023 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized gains of $3.1 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and gains of $1.0 million and $0.9 million for the three and six months ended June 30, 2022, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Based upon that evaluation as of June 30, 2023, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three and six months ended June 30, 2023, the Company did not repurchase any of its Class A common stock. As of June 30, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1
Amendment No. 2, dated as of April 19, 2023, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, as amended by that certain Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of February 8, 2021, by and among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2023).

10.2	Amended & Restated Employment Agreement dated September 2, 2022, between AMC Networks Inc. and Kim Kelleher.

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 4, 2023	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer