Form 10-Q
period 2023-09-30
AMC Networks Inc.
filed 2023-11-03
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 27, 2023:

Class A Common Stock par value $0.01 per share	32,073,020
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$955,187	$930,002
Accounts receivable, trade (less allowance for doubtful accounts of $9,581 and $8,725)	657,656	722,185
Current portion of program rights, net	11,978	10,807
Prepaid expenses and other current assets	276,284	286,875
Total current assets	1,901,105	1,949,869
Property and equipment, net of accumulated depreciation of $390,887 and $344,906	172,897	202,034
Program rights, net	1,807,549	1,762,939
Intangible assets, net	300,763	354,676
Goodwill	640,143	643,419
Deferred tax assets, net	15,542	13,618
Operating lease right-of-use assets	81,783	108,229
Other assets	471,003	599,052
Total assets	$5,390,785	$5,633,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$103,575	$172,009
Accrued liabilities	373,403	419,065
Current portion of program rights obligations	257,508	374,115
Deferred revenue	69,796	134,883
Current portion of long-term debt	459,063	33,750
Current portion of lease obligations	36,822	36,411
Total current liabilities	1,300,167	1,170,233
Program rights obligations	146,924	200,869
Long-term debt, net	2,334,216	2,778,703
Lease obligations	99,116	124,799
Deferred tax liabilities, net	117,687	112,642
Other liabilities	84,988	139,108
Total liabilities	4,083,098	4,526,354
Commitments and contingencies
Redeemable noncontrolling interests	225,400	253,669
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,666 and 66,118 shares issued and 32,073 and 31,525 shares outstanding, respectively	666	661
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	372,925	360,251
Accumulated earnings	2,342,914	2,105,641
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(246,052)	(239,798)
Total AMC Networks stockholders' equity	1,050,686	806,988
Non-redeemable noncontrolling interests	31,601	46,825
Total stockholders' equity	1,082,287	853,813
Total liabilities and stockholders' equity	$5,390,785	$5,633,836
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$636,954	$681,843	$2,033,029	$2,132,025
Operating expenses:
Technical and operating (excluding depreciation and amortization)	284,900	293,459	933,590	903,468
Selling, general and administrative	187,232	207,972	567,136	670,444
Depreciation and amortization	28,009	29,735	79,629	79,556
Impairment and other charges	5,400	—	30,282	—
Restructuring and other related charges	10,563	—	22,537	—
Total operating expenses	516,104	531,166	1,633,174	1,653,468
Operating income	120,850	150,677	399,855	478,557
Other income (expense):
Interest expense	(38,757)	(34,308)	(115,304)	(97,085)
Interest income	11,686	3,625	26,944	8,552
Miscellaneous, net	(2,211)	(1,546)	12,518	3,540
Total other expense	(29,282)	(32,229)	(75,842)	(84,993)
Income from operations before income taxes	91,568	118,448	324,013	393,564
Income tax expense	(23,671)	(28,456)	(82,725)	(103,118)
Net income including noncontrolling interests	67,897	89,992	241,288	290,446
Net income attributable to noncontrolling interests	(4,473)	(5,326)	(4,015)	(18,163)
Net income attributable to AMC Networks' stockholders	$63,424	$84,666	$237,273	$272,283

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.44	$1.96	$5.42	$6.32
Diluted	$1.44	$1.94	$5.40	$6.23

Weighted average common shares:
Basic	43,951	43,238	43,786	43,070
Diluted	44,041	43,732	43,905	43,707
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income including noncontrolling interests	$67,897	$89,992	$241,288	$290,446
Other comprehensive income (loss):
Foreign currency translation adjustment	(27,860)	(54,896)	(6,216)	(125,229)
Comprehensive income	40,037	35,096	235,072	165,217
Comprehensive income attributable to noncontrolling interests	(3,389)	(3,136)	(4,053)	(13,114)
Comprehensive income attributable to AMC Networks' stockholders	$36,648	$31,960	$231,019	$152,103
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251
Net income attributable to AMC Networks’ stockholders	—	—	—	63,424	—	—	63,424	—	63,424
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	417	417
Distribution to noncontrolling member	—	—	—	—	—	—	—	(317)	(317)
Other comprehensive income (loss)	—	—	—	—	—	(26,776)	(26,776)	(1,084)	(27,860)
Share-based compensation expenses	—	—	6,378	—	—	—	6,378	—	6,378
Net share issuances under employee stock plans	—	—	(6)	—	—	—	(6)	—	(6)
Balance, September 30, 2023	$666	$115	$372,925	$2,342,914	$(1,419,882)	$(246,052)	$1,050,686	$31,601	$1,082,287

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2022	$660	$115	$341,403	$2,285,664	$(1,419,882)	$(243,292)	$964,668	$48,778	$1,013,446
Net income attributable to AMC Networks’ stockholders	—	—	—	84,666	—	—	84,666	—	84,666
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	883	883
Distributions to noncontrolling member	—	—	—	—	—	—	—	(407)	(407)
Other comprehensive income (loss)	—	—	—	—	—	(52,706)	(52,706)	(2,190)	(54,896)
Share-based compensation expenses	—	—	7,050	—	—	—	7,050	—	7,050
Net share issuances under employee stock plans	1	—	(1,249)	—	—	—	(1,248)	—	(1,248)
Balance, September 30, 2022	$661	$115	$347,204	$2,370,330	$(1,419,882)	$(295,998)	$1,002,430	$47,064	$1,049,494

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	237,273	—	—	237,273	—	237,273
Net income (loss) attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(13,111)	(13,111)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,151)	(2,151)
Other comprehensive income (loss)	—	—	—	—	—	(6,254)	(6,254)	38	(6,216)
Share-based compensation expenses	—	—	19,908	—	—	—	19,908	—	19,908
Net share issuances under employee stock plans	5	—	(7,234)	—	—	—	(7,229)	—	(7,229)
Balance, September 30, 2023	$666	$115	$372,925	$2,342,914	$(1,419,882)	$(246,052)	$1,050,686	$31,601	$1,082,287

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	AMC Networks Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	272,283	—	—	272,283	—	272,283
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	5,192	5,192
Distributions to noncontrolling member	—	—	—	—	—	—	—	(3,366)	(3,366)
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Other comprehensive income (loss)	—	—	—	—	—	(120,180)	(120,180)	(5,049)	(125,229)
Share-based compensation expenses	—	—	23,862	—	—	—	23,862	—	23,862
Net share issuances under employee stock plans	6	—	(21,563)	—	—	—	(21,557)	—	(21,557)
Balance, September 30, 2022	$661	$115	$347,204	$2,370,330	$(1,419,882)	$(295,998)	$1,002,430	$47,064	$1,049,494

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$241,288	$290,446
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	79,629	79,556
Impairment and other charges	24,882	—
Share-based compensation expenses related to equity classified awards	19,671	23,862
Non-cash restructuring and other related charges	11,916	—
Amortization of program rights	626,685	610,099
Amortization of deferred carriage fees	15,662	24,747
Unrealized foreign currency transaction loss (gain)	7,778	(1,098)
Amortization of deferred financing costs and discounts on indebtedness	5,876	5,778
Bad debt expense	2,106	2,035
Deferred income taxes	2,973	46,292
Gain on investments	—	(4,084)
Other, net	(4,881)	(7,854)
Changes in assets and liabilities:
Accounts receivable, trade	48,570	99,711
Prepaid expenses and other assets	146,321	(18,174)
Program rights and obligations, net	(844,332)	(1,065,937)
Income taxes payable	16,198	13,181
Deferred revenue	(65,548)	66,822
Deferred carriage fees, net	(4,725)	(22,285)
Accounts payable, accrued liabilities and other liabilities	(198,930)	(106,506)
Net cash provided by operating activities	131,139	36,591
Cash flows from investing activities:
Capital expenditures	(28,392)	(33,510)
Return of capital from investees	696	1,771
Acquisition of investments	(283)	(5,002)
Loans to investees	—	(2,456)
Principal payment received on loan to investee	180	720
Proceeds from sale of investments	8,565	9,854
Net cash used in investing activities	(19,234)	(28,623)
Cash flows from financing activities:
Payments for financing costs	(342)	—
Principal payments on long-term debt	(25,313)	(25,313)
Deemed repurchases of restricted stock units	(7,229)	(21,557)
Principal payments on finance lease obligations	(3,134)	(2,606)
Distributions to noncontrolling interests	(47,546)	(28,232)
Purchase of noncontrolling interests	(1,343)	(2,500)
Net cash used in financing activities	(84,907)	(80,208)
Net increase (decrease) in cash and cash equivalents from operations	26,998	(72,240)
Effect of exchange rate changes on cash and cash equivalents	(1,813)	(29,051)
Cash and cash equivalents at beginning of period	930,002	892,221
Cash and cash equivalents at end of period	$955,187	$790,930
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2023, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2023	December 31, 2022
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$765,333	$1,003,505
Contract assets, short-term (included in Prepaid expenses and other current assets)	2,364	48,594
Contract liabilities, short-term (Deferred revenue)	69,796	134,883
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	181	683
Revenue recognized for the nine months ended September 30, 2023 and 2022 relating to the contract liabilities at December 31, 2022 and 2021 was $102.6 million and $63.1 million, respectively.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of the date of this report, the Company has not yet sold any customer receivables under this agreement.

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	43,951	43,238	43,786	43,070
Effect of dilution:
Restricted stock units	90	494	119	637
Diluted weighted average common shares outstanding	44,041	43,732	43,905	43,707
As of September 30, 2023 and September 30, 2022, 1.9 million and 0.9 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2023 and 2022, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
During the third quarter of 2023, the Company substantially completed the Plan and exited a portion of its office space in its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of the New York office, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
As a result of the Plan, the Company recorded restructuring and other related charges of $10.6 million and $22.5 million for the three and nine months ended September 30, 2023, consisting primarily of charges relating to exiting a portion of office space in New York and severance and other personnel costs.
There were no restructuring and other related charges for the three and nine months ended September 30, 2022.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Domestic Operations	$(783)	$3,940
International and Other	(4)	1,642
Corporate / Inter-segment eliminations	11,350	16,955
Total restructuring and other related charges	$10,563	$22,537

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2022	$37,150	$74,724	$111,874
Charges (credits), net	13,444	9,093	22,537
Cash payments	(40,285)	(61,305)	(101,590)
Non-cash adjustments	—	(11,916)	(11,916)
Other	(56)	1,481	1,425
Balance at September 30, 2023	$10,253	$12,077	$22,330
Accrued restructuring and other related costs of $20.1 million and $2.2 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at September 30, 2023. Accrued restructuring and other related costs of $108.0 million and $3.9 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$198,647	$537,260	$735,907
In-production and in-development	—	284,783	284,783
Total owned original program rights, net	$198,647	$822,043	$1,020,690

Licensed program rights, net:
Licensed film and acquired series	$1,276	$570,027	$571,303
Licensed originals	2,084	134,300	136,384
Advances and content versioning costs	—	91,150	91,150
Total licensed program rights, net	3,360	795,477	798,837
Program rights, net	$202,007	$1,617,520	$1,819,527

Current portion of program rights, net			$11,978
Program rights, net (long-term)			1,807,549
			$1,819,527

	December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$215,496	$322,248	$537,744
In-production and in-development	45,098	294,086	339,184
Total owned original program rights, net	$260,594	$616,334	$876,928

Licensed program rights, net:
Licensed film and acquired series	$3,092	$642,768	$645,860
Licensed originals	5,373	171,418	176,791
Advances and content versioning costs	—	74,167	74,167
Total licensed program rights, net	8,465	888,353	896,818
Program rights, net	$269,059	$1,504,687	$1,773,746

Current portion of program rights, net			$10,807
Program rights, net (long-term)			1,762,939
			$1,773,746

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$21,116	$63,800	$84,916	$101,947	$165,547	$267,494
Licensed program rights	485	110,898	111,383	2,620	356,571	359,191
Program rights amortization	$21,601	$174,698	$196,299	$104,567	$522,118	$626,685

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$33,728	$35,534	$69,262	$128,072	$82,850	$210,922
Licensed program rights	12,597	131,350	143,947	29,838	369,339	399,177
Program rights amortization	$46,325	$166,884	$213,209	$157,910	$452,189	$610,099
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three and nine months ended September 30, 2023 or 2022.
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend were $191.7 million and $143.1 million as of September 30, 2023 and December 31, 2022, respectively, recorded in Prepaid expenses and other current assets, and $84.6 million and $104.5 million as of September 30, 2023 and December 31, 2022, respectively, recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $82.7 million and $79.6 million at September 30, 2023 and December 31, 2022, respectively.
Marketable Equity Securities
There were no investments in marketable equity securities at September 30, 2023 or December 31, 2022.
There were no realized or unrealized gains or losses on marketable equity securities for the three and nine months ended September 30, 2023. No gains or losses were recorded on marketable equity securities for the three months ended September 30, 2022, and $4.1 million of gains were recorded for the nine months ended September 30, 2022, included in miscellaneous, net in the condensed consolidated statements of income. In April 2022, the Company sold its interest in a marketable equity security for $9.9 million.
Non-marketable Equity Securities
Investments in non-marketable equity securities were $41.3 million and $42.7 million at September 30, 2023 and December 31, 2022, respectively. No gains or losses were recorded on non-marketable equity securities for the three months ended September 30, 2023, or the three and nine months ended September 30, 2022. During the nine months ended

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
September 30, 2023, the Company recognized impairment charges of $1.7 million on certain investments, which were included in miscellaneous, net in the consolidated statements of income.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2022	$349,292	$294,127	$643,419
Impairment charge	—	(1,877)	(1,877)
Amortization of "second component" goodwill	(560)	—	(560)
Foreign currency translation	—	(839)	(839)
September 30, 2023	$348,732	$291,411	$640,143
As of September 30, 2023 and December 31, 2022, accumulated impairment charges in the International and Other segment totaled $165.7 million and $163.8 million, respectively.
The $1.9 million impairment charge for International and Other relates to the 25/7 Media reporting unit. See "Impairment Test of Long-Lived Assets and Goodwill" below for more details.
The reduction of $0.6 million in the carrying amount of goodwill for Domestic Operations is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns. All remaining tax benefits were realized during the second quarter of 2023.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2023
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$633,525	$(410,571)	$222,954	6 to 25 years
Advertiser relationships	46,282	(37,598)	8,684	11 years
Trade names and other amortizable intangible assets	105,441	(56,216)	49,225	3 to 20 years
Total amortizable intangible assets	785,248	(504,385)	280,863
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,148	$(504,385)	$300,763

(In thousands)	December 31, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$634,000	$(373,240)	$260,760
Advertiser relationships	46,282	(34,443)	11,839
Trade names and other amortizable intangible assets	105,338	(43,161)	62,177
Total amortizable intangible assets	785,620	(450,844)	334,776
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,520	$(450,844)	$354,676

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Aggregate amortization expense for amortizable intangible assets for the three months ended September 30, 2023 and 2022 was $9.8 million and $10.2 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $30.7 million and $31.2 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2023	$40,454
2024	39,128
2025	37,420
2026	33,076
2027	28,272
Impairment Test of Long-Lived Assets and Goodwill
25/7 Media is our production services business and is part of our International and Other operating segment. See "Item 1. Business - International and Other" in our 2022 Form 10-K for further details. During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in impairment and other charges in the consolidated statement of income within the International and Other operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
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

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Employee related costs	$81,235	$97,362
Participations and residuals	152,030	138,384
Interest	22,006	37,105
Restructuring and other related charges	20,055	107,998
Other accrued expenses	98,077	38,216
Total accrued liabilities	$373,403	$419,065

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 9. Long-term Debt
The Company's long-term debt consists of the following:

(In thousands)	September 30, 2023	December 31, 2022
Senior Secured Credit Facility: (a)
Term Loan A Facility	$615,938	$641,250
Senior Notes:
5.00% Notes due April 2024	400,000	400,000
4.75% Notes due August 2025	800,000	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,815,938	2,841,250
Unamortized discount	(15,246)	(18,718)
Unamortized deferred financing costs	(7,413)	(10,079)
Long-term debt, net	2,793,279	2,812,453
Current portion of long-term debt	459,063	33,750
Noncurrent portion of long-term debt	$2,334,216	$2,778,703
(a)The Company's revolving credit facility remains undrawn at September 30, 2023. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the nine months ended September 30, 2023, the Company repaid a total of $25.3 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. The maturity date of the Term Loan A Facility and revolving credit facility under the Credit Agreement is February 8, 2026. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income for the nine months ended September 30, 2023.

On November 3, 2023, the Company gave notice of its intention to redeem the remaining $400 million outstanding principal amount of its 5.00% senior notes due 2024 (the “2024 Notes”) on December 12, 2023 (the “Redemption Date”). The 2024 Notes will be redeemed at a redemption price of 100.000% of the principal amount of the 2024 Notes plus accrued and unpaid interest to, but excluding, the Redemption Date.

Other Debt
During the second quarter of 2023, a majority owned subsidiary of the Company extended its credit facility totaling $4.5 million to July 21, 2024. The facility bears interest at the greater of 3.5% or the prime rate plus 1%. There were no outstanding borrowings under the credit facility as of September 30, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$81,783	$108,229
Finance	Property and equipment, net	10,159	10,982
Total lease assets		$91,942	$119,211
Liabilities
Current:
Operating	Current portion of lease obligations	$32,313	$32,207
Finance	Current portion of lease obligations	4,509	4,204
		$36,822	$36,411
Noncurrent:
Operating	Lease obligations	$83,551	$105,768
Finance	Lease obligations	15,565	19,031
		$99,116	$124,799

Total lease liabilities		$135,938	$161,210
In connection with exiting a portion of its office space in New York in the third quarter of 2023, the Company recorded an impairment charge of $9.1 million for operating lease right-of use assets. Refer to Note 4, Restructuring and Other Related Charges for additional details.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2023:
Assets
Cash equivalents	$89,539	$—	$—	$89,539
Foreign currency derivatives	—	6,070	—	6,070
Liabilities
Foreign currency derivatives	—	3,613	—	3,613

At December 31, 2022:
Assets
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	536	—	536
Liabilities
Foreign currency derivatives	—	8,965	—	8,965
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
At September 30, 2023 and December 31, 2022, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$610,362	$585,141
5.00% Notes due April 2024	399,463	393,000
4.75% Notes due August 2025	795,796	738,000
4.25% Notes due February 2029	987,658	616,250
	$2,793,279	$2,332,391

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$633,486	$615,600
5.00% Notes due April 2024	398,687	375,348
4.75% Notes due August 2025	794,171	607,000
4.25% Notes due February 2029	986,109	620,818
	$2,812,453	$2,218,766
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$357	$141
Foreign currency derivatives	Other assets	5,713	395
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,694	$3,663
Foreign currency derivatives	Current portion of program rights obligations	176	82
Foreign currency derivatives	Other liabilities	1,743	5,220

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency derivatives	Miscellaneous, net	$(736)	$(2,947)	$9,077	$(6,708)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 13. Income Taxes
For the three and nine months ended September 30, 2023, income tax expense was $23.7 million and $82.7 million, respectively, representing an effective tax rate of 26% for both periods. The items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2023, primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation.
For the three and nine months ended September 30, 2022, income tax expense was $28.5 million and $103.1 million, respectively, representing an effective tax rate of 24% and 26%, respectively. The items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2022, primarily consisted of state and local income tax expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
At September 30, 2023, the Company had foreign tax credit carry forwards of approximately $53.9 million, expiring on various dates from 2024 through 2033. These carryforwards have been reduced by a valuation allowance of $53.9 million as it is more likely than not that these carry forwards will not be realized. For the nine months ended September 30, 2023, $0.4 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
As of September 30, 2023, approximately $198.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $955.2 million, as of September 30, 2023, includes approximately $170.9 million held by foreign subsidiaries. Of this amount, approximately $60.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.

Note 14. Commitments and Contingencies
Commitments
As of September 30, 2023, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $20.6 million, as compared to December 31, 2022, to $932.8 million. The increase was primarily driven by additional program rights commitments and the renewal of a third-party service contract, partially offset by payments for program rights.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
(consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023 and a final decision is not expected until 2024. While the ultimate outcome of this litigation is uncertain, we expect that the ultimate outcome is unlikely to have a material impact on the Company’s financial condition or results of operations.
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
The Company is party to actions and claims arising from alleged violation of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to certain putative class actions currently pending, the Company is facing a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all allege that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services, including AMC+ and Shudder, violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement in principle (which settlement is subject to court approval) with multiple plaintiffs’ law firms relating to their pending class actions alleging violations of the VPPA and analogous state laws. Although the outcome of the arbitration cannot be predicted with certainty, management does not believe that the resolution of these arbitrations will have a material adverse effect on the Company’s business or financial position or the Company’s ability to meet its financial obligations as they become due. Any potential liability is expected to be reimbursed by the Company’s insurance carriers.
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
During the nine months ended September 30, 2023, 883,424 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested, all of which occurred during the first two quarters of 2023. On the vesting date, 387,675 RSUs were surrendered to the Company to cover the required statutory tax withholding obligations and 495,749 shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the nine months ended September 30, 2023 had an aggregate value of $7.2 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company recorded share-based compensation expenses of $6.4 million and $19.9 million (including $0.2 million recorded as part of Restructuring and other related charges) for the three and nine months ended September 30, 2023, respectively, and $7.1 million and $23.9 million for the three and nine months ended September 30, 2022, respectively. Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses.
As of September 30, 2023, there was $35.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.3 years.

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
The following tables summarize activity related to redeemable noncontrolling interest for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Three Months Ended September 30, 2023
June 30, 2023	$241,486
Net earnings	4,056
Distributions	(20,142)
September 30, 2023	$225,400

(In thousands)	Three Months Ended September 30, 2022
June 30, 2022	$270,726
Net earnings	4,443
Distributions	(2,686)
September 30, 2022	$272,483

(In thousands)	Nine Months Ended September 30, 2023
December 31, 2022	$253,669
Net earnings	17,126
Distributions	(45,395)
September 30, 2023	$225,400

(In thousands)	Nine Months Ended September 30, 2022
December 31, 2021	$283,849
Net earnings	12,971
Distributions	(24,866)
Other	529
September 30, 2022	$272,483

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively. Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.9 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $7.5 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.
As disclosed in Note 20 of our 2022 Form 10-K, from time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, the Chief Executive Officer of the Company and founder of 605, LLC, previously owned 100% of 605, LLC. Kristin A. Dolan also served as the Non-Executive Chairman of 605, LLC from February 2023 until September 13, 2023, and served as its Chief Executive Officer from its inception in 2016 until February 2023. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement"). On September 13, 2023, 605, LLC was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, from and after September 13, 2023, 605, LLC is no longer considered to be a related party.
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
Note 18. Cash Flows
The Company's non-cash investing and financing activities and other supplemental data are as follows:

(In thousands)	Nine Months Ended September 30,
	2023	2022
Non-Cash Investing and Financing Activities:
Operating lease additions	$3,171	$7,527
Capital expenditures incurred but not yet paid	2,243	5,481
Contingent consideration for purchase of noncontrolling interests	—	2,806
Supplemental Data:
Cash interest paid	123,715	105,827
Income taxes paid, net	28,829	39,322

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

(In thousands)	Three Months Ended September 30, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$332,135	$56,173	$—	$388,308
Content licensing and other	61,916	22,150	(1,842)	82,224
Distribution and other	394,051	78,323	(1,842)	470,532
Advertising	147,147	19,275	—	166,422
Consolidated revenues, net	$541,198	$97,598	$(1,842)	$636,954
Operating income (loss)	$161,627	$7,985	$(48,762)	$120,850
Share-based compensation expenses	3,494	815	2,069	6,378
Depreciation and amortization	11,536	4,271	12,202	28,009
Impairment and other charges	5,400	—	—	5,400
Restructuring and other related charges (credits)	(783)	(4)	11,350	10,563
Cloud computing amortization	5	—	2,331	2,336
Majority-owned equity investees AOI	3,732	—	—	3,732
Adjusted operating income (loss)	$185,011	$13,067	$(20,810)	$177,268

(In thousands)	Three Months Ended September 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$349,338	$52,765	$—	$402,103
Content licensing and other	57,793	29,124	(4,816)	82,101
Distribution and other	407,131	81,889	(4,816)	484,204
Advertising	180,258	17,381	—	197,639
Consolidated revenues, net	$587,389	$99,270	$(4,816)	$681,843
Operating income (loss)	$186,609	$8,291	$(44,223)	$150,677
Share-based compensation expenses	3,155	537	3,358	7,050
Depreciation and amortization	12,141	4,482	13,112	29,735
Cloud computing amortization	5	—	2,047	2,052
Majority-owned equity investees AOI	4,791	—	—	4,791
Adjusted operating income (loss)	$206,701	$13,310	$(25,706)	$194,305

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$1,013,419	$170,143	$—	$1,183,562
Content licensing and other	246,093	76,668	(6,816)	315,945
Distribution and other	1,259,512	246,811	(6,816)	1,499,507
Advertising	475,359	58,163	—	533,522
Consolidated revenues, net	$1,734,871	$304,974	$(6,816)	$2,033,029
Operating income (loss)	$523,645	$10,422	$(134,212)	$399,855
Share-based compensation expenses	10,133	2,500	7,038	19,671
Depreciation and amortization	35,053	13,944	30,632	79,629
Impairment and other charges	5,400	24,882	—	30,282
Restructuring and other related charges	3,940	1,642	16,955	22,537
Cloud computing amortization	15	—	6,800	6,815
Majority-owned equity investees AOI	11,019	—	—	11,019
Adjusted operating income (loss)	$589,205	$53,390	$(72,787)	$569,808

(In thousands)	Nine Months Ended September 30, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$1,040,110	$169,879	$—	$1,209,989
Content licensing and other	191,473	103,513	(16,901)	278,085
Distribution and other	1,231,583	273,392	(16,901)	1,488,074
Advertising	582,451	61,500	—	643,951
Consolidated revenues, net	$1,814,034	$334,892	$(16,901)	$2,132,025
Operating income (loss)	$573,943	$39,733	$(135,119)	$478,557
Share-based compensation expenses	10,000	1,758	12,104	23,862
Depreciation and amortization	37,716	14,018	27,822	79,556
Cloud computing amortization	17	—	5,306	5,323
Majority-owned equity investees AOI	13,733	—	—	13,733
Adjusted operating income (loss)	$635,409	$55,509	$(89,887)	$601,031
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $142.5 million and $131.2 million for the three months ended September 30, 2023 and 2022, respectively, and $420.8 million and $362.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Inter-segment revenues
Domestic Operations	$(1,825)	$(3,864)	$(6,451)	$(14,308)
International and Other	(17)	(952)	(365)	(2,593)
	$(1,842)	$(4,816)	$(6,816)	$(16,901)

The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
United States	$524,044	$569,996	$1,681,909	$1,761,430
Europe	76,332	70,041	233,817	250,112
Other	36,578	41,806	117,303	120,483
	$636,954	$681,843	$2,033,029	$2,132,025
One customer within the Domestic Operations segment accounted for approximately 12% and 13% of consolidated revenues, net for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, one customer within the Domestic Operations segment accounted for approximately 12% and 10%, respectively, of consolidated revenues, net.
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2023	December 31, 2022
Property and equipment, net
United States	$160,796	$187,833
Europe	10,795	12,520
Other	1,306	1,681
	$172,897	$202,034

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2023, as well as an analysis of our cash flows for the nine months ended September 30, 2023 and 2022. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2023 as compared to December 31, 2022.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2022.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net
Domestic Operations	$541,198	$587,389	$1,734,871	$1,814,034
International and Other	97,598	99,270	304,974	334,892
Inter-segment Eliminations	(1,842)	(4,816)	(6,816)	(16,901)
	$636,954	$681,843	$2,033,029	$2,132,025
Operating Income (Loss)
Domestic Operations	$161,627	$186,609	$523,645	$573,943
International and Other	7,985	8,291	10,422	39,733
Corporate / Inter-segment Eliminations	(48,762)	(44,223)	(134,212)	(135,119)
	$120,850	$150,677	$399,855	$478,557
Adjusted Operating Income (Loss)
Domestic Operations	$185,011	$206,701	$589,205	$635,409
International and Other	13,067	13,310	53,390	55,509
Corporate / Inter-segment Eliminations	(20,810)	(25,706)	(72,787)	(89,887)
	$177,268	$194,305	$569,808	$601,031

1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 37 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

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
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films. Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription fee revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements." The subscription fee revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis.
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
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. We also earn revenue through production services from 25/7 Media. For the nine months ended September 30, 2023, distribution revenues represented 81% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America. Our production services revenues are based on master production agreements whereby a third-party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract.
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

Three and Nine Months Ended September 30, 2023 and 2022
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$388,308	$402,103	(3.4)%	$1,183,562	$1,209,989	(2.2)%
Content licensing and other	82,224	82,101	0.1%	315,945	278,085	13.6%
Distribution and other	470,532	484,204	(2.8)%	1,499,507	1,488,074	0.8%
Advertising	166,422	197,639	(15.8)%	533,522	643,951	(17.1)%
Total revenues, net	636,954	681,843	(6.6)%	2,033,029	2,132,025	(4.6)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	284,900	293,459	(2.9)%	933,590	903,468	3.3%
Selling, general and administrative	187,232	207,972	(10.0)%	567,136	670,444	(15.4)%
Depreciation and amortization	28,009	29,735	(5.8)%	79,629	79,556	0.1%
Impairment and other charges	5,400	—	n/m	30,282	—	n/m
Restructuring and other related charges	10,563	—	n/m	22,537	—	n/m
Total operating expenses	516,104	531,166	(2.8)%	1,633,174	1,653,468	(1.2)%
Operating income	120,850	150,677	(19.8)%	399,855	478,557	(16.4)%
Other income (expense):
Interest expense, net	(27,071)	(30,683)	(11.8)%	(88,360)	(88,533)	(0.2)%
Miscellaneous, net	(2,211)	(1,546)	43.0%	12,518	3,540	253.6%
Total other expense	(29,282)	(32,229)	(9.1)%	(75,842)	(84,993)	(10.8)%
Income from operations before income taxes	91,568	118,448	(22.7)%	324,013	393,564	(17.7)%
Income tax expense	(23,671)	(28,456)	(16.8)%	(82,725)	(103,118)	(19.8)%
Net income including noncontrolling interests	67,897	89,992	(24.6)%	241,288	290,446	(16.9)%
Net income attributable to noncontrolling interests	(4,473)	(5,326)	(16.0)%	(4,015)	(18,163)	(77.9)%
Net income attributable to AMC Networks' stockholders	$63,424	$84,666	(25.1)%	$237,273	$272,283	(12.9)%
Revenues
Three months ended September 30, 2023 vs. 2022
Subscription revenues decreased 4.9% in our Domestic Operations segment primarily due to a decline in affiliate revenues, partially offset by an increase in streaming revenues. The decrease in our Domestic Operations segment was partially offset by a 6.5% increase in our International and Other segment primarily due to the favorable impact of foreign currency translation at AMCNI.
Subscription revenues vary based on the impact of renewals of affiliation agreements and the number of subscribers to our services. We expect linear subscriber decline to continue, consistent with the declines across the cable ecosystem.
Content licensing and other revenues increased 7.1% in our Domestic Operations segment primarily due to the timing and availability of deliveries. The increase in our Domestic Operations segment was partially offset by a 23.9% decrease in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.

Content licensing revenues vary based on the timing of availability of our programming to distributors, including AMC Studios produced series for third parties, and the timing and volume of productions at 25/7 Media. In addition, we expect content licensing revenues in our Domestic Operations segment to face pressure in 2024 due to reduced availability of original programming.
Advertising revenues decreased 18.4% in our Domestic Operations segment primarily due to linear ratings declines, a challenging advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations segment was partially offset by a 10.9% increase in our International and Other segment primarily due to favorable impact of foreign currency translation at AMCNI and digital and advanced advertising growth in the U.K.
Advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Advertising revenue has declined in 2023 compared to 2022 and we expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Nine months ended September 30, 2023 vs. 2022
Subscription revenues decreased primarily due to a 2.6% decrease in our Domestic Operations segment due to a decline in affiliate revenues, partially offset by an increase in streaming revenues.
Content licensing and other revenues increased 28.5% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including $56.1 million for the delivery of the remaining episodes of an AMC Studios produced series to a third party and the $20.3 million impact associated with the termination of an output agreement that resulted in the acceleration of revenue previously anticipated to be recognized in 2024. The increase in our Domestic Operations segment was partially offset by a 25.9% decrease in our International and Other segment due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Advertising revenues decreased 18.4% in our Domestic Operations segment primarily due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the period, partially offset by digital and advanced advertising revenue growth. Advertising revenues also decreased 5.4% in our International and Other segment, primarily due to the impact of the wind-down of two channels in 2022 and marketplace declines in the U.K.
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
Three months ended September 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased 0.9% in our Domestic Operations segment primarily due to a decrease in program rights amortization. Technical and operating expenses (excluding depreciation and amortization) also decreased 11.0% in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Nine months ended September 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) increased 8.2% in our Domestic Operations segment primarily due to costs associated with the delivery of the remaining episodes of an AMC Studios produced series to a third party and an increase in program rights amortization primarily driven by the impact associated with the termination of an output agreement that resulted in the acceleration of program rights amortization previously anticipated to be recognized in 2024. The increase in our Domestic Operations segment was partially offset by a 16.1% decrease in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
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

Three months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses (including share-based compensation expenses) decreased 15.4% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services. The decrease in our Domestic Operations segment was partially offset by an increase of 18.9% in our International and Other segment primarily due to an increase in corporate overhead costs allocated to AMCNI.
Nine months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses (including share-based compensation expenses) decreased 19.7% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services and decreased 12.5% in Corporate primarily due to lower employee related costs. The decrease in our Domestic Operations segment and in Corporate was partially offset by an increase of 4.9% in our International and Other segment primarily due to an increase in corporate overhead costs allocated to AMCNI.
Depreciation and amortization
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three months ended September 30, 2023 vs. 2022
Depreciation and amortization expense decreased primarily due to lower depreciation of equipment at Corporate and the impact of no longer amortizing intangible assets at 25/7 Media as a result of the impairment charge recognized in the second quarter of 2023.
Nine months ended September 30, 2023 vs. 2022
Depreciation and amortization expense increased due to higher depreciation of equipment at Corporate, partially offset by the impact of fully depreciated equipment in our Domestic Operations segment and the impact of no longer amortizing intangible assets at 25/7 Media as a result of the impairment charge recognized in the second quarter of 2023.
Impairment and other charges
During the third quarter of 2023, the Company recorded a $5.4 million other charge.
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media and an impairment charge of $24.9 million was recorded. Refer to Note 7, Goodwill and Other Intangible Assets for additional details.
There were no impairment and other charges for the three and nine months ended September 30, 2022.
Restructuring and other related charges
During the third quarter of 2023, the Company substantially completed its 2022 restructuring plan and exited a portion of its office space in its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of the New York office space, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating right-of-use assets and $2.5 million for leasehold improvements. Refer to Note 4, Restructuring and Other Related Charges for additional details.
For the nine months ended September 30, 2023, additional restructuring and other related charges consisted primarily of severance and other employee-related costs, with $3.9 million related to our Domestic Operations segment, $1.6 million related to AMCNI and $5.4 million related to Corporate.
There were no restructuring and other related charges for the three and nine months ended September 30, 2022.
Operating income
Three months ended September 30, 2023 vs. 2022
The decrease in operating income was primarily attributable to a decrease in revenues, net of $44.9 million, restructuring and other related charges of $10.6 million, and an other charge of $5.4 million, partially offset by decreases in selling, general and administrative expenses of $20.7 million and technical and operating expenses of $8.6 million.

Nine months ended September 30, 2023 vs. 2022
The decrease in operating income was primarily attributable to a decrease in revenues, net of $99.0 million, an increase in technical and operating expenses of $30.1 million, impairment and other charges of $30.3 million, and restructuring and other related charges of $22.5 million, partially offset by a decrease in selling, general and administrative expenses of $103.3 million.
Interest expense, net
Three months ended September 30, 2023 vs. 2022
The decrease in interest expense, net was primarily due to higher interest income from our money market mutual fund accounts and bank deposits, partially offset by higher interest rates on our Term Loan A Facility.
Nine months ended September 30, 2023 vs. 2022
The decrease in interest expense, net was primarily due to higher interest income from our money market mutual fund accounts and bank deposits, partially offset by higher interest rates on our Term Loan A Facility.
Miscellaneous, net
Three months ended September 30, 2023 vs. 2022
The decrease in miscellaneous, net was primarily related to a $2.3 million unfavorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity and $0.6 million of lower net earnings of equity method investees, partially offset by $2.2 million of lower net losses on derivative financial instruments as compared to the three months ended September 30, 2022.
Nine months ended September 30, 2023 vs. 2022
The increase in miscellaneous, net was primarily related to $15.8 million of higher net gains on derivative financial instruments as compared to the nine months ended September 30, 2022. This increase was partially offset by $3.8 million of lower net gains on marketable securities and impairment charges of $1.7 million related to certain investments in 2023.
Income tax expense
Three months ended September 30, 2023 vs. 2022
For the three months ended September 30, 2023, income tax expense was $23.7 million representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation. For the three months ended September 30, 2022, income tax expense was $28.5 million representing an effective tax rate of 24%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deducible compensation.
Nine months ended September 30, 2023 vs. 2022
For the nine months ended September 30, 2023, income tax expense was $82.7 million representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation. For the nine months ended September 30, 2022, income tax expense was $103.1 million representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$332,135	$349,338	(4.9)%	$1,013,419	$1,040,110	(2.6)%
Content licensing and other	61,916	57,793	7.1	246,093	191,473	28.5
Distribution and other	394,051	407,131	(3.2)	1,259,512	1,231,583	2.3
Advertising	147,147	180,258	(18.4)	475,359	582,451	(18.4)
Total revenues, net	541,198	587,389	(7.9)	1,734,871	1,814,034	(4.4)
Technical and operating expenses (excluding depreciation and amortization)(a)	236,595	238,752	(0.9)	779,838	720,558	8.2
Selling, general and administrative expenses(b)	123,324	146,727	(16.0)	376,847	471,800	(20.1)
Majority-owned equity investees AOI	3,732	4,791	(22.1)	11,019	13,733	(19.8)
Segment adjusted operating income	$185,011	$206,701	(10.5)%	$589,205	$635,409	(7.3)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Three months ended September 30, 2023 vs. 2022
Subscription revenues decreased primarily due to a 13.1% decline in affiliate revenues, partially offset by an 8.6% increase in streaming revenues. Affiliate revenues decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $142.5 million and $131.2 million for the three months ended September 30, 2023 and 2022, respectively. Aggregate paid subscribers2 to our streaming services increased 3.8% to 11.1 million at September 30, 2023 compared to 10.7 million at September 30, 2022.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries.
Advertising revenues decreased due to linear ratings declines, a challenging advertising market and fewer original programming episodes within the quarter, partially offset by digital and advanced advertising revenue growth.
Nine months ended September 30, 2023 vs. 2022
Subscription revenues decreased primarily due to a 12.5% decline in affiliate revenues, partially offset by a 16.0% increase in streaming revenues. Affiliate revenues decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $420.8 million and $362.9 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in program rights amortization.
Nine months ended September 30, 2023 vs. 2022
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
Selling, general and administrative expenses
Three months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses decreased primarily due to lower marketing and subscriber acquisition expenses related to our streaming services.
Nine months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses decreased primarily due to lower marketing and subscriber acquisition expenses related to our streaming services.
Segment adjusted operating income
Three months ended September 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $46.2 million, partially offset by decreases in selling, general and administrative expenses of $23.4 million and technical and operating expenses of $2.2 million.
Nine months ended September 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $79.2 million and an increase in technical and operating expenses of $59.3 million, partially offset by a decrease in selling, general and administrative expenses of $95.0 million.
International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:
Subscription	$56,173	$52,765	6.5%	$170,143	$169,879	0.2%
Content licensing and other	22,150	29,124	(23.9)	76,668	103,513	(25.9)
Distribution and other	78,323	81,889	(4.4)	246,811	273,392	(9.7)
Advertising	19,275	17,381	10.9	58,163	61,500	(5.4)
Total revenues, net	97,598	99,270	(1.7)	304,974	334,892	(8.9)
Technical and operating expenses (excluding depreciation and amortization)	52,089	58,528	(11.0)	162,630	193,924	(16.1)
Selling, general and administrative expenses(a)	32,442	27,432	18.3	88,954	85,459	4.1
Segment adjusted operating income	$13,067	$13,310	(1.8)%	$53,390	$55,509	(3.8)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Three months ended September 30, 2023 vs. 2022
Subscription revenues increased primarily due to the favorable impact of foreign currency translation at AMCNI.
Content licensing and other revenues decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.

Advertising revenues increased primarily due to the favorable impact of foreign currency translation at AMCNI and digital and advanced advertising growth in the U.K.
Nine months ended September 30, 2023 vs. 2022
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
Three months ended September 30, 2023 vs. 2022
Technical and operating expenses (excluding depreciation and amortization) decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
Nine months ended September 30, 2023 vs. 2022
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
Selling, general and administrative expenses
Three months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses increased primarily due to an increase in corporate overhead costs allocated to AMCNI.
Nine months ended September 30, 2023 vs. 2022
Selling, general and administrative expenses increased primarily due to an increase in corporate overhead costs allocated to AMCNI.
Segment adjusted operating income
Three months ended September 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to an increase in selling, general and administrative expenses of $5.0 million and a decrease in revenues, net of $1.7 million, partially offset by a decrease in technical and operating expenses of $6.4 million.
Nine months ended September 30, 2023 vs. 2022
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues, net of $29.9 million and an increase in selling, general and administrative expenses of $3.5 million, partially offset by a decrease in technical and operating expenses of $31.3 million.
Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues, net:	$(1,842)	$(4,816)	(61.8)%	$(6,816)	$(16,901)	(59.7)%
Technical and operating expenses (excluding depreciation and amortization)(a)	(3,849)	(3,912)	(1.6)%	(9,071)	(11,295)	(19.7)
Selling, general and administrative expenses(b)	22,817	24,802	(8.0)%	75,042	84,281	(11.0)
Segment adjusted operating income	$(20,810)	$(25,706)	(19.0)%	$(72,787)	$(89,887)	(19.0)%
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
Selling, general and administrative expenses for the three and nine months ended September 30, 2023 compared to 2022 decreased primarily due to lower employee related costs.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended September 30, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$161,627	$7,985	$(48,762)	$120,850
Share-based compensation expenses	3,494	815	2,069	6,378
Depreciation and amortization	11,536	4,271	12,202	28,009
Restructuring and other related charges (credits)	(783)	(4)	11,350	10,563
Impairment and other charges	5,400	—	—	5,400
Cloud computing amortization	5	—	2,331	2,336
Majority owned equity investees AOI	3,732	—	—	3,732
Adjusted operating income (loss)	$185,011	$13,067	$(20,810)	$177,268

	Three Months Ended September 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$186,609	$8,291	$(44,223)	$150,677
Share-based compensation expenses	3,155	537	3,358	7,050
Depreciation and amortization	12,141	4,482	13,112	29,735
Cloud computing amortization	5	—	2,047	2,052
Majority owned equity investees AOI	4,791	—	—	4,791
Adjusted operating income (loss)	$206,701	$13,310	$(25,706)	$194,305

	Nine Months Ended September 30, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$523,645	$10,422	$(134,212)	$399,855
Share-based compensation expenses	10,133	2,500	7,038	19,671
Depreciation and amortization	35,053	13,944	30,632	79,629
Restructuring and other related charges	3,940	1,642	16,955	22,537
Impairment and other charges	5,400	24,882	—	30,282
Cloud computing amortization	15	—	6,800	6,815
Majority owned equity investees AOI	11,019	—	—	11,019
Adjusted operating income (loss)	$589,205	$53,390	$(72,787)	$569,808

	Nine Months Ended September 30, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$573,943	$39,733	$(135,119)	$478,557
Share-based compensation expenses	10,000	1,758	12,104	23,862
Depreciation and amortization	37,716	14,018	27,822	79,556
Cloud computing amortization	17	—	5,306	5,323
Majority owned equity investees AOI	13,733	—	—	13,733
Adjusted operating income (loss)	$635,409	$55,509	$(89,887)	$601,031

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
Our Board of Directors previously authorized a program to repurchase up to $1.5 billion of our outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2023, we did not repurchase any of our Class A common stock. As of September 30, 2023, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

In October 2023, we entered into an agreement enabling us to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to our other assets in the event of non-payment by the customers. We can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of the date of this report, we have not yet sold any customer receivables under this agreement.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to invest in original programming, the funding of which generally occurs a minimum of nine months in advance of a program's airing.
As of September 30, 2023, approximately $198.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $955.2 million, as of September 30, 2023, includes approximately $170.9 million held by foreign subsidiaries. Of this amount, approximately $60.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our revolving credit facility and new accounts receivable monetization program, borrowings under additional financing facilities and, when we have access to capital and credit markets, proceeds from the sale of new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the then outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise or redeem the outstanding balances of our indebtedness. On November 3, 2023, we gave notice of our intention to redeem the remaining $400 million outstanding principal amount of our 5.00% senior notes due 2024 (the “2024 Notes”) on December 12, 2023 (the “Redemption Date”). The 2024 Notes will be redeemed at a redemption price of 100.000% of the principal amount of the 2024 Notes plus accrued and unpaid interest to, but excluding, the Redemption Date. Given the maturity date of our $800 million of 4.75% senior notes due 2025, we may access the capital or credit markets in the near term to refinance those senior notes through privately negotiated transactions, open market repurchases, tender offers or redemptions.
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
The revolving credit facility was not drawn upon at September 30, 2023. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. The maturity date of the Term Loan A Facility and revolving credit facility under the Credit Agreement is February 8, 2026. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income for the nine months ended September 30, 2023.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2023.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$131,139	$36,591
Cash used in investing activities	(19,234)	(28,623)
Cash used in financing activities	(84,907)	(80,208)
Net increase (decrease) in cash and cash equivalents from operations	$26,998	$(72,240)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 amounted to $131.1 million and $36.6 million, respectively.
For the nine months ended September 30, 2023, net cash provided by operating activities primarily resulted from $1,033.6 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $844.3 million and restructuring initiatives of $101.6 million. Changes in all other assets and liabilities resulted in a net cash inflow of $43.4 million.
For the nine months ended September 30, 2022, net cash provided by operating activities primarily resulted from net income before amortization of program rights, depreciation and amortization, and other non-cash items of $1,069.8 million, partially offset by payments for program rights of $1,065.9 million. Changes in all other assets and liabilities resulted in a net cash inflow of $32.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 amounted to $19.2 million and $28.6 million, respectively.
For the nine months ended September 30, 2023, net cash used in investing activities consisted primarily of capital expenditures of $28.4 million, partially offset by proceeds from the sale of investments of $8.6 million.
For the nine months ended September 30, 2022, net cash used in investing activities consisted of capital expenditures of $33.5 million and an additional investment in an equity security of $5.0 million, partially offset by proceeds from the sale of a marketable equity security of $9.9 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 amounted to $84.9 million and $80.2 million, respectively.
For the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $47.5 million, principal payments on the Term Loan A Facility of $25.3 million, taxes paid in lieu of shares issued for equity-based compensation of $7.2 million, and principal payments on finance leases of $3.1 million.
For the nine months ended September 30, 2022, net cash used in financing activities consisted of distributions to noncontrolling interests of $28.2 million, principal payments on the Term Loan A Facility of $25.3 million, taxes paid in lieu of shares issued for equity-based compensation of $21.6 million, principal payments on finance leases of $2.6 million, and the purchase of noncontrolling interests of $2.5 million.

Contractual Obligations
As of September 30, 2023, our contractual obligations not reflected on the condensed consolidated balance sheet increased $20.6 million, as compared to December 31, 2022, to $932.8 million. The increase was primarily driven by additional program rights commitments and the renewal of a third-party service contract, partially offset by payments for program rights.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2023 included $400.0 million of the 2024 Notes, $800.0 million of 4.75% Notes due August 2025 and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,466,115	$—	$1,513,831
Operating expenses	—	1,107,533	—	1,104,348
Operating income	$—	$358,582	$—	$409,483
Income before income taxes	$307,735	$428,244	$365,942	$467,752
Net income	237,273	421,629	272,283	461,433

Balance Sheet	September 30, 2023		December 31, 2022
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$33,374	$—	$79,020
Current assets	7,980	1,437,697	44,045	1,258,759
Non-current assets	4,147,117	3,457,558	3,893,205	3,706,858

Liabilities and equity:
Amounts due to subsidiaries	$71,910	$1,836	$68,682	$6,783
Current liabilities	587,762	629,004	157,658	872,109
Non-current liabilities	2,516,659	232,256	2,972,602	330,467

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
During the third quarter of 2023, the Company substantially completed its 2022 restructuring plan and exited a portion of its office space in its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of the New York office, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
25/7 Media is our production services business and is part of our International and Other segment. See "Item 1. Business - International and Other" in our 2022 Form 10-K for further details. During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically as it relates to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in impairment and other charges in the consolidated statement of income within the International and Other operating segment for the nine months ended September 30, 2023. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
During the second quarter of 2023, the Company also determined that a triggering event had occurred with respect to the 25/7 Media reporting unit, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF model, and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in impairment and other charges in the consolidated statement of income, within the International and Other operating segment for the nine months ended September 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2023, the carrying value of our fixed rate debt of $2.18 billion was more than its fair value of $1.75 billion by approximately $435.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2023 would increase the estimated fair value of our fixed rate debt by approximately $41.4 million to approximately $1.79 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three and nine months ended September 30, 2023, we did not have any interest rate swap contracts outstanding.
As of September 30, 2023, we had $2.8 billion of debt outstanding (excluding finance leases), of which $615.9 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2023 would increase our annual interest expense by approximately $6.2 million. The interest rate paid on approximately 78% of our debt (excluding finance leases) as of September 30, 2023 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized losses of $3.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and losses of $1.0 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2023, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there were no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time.
For the three and nine months ended September 30, 2023, the Company did not repurchase any of its Class A common stock. As of September 30, 2023, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Employment Agreement dated August 15, 2023, between AMC Networks Inc. and Michael J. Sherin III

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	November 3, 2023	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	November 3, 2023	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer