Form 10-K
period 2023-12-31
AMC Networks Inc.
filed 2024-02-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $372 million.
The number of shares of common stock outstanding as of February 2, 2024:

Class A Common Stock par value $0.01 per share	32,077,134
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the impact of existing and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the European Union's General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other similar comprehensive privacy and security laws that have been or may be enacted in other states;
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
•the outcome of litigation, arbitration and other proceedings;
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
AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as "Cablevision"). On June 30, 2011, Cablevision spun off the Company, and AMC Networks Inc. became an independent public company.
OVERVIEW
AMC Networks is a global entertainment company known for its popular and award-winning content. We distribute our content to audiences globally on an array of distribution platforms, including linear networks, subscription streaming services and other ad-supported streaming platforms, as well as through licensing arrangements. We have an extensive library of television and film properties, including several storied franchises such as The Walking Dead Universe, the Anne Rice catalog, and the Agatha Christie library that are well-known to global audiences.
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
AMC Networks also operates a film distribution business that distributes independent narrative and documentary films under three distinct film brands: IFC Films, RLJ Entertainment Films ("RLJE Films") and Shudder. The IFC Films brand in particular is known for attracting high-profile talent and distributing films that regularly garner critical acclaim and industry honors, including numerous Academy Award, Golden Globe, and Cannes Film Festival Award winning titles, and has been behind some of the most culturally impactful and successful independent film and documentary releases of all time. The film distribution business also operates IFC Films Unlimited, a subscription streaming service comprised of a broad range of theatrically-released and award winning titles from its distribution labels.
Strategy
Our strategy is to create, showcase and curate high-quality, brand-defining content that appeals to distinct audiences as we aim to maximize the distribution, advertising and content licensing revenue of each of our branded services.
Our strategic areas of focus are:
Continued Development of High-Quality Original Content including Owned and Controlled Content and Valuable IP. We intend to continue to develop strong high-quality original content across our linear networks and streaming services to optimize our distribution, advertising and content licensing revenue, further enhance our brands, strengthen our engagement with our viewers, subscribers, distributors and advertisers, and to build viewership and attract and retain subscribers for our streaming services.
AMC Networks’ wholly-owned or majority-controlled library includes more than 7,500 episodes and nearly 1,500 films, as well as more than 20,000 episodes of highly localized unscripted lifestyle content from our AMCNI business. In addition, we have storied titles and brands known to global audiences, such as The Walking Dead and the Anne Rice catalog, and we own a majority interest in the Agatha Christie library.

By leveraging our library of titles and original content, we are able to enrich the content mix across all of our linear and streaming platforms. As content licensing deals with third parties expire, hundreds of hours of our popular and acclaimed shows and films become exclusive content in our owned and controlled library, which we can then utilize across our various services or re-license to third parties, including critically acclaimed hit series, such as Halt and Catch Fire, Turn: Washington’s Spies, and Rectify, as well as all 11 seasons of The Walking Dead and all eight seasons of Fear the Walking Dead to be discovered and rediscovered by viewers and subscribers, driving growth and value across our portfolio.
Multi-Platform Distribution Approach to Content Monetization and Distribution while Growing Streaming Offerings and Targeted Brands. We distribute our content across an array of distribution platforms, including our own linear networks at cost-effective rates, subscription streaming services and ad-supported streaming platforms, as well as through licensing arrangements with other distributors and platforms so that our viewers can access our content where, when and how they want to watch it. As part of our strategy, we are aiming to expand distribution of our services and content in order to increase our total addressable market. To that end, we have partnerships with all major streaming services and digital platforms, including Netflix, Hulu, Apple TV, Amazon Prime and Roku, to make our content available on various platforms permitting subscribers to access programs at their convenience, including electronic-sell-through ("EST") and physical (DVD and Blu-ray) formats. We also have agreements with traditional MVPDs, such as Comcast, Charter, DirectTV, Dish, Verizon and Cox, and virtual MVPDs, such as Philo, YouTube TV, Sling and DirectTV Stream, as well as Connected TV solutions including Samsung Smart TV, Vizio, LG and XumoTV. We aim to provide similar content across our traditional and streaming offerings.
Our targeted streaming strategy is to serve distinct audiences and build loyal and engaged fan communities around each service. With our targeted approach, we are serving audiences with streaming offerings that are companions to (rather than competitive with) the larger general entertainment streaming services. As we assess the optimal level and mix of programming across our platforms, we will prioritize curation to provide compelling offerings that aim at maximizing subscriber engagement and retention.
We have launched several of our services, most notably AMC+, Acorn TV, Shudder and HIDIVE, in key international markets, including Canada, parts of Europe, Australia and New Zealand. We will continue to be opportunistic in determining the most optimal monetization strategy for new international markets.
Growth and Innovation in Advertising and Advertising Technologies. We continue to leverage our high-quality popular content on our networks to optimize our advertising revenue. In addition, we are embracing an array of new advertising opportunities, including an expanding and robust presence on free ad-supported streaming ("FAST") and advertising video on demand ("AVOD") platforms. We currently have a total of 17 active distinct channels featuring our content, in different configurations, across major FAST platforms, such as Pluto TV, Tubi, Plex, Sling TV and Samsung TV Plus. We have increased the value of our linear and digital advertising inventory by establishing a leadership position in advanced advertising technologies, including addressable advertising and programmatic buying - including the industry’s first deployment of programmatic buying on linear television through our Audience+ platform – to make it easier for a wider variety of advertisers to partner with us and to make the impressions they buy smarter and more effective. We have seen the number of advertisers utilizing these tools increase and our targeted audience advertising sales have grown as a result. In addition to our own initiatives, we are also participating in broader industry efforts focused on expanding the availability of addressable advertising. Although advertising revenue has declined in recent years, and we expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms, we believe that, in the mid and long-term, our products enhance our value to advertisers through better targeting, data and measurement and we believe they will contribute to growth of our overall business.
We continue to create opportunities for leading consumer brands to leverage the strength of our content and our proven ability to build and engage large, vibrant and passionate fan communities around our shows and franchises. Through an initiative called the AMC Networks “Content Room,” we offer brands and advertisers opportunities to reach fans of our shows and franchises in compelling and innovative ways including through custom short-form content on social media platforms and through on-the-ground live events.
Maintain Financial Discipline With Focus on Free Cash Flow. We are aiming to become more efficient to drive free cash flow and maximize stockholder value, including through streamlining our organization; remaining prudent with our investments in programming, including continuing to focus on reducing programming spend to historical levels; implementing, and tracking comprehensive goals, strategies and tactics driving efficiencies in the business; enhancing our technology and customer service; improving marketing; and reducing corporate costs.
Revenue
We earn revenue principally from the distribution of our programming and the sale of advertising. In 2023, distribution revenues and advertising sales accounted for 74% and 26% of our consolidated revenues, net, respectively. For the year ended December 31, 2023, one distributor accounted for greater than 10% of our consolidated revenues, net.

Distribution Revenue
Distribution revenue primarily includes: fees charged to distributors that carry our network brands and content; subscription fees paid for our streaming services; and revenue earned from the licensing of our original programming.
Subscription revenue: Our programming networks as well as our streaming services are distributed to our viewing audience throughout the United States (“U.S.”) and around the world via cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers, virtual or digital multi-channel video programming distributors ("MVPDs" and collectively "distributors"), and through our direct to consumer ("DTC") apps. Our programming networks are available on every major U.S. distribution platform. Our programming networks' distribution agreements expire at various dates through 2029. For our streaming services, we earn monthly or annual subscription fees as the streaming service is provided to our customers.
We frequently negotiate with distributors in an effort to increase the subscriber base for our networks. We have in some instances made upfront payments to distributors in exchange for these additional subscribers. We also may support the distributors' efforts to market our programming networks and streaming services or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by such deferred carriage fee arrangements, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.
Content licensing revenue: We sell rights to our owned original programming and content acquired under long-term distribution arrangements for distribution in a variety of forms including television markets worldwide, streaming services or digital platform providers, such as Netflix, Hulu, and Amazon Prime, electronic-sell-through ("EST") and physical (DVD and Blu-ray) formats. We also earn revenue, to a lesser extent, through the distribution of AMC Studios produced series to third parties.
Advertising Revenue
We earn advertising revenue by selling advertising time on our programming networks, on digital platforms we own and on an increasing number of AVOD and FAST platforms in the U.S and the U.K. In the U.S., we sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Internationally, advertising markets vary by jurisdiction. The majority of international advertising is sold close to the time when the commercials will be run (similar to the U.S. scatter market) and we are generally represented by third-party sales agents.
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
Our programming networks have advertisers representing companies in a broad range of sectors, including automotive, restaurants/food, health, technology and telecommunications industries.
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
SEGMENTS
We manage our business through the following two operating segments:
•Domestic Operations: Includes our five programming networks, our global streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International and Other: Includes AMCNI, our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. On December 29, 2023, AMC Networks sold its interest in 25/7 Media to the noncontrolling interest holders. See Note 4 to the consolidated financial statements for additional information relating to the 2023 sale of the production services business and the 2021 spin-off of the Levity comedy venues business.

For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 23 to the accompanying consolidated financial statements.

Domestic Operations
Our flagship AMC brand consists of the AMC programming network, AMC+ streaming service and AMC Studios.
AMC programming network
•AMC is the home of some of the most popular and acclaimed dramas on television. As of December 31, 2023, AMC reached approximately 65 million Nielsen subscribers and had distribution agreements with all major U.S. and Canada distributors.
•In 2023, AMC expanded The Walking Dead Universe franchise with the premiere of two new series: The Walking Dead: Dead City and The Walking Dead: Daryl Dixon, featuring some of the most popular characters from The Walking Dead, the highest-rated series in cable television history, which ended in late 2022. The Company also completed production of The Walking Dead: The Ones Who Live, a new series centered on the epic love story of central characters Rick and Michonne, which will premiere in February 2024.

•In 2023, AMC launched the highly anticipated Anne Rice’s Mayfair Witches, the second endeavor in the Anne Rice Immortal Universe, debuting on the heels of Anne Rice’s Interview with the Vampire. Both series were quickly renewed for second seasons, which are expected to appear in 2024.
•AMC also presented the second season of Dark Winds, “perhaps the most ambitious Native-led TV show ever made,” according to The Hollywood Reporter, starring Zahn McClarnon and executive produced by Robert Redford and George R.R. Martin. The series has achieved 100% Fresh ratings on Rotten Tomatoes for each of its first two seasons and has been renewed for season three, expected in 2025.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC+ streaming service
•Launched in 2020, AMC+ is the Company’s premium streaming bundle featuring an extensive lineup of popular and critically acclaimed programming from AMC, BBC AMERICA, IFC and SundanceTV along with full access to targeted streaming services Shudder, Sundance Now and IFC Films Unlimited. Its content library includes fan favorites Mad Men, Interview with the Vampire, Killing Eve, The Killing, A Discovery of Witches, Halt & Catch Fire, Hell on Wheels, Turn: Washington’s Spies, The Terror, Orphan Black, Rectify, Portlandia, Gangs of London and series from The Walking Dead Universe, among many others.
•In 2023, AMC+ successfully launched two new installments in the popular The Walking Dead Universe franchise – The Walking Dead: Dead City and The Walking Dead: Daryl Dixon – and concluded the original spin-off Fear The Walking Dead after eight highly-rated seasons. AMC+ also featured a slate of critically acclaimed dramas including the second season of Dark Winds, the third and final season of Happy Valley, new original Lucky Hank starring Bob Odenkirk, the award-winning feature film BlackBerry (also available as a limited series), and the launch of breakout series Mayfair Witches from the growing AMC franchise Anne Rice’s Immortal Universe.
•AMC+ is also the exclusive streaming home of the Company’s full slate of films from IFC Films, RLJE Films and Shudder following theatrical and digital distribution.
•AMC+ is available to subscribers through either ad-supported or commercial free plans through our DTC apps, as well as through MVPDs and virtual MVPDs, and digital streaming platforms such as Amazon Prime Video Channels, Apple TV Channels and The Roku Channel.
•AMC+ is currently available in several international markets including Canada, Spain, Australia and New Zealand.
AMC Studios
•AMC Studios is AMC Networks’ in-house production and distribution operation which launched in 2010 with The Walking Dead, the highest-rated show in cable television history.
•Since then, AMC Studios has produced several critically acclaimed, award-winning and culturally distinctive originals for AMC Networks’ suite of channels and services including Anne Rice’s Interview with the Vampire, Anne Rice’s Mayfair Witches, Dark Winds, The Walking Dead: Dead City, The Walking Dead: Daryl Dixon, Fear the Walking Dead, Halt and Catch Fire, The Terror anthology, Preacher, and the Peabody Award-winning Rectify, as well as unscripted series Ride with Norman Reedus and James Cameron’s Story of Science Fiction.
•Upcoming AMC Studios series include The Walking Dead: The Ones Who Live, Parish, Orphan Black: Echoes, and The Terror: Devil in Silver for AMC and AMC+. AMC Studios also produced Sanctuary A Witches Tale for Sundance Now.
•In addition to producing series for AMC Networks suite of channels, AMC Studios recently produced season 1 of SILO for Apple TV+.

Other Programming Networks

•As of December 31, 2023, WE tv reached approximately 64 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•Driven by unscripted originals, WE tv continues to be the #1 U.S. cable network for Black women on Friday nights and home to a popular slate of series and franchises including Love After Lockup, Life After Lockup, Toya & Reginae, as well as fan favorites Mama June: Road to Redemption, along with the #1 and #2 programs for Black women on Thursday nights; Growing Up Hip Hop and Brat Loves Judy.
• In 2023, the network also premiered new unscripted series, Grown & Gospel, Keke Wyatt’s World and Breaking The Ice, as well as a new series in the Love After Lockup franchise, Love After Lockup: Innocent After Lockup. The network also went into production on new, highly anticipated 2024 series, The Barnes Bunch – an unscripted series that follows NBA legend Matt Barnes and his family, and Deb’s House, a new scripted series based on the life of Debra Antney, who also serves as executive producer.
•WE tv's programming also includes popular series S.W.A.T., CSI: Miami and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, Sony, MGM, Disney and Warner Bros.

•A joint venture between AMC Networks and BBC Studios (the commercial arm of the BBC), BBC AMERICA reached approximately 60 million Nielsen subscribers and had distribution agreements with all major U.S. distributors as of December 31, 2023.
•BBC AMERICA is a hub of innovative, culturally contagious programming with “Britishness” at its core. The network has attracted wide critical acclaim for its influential series, including 2023’s Happy Valley – appearing on many influential television critics’ year-end "Best Of" lists, and award-winning natural history programming from the BBC. In 2023 the network brought viewers Frozen Planet II, the sequel to the four-time Emmy®-winning series Frozen Planet and the epic Planet Earth III, narrated by the legendary Sir David Attenborough.
•Orphan Black: Echoes, the spinoff from the Emmy Award-winning original series Orphan Black, is slated to premiere in 2024.

•As of December 31, 2023, IFC reached approximately 56 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•IFC is the home of offbeat, unexpected comedies. Originals include the Emmy-nominated Cooper’s Bar starring Rhea Seahorn, and SisterS starring Sarah Goldberg.
•The network’s slate includes a mix of fan favorite movies and classic television comedies.
•IFC's programming also includes films from various film distributors, including Fox, Miramax, Sony, Lionsgate, Universal, Paramount and Warner Bros.

•As of December 31, 2023, SundanceTV reached approximately 54 million Nielsen subscribers and had distribution agreements with all major U.S. distributors.
•SundanceTV launched in 1996 and is committed to the mission of celebrating creativity and distinctive storytelling and classic movies.
•SundanceTV attracts viewer and critical acclaim for its original unscripted programming, including Off Script with The Hollywood Reporter featuring the entertainment industry’s leading talents, and the True Crime Story franchise featuring It Couldn’t Happen Here from Hilarie Burton Morgan.
Other Streaming Services
The Company’s streaming portfolio of branded subscription services serve a targeted, passionate fanbase with content depth, curation and community. The content on these platforms is a mix of licensed and owned original programming. Our various services are distributed in several key markets internationally, including Canada, the U.K., parts of Europe, Australia and New Zealand.
Our streaming services, including AMC+, ended 2023 with approximately 11.4 million aggregate paid streaming subscribers1.
Our streaming portfolio includes the following targeted services:
•Acorn TV is North America’s largest streaming service specializing in mysteries and dramas from around the world.
•In 2023, the service premiered Happy Valley, the acclaimed series that holds a 100% critics score on Rotten Tomatoes and landed on many critics’ year-end “Best Of” lists.
•Exclusive original series include Mrs. Sidhu Investigates, Dalgliesh, Signora Volpe, and Harry Wild, starring and executive produced by Emmy and Golden Globe winner, Jane Seymour.
•Other international favorites on the service include the Australian set My Life Is Murder starring Lucy Lawless, the romantic comedy Under the Vines from New Zealand and the French language hits Candice Renoir and Balthazar.
•Long-running fan favorite hit series include Murdoch Mysteries, Midsomer Murders, Brokenwood Mysteries, Chelsea Detective and Doc Martin starring Martin Clunes.
•Acorn TV is currently available in key international markets including Canada, the U.K., Australia and New Zealand.
•Called “one of the best streaming services in the world” by RogerEbert.com, Shudder offers a premium selection in genre entertainment covering horror, thrillers and the supernatural, bringing subscribers Hollywood favorites, cult classics and original series, and critically acclaimed new genre films.
•2023 programming highlights included: Shudder’s annual programming event Halfway to Halloween which featured original series and specials including popular anthology series Slasher: Ripper starring Eric McCormack (Will & Grace) and The Boulet Brothers’ Halfway to Halloween TV Special, among many others; a new season of Shudder original series The Last Drive-In with Joe Bob Briggs and The Boulet Brothers’ Dragula, the return of hit found footage anthology V/H/S with all-new installment V/H/S/85; and a newly-branded “FearFest Shocked by Shudder” two-month programming event leading up to Halloween and featuring more than 700 hours of films, series and specials curated by Shudder and presented across AMC Networks’ entire portfolio of networks and streaming services.
1 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

•Shudder is currently available in international markets including Canada, the U.K., Ireland, Australia and New Zealand.
•Sundance Now offers a rich selection of engrossing dramas and romance, imaginative fantasy, gripping mysteries, riveting true crime and intelligent thrillers, featuring empowered characters telling one-of-a-kind stories from around the world.
•In 2023, the service debuted a strong slate of original series including mystery series The Vanishing Triangle, British crime drama The Long Shadow, a new series in its True Crime Story franchise, True Crime Story: Citizen Detective, Bloodlands, Wrongly Accused, Israeli mystery series Broken Ties and a second season of Sundance Now exclusive anthology series The Pact.
•Sundance Now also houses critically-acclaimed and award-winning original and streaming exclusive series including popular supernatural thriller A Discovery of Witches, acclaimed UK adaptation of the French hit Call My Agent!, Ten Percent, multi-Emmy winner State of the Union, glamorous drama Riviera, British true crime thrillers starring David Tennant Des and Litvinenko, celebrated French spy drama The Bureau, and acclaimed Swedish drama The Restaurant, among many others.

•ALLBLK is focused on Black content from Black creators and storytellers.
•ALLBLK is an invitation to a world of streaming entertainment that is inclusively, but unapologetically – Black.
•Featuring a diverse lineup of content that spans genres and generations, in 2023 ALLBLK premiered several new series and documentaries including: legal drama Judge Me Not created by the honorable Judge Lynn Toler; docuseries Omega: The Gift & The Curse executive produced by R&B sensation Omarion; and documentary The Hustle of @617MikeBiv from GRAMMY® award-winning artist Michael L. Bivins.
•The service’s lineup also includes: original series À La Carte co-executive produced by Meagan Good; Partners In Rhyme co-created by trailblazing rap legend MC Lyte; multi-season success A House Divided; and Double Cross.

•HIDIVE LLC (“HIDIVE”) operates an anime-focused streaming service offering a robust library of entertainment that includes television series, movies, and original video animations. In addition to its deep and diverse catalog, HIDIVE offers first-run simulcasts of the best new anime at or near the same time as their Japanese broadcast, which in 2023 included the global hit series Oshi no Ko and The Eminence in Shadow.
•HIDIVE is currently available in the U.S. and Canada as well as key overseas markets including the U.K., Ireland, Australia, and New Zealand. HIDIVE’s distribution reach continues to grow through its expanding network of partners and the development of new services including its Anime X HIDIVE FAST channel.
•Our subsidiary Sentai Holdings, LLC (“Sentai”) is a leading global acquirer, producer and supplier of anime content that it distributes through its affiliates including HIDIVE, The Anime Network and Sentai Filmworks, as well as select commercial partners. With strong industry relationships and access to key content creators in Japan, Sentai curates one of the anime industry’s most diverse libraries of top trending and classic titles.

Film Distribution
AMC Networks also operates a film business that distributes movies under three very distinct brands: IFC Films, RLJ Entertainment Films and Shudder. The IFC Films brand is known for being a home to independent and auteur focused films, attracting high-profile talent and filmmakers. Titles distributed through IFC Films regularly garner critical acclaim, industry honors, and awards recognition including those from leading national and international Festivals such as Cannes and Toronto, as well as the Academy Awards, Golden Globes, Gotham, and Spirit Awards, to name a few. The brand is behind some of the most successful, groundbreaking and culturally impactful independent film and documentary releases of all time. RLJ Entertainment Films is a market leader in acquiring tentpole and cast-driven genre content with an eye towards broad commercial appeal. Shudder operates the highest profile, horror-focused streaming service in the United States, and has become the prime destination for audiences to discover trend-setting filmmakers in the horror landscape. Shudder provides a curated experience that platforms fan-favorite classics to contemporary genre hits and has established a dedicated and devout fanbase with a tremendous allegiance for the brand. The film distribution business also operates IFC Films Unlimited, a subscription streaming service comprised of a broad range of theatrically-released and award-winning titles from its distribution brands. All three brands have a distinct approach while complementing one another - each synonymous with quality and commercial content, consistently debuting the next generation of distinguished filmmakers. Between the three brands, the expansive and diverse library consists of over 2,500 titles.
•IFC Films, our film distribution business, is a leading distributor of high-quality, talent-driven independent films.
•On average, IFC Films theatrically releases over 20 films a year across all genres. IFC Films is a leader in progressive windowing strategies and pioneered the “day and date” model to maximize revenue and marketing effectiveness.
•In its history, IFC Films has distributed over 1,000 films with a robust library which currently consists of over 800 films.
•IFC Films is known for its fostering approach to filmmakers, distributing the early films of directors such as Christopher Nolan, Greta Gerwig, Barry Jenkins, Alfonso Cuaron and Richard Linklater.
•Notable 2023 releases include the Oscar shortlisted international film The Taste of Things; box office hit Skinamarink; Lakota Nation vs. The United States; award-winning Monica; and the Gotham Independent Film Award and Independent Spirit Award-nominated BlackBerry; Shudder’s When Evil Lurks and birth/rebirth; and RLJE Films’ The Angry Black Girl and Her Monster.

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

International and Other
Our International and Other segment includes the operations of AMCNI and included 25/7 Media until its sale on December 29, 2023. As described below, AMCNI operates a portfolio of channels centered around the flagship AMC channel and local channels supported by local production in the U.K., Latin America, and parts of Europe.
AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in approximately 110 countries and territories around the world, through operational centers in

London, Madrid, Budapest, Prague, Miami and Buenos Aires.
•AMCNI consists of our global brand, AMC, as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres, including sports, film, cooking, lifestyle, crime and investigation, science, documentary and kids.
•Our local and regional channels are programmed for local audiences and language, and we develop and license local content that is tailored to individual market tastes.
•AMCNI operates a number of joint venture partnerships and managed channel services as well as direct to consumer services.
◦A joint venture with Paramount International Networks delivers a portfolio of seven entertainment channels which is managed from London, including TRUE CRIME, TRUE CRIME XTRA, LEGEND and LEGEND XTRA (U.K. only) CBS Justice, CBS Europa, and CBS Reality (available outside of the U.K.).

◦Dreamia, a joint venture with NOS in Portugal, delivers channels including Canal Hollywood, Canal Panda, Panda Kids, Biggs, Blast, Casa e Cozinha, and recently launched the over-the-top ("OTT") application Panda+.
•The UK portfolio of channels reaches viewers via the Sky, Virgin Media, Freesat and Freeview platforms and on demand via the WATCH FREE UK player available from Freesat, Freeview and YouView and downloadable via IOS, Android, and all major device/manufacturer stores. A significant part of AMCNI UK’s content library is also available via partnerships with major streaming platforms such as FreeVee, Pluto TV, Rakuten TV and Samsung TV.
•Highlights of the top AMCNI locally recognized channels are detailed below:

•El Gourmet is a “go-to” TV culinary destination for Latin American audiences that connects with its viewers by celebrating local traditions and featuring culinary experiences from all over the world. Its mission is to reunite family and friends around the table to make memorable life experiences.
•Launched over two decades ago, El Gourmet offers 100% of its content in Spanish, with over 75% original productions and more than 250 episodes premiering each year, showcasing some of the greatest celebrity cooks of this region.
•El Gourmet’s original productions have been awarded 15 Martin Fierro Awards (granted by the Association of Argentine Television and Radio Journalists) as well as 13 Taste Awards in the United States.
•    Our U.K. business operates a joint venture with Paramount Global delivering a portfolio of entertainment channels in the U.K. including TRUE CRIME, LEGEND, TRUE CRIME XTRA and LEGEND XTRA.
•    TRUE CRIME is increasingly airing owned locally produced "true crime" content aimed at women in the 50+ demographic. These factual programs analyze authentic criminal cases predominantly from the U.K. and the United States through firsthand interviews, archive footage and key evidence.

•Jim Jam is a pre-school kids channel focused on education, providing a stimulating, engaging and safe environment for 2-5 year olds and contributing to their social, intellectual, and emotional development by providing learning through fun.
•Popular content includes Bob The Builder, Fireman Sam, Thomas and Friends and Pettson and Findus.
•Jim Jam is available in over 60 EMEA countries.

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

•Sports 1 & Sports 2 are basic cable channels in our core Central European territories.
•The channels broadcast European football, European Handball, NBA and ice hockey among other live sports events.

REGULATION
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of regulators in the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the "FCC") regulates U.S. programming networks directly in some limited respects; other FCC regulations, although imposed on cable television operators, satellite operators, or other MVPDs, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change and increasingly, legislative and regulatory proposals seek to cover all sources of content, including the digital platforms over which we offer content, which may affect our regulatory burdens in the future. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Website Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety, oversight of user-generated content, and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the European Union's General Data Protection Regulation, or the GDPR, the California Consumer Privacy Act, or as amended, the CCPA and other similar comprehensive privacy laws that have been enacted in other states. The GDPR, the CCPA and other state laws impose, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for violations. In addition, the FCC from time to time considers whether some or all websites offering video programming should be considered MVPDs and regulated as such, which would increase our regulatory costs and obligations substantially.
Other Regulation
The FCC also imposes rules that may impact us regarding a variety of issues such as advertising in children's television, and telemarketing. Programming businesses are also subject to regulation by regulators in the countries in which they operate, as well as international bodies, such as the European Union. In certain countries, these regulations include restrictions on types of advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, and local content quotas.

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
Distribution of Programming Services
The business of distributing programming services to cable television systems and other MVPDs and licensing of original programming for distribution is highly competitive. Our programming services face competition from other programming networks and services for carriage by a particular MVPD, and for the carriage on the service tier that will attract the most subscribers. Once our programming service is selected by a distributor for carriage, that service competes for viewers not only with the other programming services available on the distributor's system, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment. The continued growth of subscription streaming services, such as Netflix and Amazon Prime, and the increased offerings by virtual MVPDs have increased the competition for audiences by providing an alternative to the traditional television content distribution model by changing when, where and how audiences consume video content.
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
Competition for Advertising Revenue
Our programming networks, and ad-supported streaming services, must compete with other sellers of advertising time and space, including other MVPDs, radio, newspapers, outdoor media and increasing shifts in spending toward online and mobile offerings from more traditional media. While the evolution of advanced advertising technologies, including addressable advertising and programmatic buying, creates additional monetization opportunities, we compete with other programming networks to gain an advantage in the use of such technologies. We compete for advertisers on the basis of rates we charge and also on the number and demographic nature of viewers who watch our programming. Advertisers will often seek to target their advertising content to those demographic categories they consider most likely to purchase the product or service they advertise. Accordingly, the demographic make-up of our viewership can be equally or more important than the number of viewers watching our programming.
HUMAN CAPITAL RESOURCES
At AMC Networks we are passionate about telling quality authentic stories that connect with audiences in meaningful ways and that stand out within a crowded landscape. We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees so that we have the ability to attract, develop and retain a high performing and diverse workforce.
Talent
The Company employed approximately 1,900 employees as of December 31, 2023. Our global workforce, as of December 31, 2023, was 50% women, with 45% of our leadership positions (vice president or equivalent and above) held by women, including our Chief Executive Officer and four additional members of the Company’s senior leadership team. More than 30% of our U.S.-based workforce are people of color and 19% of U.S.-based leadership positions are held by people of color.
We aim to attract top talent through our corporate brand and our reputation for innovation and high-quality content, as well as through the many benefits we offer. We aim to retain our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering a positive, inclusive and collaborative corporate culture. We assess employee sentiment through a global employee engagement survey to identify what we are doing well and what opportunities and challenges we need to address in the coming year.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and support the health, finance, and well-being of employees. While offerings vary by location, they generally include: employee and family medical, dental and vision coverage; life and disability insurance coverage; adoption assistance; backup child/elder care; child care resources; college planning; domestic partner coverage; domestic partner tax equalization; gender confirmation surgery; employee assistance programs; financial planning seminars and identity theft protection.
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
Diversity, Equity and Inclusion
At AMC Networks, we recognize that diversity is a business imperative. We seek to offer programming that reflects and resonates with our diverse audiences. To further this goal, we aim to hire from a diverse pool of talent to help align our employee base, including those working in support of our programming and production content and strategy, with our existing and potential audiences. We remain committed to fostering a workplace that is diverse, equitable and inclusive, where everyone treats each other with kindness and respect, creating a space where everyone feels they belong. Some examples of our areas of focus include:
Our Content – We have a long track record of championing and supporting independent and diverse voices and using our platforms and brands to bring these storytellers’ vision to life. Encouraging diverse and inclusive voices and points of view – on our screens, on our sets, and in our writer’s rooms – is fundamental to our creative process. In 2023, we debuted several critically acclaimed and fan-favorite series and films across our portfolio of brands and services depicting the full spectrum of the human experience including: the second season of AMC’s Dark Winds, a top 10 cable drama which has received a perfect 100 Rotten Tomatoes rating for both its first and second seasons; IFC Films’ Monica featuring “one of the best performances of

2023,” from star Trace Lysette; AMC’s Anne Rice’s Mayfair Witches, the biggest premiere in the history of AMC+ at the time of its debut; and WE tv’s Brat Loves Judy among many others.
Developing Talent Pipelines – We strive to create robust pipelines of diverse talent for our workplace to provide employment opportunities that are accessible to historically excluded and underrepresented communities. We do this primarily by partnering with leading industry diversity advocacy organizations and through our corporate internship program where we support opportunities and access for candidates from diverse and under-represented communities through a broad range of organizations including: The Entertainment Industry College Outreach Program (EICOP) HBCU in LA and New York internship programs, T. Howard Foundation, Future Now, Black Theatre Coalition, and the Institute of American Indian Arts (IAIA).
High Impact Partnerships – We work with leading industry organizations to promote greater inclusion in the stories we tell, the partners we work with, and the audiences who enjoy our content. The following are a few examples of our active partnerships and collaborations through which we strive to empower the next generation of storytellers:
•We continued to build on the strong and impactful partnerships that have resulted in many firsts in 2023 – our first official partnership with an organization by and for veterans in our industry – VME (Veterans in Media & Entertainment - uniting current and former members of the military working in film and television), our first Native American Diverse Supplier (Amber Morningstar Byars), impact producer for our IFC film, Lakota Nation v. US, who spoke to our employees on the importance of authentic representation and education about Native and Indigenous communities, our first Indigenous Non-Profit public service announcement highlighting our commitment to Native representation and amplifying the incredible work of the Native American Rights Fund. Our old and new workforce pipeline partnerships were responsible for helping us to recruit our most diverse intern class ever. We were thrilled to partner with ReelWorks in supporting the inaugural IATSE Entertainment Industry Hair Stylist Training, focused on increasing job access for makeup and hair professionals of color.
•We launched a new partnership with Black Theatre Coalition to provide fellowships at AMC Networks in casting, communications and production, working together to help develop the next generation of entertainment leaders.
•We continued our partnerships with Coded for Inclusion’s Staff Me Up job matching platform for production crews designed to help change the way hiring happens in Hollywood, and Mentorship Matters to connect showrunners with emerging writers of color for dynamic year-long mentorships.
•We announced partnerships with several film festivals across the U.S. focused on identifying, developing, and amplifying talent from underrepresented and historically excluded communities.
Supplier Diversity – We continued developing our supplier diversity program with the launch of a new supplier reporting tool, regular internal showcases and hosting events for diverse suppliers. The Company’s efforts were also recognized by the industry with AMC Networks’ supplier diversity team receiving the 2023 WBEC Metro NY President’s Award. We are committed to supplier diversity and advancing the social and economic inclusion of businesses owned by historically excluded and underrepresented groups — including women, minorities, veterans, people with disabilities, and the LGBTQ+ community. We seek to promote opportunities for diverse ideas and innovative solutions that strengthen our organization and the stories we tell, the suppliers we work with, and the communities where we live and operate. We strive to use best practices in supplier diversity to identify and work with businesses that are at least 51% owned, operated and controlled by one or more of the following: Minority Business Enterprise (MBE), Women Business Enterprise (WBE), Lesbian, Gay, Bisexual, Transgender, Queer Enterprises (LGBTQ+), Veteran Owned Business (VBE), Service Disabled Veterans (SDV), and Disability-Owned Business Enterprise (DOBE).
Fostering Inclusive Communities – We have 12 Business Employee Resource Groups (BERGs) that form communities through shared interests and experiences with more than 20 chapters across the U.S., U.K., Europe and Latin America. Our BERG members strive to create a culture of belonging for our employees by facilitating networking and connections with peers; supporting the acquisition of diverse talent; providing an avenue to facilitate leadership and skill development; and helping to increase the organization’s overall cultural competency. They are an important part of driving our business objectives, including curating themed content collections that help drive streaming subscriber engagement and growth, acting as a valuable sounding board for content development and programming, leading heritage month celebrations and supporting employee engagement and retention.
Learning Together – We equip our employees and our production staff with the tools and knowledge they need to expand awareness and understand what promoting diversity, equity and inclusion really means. We provide learning opportunities across a variety of topics ranging from exploring unearned advantage and disadvantage and cultivating an inclusive writer’s room and set to building a more equitable workforce through inclusive hiring practices.

Culture
Our Company has a proud history as the home to many of the greatest stories and characters in the history of TV and film. This history is imbued in our corporate culture and values and informs who we are and our mission to be a premier destination for passionate and engaged fan communities around the world with entertainment that stands out, drives popular culture and fuels the Company’s growth.
Throughout the year we bring together partners, business leaders and our creative talent for engaging and thought-provoking conversations for our employees about our content and industry trends, and advancing diversity, equity and inclusion. In 2023, we continued the Company’s “Courageous Conversations” series, a monthly opportunity for all employees to engage on key social and cultural issues impacting our community and society at large, presented and facilitated by experts.
Giving and social impact programs and initiatives are an important part of our culture because at AMC Networks we want to be a source for positive change in the communities where we live and work. Through philanthropic efforts, community outreach and strong and lasting partnerships, we support causes aimed at advancing a culture of inclusivity and amplifying everyone’s voice. In 2023, we matched donations from more than 250 employees in support of more than 240 causes on our online giving and volunteering platform, Give Back at AMCN. Through the platform, employees can research and learn about organizations doing important and difference-making work and make personal charitable donations, which includes an annual company match.
Other initiatives to foster community and social impact include paid time off for full-time employees for Juneteenth, Veterans Day, an annual floating holiday and a volunteer day of their choice.

AVAILABLE INFORMATION
Our corporate website is http://www.amcnetworks.com and the investor relations section of our website is located at http://investors.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). References to our website in this Annual Report on Form 10-K (this "Annual Report") are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
We use the following, as well as other social media channels, to disclose public information to investors, the media and others:
•Our website (http://www.amcnetworks.com); and
•Our X (formerly Twitter) account (@AMC_Networks).
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in AMC Networks to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.
A wide range of risks may affect our business, financial condition and results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other economic, business, competitive, regulatory or other factors that are currently unknown or unpredictable or that we do not presently consider to be material that could have material adverse effects on our future results.
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
In addition, our AMC, IFC and SundanceTV programming networks broadcast feature films. In general, the popularity of feature-film content on linear television has declined, and may continue to decline, due in part to the broad availability of such content through an increasing number of distribution platforms. If the popularity of feature-film programming further declines, we may lose viewership, which would decrease our revenues.
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
Competition for programming has increased as the number of programming networks and streaming services has increased. Certain programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries have a competitive advantage over us. In addition to other cable programming networks, such as Paramount Global and Warner Bros. Discovery, Inc., we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription streaming services, such as Netflix, Hulu, Apple TV and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs have adversely affected and may continue to adversely affect our profits.
We produce original programming and other content and may continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original programming have been and are expected to continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed, and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Hulu, Apple TV, and Amazon Prime, increases our programming content costs.
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, from time to time we have disputes with writers, producers and other creative talent over the amount of royalty and other payments (See Item 3. – Legal Proceedings for additional information). We believe that disputes of this type are endemic to our business and similar disputes may arise from time to time in the future. Increases in the costs of programming have led to and may in the future lead to decreased profitability or otherwise adversely impact our business.
Although in some cases the financial commitment for original programming is partially offset by foreign, state or local tax incentives, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, reduced substantially, or cannot be utilized, we may incur higher costs in order to complete the production or produce additional seasons. If we are unable to produce original programming content on a cost effective basis, our business, financial condition and results of operations may be materially adversely affected.
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other MVPDs. Subscription streaming services and virtual MVPDs have changed when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including (i) the disruption of the traditional television content distribution model by subscription streaming services and virtual MVPDs, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through subscription streaming services and virtual MVPDs with no advertising or less advertising than on television networks, and time shifted viewing of television programming. In part as a result of these changes, over the past few years, the number of subscribers to traditional MVPDs in the United States has declined and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues, including ours. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We have incurred significant costs to implement our strategy and initiatives, and will continue to do so, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.
We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The programming industry is highly competitive. Our programming networks and streaming services compete with other programming networks and other types of video programming services for marketing and distribution by cable and other MVPD systems and ultimately for viewing by their subscribers. We compete with other providers of programming networks for the right to be carried by a particular cable or other MVPD system and for the right to be carried by such system on a particular "tier" of service. The increasing offerings by virtual MVPDs through alternative distribution methods creates competition for carriage on those platforms. Our programming networks and streaming services compete with other programming networks, streaming services, and other sources of video content to secure desired entertainment programming.
Competition for content, audiences and advertising is intense and comes from broadcast television, other cable networks, distributors, including subscription streaming services and virtual MVPDs, social media content distributors, and other entertainment outlets and platforms, as well as from search providers, social networks, program guides and "second screen" applications.
We face significant competition for the development and production of original programming, including from, among others, cable programming networks such as Paramount Global and Warner Bros. Discovery, Inc., and subscription streaming services such as Netflix, Hulu, Apple TV, and Amazon Prime, which has increased and is expected to continue to increase our content costs as creating competing high quality, original content requires significant investment. Additionally, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted. As competition for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we acquire or retain has increased and is expected to further increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty.
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
Because a limited number of distributors account for a large portion of our business, failure to renew our programming networks' distribution agreements, renewal on less favorable terms, or the termination of those agreements, either in the United States or internationally, could have a material adverse effect on our business.
Our programming networks depend upon agreements with a limited number of cable television system operators and other MVPDs. The loss of any significant distributor could have a material adverse effect on our consolidated results of operations.
Currently our programming networks have distribution agreements with staggered expiration dates through 2029. Failure to renew distribution agreements, or renewal on less favorable terms (including with respect to price, packaging, positioning and other marketing opportunities), or the termination of distribution agreements could have a material adverse effect on our results of operations. A reduced distribution of our programming networks would adversely affect our distribution revenues, and impact our ability to sell advertising or the rates we charge for such advertising. Even if distribution agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
In addition, we have, in some instances, made upfront payments to distributors in exchange for additional subscribers or have agreed to waive or accept lower subscription fees if certain numbers of additional subscribers are provided. In certain cases, we also support our distributors' efforts to market our programming networks or permit distributors to offer promotional periods without payment of subscriber fees. As we continue our efforts to add viewing subscribers, our net revenues may be negatively affected by these deferred carriage fee arrangements, discounted subscriber fees or other payments.
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business
Our ability to attract subscribers depends in part on our ability to consistently provide compelling content choices, effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. For example, we have in the past increased, and may in the future increase, prices for our streaming services, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We incur significant marketing expenditures to attract streaming subscribers, therefore retention of those subscribers is critical to our business model. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected.

We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including alternative distribution platforms and viewing technologies. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and is likely to continue to reduce demand for our traditional television offerings and could reduce demand for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription streaming services, including services such as Netflix, Hulu, Apple TV and Amazon Prime, and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku have established themselves as alternative providers of video services. Such changes have impacted and are expected to continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other MVPD systems which are almost entirely directed at television video delivery and by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences would likely decline and there would be a negative effect on our business.
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
Advertising market conditions in specific markets have in the past caused and are expected in the future to cause our revenues and operating results to decline significantly in any given period.
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. Our advertising revenues were $716 million for the year ended December 31, 2023 compared to $872 million for the year ended December 31, 2022, an 18% decline. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.
In addition, the pricing and volume of advertising has been affected by shifts in spending toward online and mobile offerings from more traditional media, and toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which is not as advantageous to us as current advertising methods. The increased number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual MVPDs, which has caused, and are expected to continue to cause, audience ratings declines for our programming networks and has adversely affected the pricing and volume of advertising.
Advertising revenues are impacted by new technologies, and that impact has been and could continue to be significant. Since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods, there could be difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
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
We are, and may in the future become, subject to litigation and other legal proceedings, which could negatively impact our business, financial condition and results of operations.
From time to time, we are subject to various legal proceedings (including class action lawsuits), claims, regulatory investigations and arbitration proceedings in the U.S. and in foreign countries, including claims relating to intellectual property, employment, wage and hour, consumer privacy, contractual and commercial disputes, and the production, distribution, and licensing of our content. Any proceedings, actions, claims or inquiries initiated by or against us, whether successful or not, may be time consuming, result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require us to change our business practices or products, result in negative publicity, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business and financial results. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially adversely affect our business, financial condition and results of operations. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 3 of this Annual Report on Form 10-K.

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
Decreases in consumer discretionary spending in the U.S and other countries where our networks are distributed have in the past affected and may in the future affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from MVPDs, which could, in turn, have a negative impact on our viewing subscribers and subscription revenues. Similarly, a decrease in viewing subscribers could have a negative impact on the number of viewers actually watching the programs on our programming networks, thereby impacting the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of advertisers on our networks. Adverse economic conditions have resulted in and could in the future result in advertisers reducing their spending on advertising and negatively affect the ability of those with whom we do business to satisfy their obligations to us. The worsening of current global economic conditions has in the past adversely affected, and could in the future, adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries.
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
Programming businesses are subject to the regulations of regulators in the countries in which they operate as well as international bodies, such as the European Union ("E.U."). These regulations may include restrictions on the types of advertisements that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms, local levies or taxes applied to our networks and local content quotas. Consequently, our businesses must adapt their ownership and organizational structures as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Existing or proposed legislation and regulations could also significantly affect our business. For example, the E.U. GDPR imposes, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for non-compliance. Complying with these laws and regulations has been and could continue to be costly, could require us to change our business practices, or could limit or restrict aspects of our business in a manner adverse to our business operations. In particular, certain data privacy laws have required monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. Our failure to comply with these law and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
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
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain a full time disaster recovery site in Chandler, Arizona, which is capable of providing simultaneous playout of AMC, BBC AMERICA ("BBCA"), SundanceTV, IFC and WEtv in the event of a disruption of operations at our main facility in Bethpage, NY. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery site can be operational on the satellite within one to two hours.
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
We believe that our success depends to a significant extent upon the performance of our senior executives and other key employees and on our ability to identify, attract, hire train and retain such personnel. We generally do not maintain "key man" insurance, and there is no assurance of the continued services of our senior executives or other key employees. In addition, we depend on the availability of third-party production companies to create some of our original programming. For certain of our productions, through in-house and third party production service companies, we engage the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. While the Company was not significantly impacted by the 2023 Writers Guild of America and SAG-AFTRA strikes, any future labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. We may also be impacted by perceptions relating to reductions in force that we have conducted in the past in order to optimize our organizational structure and reduce costs and the departure of certain senior personnel for various reasons. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.

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
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Pillar Two Model Rules will be implemented in a phased approach beginning January 1, 2024. While the Company does not anticipate a significant impact to our financial statements as a result, compliance with the Pillar Two Model Rules could give rise to additional taxation in certain jurisdictions.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2023, our consolidated financial statements included approximately $5.0 billion of consolidated total assets, of which approximately $0.9 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.

Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2023, we had $2.4 billion principal amount of total long-term debt (excluding finance leases), $607.5 million of which is senior secured debt under our Credit Facility and $1.8 billion of which is senior unsecured debt.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance and our ability to borrow additional funds in the future. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our leverage may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the indentures governing our notes and other agreements we may enter into in the future.
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
We will need to refinance our existing indebtedness as it matures, and we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. For example, we have $774.7 million of senior unsecured debt due in August 2025 that we will need to repay and/or refinance. As a result, we will be dependent upon our ability to access the capital and credit markets. Market conditions, including further changes in interest rates, may increase the risk that the terms of any refinancing will not be as favorable as the terms of the existing debt (including agreeing to more restrictive covenants on our business or needing to provide collateral securing the debt), or that we may not be able to refinance the existing debt at all. Failure to raise significant amounts of funding to repay these obligations at maturity on terms favorable to us, or at all, could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including reducing investments in new programming, selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash, any of which could adversely impact our business and financial condition. The Credit Facility and indentures governing our notes restrict, and market or business conditions may limit, our ability to do some of these things. See “The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.”
Although a significant amount of our outstanding debt has fixed interest rates, borrowings under our Credit Facility bear interest at variable rates. For example, our interest expense increased from approximately $133.8 million in 2022 to approximately $152.7 million in 2023 despite a reduction in the outstanding principal amount of total debt. As a result, increases in market interest rates have increased our interest expense and our debt service obligations. If interest rates were to continue rising, this would further increase the amount of interest expense that we would have to pay for borrowings under the Credit Facility, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. While we have in the past entered into hedging agreements limiting our exposure to higher interest rates, we did not have any interest rate swap contracts outstanding at December 31, 2023. We may enter into hedging agreements in the future; however, any such agreements do not offer complete protection from this risk.
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
The Credit Facility requires us to comply with a Cash Flow Ratio and an Interest Coverage Ratio, each as defined in the Credit Facility. Compliance with these covenants may limit our ability to take actions, including repurchasing our common stock or making investments, that might be to our advantage or to the advantage of our stockholders. The terms of any future indebtedness we may incur could include more restrictive covenants.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios, and we cannot assure you that we will be able to maintain compliance with these covenants and financial ratios in the future. For example, higher programming expenditures, higher operating costs or lower revenues could lead to a default under certain financial covenants contained in the Credit Facility. In addition, because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period as the amounts outstanding under the Credit Facility are dependent on the timing of cash flows related to operations, capital expenditures and securities offerings. If we fail to comply with these covenants, we cannot assure you that we will be able to obtain waivers from the lenders and/or amend the covenants, which could, among other things, impact our liquidity. Moreover, in connection with any future waivers or amendments to our indebtedness that we may obtain, our lenders may modify the terms of our such indebtedness or impose additional operating and financial restrictions on us. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Despite our current levels of debt, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.
We may be able to incur additional debt in the future. The terms of the Credit Facility and indentures governing our notes allow us to incur substantial amounts of additional debt, subject to certain limitations. In addition, as we have in the past, we may in the future refinance all or a portion of our debt, including our senior notes or borrowings under the Credit Facility, and obtain the ability to incur more debt as a result. If new debt is added to our current debt levels, the related risks we could face would be magnified.
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
As of December 31, 2023, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), own all of our Class B Common Stock, approximately 4% of our outstanding Class A Common Stock and approximately 79% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group have executed a voting agreement (the "Stockholders Agreement") that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as provided therein with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") that collectively own 48% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan Siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.4 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

We share certain executives and directors with Sphere Entertainment Co. ("Sphere Entertainment"), Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"), which may give rise to conflicts.
We share two executives with MSGS, MSGE and Sphere Entertainment (each, an "Other Entity" and, collectively the "Other Entities"): Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of the Other Entities, and David Granville-Smith, serves as an Executive Vice President of the Company and as an Executive Vice President of MSGS and Sphere Entertainment. Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family. As a result, he will not be devoting his full time and attention to the Company's affairs. Seven members of our Board of Directors, including our Chairman, are directors of MSGS, five members of our Board of Directors, including our Chairman, are directors of MSGE and seven members of our Board of Directors, including our Chairman, are directors of Sphere Entertainment. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our latest proxy statement filed with the SEC for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
Our amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSGS, MSGE, Sphere Entertainment or their respective subsidiaries and that we may engage in material business transactions with such entities (the applicable provisions of the amended and restated certificate of incorporation, the "Overlap Provisions"). The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Audit Committee of our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats and incidents. Our policies, processes and procedures include, among other things, annual external penetration testing using an experienced third-party company; a cybersecurity incident response and recovery plan; periodic and ongoing security awareness training for employees; the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; and mechanisms to detect and monitor unusual network activity. The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board of Directors in a timely manner. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.
Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our cybersecurity risks are identified and addressed through a comprehensive, cross- functional approach. The Company has established a cybersecurity committee consisting of members of senior management, including the Company’s Chief Information Security Officer (“CISO”). The Company’s CISO is primarily responsible for the implementation of defense capabilities and risk mitigation strategies. The Company’s CISO has over 25 years of information technology and cybersecurity experience. He holds the title of Senior Vice President of Technology Services and Chief Information Security Officer, has been in his role since 2021 and is supported by his direct reports and their teams. The cybersecurity committee also includes senior members from the Company’s legal, human resources, technology, communications and risk management departments. This committee meets on a periodic basis to review various cybersecurity and data privacy matters and is responsible for maintaining processes to assess, identify and manage material risks from cybersecurity threats. The cybersecurity committee provides quarterly updates to the Company’s General Counsel, Chief Financial Officer and Executive Vice President of Global Media Operations and Technology. In addition, the cybersecurity committee has established regional triage teams that are responsible for responding to any cybersecurity incident and deciding if other members of the cybersecurity committee, Company employees or Company vendors should be involved in the Company’s response.
Our Audit Committee takes the lead on behalf of our Board of Directors in monitoring risk management, which includes overseeing the Company’s management of its cybersecurity and data privacy. The Audit Committee meets on a quarterly basis with our General Counsel and Chief Financial Officer, who provide quarterly reports concerning the Company’s information security and cybersecurity risks.
Although we have not been materially impacted by any cybersecurity incident to date, we are subject to cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We face continually evolving cybersecurity risks, which could result in the disclosure, theft or destruction of confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.”

Item 2. Properties.
We lease approximately 813,000 square feet of space in the United States, including approximately 326,000 square feet of office space that we lease at 11 Penn Plaza, New York, NY 10001, under lease arrangements with remaining terms through 2027. We use this space as our corporate headquarters and as the principal business location of our Company. We also lease approximately 67,000 square-feet of space for our broadcasting and technology center in Bethpage, New York under a lease arrangement with a term through 2029, from which AMC Networks Broadcasting & Technology conducts its operations. In addition, we lease other properties in New York, California, Georgia, Florida, Texas, Maryland and Illinois.
We lease approximately 177,000 square feet of space outside of the U.S., including in Spain, Hungary and the U.K. that support our international operations.
We believe our properties are adequate for our use.

Item 3. Legal Proceedings.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023 and a final decision is not expected until later in 2024. While the ultimate outcome of this litigation is uncertain, we expect that the ultimate outcome is unlikely to have a material impact on the Company’s financial condition or results of operations.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The motion has been fully briefed and awaiting decision. The court has scheduled a trial date of September 17, 2024. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to actions and claims arising from alleged violations of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to certain putative class actions currently pending, the Company is facing a series of arbitration claims managed by multiple plaintiffs law firms. The class action complaints and the arbitration claims all allege that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services, including AMC+ and Shudder, violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement with multiple plaintiffs relating to their pending class actions alleging violations of the VPPA and analogous state laws. On January 10, 2024, the class action settlement was preliminarily approved by the United States District Court for the Southern District of New York. The Company has also reached settlements, or settlements in principle, to resolve the arbitration claims. All of the settlements reached by the Company in connection with these matters are expected to be reimbursed by the Company’s insurance carriers.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2018 through December 31, 2023. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Warner Bros. Discovery, Inc., the Walt Disney Company, Fox Corporation (included from March 19, 2019, when trading began), Lions Gate Entertainment Corporation, Nexstar Media Group, Inc., Roku, Inc., and Paramount Global. The chart assumes $100 was invested on December 31, 2018 in each of: i) Company's Class A Common Stock, ii) the S&P Mid-Cap 400 Index, and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
AMC Networks Inc.
S&P MidCap 400 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
AMC Networks Inc.	100	71.98	65.18	62.76	28.55	34.24
S&P MidCap 400 Index	100	126.20	143.44	178.95	155.58	181.15
Peer Group	100	130.28	159.96	137.64	75.34	81.39
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

As of February 2, 2024, there were 513 holders of record of our Class A Common Stock and 33 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2023. As of December 31, 2023, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2023 and 2022. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International and Other. Analysis of our results of operations, on both a consolidated and segment basis, for the year ended December 31, 2021, including a comparison of 2022 to 2021, is included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2023 as well as an analysis of our cash flows for the years ended December 31, 2023 and 2022. The discussion of our financial condition and liquidity also includes a summary of our primary sources of liquidity. Analysis of our cash flows for the year ended December 31, 2021 is included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Dollars in thousands	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022
Revenues, net
Domestic Operations	$2,316,587	$2,675,142	(13.4)%
International and Other	404,476	442,525	(8.6)%
Inter-segment Eliminations	(9,186)	(21,122)	(56.5)%
	$2,711,877	$3,096,545	(12.4)%
Operating Income (Loss)
Domestic Operations	$583,542	$286,517	103.7%
International and Other	(9,624)	3,031	n/m
Corporate / Inter-segment Eliminations	(185,506)	(202,632)	(8.5)%
	$388,412	$86,916	n/m
Adjusted Operating Income (Loss)
Domestic Operations	$712,744	$789,396	(9.7)%
International and Other	60,548	68,989	(12.2)%
Corporate / Inter-segment Eliminations	(103,188)	(119,983)	(14.0)%
	$670,104	$738,402	(9.2)%

(1) Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 55 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Restructuring and other related charges
Restructuring and other related charges were $27.8 million and $449.0 million for the years ended December 31, 2023 and 2022, with the majority of such costs related to a restructuring plan (the "Plan") that commenced in November 2022.
For the year ended December 31, 2022, as a result of the Plan, the Company recorded restructuring and other related charges of $449.0 million, consisting of content impairments of $403.8 million and severance and other personnel costs of $45.2 million.
During the year ended December 31, 2023, the Company completed the Plan and recorded restructuring and other related charges of $27.8 million, consisting primarily of charges relating to severance and other personnel costs, and its exit during the third quarter of 2023 of a portion of office space at its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California.

25/7 Media sale
On December 29, 2023, the Company sold its remaining interest in 25/7 Media to the noncontrolling interest holders. The results of operations of 25/7 Media are included in the consolidated financial statements through the date of sale.

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our five programming networks, our global streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media, our production services business, until it was sold on December 29, 2023.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films.
Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Our subscription revenues for our programming networks are based on a per subscriber fee, and, to a lesser extent, fixed fees under multi-year contracts, commonly referred to as "affiliation agreements." The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based on the impact of renewals of affiliation agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than subscription revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met and is subsequently recognized either when we provide the required additional advertising time or the guarantee obligation contractually expires. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Our national programming networks have advertisers representing companies in a broad range of sectors, including the automotive, restaurants/food, health, technology and telecommunications industries. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services on various digital platforms such as AVOD and FAST services, integration of our advanced advertising products, and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.
Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee, and, to a lesser extent, is earned through the distribution of AMC Studios produced series to third parties. Content licensing revenues vary based on the timing of availability of programming to distributors.
Our principal goal is to increase our revenues by increasing distribution and penetration of our services and increasing our ratings. To do this, we must continue to contract for and produce high-quality, attractive programming. As competition for programming increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming have increased. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements. We also seek to increase our content licensing revenues by expanding the opportunities for licensing our programming through digital distribution platforms, foreign distribution and home video services.
Programming expenses, included in technical and operating expenses, represent the largest expenses of the Domestic Operations segment and primarily consist of amortization of program rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplinking and encryption.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were program rights write-offs of $14.5 million included in technical and operating expense for the year ended December 31, 2023, for programming that was substantively abandoned. For the year ended December 31, 2022. there were $403.8 million of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments. Refer to Note 5 to the consolidated financial statements for additional information.
See "Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.
International and Other
Our International and Other segment includes the operations of AMCNI and 25/7 Media. On December 29, 2023, we sold our interest in 25/7 Media to the noncontrolling interest holders.
In our International and Other segment, we earn revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. Until its sale, we also earned revenue through production services from 25/7 Media. For the year ended December 31, 2023, distribution revenues represented 80% of the revenues of the International and Other segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks and production services revenue generated from 25/7 Media. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America. Our production services revenues are based on master production agreements whereby a third party engages us to produce content on its behalf. Production services revenues are recognized based on the percentage of cost incurred to total estimated cost of the contract.
Programming expenses, program operating costs and production costs incurred to produce content for third parties are included in technical and operating expenses, and represent the largest expense of the International and Other segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, and production costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost.
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
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. Additionally, changes in macroeconomic factors and circumstances, particularly high inflation and interest rates, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of income notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income or loss attributable to noncontrolling interests in our consolidated statements of income.
Years Ended December 31, 2023 and 2022
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2023	2022	2023 vs. 2022
Revenues, net:
Subscription	$1,561,061	$1,618,541	(3.6)%
Content licensing and other	435,170	606,154	(28.2)%
Distribution and other	1,996,231	2,224,695	(10.3)%
Advertising	715,646	871,850	(17.9)%
Total revenues, net	2,711,877	3,096,545	(12.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,327,500	1,515,902	(12.4)%
Selling, general and administrative	764,087	896,817	(14.8)%
Depreciation and amortization	107,402	107,227	0.2%
Impairment and other charges	96,689	40,717	137.5%
Restructuring and other related charges	27,787	448,966	(93.8)%
Total operating expenses	2,323,465	3,009,629	(22.8)%
Operating income	388,412	86,916	n/m
Other income (expense):
Interest expense, net	(115,685)	(120,436)	(3.9)%
Miscellaneous, net	23,279	3,568	n/m
Total other income (expense)	(92,406)	(116,868)	(20.9)%
Net income (loss) from operations before income taxes	296,006	(29,952)	n/m
Income tax benefit (expense)	(94,606)	40,980	n/m
Net income including noncontrolling interests	201,400	11,028	n/m
Net (income) loss attributable to noncontrolling interests	14,064	(3,434)	n/m
Net income attributable to AMC Networks' stockholders	$215,464	$7,594	n/m
Revenues
Subscription revenues decreased 3.9% in our Domestic Operations segment primarily due to a decline in affiliate revenues, partially offset by an increase in streaming revenues. Subscription revenues decreased 1.2% in our International and Other segment primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023. The impact of this non-renewal will continue to impact subscription revenues in 2024. We expect the linear subscriber decline for our networks to continue, consistent with the declines across the cable ecosystem.
Content licensing and other revenues decreased 30.4% in our Domestic Operations segment primarily due to the availability of deliveries in the period and, to a lesser extent, timing. Content licensing and other revenues decreased 24.8% in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties. Content licensing and other revenues in our International & Other segment will decrease in 2024 as a result of the sale of 25/7 Media as substantially all of our content licensing and other revenues in this segment are related to the 25/7 Media production services business. In 2023, we recognized $91.5 million of revenue from 25/7 Media. We expect content licensing revenues in our Domestic Operations segment to face pressure in 2024 due to reduced availability of original programming.
Advertising revenues decreased 19.6% in our Domestic Operations segment primarily due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the period, partially offset by digital and advanced advertising revenue growth. Advertising revenues decreased 2.1% in our International and Other segment primarily due to marketplace declines partially offset by digital and advanced advertising growth in the U.K. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
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
Technical and operating expenses (excluding depreciation and amortization) decreased 12.6% in our Domestic Operations segment primarily due to a decrease in program rights amortization and lower costs associated with the delivery of Silo, an AMC Studios produced series. Technical and operating expenses (excluding depreciation and amortization) decreased 13.4% in our International and Other segment primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to continue to increase. Technical and operating expenses in our International & Other segment will decrease in 2024 due to the sale of 25/7 Media.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing and advertising expenses, administrative costs and costs of non-production facilities.
Selling, general and administrative expenses (including share-based compensation expenses) decreased 19.4% in our Domestic Operations segment primarily due to lower marketing and subscriber acquisition expenses related to our streaming services, and decreased 9.6% in Corporate primarily due to lower employee related costs. Selling, general and administrative expenses (including share-based compensation expenses) increased 3.5% in our International and Other segment primarily due to an increase in corporate overhead costs allocated to AMCNI.
There have been and may continue to be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series. Selling, general and administrative expenses in our International & Other segment will decrease in 2024 due to the sale of 25/7 Media.
Impairment and other charges
Impairment and other charges of $96.7 million for the year ended December 31, 2023 primarily consisted of $65.4 million of long-lived assets impairment charges at BBC AMERICA ("BBCA") and 25/7 Media, and $21.7 million of goodwill impairment charges at 25/7 Media.
In June 2023, given the impact of market challenges at 25/7 Media, specifically relating to reduced demand for new content and series cancellations from third parties, we revised our outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, we determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media. We performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $24.9 million was recorded ($23.0 million for identifiable intangible assets and $1.9 million for goodwill), which is included in Impairment and other charges in the consolidated statement of income within the International and Other operating segment.
In December 2023, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair value of the 25/7 Media reporting unit further declined from the interim assessment performed. The decrease in the estimated fair value reflected the continued decline in market conditions and business outlook and contemplation of concurrent negotiations with the noncontrolling interest holders for the sale of our remaining interest. As a result, we recognized an impairment charge of $19.8 million, reflecting a write-down of substantially all of the goodwill associated with the 25/7 Media reporting unit.
During the fourth quarter of 2023, given continued market challenges and linear declines, we revised our outlook for our BBCA linear programming network, resulting in lower expected future cash flows. As a result, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA. We performed a recoverability test and determined that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $42.4 million was recorded for identifiable intangible assets and other long-lived assets.

Impairment and other charges of $40.7 million for the year ended December 31, 2022 related to goodwill impairment charges at AMCNI.
In December 2022, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the international television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach. As a result, we recognized an impairment charge of $40.7 million, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit.
Restructuring and other related charges
Restructuring and other related charges were $27.8 million and $449.0 million for the years ended December 31, 2023 and 2022, with the majority of such costs related to a restructuring plan (the "Plan") that commenced in November 2022. The Plan was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned and licensed content, including legacy television series and films that are no longer in active rotation on the Company’s linear or streaming platforms.
For the year ended December 31, 2022, as a result of the Plan, we recorded restructuring and other related charges of $449.0 million, consisting of content impairments of $403.8 million and severance and other personnel costs of $45.2 million.
During the year ended December 31, 2023, we completed the Plan and recorded restructuring and other related charges of $27.8 million, consisting primarily of charges relating to severance and other personnel costs, and our exit during the third quarter of 2023 of a portion of office space at our corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of our New York office space, we recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Operating income
The increase in operating income was primarily attributable to decreases in restructuring and other related charges of $421.2 million, technical and operating expenses of $188.4 million and selling, general and administrative expenses of $132.7 million, partially offset by a decrease in revenues of $384.7 million and an increase in impairment and other charges of $56.0 million.
Interest expense, net
The decrease in interest expense, net was primarily due to higher interest income from our money market mutual fund accounts and bank deposits, partially offset by higher interest rates on our Term Loan A Facility.
Miscellaneous, net
The increase in miscellaneous, net was primarily related to $16.6 million of higher net gains on derivative financial instruments and a $9.6 million favorable variance in the foreign currency remeasurement of monetary assets and liabilities (principally intercompany loans) that are denominated in currencies other than the underlying functional currency of the applicable entity as compared to the year ended December 31, 2022. This increase was partially offset by $3.8 million of lower net gains on investments and write-downs of $1.7 million related to certain investments in 2023.
Income tax benefit (expense)
Income tax expense was $94.6 million for 2023, representing an effective tax rate of 32%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income tax expense of $10.5 million, tax expense related to foreign operations of $3.4 million, tax expense of $10.6 million resulting from a net increase in valuation allowances primarily related to foreign deferred tax assets, $3.8 million of tax expense related to nontaxable loss attributable to noncontrolling interests and tax expense of $5.2 million related to non-deductible compensation expense.
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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2023	2022	2023 vs. 2022
Revenues, net:
Subscription	$1,340,207	$1,395,026	(3.9)%
Content licensing and other	342,557	491,870	(30.4)%
Distribution and other	1,682,764	1,886,896	(10.8)%
Advertising	633,823	788,246	(19.6)%
Total revenues, net	2,316,587	2,675,142	(13.4)%
Technical and operating expenses (excluding depreciation and amortization)(a)	1,115,948	1,276,791	(12.6)%
Selling, general and administrative expenses(b)	501,501	626,203	(19.9)%
Majority-owned equity investees AOI	13,606	17,248	(21.1)%
Segment adjusted operating income	$712,744	$789,396	(9.7)%
(a) Technical and operating expenses excludes cloud computing amortization
(b) Selling, general and administrative expenses excludes share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to a 13.3% decline in affiliate revenues, partially offset by a 12.7% increase in streaming revenues. Affiliate revenues decreased due to basic subscriber declines and a 3% impact of a strategic non-renewal that occurred at the end of 2022. Streaming revenues were positively impacted by an increase in the average number of subscribers during the period and price increases.
Subscription revenues include revenues related to the Company's streaming services of $565.6 million and $501.9 million for 2023 and 2022, respectively. Aggregate paid subscribers to our streaming services were approximately 11.4 million at both December 31, 2023 and 2022.
Content licensing and other revenues decreased primarily due to the availability of deliveries in the period and, to a lesser extent, timing, including $107.4 million due to the delivery of fewer episodes of The Walking Dead and Fear the Walking Dead, both of which were strong contributors in the prior year and $69.4 million lower revenue associated with the timing of episode delivery for Silo, an AMC Studios produced series, partially offset by the $20.3 million impact associated with the 2023 termination of an output agreement that resulted in the acceleration of revenue for content that was previously anticipated to be delivered and recognized in 2024.
Advertising revenues decreased due to linear ratings declines, softness in the advertising market and fewer original programming episodes within the period, partially offset by digital and advanced advertising revenue growth.

The following table presents certain subscriber information for our national programming networks at December 31, 2023 and 2022:

	Estimated U.S. Subscribers as measured by Nielsen
(In thousands)	December 31, 2023	December 31, 2022
National Programming Networks:
AMC	65,100	69,900
WE tv	63,700	68,200
BBC AMERICA	60,000	64,600
IFC	56,200	60,000
SundanceTV	53,900	58,400
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in program rights amortization, consistent with the decrease in content licensing revenue for The Walking Dead and Fear the Walking Dead, and lower costs associated with the delivery of Silo, an AMC Studios produced series.
Program rights amortization expense includes write-offs of $14.5 million for the year ended December 31, 2023, for programming that was substantively abandoned. There were no material write-offs included in program rights amortization expense in 2022. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to lower marketing and subscriber acquisition expenses related to our streaming services.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues of $358.6 million, partially offset by decreases in technical and operating expenses of $160.8 million and selling, general and administrative expenses of $124.7 million.

International and Other
The following table sets forth our International and Other segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2023	2022	2023 vs. 2022
Revenues, net:
Subscription	$220,854	$223,515	(1.2)%
Content licensing and other	101,799	135,406	(24.8)%
Distribution and other	322,653	358,921	(10.1)%
Advertising	81,823	83,604	(2.1)%
Total revenues, net	404,476	442,525	(8.6)%
Technical and operating expenses (excluding depreciation and amortization)	222,757	257,097	(13.4)%
Selling, general and administrative expenses(a)	121,171	116,439	4.1%
Segment adjusted operating income	$60,548	$68,989	(12.2)%
(a) Selling, general and administrative expenses excludes share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.

Advertising revenues decreased primarily due to marketplace declines, partially offset by digital and advanced advertising growth in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a reduction in the volume of productions at 25/7 Media driven by reduced demand for new content and series cancellations from third parties.
There were no material write-offs included in program rights amortization expense in 2023 or 2022. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to an increase in corporate overhead costs allocated to AMCNI.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to a decrease in revenues of $38.0 million and an increase in selling, general and administrative expenses of $4.7 million, partially offset by a decrease in technical and operating expenses of $34.3 million.

Corporate / Inter-segment Eliminations
The following table sets forth our Corporate / Inter-segment Eliminations results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2023	2022	2023 vs. 2022
Revenues, net	$(9,186)	$(21,122)	(56.5)%
Operating expenses:
Technical and operating expenses (excluding depreciation and amortization)(a)	(11,934)	(18,375)	(35.1)%
Selling, general and administrative expenses(b)	105,936	117,236	(9.6)%
Segment adjusted operating income (loss)	$(103,188)	$(119,983)	(14.0)%
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

Liquidity and Capital Resources
Overview
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
In October 2023, we entered into an agreement enabling us to sell certain customer receivables to a financial institution on a recurring basis for cash. Any transferred receivables are fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables has no recourse to our other assets in the event of non-payment by the customers. We can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. We have not yet sold any customer receivables under this agreement.
Our principal uses of cash include the production, acquisition and promotion of programming, technology investments, debt service and payments for income taxes. We continue to invest in original programming, the funding of which generally occurs at least nine months in advance of a program's airing.
As of December 31, 2023, approximately $244.9 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $570.6 million, as of December 31, 2023, includes approximately $141.9 million held by foreign subsidiaries. Of this amount, approximately $20.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our revolving credit facility and our accounts receivable monetization program, borrowings under additional financing facilities and, when we have access to capital and credit markets, proceeds from the sale of new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the then outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise or redeem the outstanding balances of our indebtedness.
On December 12, 2023 (the “Redemption Date”), we redeemed the remaining $400 million outstanding principal amount of our 5.00% senior notes due 2024 (the “2024 Notes”). The 2024 Notes were redeemed at a redemption price of 100.000% of the principal amount of the 2024 Notes plus accrued and unpaid interest to, but excluding, the Redemption Date. Additionally, in December 2023, we repurchased $25.3 million of our outstanding 4.75% Notes due August 2025 through open market repurchases. Given the maturity date of the remaining $774.7 million of 4.75% senior notes due 2025, we may access the capital or credit markets in the near term to refinance those senior notes through privately negotiated transactions, open market repurchases, tender offers or redemptions.
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
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operations for the periods indicated:

	Years Ended December 31,
(In thousands)	2023	2022
Cash provided by operating activities	$203,919	$181,834
Cash used in investing activities	(24,322)	(39,385)
Cash used in financing activities	(544,435)	(97,115)
Net (decrease) increase in cash and cash equivalents	$(364,838)	$45,334
Operating Activities
Net cash provided by operating activities for 2023 and 2022 amounted to $203.9 million and $181.8 million, respectively.

In 2023, net cash provided by operating activities primarily resulted from $1,421.5 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $1,079.9 million and restructuring initiatives of $112.6 million. Changes in all other assets and liabilities during the year resulted in a net cash outflow of $25.1 million.
In 2022, net cash provided by operating activities primarily resulted from $1,524.6 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $1,347.4 million. Changes in all other assets and liabilities during the year resulted in a net cash inflow of $4.6 million.
Investing Activities
Net cash used in investing activities for 2023 and 2022 was $24.3 million and $39.4 million, respectively.
In 2023, net cash used in investing activities primarily consisted of capital expenditures of $35.2 million, partially offset by proceeds from the sale of investments of $8.6 million and the return of capital from investees of $2.1 million.
In 2022, net cash used in investing activities primarily consisted of capital expenditures of $44.3 million and an additional investment in an equity security of $5.0 million, partially offset by proceeds from the sales of a marketable equity security of $9.9 million.
Financing Activities
Net cash used in financing activities for 2023 and 2022 was $544.4 million and $97.1 million, respectively.
In 2023, net cash used in financing activities primarily consisted of principal payments on long-term debt of $458.4 million (including $400.0 million of 5.00% Notes due April 2024, $24.7 million of 4.75% Notes due August 2025, and $33.7 million on the Term Loan A Facility), distributions to noncontrolling interests of $72.9 million, taxes paid in lieu of shares issued for equity-based compensation of $7.3 million, principal payments on finance leases of $4.2 million, and the purchase of noncontrolling interests of $1.3 million.
In 2022, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $35.0 million, principal payments on the Term Loan A Facility of $33.8 million, taxes paid in lieu of shares issued for equity-based compensation of $22.3 million, principal payments on finance leases of $3.6 million, and the purchase of noncontrolling interests of $2.5 million.
Free Cash Flow2
The following table summarizes Free Cash Flow for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$203,919	$181,834
Less: capital expenditures	(35,207)	(44,272)
Free cash flow	$168,712	$137,562
The increase in free cash flow is reflective of our cost management measures, including remaining prudent with our investments in programming.

Supplemental Cash Flow Information	Year Ended December 31,
	2023	2022
Restructuring initiatives	$(112,550)	$(324)
Distributions to noncontrolling interests	(72,876)	(34,957)
2 Free Cash Flow is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 55 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2023	December 31, 2022
Senior Secured Credit Facility:(a)
Term Loan A Facility	$607,500	$641,250
Senior Notes:
5.00% Notes due April 2024	—	400,000
4.75% Notes due August 2025	774,729	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Principal amount of debt	$2,382,229	$2,841,250
(a)     The Company's $400 million revolving credit facility remained undrawn at December 31, 2023. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate, (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income.
In December 2023, the Company redeemed the remaining $400 million principal amount of its 5.00% Notes due 2024 at 100% of the principal amount plus accrued and unpaid interest to the date of redemption, and repurchased $25.3 million of its outstanding 4.75% Notes due 2025 through open market repurchases, at a discount, and retired the repurchased notes.
AMC Networks was in compliance with all of its debt covenants as of December 31, 2023.
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
Note Guarantees
Debt of AMC Networks as of December 31, 2023 included $774.7 million of 4.75% Notes due August 2025 and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2023		Year Ended December 31, 2022
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,935,082	$—	$2,244,245
Operating expenses	—	1,559,083	—	2,165,131
Operating income	$—	$375,999	$—	$79,114
Income (loss) before income taxes	$284,660	$444,647	$(49,040)	$91,088
Net income	215,464	435,328	7,594	82,396

Balance Sheet	December 31, 2023		December 31, 2022
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$—	$—	$79,020
Current assets	61,931	1,156,533	44,045	1,258,759
Non-current assets	3,676,129	3,301,046	3,893,205	3,706,858

Liabilities and equity:
Amounts due to subsidiaries	$54,627	$2,456	$68,682	$6,783
Current liabilities	173,031	666,783	157,658	872,109
Non-current liabilities	2,516,977	224,051	2,972,602	330,467

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

Owned original programming costs qualifying for capitalization are recorded as program rights on the consolidated balance sheet. Program rights that are monetized as a group are amortized based on projected program usage, typically resulting in an accelerated amortization pattern. Projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage of similar content. To a lesser extent, program rights that are predominantly monetized individually are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method. We base our estimates of ultimate revenue primarily on distribution and advertising revenues historically generated from similar content in comparable markets, and projected program usage. We periodically review ultimate revenue estimates and projected program usage and revise our assumptions if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value. For example, a program's strong performance could result in increased usage and increased attributable revenues in a particular period, resulting in accelerated amortization of costs in that period. Poor ratings may result in the reduction of attributable revenue from planned usage or the abandonment of a program, which would require a write-off of any unamortized costs. Actual attributable revenue and exhibitions may vary from our projections due to factors such as market acceptance, levels of distribution and advertising revenue, resulting in changes to our decisions regarding planned program usage. A failure to adjust for a downward change in estimates of ultimate revenue could result in the understatement of program rights amortization expense for the period. Any capitalized development costs for programs that we determine will not be produced are also written off. Historically, other than instances of write-offs associated with our decisions to abandon programming, actual ultimate revenue amounts have not significantly differed from our estimates of ultimate revenue.
Program rights write-offs of $17.3 million were included in technical and operating expense for the year ended December 31, 2023, for programming that was substantively abandoned. There were no significant program write-offs included in technical and operating expense for the year ended December 31, 2022. Refer to Note 5 for amounts recorded to restructuring expense in connection with the Company’s strategic programming assessments.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our affiliate relationships acquired in business combinations as of December 31, 2023 was $196.8 million. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expenses in future periods. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
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
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	December 31, 2023
Domestic Operations	$348,732
International and Other	277,764
$626,496
Based on our annual and interim impairment tests for goodwill during 2023, we recorded total impairment charges of $21.7 million related to our 25/7 Media reporting unit. For our two other reporting units, we concluded that the estimated fair value of the reporting units exceeded their respective carrying values by 16% and 7%, and therefore no impairment charge was required. See Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is discussed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

Non-GAAP Financial Measures
Internally, we use revenues, net, AOI, and Free Cash Flow measures as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.
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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Year Ended December 31, 2023
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$583,542	$(9,624)	$(185,506)	$388,412
Share-based compensation expenses	13,765	3,388	8,512	25,665
Depreciation and amortization	46,494	18,127	42,781	107,402
Impairment and other charges	51,966	44,723	—	96,689
Restructuring and other related charges	3,350	3,934	20,503	27,787
Cloud computing amortization	21	—	10,522	10,543
Majority owned equity investees AOI	13,606	—	—	13,606
Adjusted operating income (loss)	$712,744	$60,548	$(103,188)	$670,104

	Year Ended December 31, 2022
(In thousands)	Domestic Operations	International and Other	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$286,517	$3,031	$(202,632)	$86,916
Share-based compensation expenses	12,815	3,900	13,271	29,986
Depreciation and amortization	49,588	18,487	39,152	107,227
Impairment and other charges	—	40,717	—	40,717
Restructuring and other related charges	423,205	2,854	22,907	448,966
Cloud computing amortization	23	—	7,319	7,342
Majority owned equity investees AOI	17,248	—	—	17,248
Adjusted operating income (loss)	$789,396	$68,989	$(119,983)	$738,402

We define Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures, all of which are reported in our Consolidated Statement of Cash Flows. We believe the most comparable GAAP financial measure of our liquidity is net cash provided by operating activities. We believe that Free Cash Flow is useful as an indicator of our overall liquidity, as the amount of Free Cash Flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. We also believe that Free Cash Flow is one of several benchmarks used by analysts and investors who follow the industry for comparison of its liquidity with other companies in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$203,919	$181,834
Less: capital expenditures	(35,207)	(44,272)
Free cash flow	$168,712	$137,562

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2023, the fair value of our fixed rate debt of $1.53 billion was lower than its carrying value of $1.76 billion by $232.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2023 would increase the estimated fair value of our fixed rate debt by approximately $45.7 million to approximately $1.57 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the year ended December 31, 2023, we did not have any interest rate swap contracts outstanding.
As of December 31, 2023, we have $2.4 billion of debt outstanding (excluding finance leases), of which $607.5 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2023 would increase our annual interest expense by approximately $6.1 million. The interest rate paid on approximately 74% of our debt (excluding finance leases) as of December 31, 2023 is fixed.
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
The Company recognized foreign currency transaction gains (losses) of $8.4 million and $(1.2) million for the years ended December 31, 2023 and 2022, respectively, related to foreign currency transactions. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2023, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.

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
Under the supervision and with the participation of management, including the principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-3.

(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2023 (the "2024 Proxy Statement"), which is incorporated herein by reference.

Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2024 Proxy Statement, which is incorporated herein by reference.

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

10.3
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

10.4	AMC Networks Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.5
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

10.7
Amended and Restated Employment Agreement dated December 11, 2020, between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.8
Amendment, dated August 23, 2021, to Amended and Restated Employment Agreement, dated December 11, 2020, by and between AMC Networks Inc. and Joshua W. Sapan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.9
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

10.13
Form of AMC Networks Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Amendment No. 5 to Registration Statement on Form 10 filed on June 6, 2011).

10.14	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.15	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)

10.16	Shared Executive Space Cost Sharing Arrangement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.17	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.18	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.19	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.20	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.21
Master Services Agreement, dated February 8, 2019, by and between Rainbow Media Holdings LLC and 605 LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.22
Statement of Work for Strategic Analytic Services, dated August 1, 2022, by and between Rainbow Media Holdings LLC and 605, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.23		AMC Networks Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.24
Employment Agreement, dated February 15, 2023, by and between AMC Networks Inc. and Kristin Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.25
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

10.26
Amended & Restated Employment Agreement dated September 2, 2022, between AMC Networks Inc. and Kim Kelleher (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.27
Employment Agreement dated August 15, 2023, between AMC Networks Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

21		Subsidiaries of the Registrant.

22		List of Guarantor Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97		Accounting Policy for Clawbacks of Erroneously Awarded Compensation.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	February 9, 2024	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kristin A. Dolan and Patrick O'Connell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kristin A. Dolan	Chief Executive Officer	February 9, 2024
Kristin A. Dolan	(Principal Executive Officer)

/s/ Patrick O'Connell	Executive Vice President and Chief Financial Officer	February 9, 2024
Patrick O'Connell	(Principal Financial Officer)

/s/ Michael J. Sherin III	Executive Vice President and Chief Accounting Officer	February 9, 2024
Michael J. Sherin III	(Principal Accounting Officer)

/s/ James L. Dolan	Chairman of the Board of Directors	February 9, 2024
James L. Dolan

/s/ Charles F. Dolan	Chairman Emeritus and Director	February 9, 2024
Charles F. Dolan

/s/ Matthew Blank	Director	February 9, 2024
Matthew Blank

/s/ Joseph M. Cohen	Director	February 9, 2024
Joseph M. Cohen

/s/ Aidan Dolan	Director	February 9, 2024
Aidan Dolan

/s/ Patrick F. Dolan	Director	February 9, 2024
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 9, 2024
Thomas C. Dolan

/s/ Debra G. Perelman	Director	February 9, 2024
Debra G. Perelman

/s/ Brian G. Sweeney	Director	February 9, 2024
Brian G. Sweeney

/s/ Vincent Tese	Director	February 9, 2024
Vincent Tese

/s/ Leonard Tow	Director	February 9, 2024
Leonard Tow

/s/ Carl E. Vogel	Director	February 9, 2024
Carl E. Vogel

/s/ Marianne Dolan Weber	Director	February 9, 2024
Marianne Dolan Weber

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 9, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value of goodwill in the AMC Networks International (AMCNI) reporting unit
As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance for the International and Other segment was $277.8 million at December 31, 2023, which includes its AMCNI reporting unit. The Company performs goodwill impairment testing at the reporting unit level on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.
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
•independently developing a discount rate range using publicly available market data for comparable entities and comparing it to the Company’s discount rate;
•independently developing a long-term growth rate range using publicly available market data and comparing it to the Company’s long-term growth rate; and
•developing an estimated range of the reporting unit fair value using the reporting unit’s cash flow projections and the independently developed discount rate range and long-term growth rate range and compared the result to the Company’s fair value estimate.
Assessment of amortization of owned original program rights predominantly monetized individually
As discussed in Note 6 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2023 was $956.7 million, of which $139.4 million relates to completed productions predominantly monetized individually. Program rights that are predominantly monetized individually are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to-date as a percentage of total projected attributable revenue (“ultimate revenue”) under the individual-film-forecast-computation method. The Company bases its estimates of ultimate revenue primarily on subscription fee and advertising revenues historically generated from similar content in comparable markets, and projected program usage. Projected program usage is based on the Company’s expectation of future exhibitions. The Company periodically reviews ultimate revenue estimates and projected program usage and revises assumptions, if necessary, which could either accelerate or delay the timing of amortization expense or result in a write-down of unamortized costs to fair value.
We identified the assessment of ultimate revenues used in the amortization of owned original program rights as a critical audit matter. The assumptions used by the Company to determine ultimate revenues involved especially challenging auditor judgment as they involve subjective assessments about future subscription fee revenues and advertising revenues. Changes in those assumptions could have a significant effect on the carrying amount of the Company’s owned original program rights and associated current period program rights amortization expense.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of assumptions used in determining projected attributable distribution revenue and projected attributable advertising revenue. We compared the Company’s historical projections of attributable distribution and advertising revenues to actual results to assess the Company’s ability to accurately project ultimate revenues. For a selection of owned original programming predominantly monetized individually, we evaluated (1) projected subscription fee revenue, by comparing the Company’s assumptions for projected subscribers and rates to recent actual subscriber and rate trends and terms of existing distribution agreements, (2) projected advertising revenue, by comparing the underlying pricing and ratings assumptions to recent historical trends, and (3) program usage by comparing historical projections to actual usage, to assess the company’s ability to accurately project program usage, and compared projected program usage to historical trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 9, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report, dated February 9, 2024, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 9, 2024

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$570,576	$930,002
Accounts receivable, trade (less allowance for doubtful accounts of $9,488 and $8,725)	664,396	722,185
Current portion of program rights, net	7,880	10,807
Prepaid expenses and other current assets	380,518	286,875
Total current assets	1,623,370	1,949,869
Property and equipment, net of accumulated depreciation of $403,708 and $344,906	159,237	202,034
Program rights, net	1,802,653	1,762,939
Intangible assets, net	268,558	354,676
Goodwill	626,496	643,419
Deferred tax assets, net	11,456	13,618
Operating lease right-of-use assets	71,163	108,229
Other assets	406,854	599,052
Total assets	$4,969,787	$5,633,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,469	$172,009
Accrued liabilities	385,838	419,065
Current portion of program rights obligations	301,221	374,115
Deferred revenue	65,736	134,883
Current portion of long-term debt	67,500	33,750
Current portion of lease obligations	33,659	36,411
Total current liabilities	943,423	1,170,233
Program rights obligations	150,943	200,869
Long-term debt, net	2,294,249	2,778,703
Lease obligations	87,240	124,799
Deferred tax liabilities, net	160,383	112,642
Other liabilities	74,306	139,108
Total liabilities	3,710,544	4,526,354
Commitments and contingencies
Redeemable noncontrolling interests	185,297	253,669
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,670 and 66,118 shares issued and 32,077 and 31,525 shares outstanding, respectively	667	661
Class B Common Stock, $0.01 par value, 90,000 shares authorized 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	378,877	360,251
Accumulated earnings	2,321,105	2,105,641
Treasury stock, at cost (34,593 and 34,593 shares Class A Common Stock, respectively)	(1,419,882)	(1,419,882)
Accumulated other comprehensive loss	(232,831)	(239,798)
Total AMC Networks stockholders' equity	1,048,051	806,988
Non-redeemable noncontrolling interests	25,895	46,825
Total stockholders' equity	1,073,946	853,813
Total liabilities and stockholders' equity	$4,969,787	$5,633,836
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2023	2022	2021
Revenues, net	$2,711,877	$3,096,545	$3,077,608
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,327,500	1,515,902	1,432,083
Selling, general and administrative	764,087	896,817	891,734
Depreciation and amortization	107,402	107,227	93,881
Impairment and other charges	96,689	40,717	159,610
Restructuring and other related charges	27,787	448,966	10,378
Total operating expenses	2,323,465	3,009,629	2,587,686
Operating income	388,412	86,916	489,922
Other income (expense):
Interest expense	(152,703)	(133,762)	(129,073)
Interest income	37,018	13,326	10,243
Loss on extinguishment of debt	—	—	(22,074)
Miscellaneous, net	23,279	3,568	25,214
Total other expense	(92,406)	(116,868)	(115,690)
Income (loss) from operations before income taxes	296,006	(29,952)	374,232
Income tax (expense) benefit	(94,606)	40,980	(94,393)
Net income including noncontrolling interests	201,400	11,028	279,839
Net (income) loss attributable to noncontrolling interests	14,064	(3,434)	(29,243)
Net income attributable to AMC Networks' stockholders	$215,464	$7,594	$250,596

Net income per share attributable to AMC Networks' stockholders:
Basic	$4.92	$0.18	$5.92
Diluted	$4.90	$0.17	$5.77

Weighted average common shares:
Basic	43,827	43,135	42,361
Diluted	43,991	43,731	43,439

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	2023	2022	2021
Net income including noncontrolling interests	$201,400	$11,028	$279,839
Other comprehensive income (loss):
Foreign currency translation adjustment	8,248	(66,630)	(43,783)
Unrealized gain on interest rate swaps	—	—	2,403
Other comprehensive income (loss), before income taxes	8,248	(66,630)	(41,380)
Income tax (expense) benefit	(75)	2	(577)
Other comprehensive income (loss), net of income taxes	8,173	(66,628)	(41,957)
Comprehensive income (loss)	209,573	(55,600)	237,882
Comprehensive (income) loss attributable to noncontrolling interests	12,858	(786)	(28,154)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$222,431	$(56,386)	$209,728
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2020	$646	$115	$323,425	$1,847,451	$(1,419,882)	$(134,950)	$616,805	$26,296	$643,101
Net income attributable to AMC Networks’ stockholders	—	—	—	250,596	—	—	250,596	—	250,596
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	12,013	12,013
Transfer from redeemable noncontrolling interest	—	—	—	—	—	—	—	18,367	18,367
Distributions to noncontrolling member	—	—	—	—	—	—	—	(4,282)	(4,282)
Acquisition of noncontrolling interest	—	—	(279)	—	—	—	(279)	279	—
Other comprehensive loss	—	—	—	—	—	(40,868)	(40,868)	(1,089)	(41,957)
Share-based compensation expenses	—	—	47,925	—	—	—	47,925	—	47,925
Proceeds from exercise of stock options	—	—	9,795	—	—	—	9,795	—	9,795
Net share issuance under employee stock plans	9	—	(32,895)	—	—	—	(32,886)	—	(32,886)
Balance, December 31, 2021	655	115	347,971	2,098,047	(1,419,882)	(175,818)	851,088	51,584	902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	7,594	—	—	7,594	—	7,594
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	6,708	6,708
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(7,522)	(7,522)
Other comprehensive loss	—	—	—	—	—	(63,980)	(63,980)	(2,648)	(66,628)
Share-based compensation expenses	—	—	37,684	—	—	—	37,684	—	37,684
Net share issuance under employee stock plans	6	—	(22,338)	—	—	—	(22,332)	—	(22,332)
Balance, December 31, 2022	661	115	360,251	2,105,641	(1,419,882)	(239,798)	806,988	46,825	853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	215,464	—	—	215,464	—	215,464
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(12,285)	(12,285)
Sale of noncontrolling interest, net of tax	—	—		—	—	—	—	(3,568)	(3,568)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(6,283)	(6,283)
Other comprehensive income	—	—	—	—	—	6,967	6,967	1,206	8,173
Share-based compensation expenses	—	—	25,903	—	—	—	25,903	—	25,903
Net share issuance under employee stock plans	6	—	(7,277)	—	—	—	(7,271)	—	(7,271)
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$201,400	$11,028	$279,839
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	107,402	107,227	93,881
Non-cash impairment and other charges	87,089	40,717	16,699
Share-based compensation expenses related to equity classified awards	25,665	29,986	47,925
Non-cash restructuring and other related charges	15,147	336,744	4,329
Amortization and write-offs of program rights	906,158	1,008,470	909,339
Amortization of deferred carriage fees	21,341	34,234	29,709
Unrealized foreign currency transaction loss (gain)	2,716	8,692	(16,882)
Amortization of deferred financing costs and discounts on indebtedness	7,574	7,733	7,729
Loss on extinguishment of debt	—	—	22,074
Bad debt expense	2,503	2,202	5,337
Deferred income taxes	49,736	(50,689)	34,010
Gains on investments	—	(4,084)	(1,306)
Other, net	(5,234)	(7,667)	(7,216)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	34,332	70,371	(56)
Prepaid expenses and other assets	103,258	(34,069)	(183,861)
Program rights and obligations, net	(1,079,910)	(1,347,351)	(1,297,782)
Income taxes payable	969	(148)	(3,467)
Deferred revenue	(60,671)	(63,622)	126,832
Deferred carriage fees, net	(17,826)	(39,590)	(53,065)
Accounts payable, accrued liabilities and other liabilities	(197,730)	71,650	129,406
Net cash provided by operating activities	203,919	181,834	143,474
Cash flows from investing activities:
Capital expenditures	(35,207)	(44,272)	(42,572)
Return of capital from investees	2,146	1,771	—
Acquisition of investments	(599)	(5,002)	(30,273)
Loans to investees	—	(2,456)	—
Cash paid on distribution of business	—	—	(7,052)
Principal payments received on loans to investees	180	720	20,000
Payments for acquisitions of businesses, net of cash acquired	—	—	(62,055)
Proceeds from sale of investments	8,565	9,854	95,370
Other, net	593	—	—
Net cash used in investing activities	(24,322)	(39,385)	(26,582)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	986,000
Payments for financing costs	(342)	—	—
Principal payments on long-term debt	(458,381)	(33,750)	(1,016,500)
Deemed repurchases of restricted stock units	(7,271)	(22,332)	(32,886)
Proceeds from stock option exercises	—	—	9,795
Principal payments on finance lease obligations	(4,222)	(3,576)	(3,800)
Purchase of noncontrolling interests	(1,343)	(2,500)	—
Contributions from noncontrolling interests	—	—	2,702
Distributions to noncontrolling interests	(72,876)	(34,957)	(29,414)
Net cash used in financing activities	(544,435)	(97,115)	(84,103)
Net (decrease) increase in cash and cash equivalents from operations	(364,838)	45,334	32,789
Effect of exchange rate changes on cash and cash equivalents	5,412	(7,553)	(29,094)
Cash and cash equivalents at beginning of year	930,002	892,221	888,526
Cash and cash equivalents at end of year	$570,576	$930,002	$892,221
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our five national programming networks, our global streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our global streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International and Other: Includes AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels around the world, and 25/7 Media (formerly Levity), our production services business. On December 29, 2023, AMC Networks sold its interest in 25/7 Media to the noncontrolling interest holders. See Note 4 for additional information relating to the 2023 sale of the production services business and the 2021 spin-off of the Levity comedy venues business.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs were $241.5 million, $379.0 million and $383.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction gains (losses) of $8.4 million, $(1.2) million and $12.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in miscellaneous, net in the consolidated statements of income.
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
The Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. See Note 6 for further discussion regarding program rights.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. These tax incentives generally provide for refundable or transferable tax credits upon meeting established levels of qualified production spending within a participating jurisdiction and may be received prior to or after completion of a production. Production tax incentives are included in prepaid and other current assets or other assets in the consolidated balance sheet with a corresponding reduction to the cost basis of the Company’s programming assets when collection becomes probable, and reduces program rights amortization over the life of the title. Receivables related to tax incentives earned on production spend as of December 31, 2023 consisted of $230.3 million recorded in Prepaid expenses and other current assets and $49.9 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2022 were $143.1 million recorded in Prepaid expenses and other current assets and $104.5 million recorded in Other assets.
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
Deferred Carriage Fees
Deferred carriage fees, included in other assets in the consolidated balance sheets, represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement (up to 6 years).
Derivative Financial Instruments
The Company's derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheet based on their fair values. The Company's embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in interest expense for interest rate swap contracts and miscellaneous, net, for foreign currency and other derivative contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 13 for a further discussion of the Company's derivative financial instruments.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and estimates with regard to the liability for unrecognized tax benefits resulting from uncertain tax positions. Deferred tax assets are evaluated quarterly for expected future realization and reduced by a valuation allowance to the extent management believes it is more likely than not that a portion will not be realized. The Company provides deferred taxes for the outside basis difference for its investment in partnerships and uses the deferral method to recognize the income tax benefit from investment tax credits. Global intangible low-taxed income (“GILTI”) tax is treated as a period expense. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 16 for further discussion regarding commitments and contingencies.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2023, one customer accounted for 15% of accounts receivable (short and long-term). As of December 31, 2022, two customers accounted for 14% and 12%, respectively, of accounts receivable (short and long-term).
Redeemable Noncontrolling Interests
Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and stockholders' equity in the Company's consolidated balance sheet at the greater of their initial carrying amount, increased or decreased for contributions, distributions and the noncontrolling interest's share of net income or loss, or an amount reflecting the accretion of changes in the redemption value to the earliest redemption date.
Net Income per Share
The consolidated statements of income present basic and diluted net income per share ("EPS"). Basic EPS is based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effects of AMC Networks outstanding equity-based awards.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Basic weighted average shares outstanding	43,827	43,135	42,361
Effect of dilution:
Stock options	—	—	3
Restricted stock units	164	596	1,075
Diluted weighted average shares outstanding	43,991	43,731	43,439
As of December 31, 2023, 2022 and 2021, 0.5 million, 0.8 million and 0.4 million, respectively, of restricted stock units and stock options have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
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
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the years ended December 31, 2023 and 2022, the Company did not repurchase any shares of its Class A common stock. As of December 31, 2023, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.
The following table summarizes common stock share activity for all years presented:

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2020	29,975	11,484
Employee and non-employee director stock transactions*	917	—
Balance at December 31, 2021	30,892	11,484
Employee and non-employee director stock transactions*	633	—
Balance at December 31, 2022	31,525	11,484
Employee and non-employee director stock transactions*	552	—
Balance at December 31, 2023	32,077	11,484
*Reflects common stock activity in connection with restricted stock units and stock options granted to employees, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The guidance requires the disclosure of the nature of the transactions, the accounting policies used to account for the transactions, and the effect of the transactions on the financial statements. The Company adopted the new guidance prospectively for the year ended December 31, 2022, which impacts disclosures of tax incentives related to the production of content.
Effective January 1, 2021, the Company adopted FASB ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate. The Pillar Two Model Rules will be implemented in a phased approach beginning January 1, 2024. The Company is currently assessing the rules in all jurisdictions but does not anticipate a material impact to its financial statements.

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
Subscription revenue: Subscription fees are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors"), for the rights to use the Company's network programming under multi-year contracts, commonly referred to as "affiliation agreements." The Company's performance obligation under affiliation agreements is a license of functional intellectual property that is satisfied as the Company provides its programming over the term of the agreement. The transaction price is represented by subscription fees that are generally based upon (i) contractual rates applied to the number of the distributor's subscribers who receive or can receive our programming ("rate-per-subscriber"), or (ii) fixed contractual monthly fees ("fixed fee").
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Content licensing revenue: The Company licenses its original programming content to certain distributors, including under streaming and electronic sell-through ("EST") arrangements. For streaming licensing arrangements, our performance obligation is a license to functional intellectual property that provides the distributor the right to use our programming as it exists at a point in time. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs at the later of the beginning of the license period, or when we provide the programming to the distributor. The Company’s performance obligation in a content license arrangement pertains to each distinct unit of content, which is generally each season of an episodic series or a film. The Company typically delivers all episodes of a season for a series concurrently and the licensee’s rights to exploit the content is the same across all of the episodes. The Company adjusts the transaction price for the time value of money in cases where license fees are paid over several years. A contract asset is recognized for the difference between the revenue recognized and the amount we are permitted to invoice.
For EST license fee arrangements, the Company applies the sales-based or usage-based royalty guidance and recognizes revenue in the period of end-customer purchases, based on the fees earned during the period.
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
The Company’s payment terms vary by the type and location of customer. Generally, payment terms mirror the term of the license agreement and may be in excess of one-year after satisfaction of the performance obligation.
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
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2023. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2023, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The primary source of the Company’s contract liabilities relates to advertising sales arrangements where the guaranteed viewer ratings are not met and content licensing arrangements, including payments received in connection with an AMC Studios produced series for a third party in 2022. In certain content licensing arrangements, payment may be received in advance of a distributor's ability to exhibit a program. Such payments are recorded as a contract liability and subsequently recognized when the program becomes available for exhibition.
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2023	December 31, 2022
Balances from contracts with customers:
Accounts receivable (including long-term receivables, within Other assets)	$750,390	$1,003,505
Contract assets, short-term (included in Prepaid expenses and other current assets)	2,364	48,594
Contract liabilities, short-term (Deferred revenue)	65,736	134,883
Contract liabilities, long-term (Deferred revenue included in Other liabilities)	74	683
Revenue recognized for the years ended December 31, 2023, 2022, and 2021, relating to the contract liabilities at the beginning of the respective periods was $111.4 million, $185.6 million, and $61.2 million, respectively.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. Any transferred receivables are fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables has no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of December 31, 2023, the Company had not yet sold any customer receivables under this agreement.

Note 4. Impairment and Other Charges
Impairment and other charges of $96.7 million for the year ended December 31, 2023 primarily consisted of $21.7 million of goodwill and $65.4 million of long-lived assets impairment charges for partially owned consolidated subsidiaries, 25/7 Media and BBCA.
In June 2023, given the impact of market challenges at 25/7 Media, specifically relating to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $24.9 million was recorded ($23.0 million for identifiable intangible assets and $1.9 million for goodwill), which is included in Impairment and other charges in the consolidated statement of income within the International and Other operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2023, in connection with the preparation of our fourth quarter financial information, the Company performed its annual goodwill impairment test and concluded that the estimated fair value of the 25/7 Media reporting unit further declined from the interim assessment performed. The decrease in the estimated fair value reflected the continued decline in market conditions and business outlook and contemplation of concurrent negotiations with the noncontrolling interest holders for the sale of the Company's remaining interest. As a result, the Company recognized an impairment charge of $19.8 million, reflecting a write-down of substantially all of the goodwill associated with the 25/7 Media reporting unit. The remaining $2.4 million of goodwill was eliminated upon the sale of Company's remaining interest.
During the fourth quarter of 2023, given continued market challenges and linear declines, the Company revised its outlook for its BBCA linear programming network, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA. The Company performed a recoverability test and determined that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $42.4 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the consolidated statement of income within the Domestic Operations operating segment.
Impairment and other charges of $40.7 million for the year ended December 31, 2022 related to goodwill impairment charges at AMCNI.
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
Impairment and other charges of $159.6 million for the year ended December 31, 2021 related to a $143.0 million litigation settlement and the $16.6 million loss on disposal in connection with a divestiture.
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

Note 5. Restructuring and Other Related Charges
Restructuring and other related charges were $27.8 million and $449.0 million for the years ended December 31, 2023 and 2022, respectively, with the majority of such costs related to a restructuring plan (the "Plan") that commenced on November 28, 2022. The Plan was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms.
For the year ended December 31, 2022, as a result of the Plan, the Company recorded restructuring and other related charges of $449.0 million, consisting of content impairments of $403.8 million and severance and other personnel costs of $45.2 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2023, the Company completed the Plan and recorded restructuring and other related charges of $27.8 million, consisting primarily of charges relating to severance and other personnel costs, and its third quarter exiting of a portion of office space at its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of its New York office space, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Restructuring and other related charges were $10.4 million for the year ended December 31, 2021, including $6.1 million at AMCNI related to severance costs and the termination of distribution in certain international territories and $4.3 million of severance costs relating to a restructuring plan (the "2020 Plan") that commenced on November 18, 2020. The 2020 Plan was designed to streamline the Company’s operations through a reduction of its domestic workforce and improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company.
The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Domestic Operations	$3,350	$423,205	$2,516
International and Other	3,934	2,854	6,083
Corporate / Inter-segment Eliminations	20,503	22,907	1,779
Total restructuring and other related charges	$27,787	$448,966	$10,378

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2021	$311	$29	$340
Charges	45,212	403,754	448,966
Cash payments	(311)	(13)	(324)
Non-cash adjustments	(7,698)	(329,046)	(336,744)
Other	(364)	—	(364)
Balance at December 31, 2022	37,150	74,724	111,874
Charges	17,510	10,277	27,787
Cash payments	(45,878)	(66,672)	(112,550)
Non-cash adjustments	—	(15,147)	(15,147)
Other	(56)	1,826	1,770
Balance at December 31, 2023	$8,726	$5,008	$13,734
Accrued restructuring and other related costs of $12.1 million and $1.6 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2023. Accrued restructuring and other related costs of $108.0 million and $3.9 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Program Rights and Obligations
Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$139,363	$532,839	$672,202
In-production and in-development	—	284,455	284,455
Total owned original program rights, net	$139,363	$817,294	$956,657

Licensed program rights, net:
Licensed film and acquired series	$973	$599,607	$600,580
Licensed originals	1,555	169,489	171,044
Advances and other production costs	—	82,252	82,252
Total licensed program rights, net	2,528	851,348	853,876
Program rights, net	$141,891	$1,668,642	$1,810,533

Current portion of program rights, net			$7,880
Program rights, net (long-term)			1,802,653
			$1,810,533

	December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$215,496	$322,248	$537,744
In-production and in-development	45,098	294,086	339,184
Total owned original program rights, net	$260,594	$616,334	$876,928

Licensed program rights, net:
Licensed film and acquired series	$3,092	$642,768	$645,860
Licensed originals	5,373	171,418	176,791
Advances and other production costs	—	74,167	74,167
Total licensed program rights, net	8,465	888,353	896,818
Program rights, net	$269,059	$1,504,687	$1,773,746

Current portion of program rights, net			$10,807
Program rights, net (long-term)			1,762,939
			$1,773,746

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$154,523	$282,954	$437,477
Licensed program rights	3,162	465,519	468,681
Program rights amortization	$157,685	$748,473	$906,158

	Year Ended December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Included in Technical and operating:
Owned original program rights	$279,910	$182,695	$462,605
Licensed program rights	37,935	507,930	545,865
	$317,845	$690,625	$1,008,470
Included in Restructuring and other related charges:
Owned original program rights	$192,749	$24,914	$217,663
Licensed program rights	110,830	75,261	186,091
	$303,579	$100,175	$403,754

The following table presents the expected amortization over each of the next three years of completed program rights on the consolidated balance sheet as of December 31, 2023:

(In thousands)	2024	2025	2026
Owned original program rights:
Predominantly Monetized Individually	$56,381	$40,358	$19,152
Predominantly Monetized as a Group	212,874	177,484	100,634

Licensed program rights:
Predominantly Monetized Individually	$2,064	$313	$128
Predominantly Monetized as a Group	409,805	225,101	101,837
Program rights write-offs for programming that was substantively abandoned of $17.3 million were included in technical and operating expense for the year ended December 31, 2023. For the year ended December 31, 2022, there were $403.8 million of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments. Refer to Note 5 to the consolidated financial statements for additional information. Program rights write-offs of $12.8 million were included in technical and operating expense for the year ended December 31, 2021.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Program Rights Obligations
Amounts payable subsequent to December 31, 2023 related to program rights obligations included in the consolidated balance sheet are as follows:

(In thousands)
Years Ending December 31,
2024	$301,221
2025	98,536
2026	33,373
2027	15,039
2028	3,268
Thereafter	727
$452,164

Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $83.1 million and $79.6 million at December 31, 2023 and 2022, respectively.
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
There were no investments in marketable equity securities at December 31, 2023 or December 31, 2022.
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
There were no realized or unrealized gains or losses on marketable equity securities for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, realized and unrealized gains (losses) on marketable equity securities were $4.1 million and $(11.1) million, respectively, included in miscellaneous, net in the consolidated statement of income.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in non-marketable equity securities were $41.6 million at December 31, 2023 and $42.7 million at December 31, 2022. During the year ended December 31, 2023, the Company recognized impairment charges of $1.7 million on certain investments, which were included in miscellaneous, net in the consolidated statements of income.

Note 8. Property and Equipment
Property and equipment (including equipment under finance leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2023	2022
Program, service and test equipment	$336,803	$314,234	2 to 5 years
Satellite equipment	40,536	40,051	Term of lease
Furniture and fixtures	11,750	12,490	3 to 8 years
Transmission equipment	29,924	30,169	5 years
Leasehold improvements	143,932	149,996	Term of lease
Property and equipment	562,945	546,940
Accumulated depreciation and amortization	(403,708)	(344,906)
Property and equipment, net	$159,237	$202,034
Depreciation and amortization expenses on property and equipment (including equipment under finance leases) amounted to $66.9 million, $65.8 million and $54.8 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
In connection with exiting a portion of its New York office space, the Company recorded an impairment charge of $2.5 million for leasehold improvements. See Note 5 for further discussion of the impairment charges taken in connection with the Company's restructuring plan.
At December 31, 2023 and 2022, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2023	2022
Satellite equipment	$40,536	$40,051
Less accumulated amortization	(30,652)	(29,069)
	$9,884	$10,982

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International and Other	Total
December 31, 2021	$353,470	$355,874	$709,344
Purchase accounting adjustments	(2,834)	—	(2,834)
Impairment charge	—	(40,717)	(40,717)
Amortization of "second component" goodwill	(1,344)	—	(1,344)
Foreign currency translation	—	(21,030)	(21,030)
December 31, 2022	349,292	294,127	643,419
Impairment charge	—	(21,718)	(21,718)
Amortization of "second component" goodwill	(560)	—	(560)
Sale of 25/7 Media reporting unit	—	(2,407)	(2,407)
Foreign currency translation	—	7,762	7,762
December 31, 2023	$348,732	$277,764	$626,496
As of December 31, 2023 and 2022, accumulated impairment charges totaled $185.5 million and $163.8 million, respectively.
The purchase accounting adjustments of $2.8 million to the carrying amount of goodwill in Domestic Operations in 2022 relate to the December 2021 acquisition of Sentai Holdings, a global supplier of anime content, including its anime-focused HIDIVE subscription streaming service.
The reduction of $0.6 million and $1.3 million in 2023 and 2022, respectively, in the carrying amount of goodwill for the Domestic Operations segment is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns. All remaining tax benefits were realized during the second quarter of 2023.
Impairment Test of Goodwill
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.
During the second quarter of 2023, the Company determined that a triggering event had occurred with respect to the 25/7 Media reporting unit in the International and Other segment, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a discounted cash flow model ("DCF"), and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in impairment and other charges in the consolidated statement of income, within the International and Other operating segment.
As of December 1, 2023 and 2022, the Company performed a quantitative assessment for all of its reporting units. The fair values were determined using a combination of an income approach, using a DCF, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company valuation multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
For 2023, based on the valuations performed, the Company concluded that the estimated fair value of the 25/7 Media reporting unit further declined from the interim assessment performed. The decrease in the estimated fair value reflected the continued decline in market conditions and business outlook and contemplation of concurrent negotiations with the noncontrolling interest holders for the sale of the Company's remaining interest. As a result, the Company recognized an impairment charge of $19.8 million related to the 25/7 Media reporting unit, included in Impairment and other charges in the consolidated statement of income, within the International and Other operating segment. No impairment charges were required for any of the Company's other reporting units.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For 2022, based on the valuations performed, in response to current and expected trends across the international television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach, the fair value of the Company's AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $40.7 million related to the AMCNI reporting unit, included in Impairment and other charges in the consolidated statement of income. No impairment charges were required for any of the Company's other reporting units.
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
The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2023			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$618,778	$(421,968)	$196,810	6 to 25 years
Advertiser relationships	46,282	(42,806)	3,476	11 years
Trade names and other amortizable intangible assets	91,134	(42,762)	48,372	3 to 20 years
Total amortizable intangible assets	756,194	(507,536)	248,658
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$776,094	$(507,536)	$268,558

(In thousands)	December 31, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$634,000	$(373,240)	$260,760
Advertiser relationships	46,282	(34,443)	11,839
Trade names and other amortizable intangible assets	105,338	(43,161)	62,177
Total amortizable intangible assets	785,620	(450,844)	334,776
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$805,520	$(450,844)	$354,676
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2023, 2022 and 2021 was $40.5 million, $41.5 million and $39.1 million, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2024	$36,331
2025	35,364
2026	32,666
2027	27,935
2028	26,082

Impairment Test of Long-Lived Assets
During the fourth quarter of 2023, given continued market challenges and linear declines, the Company revised its outlook for its BBCA linear programming network, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA. The Company performed a recoverability test and determined that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $42.4 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the consolidated statement of income within the Domestic Operations operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically relating to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in Impairment and other charges in the consolidated statement of income within the International and Other operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
No impairment charges for long-lived assets were required in 2022 or 2021.
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
As of December 1, 2023, the Company performed a quantitative assessment for its indefinite-lived intangible assets. Based on the annual impairment test performed, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue relating to projected revenues covered by the trademarks.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Employee related costs	$93,866	$97,362
Participations and residuals	164,375	138,384
Interest	31,749	37,105
Restructuring and other related charges	12,149	107,998
Other accrued expenses	83,699	38,216
Total accrued liabilities	$385,838	$419,065

Note 11. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2023	December 31, 2022
Senior Secured Credit Facility:
Term Loan A Facility	$607,500	$641,250
Senior Notes:
5.00% Notes due April 2024	—	400,000
4.75% Notes due August 2025	774,729	800,000
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,382,229	2,841,250
Unamortized discount	(13,873)	(18,718)
Unamortized deferred financing costs	(6,607)	(10,079)
Long-term debt, net	2,361,749	2,812,453
Current portion of long-term debt	67,500	33,750
Noncurrent portion of long-term debt	$2,294,249	$2,778,703
During the year ended December 31, 2023, the Company repaid a total of $33.7 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement. Additionally, in December 2023, the Company redeemed the remaining $400 million principal amount of its 5.00% Notes due April 2024 at 100% of the principal amount plus accrued interest to the date of redemption and repurchased $25.3 million of outstanding 4.75% Notes due August 2025 through open market repurchases.
Senior Secured Credit Facility
On February 8, 2021, AMC Networks entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended, the "Credit Agreement"), among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the Initial Borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, as an L/C Issuer, and the lenders party thereto. Amendment No. 1 extended the maturity dates of the $675 million Term Loan A Facility and $500 million Revolving Facility (each as defined below) under the Credit Agreement to February 8, 2026, and made certain other amendments to the covenants and other provisions of the Credit Agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate ("SOFR"), (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income for the year ended December 31, 2023.
The Credit Agreement provides the Initial Borrowers with senior secured credit facilities consisting of (a) a $675 million Term Loan A (the "Term Loan A Facility") and (b) a $400 million revolving credit facility (the "Revolving Facility" and, together with the Term Loan A Facility, the "Credit Facility").
Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of the Initial Borrowers may be either (a) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a cash flow ratio) (the "Base Rate"), or (b) a SOFR rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a cash flow ratio) (the "SOFR Rate").
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
The Revolving Facility was not drawn upon at December 31, 2023 or December 31, 2022. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2023 and 2022.
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
The 4.75% Notes due 2025 may be redeemed, at AMC Networks' option, in whole or in part, at any time on or after August 1, 2021, at a redemption price equal to 102.375% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on August 1, 2023. In December 2023, the Company repurchased $25.3 million of its outstanding 4.75% Notes due 2025 through open market repurchases, at a discount, and retired the repurchased notes.
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
On February 26, 2021, the Company redeemed $600 million principal amount of its 5.00% Notes due 2024 and in December 2023, the Company redeemed the remaining $400 million principal amount of its 5.00% Notes due 2024.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2023 are as follows:

(In thousands)
Years Ending December 31,
2024	$67,500
2025	842,229
2026	472,500
2027	—
2028	—
Thereafter	1,000,000
$2,382,229

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022:

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2023:
Assets:
Foreign currency derivatives	$—	$8,277	$—	$8,277
Liabilities:
Foreign currency derivatives	—	2,295	—	2,295

At December 31, 2022:
Assets:
Cash equivalents	$80,000	$—	$—	$80,000
Foreign currency derivatives	—	536	—	536
Liabilities:
Foreign currency derivatives	—	8,965	—	8,965

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2023 or 2022, the Company does not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$602,551	$577,884
4.75% Notes due August 2025	771,013	745,677
4.25% Notes due February 2029	988,185	780,670
	$2,361,749	$2,104,231

(In thousands)	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$633,486	$615,600
5.00% Notes due April 2024	398,687	375,348
4.75% Notes due August 2025	794,171	607,000
4.25% Notes due February 2029	986,109	620,818
	$2,812,453	$2,218,766
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element and changes in their fair values are included in miscellaneous, net in the consolidated statement of income.
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2023	2022
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$378	$141
Foreign currency derivatives	Other assets	7,899	395
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,065	$3,663
Foreign currency derivatives	Current portion of program rights obligations	8	82
Foreign currency derivatives	Other liabilities	1,222	5,220

The amount of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2023	2022	2021
Foreign currency derivatives	Miscellaneous, net	$11,711	$(4,887)	$(2,678)

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2023	2022
Assets
Operating	Operating lease right-of-use assets	$71,163	$108,229
Finance	Property and equipment, net	9,884	10,982
Total lease assets		$81,047	$119,211
Liabilities
Current:
Operating	Current portion of lease obligations	$28,971	$32,207
Finance	Current portion of lease obligations	4,688	4,204
		33,659	36,411
Noncurrent:
Operating	Lease obligations	72,797	105,768
Finance	Lease obligations	14,443	19,031
		87,240	124,799

Total lease liabilities		$120,899	$161,210
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date.
The following table summarizes the lease costs included in the consolidated statement of income:

		December 31,
(In thousands)	Income Statement Location	2023	2022	2021
Operating lease costs	Selling, general and administrative expenses	$26,681	$27,186	$28,189
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	1,098	1,098	2,105
Interest on lease liabilities	Interest expense	1,714	1,894	2,346
Short term lease costs	Selling, general and administrative expenses	111	248	206
Variable lease costs	Selling, general and administrative expenses	2,315	1,468	854
Total net lease costs		$31,919	$31,894	$33,700

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2023:

(In thousands)	Operating Leases	Finance Leases	Total
2024	$33,721	$5,866	$39,587
2025	29,383	5,894	35,277
2026	28,223	2,087	30,310
2027	12,833	1,428	14,261
2028	3,290	1,428	4,718
Thereafter	4,357	5,712	10,069
Total lease payments	111,807	22,415	134,222
Less: Interest	10,039	3,284	13,323
Present value of lease liabilities	$101,768	$19,131	$120,899

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	3.8	4.6
Finance leases	6.0	6.6
Weighted average discount rate:
Operating leases	4.9%	4.6%
Finance leases	7.1%	7.5%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

	December 31,
(In thousands)	2023	2022	2021
Operating cash flows from operating leases	$37,121	$39,857	$40,000
Operating cash flows from finance leases	1,586	1,947	1,789
Financing cash flows from finance leases	4,222	3,576	3,800

Note 15. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Domestic	$239,061	$(52,458)	$292,364
Foreign	56,945	22,506	81,868
Total	$296,006	$(29,952)	$374,232

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal	$9,260	$(6,310)	$19,751
State	12,624	2,141	10,360
Foreign	23,517	18,933	25,990
	45,401	14,764	56,101
Deferred expense (benefit):
Federal	46,831	(43,707)	24,923
State	1,034	(3,633)	2,715
Foreign	1,871	(3,349)	6,372
	49,736	(50,689)	34,010
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(531)	(5,055)	4,282
Income tax expense (benefit)	$94,606	$(40,980)	$94,393

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit (a)	4	20	3
Effect of foreign operations (b)	1	(11)	(1)
Non-deductible compensation expenses (c)	2	(35)	2
Excess tax deficiencies related to share-based compensation	1	(5)	(1)
Changes in the valuation allowance (d)	3	(109)	3
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	—	16	1
Deferral of investment tax credit benefit	—	4	(1)
Deemed liquidation - controlled foreign corporation (a)	—	235	—
Other	—	1	(2)
Effective income tax rate	32%	137%	25%
(a)    In the year ended December 31, 2022, the deemed liquidation – controlled foreign corporation is a result of a capital loss sustained related to a change in the entity classification of a wholly owned controlled foreign corporation. This also impacts state and local income taxes.
(b)    In the years ended December 31, 2023, 2022 and 2021, the effect of foreign operations relates to the income tax benefit or expense as a result of certain entities operating in foreign jurisdictions.
(c)    In the year ended December 31, 2022, the increase in nondeductible compensation expense is primarily due to contractual severance as a result of employee separations.
(d)    In the year ended December 31, 2023, the increase in valuation allowance relates primarily to the generation of excess foreign tax credits. In the year ended December 31, 2022, the increase in valuation allowance relates primarily to the generation of excess capital losses and foreign tax credits. In the year ended December 31, 2021, the increase in valuation allowance relates primarily to the generation of excess foreign tax credits and a reduction in the expected utilization of interest expense carryforwards as a result of a tax assessment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2023 and 2022 are as follows:

(In thousands)	December 31,
	2023	2022
Deferred Tax Asset (Liability)
NOLs and tax credit carry-forwards	$100,137	$101,793
Compensation and benefit plans	19,974	24,451
Allowance for doubtful accounts	1,486	1,280
Fixed assets and intangible assets	31,816	35,678
Accrued interest expense	20,985	30,346
Unused capital losses	22,396	60,226
Other liabilities	24,769	21,618
Deferred tax asset	221,563	275,392
Valuation allowance	(135,742)	(132,164)
Net deferred tax asset	85,821	143,228
Prepaid liabilities	(639)	(570)
Fixed assets and intangible assets	(85,282)	(89,671)
Investments in partnerships	(124,164)	(128,434)
Other assets	(24,663)	(23,577)
Deferred tax liability	(234,748)	(242,252)
Total net deferred tax liability	$(148,927)	$(99,024)

At December 31, 2023, the Company had investment tax credit carry-forwards of approximately $80.0 million, expiring on various dates from 2032 through 2038 and foreign tax credit carryforwards of approximately $46.2 million, expiring on various dates from 2024 through 2033. The investment tax credits have been reduced by a valuation allowance of approximately $19.2 million and the foreign tax credit carryforwards have been reduced by a valuation allowance of $46.2 million as it is more likely than not that these carry forwards will not be realized. The Company had net operating loss carry forwards of approximately $328.7 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJ Entertainment and Sentai Holdings of approximately $75.8 million and $3.8 million, respectively, as well as net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforward of approximately $20.0 million has expiration dates ranging from 2024 through 2043 (some are indefinite) and has been reduced by a valuation allowance of approximately $10.4 million, including $7.7 million that was recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carry-forward periods range from 5 years to unlimited, the related deferred tax assets of approximately $34.8 million for these carry-forwards have been reduced by a valuation allowance of approximately $34.7 million as it is more likely than not that these carry-forwards will not be realized. The deferred tax asset related to unused capital losses and other related losses has been reduced by a valuation allowance of approximately $25.2 million as it is more likely than not that these losses will not be realized. The remainder of the valuation allowance at December 31, 2023 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
For the year ended December 31, 2023, $0.4 million relating to amortization of tax deductible second component goodwill was realized as a reduction in tax liability (as determined on a 'with-and-without' approach).
At December 31, 2023, the liability for uncertain tax positions was $5.7 million, excluding accrued interest of $1.8 million and deferred tax assets of $1.6 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2022	$6,650
Increases related to current year tax positions	692
Increases related to prior year tax positions	91
Decreases related to prior year tax positions	(243)
Decreases due to settlements/payments	(1,158)
Decreases due to lapse of statute of limitations	(349)
Balance at December 31, 2023	$5,683
Interest benefit (net of the related deferred tax) of $0.2 million was recognized during the year ended December 31, 2023 and is included in income tax expense in the consolidated statement of income. At December 31, 2023 and 2022, the liability for uncertain tax positions and accrued interest are included in accrued liabilities and other liabilities in the consolidated balance sheets.
As of December 31, 2023, approximately $244.9 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $570.6 million as of December 31, 2023 includes approximately $141.9 million held by foreign subsidiaries. Of this amount, approximately $20.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
The Company is currently being audited by the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2015 and forward.

Note 16. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$873,599	$307,488	$169,413	$69,507	$327,191
(1)Purchase obligations consist primarily of program rights obligations, and transmission and marketing commitments.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023 and a final decision is not expected until later in 2024. While the ultimate outcome of this litigation is uncertain, we expect that the ultimate outcome is unlikely to have a material impact on the Company’s financial condition or results of operations.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. The motion has been fully briefed and awaiting decision. The court has scheduled a trial date of September 17, 2024. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to actions and claims arising from alleged violations of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to certain putative class actions currently pending, the Company is facing a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all allege that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services, including AMC+ and Shudder, violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement with multiple plaintiffs relating to their pending class actions alleging violations of the VPPA and analogous state laws. On January 10, 2024, the class action settlement was preliminarily approved by the United States District Court for the Southern District of New York. The Company has also reached settlements, or settlements in principle, to resolve the arbitration claims. All of the settlements reached by the Company in connection with these matters are expected to be reimbursed by the Company’s insurance carriers.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet.
The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2020	$315,649
Net earnings	17,230
Distributions	(22,430)
Distribution related to spin-off transaction	(8,233)
Transfer to noncontrolling interest	(18,367)
December 31, 2021	283,849
Net losses	(3,274)
Distributions	(27,435)
Other	529
December 31, 2022	253,669
Net losses	(1,779)
Distributions	(66,593)
December 31, 2023	$185,297
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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2023, there are 6,659,834 share awards available for future grant under the 2016 Employee Stock Plan.
 On June 11, 2020, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 665,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2023, there are 56,191 shares available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units for the years ended December 31, 2023 and 2022:

	Number of Restricted Stock Units	Number of Performance Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2021	1,189,665	626,284	$52.97
Granted	920,372	38,264	$36.03
Released/Vested	(857,044)	(624,401)	$49.74
Canceled/Forfeited	(221,269)	(3,162)	$46.15
Unvested award balance, December 31, 2022	1,031,724	36,985	$44.22
Granted	2,168,067	—	$17.94
Released/Vested	(518,878)	(36,985)	$42.14
Canceled/Forfeited	(267,866)	—	$25.63
Unvested award balance, December 31, 2023	2,413,047	—	$23.15
All restricted stock units granted during the periods presented vest ratably over a three year period.
The target number of Performance Restricted Stock Units ("PRSUs") granted represents the right to receive a corresponding number of shares, subject to adjustment based on the performance of the Company against target performance criteria for a three year period. The number of shares issuable at the end of the applicable measurement period ranges from 0% to 200% of the target PRSU award.
The following table summarizes activity relating to Non-employee Directors who held AMC Networks restricted stock units for the years ended December 31, 2023 and 2022:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2021	262,655	$51.19
Granted	47,398	$28.10
Vested award balance, December 31, 2022	310,053	$47.55
Granted	135,798	$11.49
Released/Vested	(52,750)	$48.38
Vested award balance, December 31, 2023	393,101	$35.20
Share-based Compensation Expenses
The Company recorded share-based compensation expenses of $25.9 million (including $0.2 million recorded as part of Restructuring and other related charges), $37.7 million (including $7.7 million recorded as part of Restructuring and other related charges) and $47.9 million, reduced for forfeitures, for the years ended December 31, 2023, 2022 and 2021, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expenses are recognized in the consolidated statements of income as part of selling, general and administrative expenses. As of December 31, 2023, there was $30.3 million of total unrecognized share-based

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 2.1 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies/(benefits) of $2.6 million, $1.4 million and $(4.6) million were recorded for the years ended December 31, 2023, 2022 and 2021, respectively.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2023, 2022 and 2021, the Company granted long-term incentive cash awards.
Long-term incentive compensation plan expense is recognized in the consolidated statements of income as part of selling, general and administrative expenses. The Company recorded long-term incentive compensation expense of $11.5 million, $8.0 million and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Total expense related to all benefit plans was $6.7 million, $4.3 million and $11.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not provide postretirement benefits for any of its employees.

Note 20. Related Party Transactions
On June 30, 2011, Cablevision spun off the Company (the "Distribution") and the Company became an independent public company. At the time of the Distribution, both Cablevision and AMC Networks were controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the "Dolan Family").
Members of the Dolan Family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 79% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan Family are also the controlling stockholders of Sphere Entertainment Co. ("Sphere Entertainment"), Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"). The Company provides services to and receives services from Sphere Entertainment, MSGS and MSGE.
From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Non-Executive Chairman and a director of the Company, and his spouse, Kristin A. Dolan, the Chief Executive Officer of the Company and founder of 605, LLC, previously owned 100% of 605, LLC. Kristin A. Dolan also served as the Non-Executive Chairman of 605, LLC from February 2023 until September 2023, and served as its Chief Executive Officer from its inception in 2016 until February 2023. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries pursuant to a Master Services Agreement dated February 8, 2019 (the “Master Services Agreement"). On September 13, 2023, 605, LLC

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, from and after September 13, 2023, 605, LLC is no longer considered to be a related party.
On August 1, 2022, the Audit Committee authorized the Company to enter into a Statement of Work for Strategic Analytic Services (the “Statement of Work”) with 605, LLC under the Master Services Agreement. Under the Statement of Work, 605, LLC was engaged in a strategic, research, market, business and financial assessment of the Company and its business, partnering with the Company’s management team. The term of the Statement of Work ran from August 1, 2022 to June 30, 2023. The fees paid to 605, LLC by the Company for these services were $10.5 million.
Revenues, net
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $5.2 million, $5.1 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $7.9 million, $8.0 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
AMC Networks has an arrangement with the Dolan Family Office, LLC ("DFO") for the sharing of certain expenses associated with executive office space which are available to Charles F. Dolan (the Chairman Emeritus and a director of the Company and a director of Sphere Entertainment, MSGS and MSGE), James L. Dolan (the Company's Chairman, a director of the Company and a director of Sphere Entertainment, MSGS and MSGE), and the DFO which is controlled by Charles F. Dolan. The Company's share of initial set-up costs and office expenses was not material.

Note 21. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Non-Cash Investing and Financing Activities:
Operating lease additions	$7,647	$11,885	$28,522
Capital expenditures incurred but not yet paid	974	8,298	8,826
Supplemental Data:
Cash interest paid	149,535	125,060	114,528
Income taxes paid, net	63,020	50,490	59,850

Note 22. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

(In thousands)	Year Ended December 31,
	2023	2022
Beginning Balance	$(239,798)	$(175,818)
Net current-period currency translation adjustment, before income taxes	7,042	(63,982)
Income tax (expense) benefit	(75)	2
Net current-period currency translation adjustment, net of income taxes	6,967	(63,980)
Ending Balance	$(232,831)	$(239,798)

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

(In thousands)	Year Ended December 31, 2023
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,340,207	$220,854	$—	$1,561,061
Content licensing and other	342,557	101,799	(9,186)	435,170
Distribution and other	1,682,764	322,653	(9,186)	1,996,231
Advertising	633,823	81,823	—	715,646
Consolidated revenues, net	$2,316,587	$404,476	$(9,186)	$2,711,877
Operating income (loss)	$583,542	$(9,624)	$(185,506)	$388,412
Share-based compensation expenses	13,765	3,388	8,512	25,665
Depreciation and amortization	46,494	18,127	42,781	107,402
Impairment and other charges	51,966	44,723	—	96,689
Restructuring and other related charges	3,350	3,934	20,503	27,787
Cloud computing amortization	21	—	10,522	10,543
Majority-owned equity investees AOI	13,606	—	—	13,606
Adjusted operating income	$712,744	$60,548	$(103,188)	$670,104
Capital expenditures	$2,535	$4,298	$28,374	$35,207

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2022
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,395,026	$223,515	$—	$1,618,541
Content licensing and other	491,870	135,406	(21,122)	606,154
Distribution and other	1,886,896	358,921	(21,122)	2,224,695
Advertising	788,246	83,604	—	871,850
Consolidated revenues, net	$2,675,142	$442,525	$(21,122)	$3,096,545
Operating income (loss)	$286,517	$3,031	$(202,632)	$86,916
Share-based compensation expenses	12,815	3,900	13,271	29,986
Depreciation and amortization	49,588	18,487	39,152	107,227
Impairment and other charges	—	40,717	—	40,717
Restructuring and other related charges	423,205	2,854	22,907	448,966
Cloud computing amortization	23	—	7,319	7,342
Majority-owned equity investees AOI	17,248	—	—	17,248
Adjusted operating income	$789,396	$68,989	$(119,983)	$738,402
Capital expenditures	$4,572	$6,039	$33,661	$44,272

(In thousands)	Year Ended December 31, 2021
	Domestic Operations	International and Other	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,318,732	$249,844	$—	$1,568,576
Content licensing and other	416,898	155,805	(14,325)	558,378
Distribution and other	1,735,630	405,649	(14,325)	2,126,954
Advertising	844,986	105,668	—	950,654
Consolidated revenues, net	$2,580,616	$511,317	$(14,325)	$3,077,608
Operating income (loss)	$617,875	$37,167	$(165,120)	$489,922
Share-based compensation expenses	22,077	3,627	22,221	47,925
Depreciation and amortization	48,025	19,807	26,049	93,881
Impairment and other charges	143,000	16,610	—	159,610
Restructuring and other related charges	2,516	6,083	1,779	10,378
Cloud computing amortization	—	—	2,406	2,406
Majority-owned equity investees AOI	11,948	—	—	11,948
Adjusted operating income	$845,441	$83,294	$(112,665)	$816,070
Capital expenditures	$9,635	$6,009	$26,928	$42,572
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of approximately $565.6 million, $501.9 million and $370.8 million for the years ended December 31, 2023, 2022 and 2021 respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International and Other segments.

(In thousands)	Years Ended December 31,
	2023	2022	2021
Inter-segment revenues
Domestic Operations	$(8,786)	$(17,643)	$(10,584)
International and Other	(400)	(3,479)	(3,741)
	$(9,186)	$(21,122)	$(14,325)
One customer within the Domestic Operations segment accounted for approximately 13% and 10% of consolidated revenues, net for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2021, no customer accounted for more than 10% of consolidated revenues, net.
The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Revenue
United States	$2,210,253	$2,574,504	$2,462,210
Europe	329,093	354,492	432,682
Other	172,531	167,549	182,716
	$2,711,877	$3,096,545	$3,077,608
The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2023	2022
Property and equipment, net
United States	$146,314	$187,833
Europe	11,850	12,520
Other	1,073	1,681
	$159,237	$202,034

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$8,725	$2,503	$(1,740)	$9,488
Year Ended December 31, 2022
Allowance for doubtful accounts	$8,030	$2,202	$(1,507)	$8,725
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,234	$5,337	$(8,541)	$8,030

S-1