Form 10-Q
period 2024-03-31
AMC Networks Inc.
filed 2024-05-10
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 3, 2024:

Class A Common Stock par value $0.01 per share	32,558,862
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$690,522	$570,576
Accounts receivable, trade (less allowance for doubtful accounts of $9,627 and $9,488)	629,073	664,396
Current portion of program rights, net	13,881	7,880
Prepaid expenses and other current assets	316,925	380,518
Total current assets	1,650,401	1,623,370
Property and equipment, net of accumulated depreciation of $418,046 and $403,708	147,972	159,237
Program rights, net	1,753,270	1,802,653
Intangible assets, net	258,913	268,558
Goodwill	622,190	626,496
Deferred tax assets, net	11,748	11,456
Operating lease right-of-use assets	68,786	71,163
Other assets	398,276	406,854
Total assets	$4,911,556	$4,969,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$90,594	$89,469
Accrued liabilities	351,280	385,838
Current portion of program rights obligations	286,870	301,221
Deferred revenue	61,252	65,736
Current portion of long-term debt	67,500	67,500
Current portion of lease obligations	32,773	33,659
Total current liabilities	890,269	943,423
Program rights obligations	133,119	150,943
Long-term debt, net	2,279,086	2,294,249
Lease obligations	82,269	87,240
Deferred tax liabilities, net	156,858	160,383
Other liabilities	65,680	74,306
Total liabilities	3,607,281	3,710,544
Commitments and contingencies
Redeemable noncontrolling interests	197,370	185,297
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,730 and 66,670 shares issued and 32,559 and 32,077 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	369,877	378,877
Accumulated earnings	2,365,524	2,321,105
Treasury stock, at cost (34,172 and 34,593 shares Class A Common Stock, respectively)	(1,410,105)	(1,419,882)
Accumulated other comprehensive loss	(245,803)	(232,831)
Total AMC Networks stockholders' equity	1,080,275	1,048,051
Non-redeemable noncontrolling interests	26,630	25,895
Total stockholders' equity	1,106,905	1,073,946
Total liabilities and stockholders' equity	$4,911,556	$4,969,787
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$596,461	$717,447
Operating expenses:
Technical and operating (excluding depreciation and amortization)	271,576	326,729
Selling, general and administrative	188,881	185,606
Depreciation and amortization	25,826	25,875
Restructuring and other related charges	—	5,933
Total operating expenses	486,283	544,143
Operating income	110,178	173,304
Other income (expense):
Interest expense	(32,841)	(37,617)
Interest income	8,885	7,916
Miscellaneous, net	(5,190)	4,589
Total other expense	(29,146)	(25,112)
Income from operations before income taxes	81,032	148,192
Income tax expense	(23,649)	(36,899)
Net income including noncontrolling interests	57,383	111,293
Net income attributable to noncontrolling interests	(11,580)	(7,683)
Net income attributable to AMC Networks' stockholders	$45,803	$103,610

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.04	$2.37
Diluted	$1.03	$2.36

Weighted average common shares:
Basic	44,068	43,628
Diluted	44,600	43,837
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income including noncontrolling interests	$57,383	$111,293
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,297)	11,818
Comprehensive income	44,086	123,111
Comprehensive income attributable to noncontrolling interests	(11,255)	(8,173)
Comprehensive income attributable to AMC Networks' stockholders	$32,831	$114,938
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	45,803	—	—	45,803	—	45,803
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,060	1,060
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,721)	—	—	—	(2,721)	—	(2,721)
Other comprehensive loss	—	—	—	—	—	(12,972)	(12,972)	(325)	(13,297)
Share-based compensation expenses	—	—	6,075	—	—	—	6,075	—	6,075
Common stock issued under employee stock plans	—	—	(8,393)	(1,384)	9,777	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(3,961)	—	—	—	(3,961)	—	(3,961)
Balance, March 31, 2024	$667	$115	$369,877	$2,365,524	$(1,410,105)	$(245,803)	$1,080,275	$26,630	$1,106,905

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	103,610	—	—	103,610	—	103,610
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,413	1,413
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive income	—	—	—	—	—	11,328	11,328	490	11,818
Share-based compensation expenses	—	—	5,882	—	—	—	5,882	—	5,882
Tax withholding associated with shares issued under employee stock plans	4	—	(6,016)	—	—	—	(6,012)	—	(6,012)
Balance, March 31, 2023	$665	$115	$360,117	$2,209,251	$(1,419,882)	$(228,470)	$921,796	$47,246	$969,042

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$57,383	$111,293
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,826	25,875
Share-based compensation expenses related to equity classified awards	6,075	5,645
Amortization and write-off of program rights	202,552	187,073
Amortization of deferred carriage fees	4,920	5,100
Unrealized foreign currency transaction loss	2,504	1,626
Amortization of deferred financing costs and discounts on indebtedness	1,750	1,938
Deferred income taxes	(4,011)	(6,269)
Other, net	(2,230)	103
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	30,704	15,893
Prepaid expenses and other assets	63,606	76,032
Program rights and obligations, net	(193,006)	(370,304)
Deferred revenue	(4,575)	(64,702)
Accounts payable, accrued liabilities and other liabilities	(40,629)	(121,822)
Net cash provided by (used in) operating activities	150,869	(132,519)
Cash flows from investing activities:
Capital expenditures	(6,720)	(11,498)
Proceeds from sale of investments	—	4,493
Other investing activities, net	3,936	—
Net cash used in investing activities	(2,784)	(7,005)
Cash flows from financing activities:
Principal payments on long-term debt	(16,875)	(8,438)
Deemed repurchases of restricted stock units	(3,961)	(6,012)
Principal payments on finance lease obligations	(1,129)	(1,015)
Distributions to noncontrolling interests	(1,168)	(11,502)
Purchase of noncontrolling interests	—	(1,343)
Net cash used in financing activities	(23,133)	(28,310)
Net increase (decrease) in cash and cash equivalents from operations	124,952	(167,834)
Effect of exchange rate changes on cash and cash equivalents	(5,006)	1,764
Cash and cash equivalents at beginning of period	570,576	930,002
Cash and cash equivalents at end of period	$690,522	$763,932

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our five national programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels distributed around the world.
In 2024, the Company updated the name of its previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update does not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report includes the results of the 25/7 Media business through the date of divestiture.
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
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in the Company's Annual Report on Form 10-K (our "2023 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2024.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company will incorporate the required disclosure updates for the 2025 annual financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company will incorporate the required disclosure updates for the 2024 annual financial statements.

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2024, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2024	December 31, 2023
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$719,746	$750,390
Contract assets, short-term (included in Prepaid expenses and other current assets)	2,364	2,364
Contract liabilities, short-term (Deferred revenue)	61,252	65,736
Revenue recognized for the three months ended March 31, 2024 and 2023 relating to the contract liabilities at December 31, 2023 and 2022 was $24.7 million and $82.6 million, respectively.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of March 31, 2024, the Company had not yet sold any customer receivables under this agreement.

Note 3. Net Income per Share
The following is a reconciliation between basic and diluted weighted average common shares outstanding:

(In thousands)	Three Months Ended March 31,
	2024	2023
Basic weighted average common shares outstanding	44,068	43,628
Effect of dilution:
Restricted stock units	532	209
Diluted weighted average common shares outstanding	44,600	43,837
As of March 31, 2024 and March 31, 2023, 0.2 million and 0.8 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
There were no restructuring and other related charges for the three months ended March 31, 2024.
Restructuring and other related charges were $5.9 million for the three months ended March 31, 2023, consisting primarily of severance and other personnel costs related to a restructuring plan (the "Plan") that commenced on November 28, 2022. The Plan was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended March 31,
2023
Domestic Operations	$818
International	1,385
Corporate / Inter-segment eliminations	3,730
Total restructuring and other related charges	$5,933

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2023	$8,726	$5,008	$13,734
Cash payments	(3,488)	(1,333)	(4,821)
Other	(882)	(128)	(1,010)
Balance at March 31, 2024	$4,356	$3,547	$7,903
Accrued restructuring and other related costs of $7.9 million are included in Accrued liabilities in the condensed consolidated balance sheet at March 31, 2024. Accrued restructuring and other related costs of $12.1 million and $1.6 million are included in Accrued liabilities and Other liabilities, respectively, in the condensed consolidated balance sheet at December 31, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$114,384	$587,345	$701,729
In-production and in-development	—	246,276	246,276
Total owned original program rights, net	$114,384	$833,621	$948,005

Licensed program rights, net:
Licensed film and acquired series	$732	$572,597	$573,329
Licensed originals	—	162,587	162,587
Advances and other production costs	—	83,230	83,230
Total licensed program rights, net	732	818,414	819,146
Program rights, net	$115,116	$1,652,035	$1,767,151

Current portion of program rights, net			$13,881
Program rights, net (long-term)			1,753,270
			$1,767,151

	December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$139,363	$532,839	$672,202
In-production and in-development	—	284,455	284,455
Total owned original program rights, net	$139,363	$817,294	$956,657

Licensed program rights, net:
Licensed film and acquired series	$973	$599,607	$600,580
Licensed originals	1,555	169,489	171,044
Advances and other production costs	—	82,252	82,252
Total licensed program rights, net	2,528	851,348	853,876
Program rights, net	$141,891	$1,668,642	$1,810,533

Current portion of program rights, net			$7,880
Program rights, net (long-term)			1,802,653
			$1,810,533

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization, including write-offs, of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended March 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$24,852	$60,106	$84,958
Licensed program rights	1,631	115,963	117,594
Program rights amortization	$26,483	$176,069	$202,552

	Three Months Ended March 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$21,303	$44,936	$66,239
Licensed program rights	1,664	119,170	120,834
Program rights amortization	$22,967	$164,106	$187,073
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three months ended March 31, 2024 or 2023.
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend as of March 31, 2024 consisted of $235.9 million recorded in Prepaid expenses and other current assets and $45.9 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2023 consisted of $230.3 million recorded in Prepaid expenses and other current assets and $49.9 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $83.6 million and $83.1 million at March 31, 2024 and December 31, 2023, respectively.
Non-marketable Equity Securities
Investments in non-marketable equity securities were $42.6 million and $41.6 million at March 31, 2024 and December 31, 2023, respectively. No gains or losses were recorded on non-marketable equity securities for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized an impairment charge of $1.2 million on an investment, which is included in Miscellaneous, net in the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2023	$348,732	$277,764	$626,496
Foreign currency translation	—	(4,306)	(4,306)
March 31, 2024	$348,732	$273,458	$622,190
As of March 31, 2024 and December 31, 2023, accumulated impairment charges in the International segment totaled $185.5 million.

The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2024
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$615,455	$(426,361)	$189,094	6 to 25 years
Advertiser relationships	46,282	(43,280)	3,002	11 years
Trade names and other amortizable intangible assets	90,474	(43,557)	46,917	3 to 20 years
Total amortizable intangible assets	752,211	(513,198)	239,013
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$772,111	$(513,198)	$258,913

(In thousands)	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$618,778	$(421,968)	$196,810
Advertiser relationships	46,282	(42,806)	3,476
Trade names and other amortizable intangible assets	91,134	(42,762)	48,372
Total amortizable intangible assets	756,194	(507,536)	248,658
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$776,094	$(507,536)	$268,558

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2024 and 2023 was $8.6 million and $10.4 million, respectively. Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2024	$36,332
2025	35,061
2026	32,539
2027	27,835
2028	25,695

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Employee related costs	$92,063	$93,866
Participations and residuals	165,784	164,375
Interest	12,027	31,749
Restructuring and other related charges	7,903	12,149
Other accrued expenses	73,503	83,699
Total accrued liabilities	$351,280	$385,838

Note 9. Long-term Debt
The following table summarizes the Company's long-term debt included in the condensed consolidated balance sheet as follows:

(In thousands)	March 31, 2024	December 31, 2023
Senior Secured Credit Facility: (a)
Term Loan A Facility	$590,625	$607,500
Senior Notes:
4.75% Notes due August 2025	774,729	774,729
4.25% Notes due February 2029	1,000,000	1,000,000
Total long-term debt	2,365,354	2,382,229
Unamortized discount	(12,875)	(13,873)
Unamortized deferred financing costs	(5,893)	(6,607)
Long-term debt, net	2,346,586	2,361,749
Current portion of long-term debt	67,500	67,500
Noncurrent portion of long-term debt	$2,279,086	$2,294,249
(a)The Company's revolving credit facility remained undrawn at March 31, 2024. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the three months ended March 31, 2024, the Company repaid a total of $16.9 million of the principal amount of the Term Loan A Facility in accordance with the terms of the agreement.
Amendment to Credit Agreement
On April 9, 2024, AMC Networks entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the “Credit Agreement”), among AMC Networks and its subsidiary, AMC Network Entertainment LLC (“AMC Network Entertainment”), as the initial borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer.
In connection with Amendment No. 3, AMC Networks made a partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Senior Secured Notes Offering
On April 9, 2024, AMC Networks issued $875 million aggregate principal amount of 10.25% Senior Secured Notes due January 15, 2029 (the “Secured Notes”). AMC Networks received net proceeds of $863 million, after deducting underwriting discounts. The Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement (the "Guarantors").
The Secured Notes were issued pursuant to an Indenture, dated as of April 9, 2024 (the “Indenture”), among AMC Networks, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee.
The Secured Notes accrue interest at a rate of 10.25% per annum and mature on January 15, 2029. Interest is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2024. The Secured Notes are AMC Networks’ general senior secured obligations, secured on a first-priority basis by substantially all of AMC Networks’ and the Guarantors’ assets and property, subject to certain liens permitted under the Indenture, and rank equally with all of AMC Networks’ existing and future senior indebtedness, senior in right of payment to AMC Networks’ future subordinated indebtedness and effectively senior to any of AMC Networks’ existing and future unsecured indebtedness or indebtedness that is secured by a lien ranking junior to the lien securing the Notes, in each case, to the extent of the value of the collateral.
On or after January 15, 2026, AMC Networks may redeem the Secured Notes, at its option, in whole or in part, at any time and from time to time, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the twelve month period beginning on January 15 of the years indicated below:

Year	Percentage
2026	105.125%
2027	102.563%
2028 and thereafter	100.000%
In addition to the optional redemption of the Secured Notes described above, at any time prior to January 15, 2026, AMC Networks may redeem up to 40% of the aggregate principal amount of the Secured Notes at a redemption price equal to 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, using the net proceeds of certain equity offerings. At any time prior to January 15, 2026, AMC Networks may also redeem up to 10% of the aggregate principal amount of the Secured Notes during any twelve month period at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Finally, at any time prior to January 15, 2026, AMC Networks may redeem the Secured Notes, at its option in whole or in part, at any time, at a redemption price equal to 100% of the principal amount thereof to be redeemed plus the “Applicable Premium” calculated as described in the Indenture at the Treasury rate + 50 basis points, and accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

Tender Offer and Redemption of Senior Notes due August 2025
On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$68,786	$71,163
Finance	Property and equipment, net	9,609	9,884
Total lease assets		$78,395	$81,047
Liabilities
Current:
Operating	Current portion of lease obligations	$28,004	$28,971
Finance	Current portion of lease obligations	4,769	4,688
		$32,773	$33,659
Noncurrent:
Operating	Lease obligations	$69,105	$72,797
Finance	Lease obligations	13,164	14,443
		$82,269	$87,240

Total lease liabilities		$115,042	$120,899

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2024:
Assets
Cash equivalents	$61,894	$—	$—	$61,894
Foreign currency derivatives	—	4,198	—	4,198
Liabilities
Foreign currency derivatives	—	3,221	—	3,221

At December 31, 2023:
Assets
Foreign currency derivatives	$—	$8,277	$—	$8,277
Liabilities
Foreign currency derivatives	—	2,295	—	2,295
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
At March 31, 2024 and December 31, 2023, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$586,259	$574,383
4.75% Notes due August 2025	771,617	770,855
4.25% Notes due February 2029	988,710	707,500
	$2,346,586	$2,052,738

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term loan A facility	$602,551	$577,884
4.75% Notes due August 2025	771,013	745,677
4.25% Notes due February 2029	988,185	780,670
	$2,361,749	$2,104,231
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$689	$378
Foreign currency derivatives	Other assets	3,509	7,899
Liabilities:
Foreign currency derivatives	Accrued liabilities	$989	$1,065
Foreign currency derivatives	Current portion of program rights obligations	—	8
Foreign currency derivatives	Other liabilities	2,232	1,222

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2024	2023
Foreign currency derivatives	Miscellaneous, net	$(5,030)	$4,905

Note 13. Income Taxes
For the three months ended March 31, 2024, income tax expense was $23.6 million, representing an effective rate of 29%, as compared to the federal statutory rate of 21%. The effective rate differs from the federal statutory rate due primarily to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign taxes.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
For the three months ended March 31, 2023, income tax expense was $36.9 million, representing an effective rate of 25%, as compared to the federal statutory rate of 21%. The effective rate differs from the federal statutory rate due primarily to state and local income tax expense and tax expense for shortfalls related to share-based compensation.
At March 31, 2024, the Company had foreign tax credit carry forwards of approximately $50.3 million, expiring on various dates from 2024 through 2034. These carryforwards have been reduced to zero by a valuation allowance of $50.3 million as it is more likely than not that these carry forwards will not be realized.
As of March 31, 2024, the Company's consolidated cash and cash equivalents balance of $690.5 million included approximately $132.1 million held by foreign subsidiaries. Of this amount, approximately $20.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in the first quarter of 2024 and as of March 31, 2024, the Pillar Two minimum tax requirement is not expected to have a material impact upon the Company's full year results of operations or financial position.

Note 14. Commitments and Contingencies
Commitments
As of March 31, 2024, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $6.9 million, as compared to December 31, 2023, to $880.5 million. The increase was primarily driven by additional program rights commitments, partially offset by payments for program rights.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023. On March 12, 2024, the arbitral panel issued a decision awarding the Plaintiffs the sum of approximately $7.8 million. The arbitral panel's decision did not have a material impact on the Company's financial condition or results of operations.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. On March 25, 2024, the Court issued a ruling denying the Company’s motion to dismiss and the matter is proceeding to discovery. The trial for this matter, previously scheduled for September 17, 2024, has been rescheduled to May 6, 2025. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company is party to actions and claims arising from alleged violations of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to certain putative class actions currently pending, the Company is facing a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all allege that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services, including AMC+ and Shudder, violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement with multiple plaintiffs relating to their pending class actions alleging violations of the VPPA and analogous state laws. On January 10, 2024, the class action settlement was preliminarily approved by the United States District Court for the Southern District of New York. The Company has also reached settlements to resolve the arbitration claims. All of the settlements reached by the Company in connection with these matters are expected to be reimbursed by the Company’s insurance carriers.
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

Note 15. Equity Plans
During the first quarter of 2024, AMC Networks granted 2,016,192 restricted stock units ("RSUs") to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended March 31, 2024, 813,111 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 331,383 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 481,728 shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the three months ended March 31, 2024 had an aggregate value of $4.0 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2024.
The Company recorded share-based compensation expenses of $6.1 million and $5.9 million (including $0.3 million recorded as part of Restructuring and other related charges) for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income as part of Selling, general and administrative expenses.
As of March 31, 2024, there was $41.9 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.4 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 16. Redeemable Noncontrolling Interests
In connection with the Company's previous acquisitions of New Video Channel America L.L.C (owner of the cable channel BBC America) and RLJ Entertainment, the terms of the acquisition agreements provide the noncontrolling members with a right to put all of their noncontrolling interest to subsidiaries of the Company at a future time. Since the exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as a redeemable noncontrolling interest outside of stockholders' equity on the Company's condensed consolidated balance sheet.
The following tables summarize activity related to redeemable noncontrolling interest for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31, 2024
December 31, 2023	$185,297
Net earnings	10,520
Distributions	(1,168)
Adjustment to redemption fair value	2,721
March 31, 2024	$197,370

(In thousands)	Three Months Ended March 31, 2023
December 31, 2022	$253,669
Net earnings	6,270
Distributions	(10,020)
March 31, 2023	$249,919

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.4 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Three Months Ended March 31,
	2024	2023
Non-Cash Investing and Financing Activities:
Operating lease additions	$2,971	$—
Capital expenditures incurred but not yet paid	660	5,606
Supplemental Data:
Cash interest paid	50,801	50,791
Income tax (refunds) payments, net	(27,738)	6,507

Note 19. Segment Information
The Company classifies its operations into two operating segments: Domestic Operations and International. These operating segments represent strategic business units that are managed separately.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In 2024, the Company updated the name of its previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update does not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report includes the results of the 25/7 Media business through the date of divestiture.
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

(In thousands)	Three Months Ended March 31, 2024
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$322,558	$50,849	$—	$373,407
Content licensing and other	61,814	3,232	(3,370)	61,676
Distribution and other	384,372	54,081	(3,370)	435,083
Advertising	139,854	21,524	—	161,378
Consolidated revenues, net	$524,226	$75,605	$(3,370)	$596,461
Operating income (loss)	$142,017	$8,609	$(40,448)	$110,178
Share-based compensation expenses	3,230	766	2,079	6,075
Depreciation and amortization	10,027	4,025	11,774	25,826
Cloud computing amortization	3,548	—	—	3,548
Majority-owned equity investees AOI	3,497	—	—	3,497
Adjusted operating income (loss)	$162,319	$13,400	$(26,595)	$149,124

(In thousands)	Three Months Ended March 31, 2023
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$347,530	$56,690	$—	$404,220
Content licensing and other	103,263	32,860	(2,479)	133,644
Distribution and other	450,793	89,550	(2,479)	537,864
Advertising	161,061	18,522	—	179,583
Consolidated revenues, net	$611,854	$108,072	$(2,479)	$717,447
Operating income (loss)	$199,488	$14,142	$(40,326)	$173,304
Share-based compensation expenses	4,447	839	359	5,645
Depreciation and amortization	11,854	4,771	9,250	25,875
Restructuring and other related charges	818	1,385	3,730	5,933
Cloud computing amortization	5	—	2,225	2,230
Majority-owned equity investees AOI	2,776	—	—	2,776
Adjusted operating income (loss)	$219,388	$21,137	$(24,762)	$215,763

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $145.1 million and $140.9 million for the three months ended March 31, 2024 and 2023.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International segments.

(In thousands)	Three Months Ended March 31,
	2024	2023
Inter-segment revenues
Domestic Operations	$(1,845)	$(2,214)
International	(1,525)	(265)
	$(3,370)	$(2,479)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2024	2023
Revenues
United States	$484,093	$606,228
Europe	77,251	73,767
Other	35,117	37,452
	$596,461	$717,447
One customer within the Domestic Operations segment accounted for approximately 15% and 13% of consolidated revenues, net for the three months ended March 31, 2024 and 2023, respectively.
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2024	December 31, 2023
Property and equipment, net
United States	$135,788	$146,314
Europe	10,930	11,850
Other	1,254	1,073
	$147,972	$159,237

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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2023 Annual Report on Form 10-K (the "2023 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC").
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2023 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. The MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2024, as well as an analysis of our cash flows for the three months ended March 31, 2024 and 2023. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2024 as compared to December 31, 2023.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2023.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2024	2023
Revenues, net
Domestic Operations	$524,226	$611,854
International	75,605	108,072
Inter-segment Eliminations	(3,370)	(2,479)
	$596,461	$717,447
Operating Income (Loss)
Domestic Operations	$142,017	$199,488
International	8,609	14,142
Corporate / Inter-segment Eliminations	(40,448)	(40,326)
	$110,178	$173,304
Adjusted Operating Income (Loss)
Domestic Operations	$162,319	$219,388
International	13,400	21,137
Corporate / Inter-segment Eliminations	(26,595)	(24,762)
	$149,124	$215,763
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 33 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels distributed around the world.
In 2024, we updated the name of our previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update does not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report includes the results of the 25/7 Media business through the date of divestiture.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films.
Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Subscription fees paid by distributors represent the largest component of distribution revenue. Substantially all of our subscription revenues for our programming networks are based on a per subscriber fee, commonly referred to as "affiliation agreements". The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based on the impact of renewals of affiliation agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis.
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

Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
International
Our International segment consists of the operations of AMCNI, which earns revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. For the three months ended March 31, 2024, distribution revenues represented 72% of the revenues of the International segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America.
Programming expenses and program operating costs are included in technical and operating expenses, and represent the largest expense of the International segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, and production costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our condensed consolidated statements of income notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income or loss attributable to noncontrolling interests in our condensed consolidated statements of income.

Three Months Ended March 31, 2024 and 2023
The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues, net:
Subscription	$373,407	$404,220	(7.6)%
Content licensing and other	61,676	133,644	(53.9)%
Distribution and other	435,083	537,864	(19.1)%
Advertising	161,378	179,583	(10.1)%
Total revenues, net	596,461	717,447	(16.9)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	271,576	326,729	(16.9)%
Selling, general and administrative	188,881	185,606	1.8%
Depreciation and amortization	25,826	25,875	(0.2)%
Restructuring and other related charges	—	5,933	(100.0)%
Total operating expenses	486,283	544,143	(10.6)%
Operating income	110,178	173,304	(36.4)%
Other income (expense):
Interest expense, net	(23,956)	(29,701)	(19.3)%
Miscellaneous, net	(5,190)	4,589	(213.1)%
Total other expense	(29,146)	(25,112)	16.1%
Income from operations before income taxes	81,032	148,192	(45.3)%
Income tax expense	(23,649)	(36,899)	(35.9)%
Net income including noncontrolling interests	57,383	111,293	(48.4)%
Net income attributable to noncontrolling interests	(11,580)	(7,683)	50.7%
Net income attributable to AMC Networks' stockholders	$45,803	$103,610	(55.8)%
Revenues
Subscription revenues decreased primarily due to a 7.2% decrease in our Domestic Operations segment due to a decline in affiliate revenues, partially offset by an increase in streaming revenues, as well as a 10.3% decrease in our International segment primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023. We expect linear subscriber declines to continue, consistent with the declines across the cable ecosystem.
Content licensing and other revenues decreased 40.1% in our Domestic Operations segment primarily due to the availability of deliveries in the period, including $56.1 million of revenue associated with the first quarter 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, as well as a 90.2% decrease in our International segment due to the divestiture of the 25/7 Media business on December 29, 2023. We expect content licensing revenues in our Domestic Operations segment to face continued pressure in 2024 due to reduced availability of original programming.
Advertising revenues decreased 13.2% in our Domestic Operations segment primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations segment was partially offset by an increase of 16.2% in our International segment, primarily due to increased ratings and growth across Central and Northern Europe advertising markets, as well as digital and advanced advertising growth in the U.K. We expect advertising revenue in our Domestic Operations segment to continue to decline as the advertising market gravitates toward other distribution platforms.

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
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to increase.
Technical and operating expenses (excluding depreciation and amortization) decreased 11.0% in our Domestic Operations segment primarily due to the first quarter 2023 impact associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series, partially offset by an increase in program rights amortization, as well as a 44.5% decrease in our International segment primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
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
Selling, general and administrative expenses (including share-based compensation expenses) increased 1.5% in our Domestic Operations segment primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate, partially offset by lower employee related costs and increased 7.8% in our International segment primarily due to an increase in corporate overhead costs allocated to AMCNI.
Restructuring and other related charges
There were no restructuring and other related charges for the three months ended March 31, 2024.
For the three months ended March 31, 2023, restructuring and other related charges of $5.9 million consisted primarily of severance and other employee-related costs, with $0.8 million related to Domestic Operations, $1.4 million related to AMCNI and $3.7 million related to Corporate.
Operating income
The decrease in operating income was primarily attributable to a decrease in revenues, net of $121.0 million, partially offset by a decrease in technical and operating expenses of $55.2 million and restructuring and other related charges of $5.9 million.
Interest expense, net
The decrease in interest expense, net was primarily due to an overall lower outstanding debt balance. Interest expense will increase through the remainder of 2024 as a result of the refinancing transactions described under “Liquidity and Capital Resources,” including the issuance of the 10.25% Senior Secured Notes due 2029.
Miscellaneous, net
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations.
Income tax expense
For the three months ended March 31, 2024, income tax expense was $23.6 million, representing an effective tax rate of 29%. The effective tax rate differs from the federal statutory rate of 21% primarily due to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign taxes.
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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues, net:
Subscription	$322,558	$347,530	(7.2)%
Content licensing and other	61,814	103,263	(40.1)
Distribution and other	384,372	450,793	(14.7)
Advertising	139,854	161,061	(13.2)
Total revenues, net	524,226	611,854	(14.3)
Technical and operating expenses (excluding depreciation and amortization)(a)	238,570	269,010	(11.3)
Selling, general and administrative expenses(b)	126,834	126,232	0.5
Majority-owned equity investees AOI	3,497	2,776	26.0
Segment adjusted operating income	$162,319	$219,388	(26.0)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues
Subscription revenues decreased primarily due to a 14.1% decline in affiliate revenues, partially offset by a 3.0% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $145.1 million and $140.9 million for the three months ended March 31, 2024 and 2023, respectively. Aggregate paid subscribers2 to our streaming services increased 2.4% to 11.5 million at March 31, 2024 compared to 11.2 million at March 31, 2023.
Content licensing and other revenues decreased primarily due to the availability of deliveries in the period, including $56.1 million of revenue associated with the first quarter 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, partially offset by the sale of our rights and interests to Killing Eve in the first quarter of 2024.
Advertising revenues decreased due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the first quarter 2023 impact associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series, partially offset by an increase in program rights amortization driven by the slate of AMC Originals premiering throughout 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate, partially offset by lower employee related costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to the revenue headwinds in our linear businesses. Our continued cost measures and prudent investments, including disciplined acquisition marketing efforts, have mitigated the impact of such headwinds and limited the resulting margin decline from prior year to mid-single digits.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues, net:
Subscription	$50,849	$56,690	(10.3)%
Content licensing and other	3,232	32,860	(90.2)
Distribution and other	54,081	89,550	(39.6)
Advertising	21,524	18,522	16.2
Total revenues, net	75,605	108,072	(30.0)
Technical and operating expenses (excluding depreciation and amortization)	33,638	60,561	(44.5)
Selling, general and administrative expenses(a)	28,567	26,374	8.3
Segment adjusted operating income	$13,400	$21,137	(36.6)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $30.1 million of content licensing and other revenue in the first quarter of 2023.
Advertising revenues increased primarily due to increased ratings and growth across Central and Northern Europe advertising markets, as well as digital and advanced advertising growth in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $23.9 million of technical and operating expenses in the first quarter of 2023. The remaining decrease was primarily attributable to content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to an increase in corporate overhead costs allocated to AMCNI, partially offset by the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $4.4 million of selling, general and administrative expenses in the first quarter of 2023.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to an increase in corporate overhead costs allocated to AMCNI, the impact of the non-renewal of an AMCNI distribution agreement in the U.K., and the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $1.8 million of adjusted operating income in the first quarter of 2023.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues, net:	$(3,370)	$(2,479)	35.9%
Technical and operating expenses (excluding depreciation and amortization)(a)	(1,547)	(2,906)	(46.8)
Selling, general and administrative expenses(b)	24,772	25,189	(1.7)
Segment adjusted operating income	$(26,595)	$(24,762)	7.4%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization

Revenues, net
Revenue eliminations are primarily related to inter-segment licensing revenues recognized between the Domestic Operations and International segments.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expense eliminations are primarily related to inter-segment programming amortization recognized between the Domestic Operations and International segments.
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
On April 9, 2024, AMC Networks entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the “Credit Agreement”), among AMC Networks and its subsidiary, AMC Network Entertainment LLC (“AMC Network Entertainment”), as the initial borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer.
In connection with Amendment No. 3, AMC Networks made a partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement.
On April 9, 2024, AMC Networks issued $875 million aggregate principal amount of 10.25% Senior Secured Notes due January 15, 2029 (the “Secured Notes”). AMC Networks received net proceeds of $863.0 million, after deducting underwriting discounts. The Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement (the "Guarantors").
On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
As of March 31, 2024, the Company's consolidated cash and cash equivalents balance of $690.5 million included approximately $132.1 million held by foreign subsidiaries. Of this amount, approximately $20.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our revolving credit facility and our accounts receivable monetization program, borrowings under additional financing facilities and proceeds from the issuance of the new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the entirety of the outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise or redeem the outstanding balances of our indebtedness.
Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2023 Form 10-K. In addition, economic or market disruptions could lead to lower demand for our services, such as loss of subscribers and lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
The revolving credit facility was not drawn upon at March 31, 2024. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2024.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$150,869	$(132,519)
Net cash used in investing activities	(2,784)	(7,005)
Net cash used in financing activities	(23,133)	(28,310)
Net increase (decrease) in cash and cash equivalents from operations	$124,952	$(167,834)
Operating Activities
Net cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023 amounted to $150.9 million and $(132.5) million, respectively.
For the three months ended March 31, 2024, net cash provided by operating activities primarily resulted from $294.8 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $193.0 million. Changes in all other assets and liabilities resulted in a net cash inflow of $49.1 million.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 amounted to $2.8 million and $7.0 million, respectively.
For the three months ended March 31, 2024, net cash used in investing activities consisted primarily of capital expenditures.
For the three months ended March 31, 2023, net cash used in investing activities consisted of capital expenditures of $11.5 million, partially offset by proceeds from the sale of investments of $4.5 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 and 2023 amounted to $23.1 million and $28.3 million, respectively.
For the three months ended March 31, 2024, net cash used in financing activities primarily consisted of principal payments on the Term Loan A Facility of $16.9 million and taxes paid in lieu of shares issued for equity-based compensation of $4.0 million.

For the three months ended March 31, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $11.5 million, principal payments on the Term Loan A Facility of $8.4 million, and taxes paid in lieu of shares issued for equity-based compensation of $6.0 million.

Free Cash Flow3
The following table summarizes Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	$150,869	$(132,519)
Less: capital expenditures	(6,720)	(11,498)
Free cash flow	$144,149	$(144,017)
The increase in free cash flow is reflective of our cost management measures, including remaining prudent with our investments in programming, and due to the timing of payments made in connection with our restructuring initiatives.

Supplemental Cash Flow Information	Three Months Ended March 31,
	2024	2023
Restructuring initiatives	$(4,821)	$(56,886)
Distributions to noncontrolling interests	(1,168)	(11,502)

Contractual Obligations
As of March 31, 2024, our contractual obligations not reflected on the condensed consolidated balance sheet increased $6.9 million, as compared to December 31, 2023, to $880.5 million. The increase was primarily driven by additional program rights commitments, partially offset by payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of March 31, 2024 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2024 included $774.7 million of 4.75% Notes due August 2025 and $1.0 billion of 4.25% Notes due February 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
3 Free Cash Flow is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 33 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$424,106	$—	$524,867
Operating expenses	—	347,277	—	377,264
Operating income	$—	$76,829	$—	$147,603
Income before income taxes	$63,503	$100,171	$135,480	$175,035
Net income	45,803	96,145	103,610	172,608

Balance Sheet	March 31, 2024		December 31, 2023
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$143,161	$—	$—
Current assets	8,121	1,368,503	61,931	1,156,533
Non-current assets	3,728,150	3,095,502	3,676,129	3,301,046

Liabilities and equity:
Amounts due to subsidiaries	$63,899	$1,380	$54,627	$2,456
Current liabilities	162,636	641,318	173,031	666,783
Non-current liabilities	2,493,362	199,459	2,516,977	224,051

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2023 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2023.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2023 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2023.

Non-GAAP Financial Measures
Internally, we use AOI and Free Cash Flow as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.
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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended March 31, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$142,017	$8,609	$(40,448)	$110,178
Share-based compensation expenses	3,230	766	2,079	6,075
Depreciation and amortization	10,027	4,025	11,774	25,826
Cloud computing amortization	3,548	—	—	3,548
Majority owned equity investees AOI	3,497	—	—	3,497
Adjusted operating income (loss)	$162,319	$13,400	$(26,595)	$149,124

	Three Months Ended March 31, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$199,488	$14,142	$(40,326)	$173,304
Share-based compensation expenses	4,447	839	359	5,645
Depreciation and amortization	11,854	4,771	9,250	25,875
Restructuring and other related charges	818	1,385	3,730	5,933
Cloud computing amortization	5	—	2,225	2,230
Majority owned equity investees AOI	2,776	—	—	2,776
Adjusted operating income (loss)	$219,388	$21,137	$(24,762)	$215,763

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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	$150,869	$(132,519)
Less: capital expenditures	(6,720)	(11,498)
Free cash flow	$144,149	$(144,017)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2024, the carrying value of our fixed rate debt of $1.76 billion was more than its fair value of $1.48 billion by approximately $282.0 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2024 would increase the estimated fair value of our fixed rate debt by approximately $38.8 million to approximately $1.52 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three months ended March 31, 2024, we did not have any interest rate swap contracts outstanding.
As of March 31, 2024, we had $2.4 billion of debt outstanding (excluding finance leases), of which $590.6 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2024 would increase our annual interest expense by approximately $5.9 million. The interest rate paid on approximately 75% of our debt (excluding finance leases) as of March 31, 2024 is fixed.
Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized losses of $2.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2024, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended March 31, 2024, the Company did not repurchase any of its Class A common stock. As of March 31, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1	Employment Agreement, dated March 16, 2020, between AMC Networks Inc. and Dan McDermott

10.2	Amendment to Employment Agreement, dated October 20, 2021, between AMC Networks Inc. and Dan McDermott

10.3
Indenture, dated as of April 9, 2024, among AMC Networks, as issuer, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)

10.4
Amendment No. 3, dated as of April 9, 2024, to Second Amended and Restated Credit Agreement, dated as of July 28, 2017, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)

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

AMC Networks Inc.

Date:	May 10, 2024	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	May 10, 2024	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer