Form 10-Q
period 2024-06-30
AMC Networks Inc.
filed 2024-08-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of August 2, 2024:

Class A Common Stock par value $0.01 per share	32,613,713
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$802,553	$570,576
Accounts receivable, trade (less allowance for doubtful accounts of $9,329 and $9,488)	643,278	664,396
Current portion of program rights, net	7,089	7,880
Prepaid expenses and other current assets	264,848	380,518
Total current assets	1,717,768	1,623,370
Property and equipment, net of accumulated depreciation of $434,044 and $403,708	141,803	159,237
Program rights, net	1,790,978	1,802,653
Intangible assets, net	233,371	268,558
Goodwill	553,775	626,496
Deferred tax assets, net	12,522	11,456
Operating lease right-of-use assets	63,658	71,163
Other assets	358,845	406,854
Total assets	$4,872,720	$4,969,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$109,672	$89,469
Accrued liabilities	319,112	385,838
Current portion of program rights obligations	257,232	301,221
Deferred revenue	57,768	65,736
Current portion of long-term debt	32,500	67,500
Current portion of lease obligations	31,461	33,659
Total current liabilities	807,745	943,423
Program rights obligations	165,177	150,943
Long-term debt, net	2,351,356	2,294,249
Lease obligations	74,983	87,240
Deferred tax liabilities, net	156,017	160,383
Other liabilities	55,285	74,306
Total liabilities	3,610,563	3,710,544
Commitments and contingencies
Redeemable noncontrolling interests	180,065	185,297
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,730 and 66,670 shares issued and 32,614 and 32,077 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	374,353	378,877
Accumulated earnings	2,335,526	2,321,105
Treasury stock, at cost (34,117 and 34,593 shares Class A Common Stock, respectively)	(1,408,832)	(1,419,882)
Accumulated other comprehensive loss	(248,120)	(232,831)
Total AMC Networks stockholders' equity	1,053,709	1,048,051
Non-redeemable noncontrolling interests	28,383	25,895
Total stockholders' equity	1,082,092	1,073,946
Total liabilities and stockholders' equity	$4,872,720	$4,969,787
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$625,934	$678,628	$1,222,395	$1,396,075
Operating expenses:
Technical and operating (excluding depreciation and amortization)	280,727	321,961	552,303	648,690
Selling, general and administrative	208,176	194,298	397,057	379,904
Depreciation and amortization	26,493	25,745	52,319	51,620
Impairment and other charges	96,819	24,882	96,819	24,882
Restructuring and other related charges	2,931	6,041	2,931	11,974
Total operating expenses	615,146	572,927	1,101,429	1,117,070
Operating income	10,788	105,701	120,966	279,005
Other income (expense):
Interest expense	(43,216)	(38,930)	(76,057)	(76,547)
Interest income	9,292	7,342	18,177	15,258
Gain on extinguishment of debt, net	247	—	247	—
Miscellaneous, net	1,493	10,140	(3,697)	14,729
Total other expense	(32,184)	(21,448)	(61,330)	(46,560)
Income (loss) from operations before income taxes	(21,396)	84,253	59,636	232,445
Income tax expense	(10,893)	(22,155)	(34,542)	(59,054)
Net income (loss) including noncontrolling interests	(32,289)	62,098	25,094	173,391
Net (income) loss attributable to noncontrolling interests	3,055	8,141	(8,525)	458
Net income (loss) attributable to AMC Networks' stockholders	$(29,234)	$70,239	$16,569	$173,849

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$(0.66)	$1.60	$0.37	$3.98
Diluted	$(0.66)	$1.60	$0.37	$3.97

Weighted average common shares:
Basic	44,466	43,842	44,267	43,702
Diluted	44,466	43,900	45,443	43,835
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) including noncontrolling interests	$(32,289)	$62,098	$25,094	$173,391
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,269)	9,826	(15,566)	21,644
Comprehensive income (loss)	(34,558)	71,924	9,528	195,035
Comprehensive (income) loss attributable to noncontrolling interests	3,007	7,509	(8,248)	(664)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$(31,551)	$79,433	$1,280	$194,371
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2024	$667	$115	$369,877	$2,365,524	$(1,410,105)	$(245,803)	$1,080,275	$26,630	$1,106,905
Net loss attributable to AMC Networks’ stockholders	—	—	—	(29,234)	—	—	(29,234)	—	(29,234)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	7,898	7,898
Distribution to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,807)	—	—	—	(2,807)	—	(2,807)
Other comprehensive income (loss)	—	—	—	—	—	(2,317)	(2,317)	48	(2,269)
Share-based compensation expenses	—	—	8,457	—	—	—	8,457	—	8,457
Common stock issued under employee stock plans	—	—	(509)	(764)	1,273	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(665)	—	—	—	(665)	—	(665)
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2023	$665	$115	$360,117	$2,209,251	$(1,419,882)	$(228,470)	$921,796	$47,246	$969,042
Net income attributable to AMC Networks’ stockholders	—	—	—	70,239	—	—	70,239	—	70,239
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(14,941)	(14,941)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(352)	(352)
Other comprehensive income (loss)	—	—	—	—	—	9,194	9,194	632	9,826
Share-based compensation expenses	—	—	7,648	—	—	—	7,648	—	7,648
Tax withholding associated with shares issued under employee stock plans	1	—	(1,212)	—	—	—	(1,211)	—	(1,211)
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	16,569	—	—	16,569	—	16,569
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	8,958	8,958
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(5,528)	—	—	—	(5,528)		(5,528)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Other comprehensive income (loss)	—	—	—	—	—	(15,289)	(15,289)	(277)	(15,566)
Share-based compensation expenses	—	—	14,532	—	—	—	14,532	—	14,532
Common stock issued under employee stock plans	—	—	(8,902)	(2,148)	11,050	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	173,849	—	—	173,849	—	173,849
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(13,528)	(13,528)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(1,834)	(1,834)
Other comprehensive income (loss)	—	—	—	—	—	20,522	20,522	1,122	21,644
Share-based compensation expenses	—	—	13,530	—	—	—	13,530	—	13,530
Tax withholding associated with shares issued under employee stock plans	5	—	(7,228)	—	—	—	(7,223)	—	(7,223)
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$25,094	$173,391
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,319	51,620
Non-cash impairment and other charges	96,819	24,882
Share-based compensation expenses related to equity classified awards	14,532	13,293
Amortization and write-off of program rights	414,716	430,386
Amortization of deferred carriage fees	10,762	10,992
Unrealized foreign currency transaction loss	2,640	2,712
Amortization of deferred financing costs and discounts on indebtedness	3,371	3,905
Gain on extinguishment of debt, net	(247)	—
Deferred income taxes	(5,705)	(725)
Other, net	1,316	(1,131)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	16,489	54,221
Prepaid expenses and other assets	143,856	127,342
Program rights and obligations, net	(435,471)	(644,114)
Deferred revenue	(8,047)	(59,828)
Accounts payable, accrued liabilities and other liabilities	(77,172)	(161,899)
Net cash provided by operating activities	255,272	25,047
Cash flows from investing activities:
Capital expenditures	(15,958)	(21,450)
Proceeds from sale of investments	—	8,565
Other investing activities, net	3,936	(103)
Net cash used in investing activities	(12,022)	(12,988)
Cash flows from financing activities:
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	862,969	—
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	139,437	—
Tender and redemption of 4.75% Senior Notes due 2025	(774,729)	—
Principal payments on Term Loan A Facility	(190,625)	(16,875)
Repurchase of 4.25% Senior Notes due 2029	(10,129)	—
Payments for financing costs	(9,424)	(342)
Deemed repurchases of restricted stock units	(4,626)	(7,223)
Principal payments on finance lease obligations	(2,275)	(1,946)
Distributions to noncontrolling interests	(16,520)	(27,087)
Purchase of noncontrolling interests	—	(1,343)
Net cash used in financing activities	(5,922)	(54,816)
Net increase (decrease) in cash and cash equivalents from operations	237,328	(42,757)
Effect of exchange rate changes on cash and cash equivalents	(5,351)	6,125
Cash and cash equivalents at beginning of period	570,576	930,002
Cash and cash equivalents at end of period	$802,553	$893,370

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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Includes our five national programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA ("BBCA"), IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2024, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2024	December 31, 2023
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$722,715	$750,390
Contract assets, short-term (included in Prepaid expenses and other current assets)	—	2,364
Contract liabilities, short-term (Deferred revenue)	57,768	65,736
Revenue recognized for the six months ended June 30, 2024 and 2023 relating to the contract liabilities at December 31, 2023 and 2022 was $38.8 million and $97.4 million, respectively.
For the three and six months ended June 30, 2024, we recognized revenues of $13.4 million for a one-time retroactive adjustment reported and paid by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of June 30, 2024, the Company had not yet sold any customer receivables under this agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 3. Net Income per Share
Net income (loss) per basic share is based upon net income (loss) attributable to AMC Networks' stockholders divided by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Net income (loss) per diluted share reflects the dilutive effects of AMC Networks' outstanding equity-based awards and the assumed conversion of the 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to AMC Networks' stockholders used for basic net income (loss) per share	$(29,234)	$70,239	$16,569	$173,849
Add: Convertible Notes interest expense, net of tax	—	—	116	—
Net income (loss) attributable to AMC Networks' stockholders used for diluted net income (loss) per share	$(29,234)	$70,239	$16,685	$173,849

Basic weighted average common shares outstanding	44,466	43,842	44,267	43,702
Effect of dilution:
Restricted stock units	—	58	556	133
Convertible Notes	—	—	620	—
Diluted weighted average common shares outstanding	44,466	43,900	45,443	43,835

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$(0.66)	$1.60	$0.37	$3.98
Diluted	$(0.66)	$1.60	$0.37	$3.97
For the three months ended June 30, 2024, all 3.4 million of our restricted stock units and the weighted average impact of 11.3 million common shares related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive since we reported a net loss.
For the six months ended June 30, 2024, 0.2 million of restricted stock units have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
For the three and six months ended June 30, 2023, 2.1 million of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2024 and 2023, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $2.9 million for the three and six months ended June 30, 2024, consisting primarily of content impairments in connection with WE tv shifting to a reduced originals strategy, and severance costs.
Restructuring and other related charges were $6.0 million and $12.0 million for the three and six months ended June 30, 2023, respectively, consisting primarily of severance and other personnel costs related to a restructuring plan (the "Plan") that commenced on November 28, 2022. The Plan was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms.
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic Operations	$2,931	$3,905	$2,931	$4,723
International	—	261	—	1,646
Corporate / Inter-segment eliminations	—	1,875	—	5,605
Total restructuring and other related charges	$2,931	$6,041	$2,931	$11,974

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2023	$8,726	$5,008	$13,734
Charges	1,317	1,614	2,931
Cash payments	(5,880)	(2,223)	(8,103)
Non-cash adjustments	—	(2,199)	(2,199)
Other	(902)	(102)	(1,004)
Balance at June 30, 2024	$3,261	$2,098	$5,359
Accrued restructuring and other related costs of $5.4 million are included in Accrued liabilities in the condensed consolidated balance sheet at June 30, 2024. Accrued restructuring and other related costs of $12.1 million and $1.6 million are included in Accrued liabilities and Other liabilities, respectively, in the condensed consolidated balance sheet at December 31, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$97,148	$624,518	$721,666
In-production and in-development	—	252,746	252,746
Total owned original program rights, net	$97,148	$877,264	$974,412

Licensed program rights, net:
Licensed film and acquired series	$532	$594,298	$594,830
Licensed originals	—	143,918	143,918
Advances and other production costs	—	84,907	84,907
Total licensed program rights, net	532	823,123	823,655
Program rights, net	$97,680	$1,700,387	$1,798,067

Current portion of program rights, net			$7,089
Program rights, net (long-term)			1,790,978
			$1,798,067

	December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$139,363	$532,839	$672,202
In-production and in-development	—	284,455	284,455
Total owned original program rights, net	$139,363	$817,294	$956,657

Licensed program rights, net:
Licensed film and acquired series	$973	$599,607	$600,580
Licensed originals	1,555	169,489	171,044
Advances and other production costs	—	82,252	82,252
Total licensed program rights, net	2,528	851,348	853,876
Program rights, net	$141,891	$1,668,642	$1,810,533

Current portion of program rights, net			$7,880
Program rights, net (long-term)			1,802,653
			$1,810,533

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization, including write-offs, of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income (loss), is as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$17,313	$78,564	$95,877	$42,165	$138,670	$180,835
Licensed program rights	201	116,086	116,287	1,832	232,049	233,881
Program rights amortization	$17,514	$194,650	$212,164	$43,997	$370,719	$414,716

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$59,528	$56,811	$116,339	$80,831	$101,747	$182,578
Licensed program rights	471	126,503	126,974	2,135	245,673	247,808
Program rights amortization	$59,999	$183,314	$243,313	$82,966	$347,420	$430,386
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three and six months ended June 30, 2024 or 2023.
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend as of June 30, 2024 consisted of $196.1 million recorded in Prepaid expenses and other current assets and $38.6 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2023 consisted of $230.3 million recorded in Prepaid expenses and other current assets and $49.9 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $85.7 million and $83.1 million at June 30, 2024 and December 31, 2023, respectively.
Non-marketable Equity Securities
Investments in non-marketable equity securities were $42.6 million and $41.6 million at June 30, 2024 and December 31, 2023, respectively. No gains or losses were recorded on non-marketable equity securities for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized impairment charges of $0.5 million and $1.7 million, respectively, on certain investments, which is included in Miscellaneous, net in the condensed consolidated statements of income (loss).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2023	$348,732	$277,764	$626,496
Impairment charge	—	(68,004)	(68,004)
Foreign currency translation	—	(4,717)	(4,717)
June 30, 2024	$348,732	$205,043	$553,775
Impairment and other charges for the three and six months ended June 30, 2024 included a $68.0 million goodwill impairment charge at AMCNI, as further discussed below.
As of June 30, 2024 and December 31, 2023, accumulated impairment charges in the International segment totaled $253.5 million and $185.5 million, respectively, inclusive of the 25/7 Media impairment charges recorded in 2023 prior to divestiture.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2024
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$614,743	$(446,764)	$167,979	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	90,357	(44,865)	45,492	3 to 20 years
Total amortizable intangible assets	751,382	(537,911)	213,471
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$771,282	$(537,911)	$233,371

(In thousands)	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$618,778	$(421,968)	$196,810
Advertiser relationships	46,282	(42,806)	3,476
Trade names and other amortizable intangible assets	91,134	(42,762)	48,372
Total amortizable intangible assets	756,194	(507,536)	248,658
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$776,094	$(507,536)	$268,558

Aggregate amortization expense for amortizable intangible assets for the three months ended June 30, 2024 and 2023 was $9.6 million and $10.5 million, respectively, and for the six months ended June 30, 2024 and 2023 was $18.2 million and $20.9 million, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Excluding the $15.7 million impairment charge associated with BBCA recorded in the second quarter of 2024, as discussed below, estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2024	$33,864
2025	30,491
2026	29,556
2027	24,886
2028	22,759
Impairment Test of Long-Lived Assets and Goodwill
Impairment and other charges of $96.8 million for the three and six months ended June 30, 2024 primarily consisted of a $68.0 million goodwill impairment charge at AMCNI and $29.2 million of long-lived asset impairment charges at BBCA. Impairment and other charges of $24.9 million for the three and six months ended June 30, 2023 consisted of goodwill and long-lived asset impairment charges at 25/7 Media.
Goodwill is not amortized, but instead is tested for impairment at the reporting unit annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. During the second quarter of 2024, the Company determined that a triggering event had occurred with respect to the Company's decline in stock price. Accordingly, the Company performed quantitative assessments for all reporting units. The fair values were determined using a combination of an income approach, using a discounted cash flow ("DCF") model and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates, and enterprise specific discount rates. Additionally, the market comparables approach uses guideline company valuation multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations. Based on the valuations performed, the Company concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $68.0 million related to the AMCNI reporting unit, included in Impairment and other charges in the condensed consolidated statements of income (loss). No impairment charges were required for our other reporting unit.
Additionally during the second quarter of 2024, given continued market challenges and linear declines, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $15.7 million was recorded for identifiable intangible assets and $13.5 million for other long-lived assets, which is included in Impairment and other charges in the condensed consolidated statements of income (loss) within the Domestic Operations operating segment. Fair values were determined using a market approach.
During the second quarter of 2023, and prior to its divestiture in December 2023, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in Impairment and other charges in the condensed consolidated statements of income (loss) within the International operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach.
During the second quarter of 2023, the Company also determined that a triggering event had occurred with respect to the 25/7 Media reporting unit, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF model, and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in Impairment and other charges in the condensed consolidated statements of income (loss) within the International operating segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Employee related costs	$64,471	$93,866
Participations and residuals	153,145	164,375
Interest	36,681	31,749
Other accrued expenses	64,815	95,848
Total accrued liabilities	$319,112	$385,838

Note 9. Long-term Debt
The following table summarizes the Company's long-term debt included in the condensed consolidated balance sheet as follows:

(In thousands)	June 30, 2024	December 31, 2023
Senior Secured Credit Facility: (a)
Term Loan A Facility	$416,875	$607,500
Senior Notes:
4.75% Senior Notes due August 2025	—	774,729
10.25% Senior Secured Notes due January 2029	875,000	—
4.25% Senior Notes due February 2029	985,010	1,000,000
4.25% Convertible Senior Notes due February 2029	143,750	—
Total long-term debt	2,420,635	2,382,229
Unamortized discount	(28,092)	(13,873)
Unamortized deferred financing costs	(8,687)	(6,607)
Long-term debt, net	2,383,856	2,361,749
Current portion of long-term debt	32,500	67,500
Noncurrent portion of long-term debt	$2,351,356	$2,294,249
(a)The Company's Revolving Credit Facility (as defined below) remained undrawn at June 30, 2024. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
4.25% Senior Notes due 2029
In June 2024, the Company repurchased $15.0 million of its outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. The Company recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write-off a portion of the unamortized discount and deferred financing costs associated with the notes. The $4.7 million gain is included in Gain on extinguishment of debt, net within the condensed consolidated statements of income (loss).
4.25% Convertible Senior Notes due 2029
On June 21, 2024, the Company completed a private unregistered offering of $143.8 million aggregate principal amount of its Convertible Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Company received net proceeds of $139.4 million, after deducting initial purchasers' discounts. The Convertible Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s credit facilities and the Company’s 4.25% Senior Notes due 2029 and 10.25% Senior Secured Notes due 2029 (the “Guarantors”), subject to certain exceptions, on a senior, unsecured basis.
The Convertible Notes were issued pursuant to an Indenture, dated as of June 21, 2024 (the “Convertible Notes Indenture”), among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (“Trustee”).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2025. The Convertible Notes will mature on February 15, 2029, unless earlier redeemed, repurchased or converted.
Subject to the terms of the Convertible Notes Indenture, the Convertible Notes may be converted at an initial conversion rate of 78.5083 shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $12.74 per share of Class A Common Stock). Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election, as described in the Convertible Notes Indenture. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time on or after November 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the Convertible Notes will also have the right to convert the Convertible Notes prior to November 15, 2028, but only upon the occurrence of specified events described in the Convertible Notes Indenture. The conversion rate is subject to antidilution adjustments if certain events occur.
Prior to August 20, 2027, the Convertible Notes will not be redeemable. On or after August 20, 2027, the Company may redeem for cash all or part of the Convertible Notes (subject to certain exceptions), at its option, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. No sinking fund is provided for the Convertible Notes.
If certain corporate events (each defined in the Convertible Notes Indenture as a “Make-Whole Fundamental Change”) occur prior to the maturity date of the Convertible Notes, and a holder elects to convert its Convertible Notes in connection with such corporate event, the Company will, under certain circumstances, increase the conversion rate for the Convertible Notes so surrendered for conversion by a number of additional shares of Class A Common Stock as specified in the Convertible Notes Indenture. No adjustment to the conversion rate will be made if the price paid or deemed to be paid per share of Class A Common Stock in such corporate event is either less than $10.19 per share or exceeds $130.00 per share.
If a specified “Fundamental Change” (as defined in the Convertible Notes Indenture) occurs prior to the maturity date of the Convertible Notes, under certain circumstances each holder may require the Company to repurchase all or part of its Convertible Notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.
Under the Convertible Notes Indenture, the Convertible Notes may be accelerated upon the occurrence of certain events of default. In the case of an event of default with respect to the Convertible Notes arising from specified events of bankruptcy or insolvency of the Company or the Company’s Significant Subsidiaries (as defined in the Convertible Notes Indenture), 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. If any other event of default with respect to the Convertible Notes under the Convertible Notes Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare the principal amount of and accrued and unpaid interest, if any, on the Convertible Notes to be immediately due and payable.
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
In connection with Amendment No. 3, AMC Networks made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. In connection with the $165.6 million partial prepayment of the Term Loan A Facility and the modification of the revolving loan commitments, the Company recorded a charge of $1.3 million to write-off a portion of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
the unamortized discount and deferred financing costs associated with the Credit Agreement, which is included in Gain on extinguishment of debt, net within the condensed consolidated statements of income (loss).
In June 2024, the Company repaid $8.1 million of borrowings under the Term Loan A Facility in accordance with the terms of the amended agreement. The Company also repaid $16.9 million of borrowings under the Term Loan A Facility in March 2024 in accordance with the previous agreement.
10.25% Senior Secured Notes due 2029
On April 9, 2024, AMC Networks issued $875 million aggregate principal amount of 10.25% Senior Secured Notes due 2029 (the “Secured Notes”). AMC Networks received net proceeds of $863 million, after deducting initial purchasers' discounts. The Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement.
The Secured Notes were issued pursuant to an Indenture, dated as of April 9, 2024 (the “Secured Notes Indenture”), among AMC Networks, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee.
The Secured Notes accrue interest at a rate of 10.25% per annum and mature on January 15, 2029. Interest is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2024. The Secured Notes are AMC Networks’ general senior secured obligations, secured on a first-priority basis by substantially all of AMC Networks’ and the Guarantors’ assets and property, subject to certain liens permitted under the Secured Notes Indenture, and rank equally with all of AMC Networks’ existing and future senior indebtedness, senior in right of payment to AMC Networks’ future subordinated indebtedness and effectively senior to any of AMC Networks’ existing and future unsecured indebtedness or indebtedness that is secured by a lien ranking junior to the lien securing the Secured Notes, in each case, to the extent of the value of the collateral.
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
Finally, at any time prior to January 15, 2026, AMC Networks may redeem the Secured Notes, at its option in whole or in part, at any time, at a redemption price equal to 100% of the principal amount thereof to be redeemed plus the “Applicable Premium” calculated as described in the Secured Notes Indenture at the Treasury rate + 50 basis points, and accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
Tender Offer and Redemption of 4.75% Senior Notes due 2025
On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, the Company recorded a charge of $3.1 million to write-off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025, which is included in Gain on extinguishment of debt, net within the condensed consolidated statements of income (loss).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$63,658	$71,163
Finance	Property and equipment, net	9,335	9,884
Total lease assets		$72,993	$81,047
Liabilities
Current:
Operating	Current portion of lease obligations	$26,841	$28,971
Finance	Current portion of lease obligations	4,620	4,688
		$31,461	$33,659
Noncurrent:
Operating	Lease obligations	$62,837	$72,797
Finance	Lease obligations	12,146	14,443
		$74,983	$87,240

Total lease liabilities		$106,444	$120,899

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2024:
Assets
Cash equivalents	$183,675	$—	$—	$183,675
Foreign currency derivatives	—	7,437	—	7,437
Liabilities
Foreign currency derivatives	—	2,145	—	2,145

At December 31, 2023:
Assets
Foreign currency derivatives	$—	$8,277	$—	$8,277
Liabilities
Foreign currency derivatives	—	2,295	—	2,295
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
At June 30, 2024 and December 31, 2023, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$409,541	$408,538
10.25% Senior Secured Notes due 2029	860,462	857,500
4.25% Senior Notes due 2029	974,416	659,957
4.25% Convertible Senior Notes due 2029	139,437	136,002
	$2,383,856	$2,061,997

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$602,551	$577,884
4.75% Senior Notes due 2025	771,013	745,677
4.25% Senior Notes due 2029	988,185	780,670
	$2,361,749	$2,104,231
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$708	$378
Foreign currency derivatives	Other assets	6,729	7,899
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,019	$1,065
Foreign currency derivatives	Current portion of program rights obligations	—	8
Foreign currency derivatives	Other liabilities	1,126	1,222

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency derivatives	Miscellaneous, net	$4,239	$4,908	$(791)	$9,813

Note 13. Income Taxes
For the three and six months ended June 30, 2024, income tax expense was $10.9 million on income (loss) from operations before income taxes of $(21.4) million, and $34.5 million on income from operations before income taxes of $59.6 million, respectively, representing an effective tax rate of (51)% and 58%, respectively. The effective tax rate for both the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
three and six months ended June 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2024 primarily consist of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the three and six months ended June 30, 2023, income tax expense was $22.2 million on income from operations before income taxes of $84.3 million, and $59.1 million on income from operations before income taxes of $232.4 million, respectively, representing an effective tax rate of 26% and 25%, respectively. The items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2023 primarily consist of state and local income tax expense and tax expense related to non-deductible compensation.
At June 30, 2024, the Company had foreign tax credit carry forwards of approximately $52.4 million, expiring on various dates from 2024 through 2034. These carryforwards have been reduced to zero by a valuation allowance of $52.4 million as it is more likely than not that these carry forwards will not be realized.
During the three and six months ended June 30, 2024, approximately $28.6 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $802.6 million, as of June 30, 2024, included approximately $129.0 million held by foreign subsidiaries. Of this amount, approximately $25.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in the first quarter of 2024 and as of June 30, 2024, the Pillar Two minimum tax requirement is not expected to have a material impact upon the Company's full year results of operations or financial position.

Note 14. Commitments and Contingencies
Commitments
As of June 30, 2024, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet decreased $3.2 million, as compared to December 31, 2023, to $870.4 million. The decrease was primarily driven by payments for program rights, partially offset by additional program rights commitments.
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. On March 25, 2024, the Court issued a ruling denying the Company’s motion to dismiss and the parties are currently conducting discovery. The trial for this matter, previously scheduled for September 17, 2024, has been rescheduled to May 6, 2025. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
The Company has been a party to actions and claims arising from alleged violations of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws. In addition to putative class actions, the Company faced a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all alleged that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services and channels violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement with multiple plaintiffs relating to their pending class actions alleging violations of the VPPA and analogous state laws with respect to the Company's subscription video services. On May 16, 2024, the class action settlement was approved by the United States District Court for the Southern District of New York. The Company has also reached settlements to resolve the arbitration claims. All of the settlements reached by the Company in connection with these matters were reimbursed by the Company’s insurance carriers.
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

Note 15. Equity Plans
During the second quarter of 2024, AMC Networks granted 104,546 restricted stock units ("RSUs") under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
During the first quarter of 2024, AMC Networks granted 2,025,265 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended June 30, 2024, 101,185 RSUs of AMC Networks Class A Common Stock previously issued to an employee of the Company vested. On the vesting date, 46,334 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 54,851 shares of AMC Networks Class A Common Stock were issued. During the six months ended June 30, 2024, 914,296 RSUs of AMC Networks Class A Common Stock previously issued to employees of the Company vested. On the vesting date, 377,717 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 536,579 shares of AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the six months ended June 30, 2024 had an aggregate value of $4.6 million,

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2024.
The Company recorded share-based compensation expenses of $8.5 million and $14.5 million for the three and six months ended June 30, 2024, respectively, and $7.6 million and $13.5 million (including $0.2 million recorded as part of Restructuring and other related charges) for the three and six months ended June 30, 2023, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income (loss) as part of Selling, general and administrative expenses.
As of June 30, 2024, there was $35.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.3 years.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 16. Redeemable Noncontrolling Interests
In connection with the Company's previous acquisitions of New Video Channel America L.L.C (owner of the cable channel BBCA) and RLJ Entertainment, the terms of the acquisition agreements provide the noncontrolling members with a right to put all of their noncontrolling interest to subsidiaries of the Company at a future time. Since the exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as a redeemable noncontrolling interest outside of stockholders' equity on the Company's condensed consolidated balance sheet.
The following tables summarize activity related to redeemable noncontrolling interest for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Months Ended June 30, 2024
March 31, 2024	$197,370
Net earnings (loss)	(10,953)
Distributions	(9,159)
Adjustment to redemption fair value	2,807
June 30, 2024	$180,065

(In thousands)	Three Months Ended June 30, 2023
March 31, 2023	$249,919
Net earnings	6,800
Distributions	(15,233)
June 30, 2023	$241,486

(In thousands)	Six Months Ended June 30, 2024
December 31, 2023	$185,297
Net earnings (loss)	(433)
Distributions	(10,327)
Adjustment to redemption fair value	5,528
June 30, 2024	$180,065

(In thousands)	Six Months Ended June 30, 2023
December 31, 2022	$253,669
Net earnings	13,070
Distributions	(25,253)
June 30, 2023	$241,486

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.1 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Six Months Ended June 30,
	2024	2023
Non-Cash Investing and Financing Activities:
Operating lease additions	$2,974	$3,023
Capital expenditures incurred but not yet paid	1,911	1,402
Supplemental Data:
Cash interest paid	67,731	71,993
Income tax (refunds) payments, net	(4,738)	31,438

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

(In thousands)	Three Months Ended June 30, 2024
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$322,576	$49,604	$—	$372,180
Content licensing and other	66,515	2,968	(2,452)	67,031
Distribution and other	389,091	52,572	(2,452)	439,211
Advertising	149,200	37,523	—	186,723
Consolidated revenues, net	$538,291	$90,095	$(2,452)	$625,934
Operating income (loss)	$102,735	$(43,795)	$(48,152)	$10,788
Share-based compensation expenses	2,748	905	4,804	8,457
Depreciation and amortization	10,800	4,151	11,542	26,493
Impairment and other charges	28,815	68,004	—	96,819
Restructuring and other related charges	2,931	—	—	2,931
Cloud computing amortization	3,283	—	—	3,283
Majority-owned equity investees AOI	4,036	—	—	4,036
Adjusted operating income (loss)	$155,348	$29,265	$(31,806)	$152,807

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2023
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$333,754	$57,280	$—	$391,034
Content licensing and other	80,914	21,658	(2,495)	100,077
Distribution and other	414,668	78,938	(2,495)	491,111
Advertising	167,151	20,366	—	187,517
Consolidated revenues, net	$581,819	$99,304	$(2,495)	$678,628
Operating income (loss)	$162,530	$(11,705)	$(45,124)	$105,701
Share-based compensation expenses	2,192	846	4,610	7,648
Depreciation and amortization	11,663	4,902	9,180	25,745
Impairment and other charges	—	24,882	—	24,882
Restructuring and other related charges	3,905	261	1,875	6,041
Cloud computing amortization	5	—	2,244	2,249
Majority-owned equity investees AOI	4,511	—	—	4,511
Adjusted operating income (loss)	$184,806	$19,186	$(27,215)	$176,777

(In thousands)	Six Months Ended June 30, 2024
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$645,134	$100,453	$—	$745,587
Content licensing and other	128,329	6,200	(5,822)	128,707
Distribution and other	773,463	106,653	(5,822)	874,294
Advertising	289,054	59,047	—	348,101
Consolidated revenues, net	$1,062,517	$165,700	$(5,822)	$1,222,395
Operating income (loss)	$244,752	$(35,186)	$(88,600)	$120,966
Share-based compensation expenses	5,978	1,671	6,883	14,532
Depreciation and amortization	20,827	8,176	23,316	52,319
Impairment and other charges	28,815	68,004	—	96,819
Restructuring and other related charges	2,931	—	—	2,931
Cloud computing amortization	6,831	—	—	6,831
Majority-owned equity investees AOI	7,533	—	—	7,533
Adjusted operating income (loss)	$317,667	$42,665	$(58,401)	$301,931

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2023
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$681,284	$113,970	$—	$795,254
Content licensing and other	184,177	54,518	(4,974)	233,721
Distribution and other	865,461	168,488	(4,974)	1,028,975
Advertising	328,212	38,888	—	367,100
Consolidated revenues, net	$1,193,673	$207,376	$(4,974)	$1,396,075
Operating income (loss)	$362,018	$2,437	$(85,450)	$279,005
Share-based compensation expenses	6,639	1,685	4,969	13,293
Depreciation and amortization	23,517	9,673	18,430	51,620
Impairment and other charges	—	24,882	—	24,882
Restructuring and other related charges	4,723	1,646	5,605	11,974
Cloud computing amortization	10	—	4,469	4,479
Majority-owned equity investees AOI	7,287	—	—	7,287
Adjusted operating income (loss)	$404,194	$40,323	$(51,977)	$392,540
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $150.2 million and $137.4 million for the three months ended June 30, 2024 and 2023, respectively, and $295.3 million and $278.3 million for the six months ended June 30, 2024 and 2023, respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Inter-segment revenues
Domestic Operations	$(1,443)	$(2,412)	$(3,288)	$(4,626)
International	(1,009)	(83)	(2,534)	(348)
	$(2,452)	$(2,495)	$(5,822)	$(4,974)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
United States	$487,414	$551,637	$971,507	$1,157,865
Europe	102,875	83,718	180,126	157,485
Other	35,645	43,273	70,762	80,725
	$625,934	$678,628	$1,222,395	$1,396,075
One customer within the Domestic Operations segment accounted for approximately 15% of consolidated revenues, net for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, one customer within the Domestic Operations segment accounted for approximately 13% of consolidated revenues.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2024	December 31, 2023
Property and equipment, net
United States	$129,694	$146,314
Europe	10,868	11,850
Other	1,241	1,073
	$141,803	$159,237

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
•the impact of existing and proposed federal, state and international laws and regulations relating to data protection, privacy and security, including the European Union's General Data Protection Regulation, the California Consumer Privacy Act and other similar comprehensive privacy and security laws that have been or may be enacted in other states;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2024, as well as an analysis of our cash flows for the six months ended June 30, 2024 and 2023. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2024 as compared to December 31, 2023.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2023.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net
Domestic Operations	$538,291	$581,819	$1,062,517	$1,193,673
International	90,095	99,304	165,700	207,376
Inter-segment Eliminations	(2,452)	(2,495)	(5,822)	(4,974)
	$625,934	$678,628	$1,222,395	$1,396,075
Operating Income (Loss)
Domestic Operations	$102,735	$162,530	$244,752	$362,018
International	(43,795)	(11,705)	(35,186)	2,437
Corporate / Inter-segment Eliminations	(48,152)	(45,124)	(88,600)	(85,450)
	$10,788	$105,701	$120,966	$279,005
Adjusted Operating Income (Loss)
Domestic Operations	$155,348	$184,806	$317,667	$404,194
International	29,265	19,186	42,665	40,323
Corporate / Inter-segment Eliminations	(31,806)	(27,215)	(58,401)	(51,977)
	$152,807	$176,777	$301,931	$392,540
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 45 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Includes our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, WE tv, BBC AMERICA ("BBCA"), IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually, or a film group, is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
International
Our International segment consists of the operations of AMCNI, which earns revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. For the six months ended June 30, 2024, distribution revenues represented 64% of the revenues of the International segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America.
Programming expenses and program operating costs are included in technical and operating expenses, and represent the largest expense of the International segment. Programming expenses primarily consist of amortization of acquired content, costs of dubbing and sub-titling of programs, and production costs. Program operating costs include costs such as origination, transmission, uplinking and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually, or a film group, is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our condensed consolidated statements of income (loss) notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income or loss attributable to noncontrolling interests in our condensed consolidated statements of income (loss).

Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$372,180	$391,034	(4.8)%	$745,587	$795,254	(6.2)%
Content licensing and other	67,031	100,077	(33.0)%	128,707	233,721	(44.9)%
Distribution and other	439,211	491,111	(10.6)%	874,294	1,028,975	(15.0)%
Advertising	186,723	187,517	(0.4)%	348,101	367,100	(5.2)%
Total revenues, net	625,934	678,628	(7.8)%	1,222,395	1,396,075	(12.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	280,727	321,961	(12.8)%	552,303	648,690	(14.9)%
Selling, general and administrative	208,176	194,298	7.1%	397,057	379,904	4.5%
Depreciation and amortization	26,493	25,745	2.9%	52,319	51,620	1.4%
Impairment and other charges	96,819	24,882	289.1%	96,819	24,882	289.1%
Restructuring and other related charges	2,931	6,041	(51.5)%	2,931	11,974	(75.5)%
Total operating expenses	615,146	572,927	7.4%	1,101,429	1,117,070	(1.4)%
Operating income	10,788	105,701	(89.8)%	120,966	279,005	(56.6)%
Other income (expense):
Interest expense	(43,216)	(38,930)	11.0%	(76,057)	(76,547)	(0.6)%
Interest income	9,292	7,342	26.6%	18,177	15,258	19.1%
Gain on extinguishment of debt, net	247	—	—	247	—	—
Miscellaneous, net	1,493	10,140	(85.3)%	(3,697)	14,729	(125.1)%
Total other expense	(32,184)	(21,448)	50.1%	(61,330)	(46,560)	31.7%
Income (loss) from operations before income taxes	(21,396)	84,253	(125.4)%	59,636	232,445	(74.3)%
Income tax expense	(10,893)	(22,155)	(50.8)%	(34,542)	(59,054)	(41.5)%
Net income (loss) including noncontrolling interests	(32,289)	62,098	(152.0)%	25,094	173,391	(85.5)%
Net (income) loss attributable to noncontrolling interests	3,055	8,141	(62.5)%	(8,525)	458	n/m
Net income (loss) attributable to AMC Networks' stockholders	$(29,234)	$70,239	(141.6)%	$16,569	$173,849	(90.5)%
Revenues, net
Three months ended June 30, 2024 vs. 2023
Subscription revenues decreased 3.3% in our Domestic Operations segment due to a decline in affiliate revenues, partially offset by an increase in streaming revenues, and decreased 13.4% in our International segment primarily due to the non-renewal of an AMCNI distribution agreement in the United Kingdom ("U.K.") in the fourth quarter of 2023. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.

Content licensing and other revenues decreased 17.8% in our Domestic Operations segment due to the availability of deliveries, primarily the impact of $20.3 million recognized in the second quarter of 2023 associated with the early termination of an output agreement that resulted in the acceleration of revenue into 2023. Content licensing and other revenues decreased 86.3% in our International segment due to the divestiture of the 25/7 Media business on December 29, 2023. We expect content licensing revenues to face continued pressure in 2024 due to reduced availability of original programming.
Advertising revenues decreased 10.7% in our Domestic Operations segment primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations segment was partially offset by an 84.2% increase in our International segment primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Six months ended June 30, 2024 vs. 2023
Subscription revenues decreased 5.3% in our Domestic Operations segment due to a decline in affiliate revenues, partially offset by an increase in streaming revenues, and decreased 11.9% in our International segment primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased 30.3% in our Domestic Operations segment due to the availability of deliveries in the period, including $56.1 million of revenue associated with the 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, and decreased 88.6% in our International segment due to the divestiture of the 25/7 Media business on December 29, 2023.
Advertising revenues decreased 11.9% in our Domestic Operations segment primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations segment was partially offset by an increase of 51.8% in our International segment, primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, digital and advanced advertising growth in the U.K., and increased ratings and growth across Central and Northern Europe advertising markets.
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
Three months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased 9.3% in our Domestic Operations segment primarily due to the impact in 2023 associated with the early termination of an output agreement that resulted in the acceleration of program rights amortization into 2023 and a current year decrease in other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) decreased 33.9% in our International segment primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
Six months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased 10.1% in our Domestic Operations segment primarily due to the impacts in 2023 associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series, and the early termination of an output agreement that resulted in the acceleration of program rights amortization into 2023. Technical and operating expenses (excluding depreciation and amortization) decreased 39.7% in our International segment primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
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

Three months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses (including share-based compensation expenses) increased 11.4% in our Domestic Operations segment primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate and decreased 7.5% in our International segment primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
Six months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses (including share-based compensation expenses) increased 6.4% in our Domestic Operations segment primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate and decreased 0.3% in our International segment primarily due to the divestiture of the 25/7 Media business on December 29, 2023, partially offset by an increase in corporate overhead costs allocated to AMCNI.
Impairment and other charges
Three and six months ended June 30, 2024
During the second quarter of 2024, we determined that the decline in our stock price was an indicator of potential impairment of goodwill. Accordingly, we performed quantitative assessments for all of our reporting units and concluded that the fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, we recognized an impairment charge of $68.0 million, which is included in Impairment and other charges in the condensed consolidated statements of income (loss).
Additionally, during the second quarter of 2024, given continued market challenges and linear declines, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $29.2 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the condensed consolidated statements of income (loss) within the Domestic Operations operating segment.
Three and six months ended June 30, 2023
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, we revised our outlook for the 25/7 Media business resulting in lower expected future cash flows. As a result, we determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media and an impairment charge of $24.9 million was recorded.
Restructuring and other related charges
Three and six months ended June 30, 2024
For the three and six months ended June 30, 2024, restructuring and other related charges of $2.9 million in our Domestic Operations segment primarily consisted of content impairments in connection with WE tv shifting to a reduced originals strategy, and severance costs.
Three and six months ended June 30, 2023
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
Operating income
Three months ended June 30, 2024 vs. 2023
The decrease in operating income was primarily attributable to an increase in impairment and other charges of $71.9 million, a decrease in revenues, net of $52.7 million, and an increase in selling, general and administrative expenses of $13.9 million, partially offset by decreases in technical and operating expenses of $41.2 million and restructuring and other related charges of $3.1 million.
Six months ended June 30, 2024 vs. 2023
The decrease in operating income was primarily attributable to a decrease in revenues, net of $173.7 million, and increases in impairment and other charges of $71.9 million and selling, general and administrative expenses of $17.2 million, partially offset by decreases in technical and operating expenses of $96.4 million and restructuring and other related charges of $9.0 million.

Interest expense
Three months ended June 30, 2024 vs. 2023
The increase in interest expense was primarily due to an increase in average interest rates associated with the 10.25% Senior Secured Notes due 2029 refinancing the 4.75% Senior Notes due 2025, partially offset by the impact of a lower outstanding debt balance. Interest expense will increase through the remainder of 2024, as compared to 2023, as a result of the refinancing and convertible note transactions described under “Liquidity and Capital Resources.”
Six months ended June 30, 2024 vs. 2023
The decrease in interest expense was primarily due to an overall lower outstanding debt balance, partially offset by an increase in average interest rates associated with the 10.25% Senior Secured Notes due 2029 refinancing the 4.75% Senior Notes due 2025 in April 2024.
Interest income
Three months ended June 30, 2024 vs. 2023
Interest income is primarily comprised of income generated from our money market mutual fund accounts and bank deposits. The increase from the prior year can primarily be attributed to interest received in connection with a one-time retroactive adjustment reported and paid by a third party.
Six months ended June 30, 2024 vs. 2023
The increase from the prior year can primarily be attributed to higher cash balances and interest received in connection with a one-time retroactive adjustment reported and paid by a third party.
Gain on extinguishment of debt, net
Three and six months ended June 30, 2024
In June 2024, we repurchased $15.0 million of our outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. We recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write-off a portion of the unamortized discount and deferred financing costs associated with the notes.
On April 22, 2024, we completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, we recorded a charge of $3.1 million to write-off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025.
On April 9, 2024, we entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the "Credit Agreement"). In connection with Amendment No. 3, we made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In connection with the partial prepayment of the Term Loan A Facility and reduction of the revolving loan commitments, the Company recorded a charge of $1.3 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement.
Miscellaneous, net
Three and six months ended June 30, 2024 vs. 2023
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations and costs incurred in connection with the refinancing transactions in the second quarter of 2024.
Income tax expense
Three months ended June 30, 2024 vs. 2023
For the three months ended June 30, 2024, income tax expense was $10.9 million on income (loss) from operations before income taxes of $(21.4) million, representing an effective tax rate of (51)%. The effective tax rate for the three months ended June 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.

For the three months ended June 30, 2023, income tax expense was $22.2 million on income from operations before income taxes of $84.3 million, representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense related to non-deductible compensation.
Six months ended June 30, 2024 vs. 2023
For the six months ended June 30, 2024, income tax expense was $34.5 million on income from operations before income taxes of $59.6 million, representing an effective tax rate of 58%. The effective tax rate for the six months ended June 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the six months ended June 30, 2023, income tax expense was $59.1 million on income from operations before income taxes of $232.4 million, representing an effective tax rate of 25%. The items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense and tax expense related to non-deductible compensation.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$322,576	$333,754	(3.3)%	$645,134	$681,284	(5.3)%
Content licensing and other	66,515	80,914	(17.8)	128,329	184,177	(30.3)
Distribution and other	389,091	414,668	(6.2)	773,463	865,461	(10.6)
Advertising	149,200	167,151	(10.7)	289,054	328,212	(11.9)
Total revenues, net	538,291	581,819	(7.5)	1,062,517	1,193,673	(11.0)
Technical and operating expenses (excluding depreciation and amortization)(a)	247,989	274,233	(9.6)	486,559	543,243	(10.4)
Selling, general and administrative expenses(b)	138,990	127,291	9.2	265,824	253,523	4.9
Majority-owned equity investees AOI	4,036	4,511	(10.5)	7,533	7,287	3.4
Segment adjusted operating income	$155,348	$184,806	(15.9)%	$317,667	$404,194	(21.4)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Three months ended June 30, 2024 vs. 2023
Subscription revenues decreased due to a 12.2% decline in affiliate revenues, partially offset by a 9.3% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $150.2 million and $137.4 million for the three months ended June 30, 2024 and 2023, respectively. Aggregate paid subscribers2 to our streaming services increased 5.4% to 11.6 million at June 30, 2024 compared to 11.0 million at June 30, 2023.
Content licensing and other revenues decreased due to the availability of deliveries, primarily the impact of $20.3 million recognized in the second quarter of 2023 associated with the early termination of an output agreement that resulted in the acceleration of revenue into 2023.
Advertising revenues decreased due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth.
Six months ended June 30, 2024 vs. 2023
Subscription revenues decreased due to a 13.2% decline in affiliate revenues, partially offset by a 6.1% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $295.3 million and $278.3 million for the six months ended June 30, 2024 and 2023, respectively.
Content licensing and other revenues decreased due to the availability of deliveries in the period, including $56.1 million of revenue associated with the 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, and the impact of $20.3 million recognized in 2023 associated with the early termination of an output agreement that resulted in the acceleration of revenue into 2023, partially offset by the sale of our rights and interests to Killing Eve in the first quarter of 2024.
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

Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the impact in 2023 associated with the early termination of an output agreement that resulted in the acceleration of program rights amortization into 2023 and a current year decrease in other direct programming costs.
Six months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the impacts in 2023 associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series and the early termination of an output agreement that resulted in the acceleration of program rights amortization into 2023, and a current year decrease in other direct programming costs. These decreases were partially offset by an increase in program rights amortization driven by the slate of AMC Originals premiering over the last twelve months.
Selling, general and administrative expenses
Three months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses increased primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate and higher employee related costs.
Six months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses increased primarily due to higher marketing and subscriber acquisition expenses in support of a larger content slate.
Segment adjusted operating income
Three months ended June 30, 2024 vs. 2023
The decrease in segment adjusted operating income was primarily attributable to the revenue headwinds in our linear businesses. Our continued cost measures and prudent investments, including disciplined acquisition marketing efforts, have mitigated the impact of such headwinds and limited the resulting margin decline from the prior year to low-single digits.
Six months ended June 30, 2024 vs. 2023
The decrease in segment adjusted operating income was primarily attributable to the revenue headwinds in our linear businesses. Our continued cost measures and prudent investments, including disciplined acquisition marketing efforts, have mitigated the impact of such headwinds and limited the resulting margin decline from the prior year to mid-single digits.
International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$49,604	$57,280	(13.4)%	$100,453	$113,970	(11.9)%
Content licensing and other	2,968	21,658	(86.3)	6,200	54,518	(88.6)
Distribution and other	52,572	78,938	(33.4)	106,653	168,488	(36.7)
Advertising	37,523	20,366	84.2	59,047	38,888	51.8
Total revenues, net	90,095	99,304	(9.3)	165,700	207,376	(20.1)
Technical and operating expenses (excluding depreciation and amortization)	33,061	49,980	(33.9)	66,699	110,541	(39.7)
Selling, general and administrative expenses(a)	27,769	30,138	(7.9)	56,336	56,512	(0.3)
Segment adjusted operating income	$29,265	$19,186	52.5%	$42,665	$40,323	5.8%
(a) Selling, general and administrative expenses exclude share-based compensation expenses

Revenues, net
Three months ended June 30, 2024 vs. 2023
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $19.2 million of content licensing and other revenue during the three months ended June 30, 2023.
Advertising revenues increased primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million and continued digital and advanced advertising growth in the U.K.
Six months ended June 30, 2024 vs. 2023
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $49.3 million of content licensing and other revenue during the six months ended June 30, 2023.
Advertising revenues increased primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, digital and advanced advertising growth in the U.K, and increased ratings and growth across Central and Northern Europe advertising markets.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $14.4 million of technical and operating expenses during the three months ended June 30, 2023. The remaining decrease was primarily attributable to content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Six months ended June 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $38.2 million of technical and operating expenses during the six months ended June 30, 2023. The remaining decrease was primarily attributable to content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Selling, general and administrative expenses
Three months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $4.0 million of selling, general and administrative expenses during the three months ended June 30, 2023.
Six months ended June 30, 2024 vs. 2023
Selling, general and administrative expenses decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023, partially offset by an increase in corporate overhead costs allocated to AMCNI. 25/7 Media incurred $8.4 million of selling, general and administrative expenses during the six months ended June 30, 2023.
Segment adjusted operating income
Three months ended June 30, 2024 vs. 2023
The increase in segment adjusted operating income was primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, partially offset by the impact of the non-renewal of an AMCNI distribution agreement in the U.K. and the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $0.9 million of adjusted operating income during the three months ended June 30, 2023.
Six months ended June 30, 2024 vs. 2023
The increase in segment adjusted operating income was primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, partially offset by an increase in corporate overhead costs allocated to AMCNI, the impact of the non-renewal of an AMCNI distribution agreement in the U.K., and the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $2.7 million of adjusted operating income during the six months ended June 30, 2023.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:	$(2,452)	$(2,495)	(1.7)%	$(5,822)	$(4,974)	17.0%
Technical and operating expenses (excluding depreciation and amortization)(a)	(1,105)	(2,316)	(52.3)	(2,652)	(5,222)	(49.2)
Selling, general and administrative expenses(b)	30,459	27,036	12.7	55,231	52,225	5.8
Segment adjusted operating income	$(31,806)	$(27,215)	16.9%	$(58,401)	$(51,977)	12.4%
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
Selling, general and administrative expenses for the three and six months ended June 30, 2024 compared to 2023 increased primarily due to higher employee related costs.

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
In connection with Amendment No. 3, AMC Networks made a partial prepayment of the Term Loan A Facility, bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement.

On April 9, 2024, AMC Networks issued $875 million aggregate principal amount of 10.25% Senior Secured Notes due January 15, 2029 (the “Secured Notes”). AMC Networks received net proceeds of $863.0 million, after deducting initial purchasers' discounts. The Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement.
On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
On June 21, 2024, AMC Networks Inc. completed a private unregistered offering of $143.8 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2029 (the “Convertible Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional Convertible Notes. AMC Networks received net proceeds of $139.4 million, after deducting initial purchasers' discounts. The Convertible Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s credit facilities and the Company’s 4.25% Senior Notes due 2029 and the Secured Notes, subject to certain exceptions, on a senior, unsecured basis.
In June 2024, the Company repurchased $15.0 million of its outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes.
During the three and six months ended June 30, 2024, approximately $28.6 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $802.6 million, as of June 30, 2024, included approximately $129.0 million held by foreign subsidiaries. Of this amount, approximately $25.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued and we do not expect to incur any significant, additional taxes related to the remaining balance.
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
The Revolving Credit Facility was not drawn upon at June 30, 2024. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of June 30, 2024.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$255,272	$25,047
Net cash used in investing activities	(12,022)	(12,988)
Net cash used in financing activities	(5,922)	(54,816)
Net increase (decrease) in cash and cash equivalents from operations	$237,328	$(42,757)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 amounted to $255.3 million and $25.0 million, respectively.
For the six months ended June 30, 2024, net cash provided by operating activities primarily resulted from $615.6 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $435.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $75.2 million.
For the six months ended June 30, 2023, net cash provided by operating activities primarily resulted from $709.3 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $644.1 million and restructuring initiatives of $88.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $48.3 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 amounted to $12.0 million and $13.0 million, respectively.
For the six months ended June 30, 2024, net cash used in investing activities consisted primarily of capital expenditures.
For the six months ended June 30, 2023, net cash used in investing activities consisted primarily of capital expenditures of $21.5 million, partially offset by proceeds from the sale of investments of $8.6 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 and 2023 amounted to $5.9 million and $54.8 million, respectively.
For the six months ended June 30, 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions and the Convertible Notes issuance as well as distributions to noncontrolling interests of $16.5 million.
For the six months ended June 30, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $27.1 million, principal payments on the Term Loan A Facility of $16.9 million, and taxes paid in lieu of shares issued for equity-based compensation of $7.2 million.

Free Cash Flow3
The following table summarizes Free Cash Flow for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$255,272	$25,047
Less: capital expenditures	(15,958)	(21,450)
Free cash flow	$239,314	$3,597
The increase in free cash flow is reflective of our cost management measures, including remaining prudent with our investments in programming, and due to the timing of payments made in connection with our restructuring initiatives.

Supplemental Cash Flow Information	Six Months Ended June 30,
	2024	2023
Restructuring initiatives	$(8,103)	$(88,506)
Distributions to noncontrolling interests	(16,520)	(27,087)

Contractual Obligations
As of June 30, 2024, our contractual obligations not reflected on the condensed consolidated balance sheet decreased $3.2 million, as compared to December 31, 2023, to $870.4 million. The decrease was primarily driven by payments for program rights, partially offset by additional program rights commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of June 30, 2024 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2024 included $875.0 million of 10.25% Senior Secured Notes due 2029, $985.0 million of 4.25% Senior Notes due 2029, and $143.8 million of 4.25% Convertible Senior Notes due 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
3 Free Cash Flow is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 45 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$875,842	$—	$1,009,946
Operating expenses	—	718,568	—	753,189
Operating income	$—	$157,274	$—	$256,757
Income before income taxes	$41,117	$125,128	$223,608	$304,027
Net income	16,569	118,673	173,849	299,434

Balance Sheet	June 30, 2024		December 31, 2023
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$91,076	$—	$—
Current assets	15,816	1,384,796	61,931	1,156,533
Non-current assets	3,752,217	3,058,243	3,676,129	3,301,046

Liabilities and equity:
Amounts due to subsidiaries	$66,366	$246	$54,627	$2,456
Current liabilities	155,094	572,511	173,031	666,783
Non-current liabilities	2,559,230	220,774	2,516,977	224,051

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended June 30, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$102,735	$(43,795)	$(48,152)	$10,788
Share-based compensation expenses	2,748	905	4,804	8,457
Depreciation and amortization	10,800	4,151	11,542	26,493
Restructuring and other related charges	2,931	—	—	2,931
Impairment and other charges	28,815	68,004	—	96,819
Cloud computing amortization	3,283	—	—	3,283
Majority owned equity investees AOI	4,036	—	—	4,036
Adjusted operating income (loss)	$155,348	$29,265	$(31,806)	$152,807

	Three Months Ended June 30, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$162,530	$(11,705)	$(45,124)	$105,701
Share-based compensation expenses	2,192	846	4,610	7,648
Depreciation and amortization	11,663	4,902	9,180	25,745
Restructuring and other related charges	3,905	261	1,875	6,041
Impairment and other charges	—	24,882	—	24,882
Cloud computing amortization	5	—	2,244	2,249
Majority owned equity investees AOI	4,511	—	—	4,511
Adjusted operating income (loss)	$184,806	$19,186	$(27,215)	$176,777

	Six Months Ended June 30, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$244,752	$(35,186)	$(88,600)	$120,966
Share-based compensation expenses	5,978	1,671	6,883	14,532
Depreciation and amortization	20,827	8,176	23,316	52,319
Restructuring and other related charges	2,931	—	—	2,931
Impairment and other charges	28,815	68,004	—	96,819
Cloud computing amortization	6,831	—	—	6,831
Majority owned equity investees AOI	7,533	—	—	7,533
Adjusted operating income (loss)	$317,667	$42,665	$(58,401)	$301,931

	Six Months Ended June 30, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$362,018	$2,437	$(85,450)	$279,005
Share-based compensation expenses	6,639	1,685	4,969	13,293
Depreciation and amortization	23,517	9,673	18,430	51,620
Restructuring and other related charges	4,723	1,646	5,605	11,974
Impairment and other charges	—	24,882	—	24,882
Cloud computing amortization	10	—	4,469	4,479
Majority owned equity investees AOI	7,287	—	—	7,287
Adjusted operating income (loss)	$404,194	$40,323	$(51,977)	$392,540

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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$255,272	$25,047
Less: capital expenditures	(15,958)	(21,450)
Free cash flow	$239,314	$3,597

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2024, the carrying value of our fixed rate debt of $1.97 billion was more than its fair value of $1.65 billion by approximately $320.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2024 would increase the estimated fair value of our fixed rate debt by approximately $60.2 million to approximately $1.71 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three and six months ended June 30, 2024, we did not have any interest rate swap contracts outstanding.
As of June 30, 2024, we had $2.4 billion of debt outstanding (excluding finance leases), of which $416.9 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2024 would increase our annual interest expense by approximately $4.2 million. The interest rate paid on approximately 83% of our debt (excluding finance leases) as of June 30, 2024 is fixed.

Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized losses of $1.2 million and $3.9 million for the three and six months ended June 30, 2024, respectively, and gains of $3.1 million and $2.5 million for the three and six months ended June 30, 2023, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income (loss).
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2024, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three and six months ended June 30, 2024, the Company did not repurchase any of its Class A common stock. As of June 30, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1
Indenture, dated as of April 9, 2024, among AMC Networks, as issuer, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024).

10.2
Amendment No. 3, dated as of April 9, 2024, to Second Amended and Restated Credit Agreement, dated as of July 28, 2017, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024).

10.3
Indenture, dated as of June 21, 2024, by and among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2024).

10.4
Form of Global Note, representing AMC Networks Inc.’s 4.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q) (incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2024).

10.5	Separation Agreement, dated July 26, 2024, by and between AMC Networks Inc. and James G. Gallagher.

22	Guarantor Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC Networks Inc.

Date:	August 9, 2024	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	August 9, 2024	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer