Form 10-Q
period 2024-09-30
AMC Networks Inc.
filed 2024-11-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of November 1, 2024:

Class A Common Stock par value $0.01 per share	32,636,371
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$816,377	$570,576
Accounts receivable, trade (less allowance for doubtful accounts of $9,207 and $9,488)	647,601	664,396
Current portion of program rights, net	9,136	7,880
Prepaid expenses and other current assets	212,599	380,518
Total current assets	1,685,713	1,623,370
Property and equipment, net of accumulated depreciation of $449,533 and $403,708	135,084	159,237
Program rights, net	1,775,628	1,802,653
Intangible assets, net	226,758	268,558
Goodwill	559,200	626,496
Deferred tax assets, net	13,307	11,456
Operating lease right-of-use assets	64,513	71,163
Other assets	365,206	406,854
Total assets	$4,825,409	$4,969,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$88,964	$89,469
Accrued liabilities	305,614	385,838
Current portion of program rights obligations	220,210	301,221
Deferred revenue	68,682	65,736
Current portion of long-term debt	7,500	67,500
Current portion of lease obligations	34,523	33,659
Total current liabilities	725,493	943,423
Program rights obligations	152,588	150,943
Long-term debt, net	2,335,061	2,294,249
Lease obligations	69,119	87,240
Deferred tax liabilities, net	152,310	160,383
Other liabilities	57,382	74,306
Total liabilities	3,491,953	3,710,544
Commitments and contingencies
Redeemable noncontrolling interests	185,182	185,297
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized, 66,730 and 66,670 shares issued and 32,614 and 32,077 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized, 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	377,345	378,877
Accumulated earnings	2,376,908	2,321,105
Treasury stock, at cost (34,117 and 34,593 shares Class A Common Stock, respectively)	(1,408,832)	(1,419,882)
Accumulated other comprehensive loss	(229,154)	(232,831)
Total AMC Networks stockholders' equity	1,117,049	1,048,051
Non-redeemable noncontrolling interests	31,225	25,895
Total stockholders' equity	1,148,274	1,073,946
Total liabilities and stockholders' equity	$4,825,409	$4,969,787
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$599,614	$636,954	$1,822,009	$2,033,029
Operating expenses:
Technical and operating (excluding depreciation and amortization)	287,746	284,900	840,049	933,590
Selling, general and administrative	191,622	187,232	588,679	567,136
Depreciation and amortization	23,097	28,009	75,416	79,629
Impairment and other charges	—	5,400	96,819	30,282
Restructuring and other related charges	3,496	10,563	6,427	22,537
Total operating expenses	505,961	516,104	1,607,390	1,633,174
Operating income	93,653	120,850	214,619	399,855
Other income (expense):
Interest expense	(45,123)	(38,757)	(121,180)	(115,304)
Interest income	9,303	11,686	27,480	26,944
Loss on extinguishment of debt, net	(352)	—	(105)	—
Miscellaneous, net	8,850	(2,211)	5,153	12,518
Total other expense	(27,322)	(29,282)	(88,652)	(75,842)
Income from operations before income taxes	66,331	91,568	125,967	324,013
Income tax expense	(19,891)	(23,671)	(54,433)	(82,725)
Net income including noncontrolling interests	46,440	67,897	71,534	241,288
Net income attributable to noncontrolling interests	(5,058)	(4,473)	(13,583)	(4,015)
Net income attributable to AMC Networks' stockholders	$41,382	$63,424	$57,951	$237,273

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.93	$1.44	$1.31	$5.42
Diluted	$0.76	$1.44	$1.21	$5.40

Weighted average common shares:
Basic	44,607	43,951	44,381	43,786
Diluted	56,149	44,041	49,038	43,905
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income including noncontrolling interests	$46,440	$67,897	$71,534	$241,288
Other comprehensive income (loss):
Foreign currency translation adjustment	20,563	(27,860)	4,997	(6,216)
Comprehensive income	67,003	40,037	76,531	235,072
Less: Comprehensive income attributable to noncontrolling interests	(6,655)	(3,389)	(14,903)	(4,053)
Comprehensive income attributable to AMC Networks' stockholders	$60,348	$36,648	$61,628	$231,019
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092
Net income attributable to AMC Networks’ stockholders	—	—	—	41,382	—	—	41,382	—	41,382
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,245	1,245
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,784)	—	—	—	(2,784)	—	(2,784)
Other comprehensive income (loss)	—	—	—	—	—	18,966	18,966	1,597	20,563
Share-based compensation expenses	—	—	5,776	—	—	—	5,776	—	5,776
Balance, September 30, 2024	$667	$115	$377,345	$2,376,908	$(1,408,832)	$(229,154)	$1,117,049	$31,225	$1,148,274

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2023	$666	$115	$366,553	$2,279,490	$(1,419,882)	$(219,276)	$1,007,666	$32,585	$1,040,251
Net income attributable to AMC Networks’ stockholders	—	—	—	63,424	—	—	63,424	—	63,424
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	417	417
Distributions to noncontrolling member	—	—	—	—	—	—	—	(317)	(317)
Other comprehensive income (loss)	—	—	—	—	—	(26,776)	(26,776)	(1,084)	(27,860)
Share-based compensation expenses	—	—	6,378	—	—	—	6,378	—	6,378
Tax withholding associated with shares issued under employee stock plans	—	—	(6)	—	—	—	(6)	—	(6)
Balance, September 30, 2023	$666	$115	$372,925	$2,342,914	$(1,419,882)	$(246,052)	$1,050,686	$31,601	$1,082,287

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	57,951	—	—	57,951	—	57,951
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	10,203	10,203
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(8,312)	—	—	—	(8,312)	—	(8,312)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Other comprehensive income (loss)	—	—	—	—	—	3,677	3,677	1,320	4,997
Share-based compensation expenses	—	—	20,308	—	—	—	20,308	—	20,308
Common stock issued under employee stock plans	—	—	(8,902)	(2,148)	11,050	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, September 30, 2024	$667	$115	$377,345	$2,376,908	$(1,408,832)	$(229,154)	$1,117,049	$31,225	$1,148,274

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	237,273	—	—	237,273	—	237,273
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(13,111)	(13,111)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(2,151)	(2,151)
Other comprehensive income (loss)	—	—	—	—	—	(6,254)	(6,254)	38	(6,216)
Share-based compensation expenses	—	—	19,908	—	—	—	19,908	—	19,908
Tax withholding associated with shares issued under employee stock plans	5	—	(7,234)	—	—	—	(7,229)	—	(7,229)
Balance, September 30, 2023	$666	$115	$372,925	$2,342,914	$(1,419,882)	$(246,052)	$1,050,686	$31,601	$1,082,287

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$71,534	$241,288
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75,416	79,629
Non-cash impairment and other charges	96,819	24,882
Share-based compensation expenses related to equity classified awards	20,308	19,671
Non-cash restructuring and other related charges	1,641	11,916
Amortization and write-off of program rights	641,706	626,685
Amortization of deferred carriage fees	18,362	15,662
Unrealized foreign currency transaction (gain) loss	(5,311)	7,778
Amortization of deferred financing costs and discounts on indebtedness	5,375	5,876
Deferred income taxes	(9,857)	2,973
Other, net	(562)	(2,775)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	18,012	48,570
Prepaid expenses and other assets	184,066	141,596
Program rights and obligations, net	(691,545)	(844,332)
Deferred revenue	2,847	(65,548)
Accounts payable, accrued liabilities and other liabilities	(111,304)	(182,732)
Net cash provided by operating activities	317,507	131,139
Cash flows from investing activities:
Capital expenditures	(24,252)	(28,392)
Return of capital from investees	1,379	696
Proceeds from sale of investments	—	8,565
Other investing activities, net	2,706	(103)
Net cash used in investing activities	(20,167)	(19,234)
Cash flows from financing activities:
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	862,969	—
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	139,437	—
Tender and redemption of 4.75% Senior Notes due 2025	(774,729)	—
Principal payments on Term Loan A Facility	(233,750)	(25,313)
Repurchase of 4.25% Senior Notes due 2029	(10,129)	—
Payments for financing costs	(10,450)	(342)
Deemed repurchases of restricted stock units	(4,626)	(7,229)
Principal payments on finance lease obligations	(3,461)	(3,134)
Distributions to noncontrolling interests	(18,000)	(47,546)
Purchase of noncontrolling interests	—	(1,343)
Net cash used in financing activities	(52,739)	(84,907)
Net increase in cash and cash equivalents from operations	244,601	26,998
Effect of exchange rate changes on cash and cash equivalents	1,200	(1,813)
Cash and cash equivalents at beginning of period	570,576	930,002
Cash and cash equivalents at end of period	$816,377	$955,187

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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2024, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to future performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	September 30, 2024	December 31, 2023
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$714,894	$750,390
Contract assets, short-term (included in Prepaid expenses and other current assets)	—	2,364
Contract liabilities, short-term (Deferred revenue)	68,682	65,736
Revenue recognized for the nine months ended September 30, 2024 and 2023 relating to the contract liabilities at December 31, 2023 and 2022 was $46.5 million and $102.6 million, respectively.
During the second quarter of 2024, we recognized revenues of $13.4 million for a one-time retroactive adjustment reported and paid by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of September 30, 2024, the Company had not yet sold any customer receivables under this agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 3. Net Income per Share
Net income per basic share is based upon net income attributable to AMC Networks' stockholders divided by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Net income per diluted share reflects the dilutive effects of AMC Networks' outstanding equity-based awards and the assumed conversion of the 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to AMC Networks' stockholders used for basic net income per share	$41,382	$63,424	$57,951	$237,273
Add: Convertible Notes interest expense, net of tax	1,144	—	1,260	—
Net income attributable to AMC Networks' stockholders used for diluted net income per share	$42,526	$63,424	$59,211	$237,273

Basic weighted average common shares outstanding	44,607	43,951	44,381	43,786
Effect of dilution:
Restricted stock units	257	90	456	119
Convertible Notes	11,285	—	4,201	—
Diluted weighted average common shares outstanding	56,149	44,041	49,038	43,905

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.93	$1.44	$1.31	$5.42
Diluted	$0.76	$1.44	$1.21	$5.40
For the three and nine months ended September 30, 2024, 2.8 million of restricted stock units ("RSUs") have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
For the three and nine months ended September 30, 2023, 1.9 million of RSUs have been excluded from diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2024 and 2023, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $3.5 million for the three months ended September 30, 2024, consisting primarily of severance and employee-related costs, and $6.4 million for the nine months ended September 30, 2024, consisting primarily of severance and employee-related costs, as well as content impairments in connection with WE tv shifting to a reduced originals strategy.
Restructuring and other related charges were $10.6 million and $22.5 million for the three and nine months ended September 30, 2023, respectively, related to a restructuring plan (the "Plan") that commenced on November 28, 2022. During the third quarter of 2023, the Company exited a portion of its office space in its corporate headquarters in New York and all of its office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of the New York office, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations. The remaining charges for the nine months ended September 30, 2023 consisted primarily of severance and other personnel costs in connection with the Plan.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the restructuring and other related charges recognized by operating segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic Operations	$3,454	$(783)	$6,385	$3,940
International	—	(4)	—	1,642
Corporate / Inter-segment eliminations	42	11,350	42	16,955
Total restructuring and other related charges	$3,496	$10,563	$6,427	$22,537

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2023	$8,726	$5,008	$13,734
Charges	5,370	1,057	6,427
Cash payments	(7,725)	(2,626)	(10,351)
Non-cash adjustments	—	(1,641)	(1,641)
Other	(902)	(103)	(1,005)
Balance at September 30, 2024	$5,469	$1,695	$7,164
Accrued restructuring and other related costs of $7.2 million are included in Accrued liabilities in the condensed consolidated balance sheet at September 30, 2024. Accrued restructuring and other related costs of $12.1 million and $1.6 million are included in Accrued liabilities and Other liabilities, respectively, in the condensed consolidated balance sheet at December 31, 2023.

Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$76,360	$655,968	$732,328
In-production and in-development	—	286,056	286,056
Total owned original program rights, net	$76,360	$942,024	$1,018,384

Licensed program rights, net:
Licensed film and acquired series	$384	$574,710	$575,094
Licensed originals	—	110,282	110,282
Advances and other production costs	—	81,004	81,004
Total licensed program rights, net	384	765,996	766,380
Program rights, net	$76,744	$1,708,020	$1,784,764

Current portion of program rights, net			$9,136
Program rights, net (long-term)			1,775,628
			$1,784,764

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
			$1,810,533

Amortization, including write-offs, of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$20,707	$77,289	$97,996	$62,872	$215,959	$278,831
Licensed program rights	148	128,846	128,994	1,980	360,895	362,875
Program rights amortization	$20,855	$206,135	$226,990	$64,852	$576,854	$641,706

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$21,116	$63,800	$84,916	$101,947	$165,547	$267,494
Licensed program rights	485	110,898	111,383	2,620	356,571	359,191
Program rights amortization	$21,601	$174,698	$196,299	$104,567	$522,118	$626,685
For programming rights predominantly monetized individually or as a group, the Company periodically reviews the programming usefulness of licensed and owned original program rights based on several factors, including expected future revenue generation from airings on the Company's networks and streaming services and other exploitation opportunities, ratings, type and quality of program material, standards and practices, and fitness for exhibition through various forms of distribution. If events or changes in circumstances indicate that the fair value of a film predominantly monetized individually or a film group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no significant program rights write-offs included in technical and operating expenses for the three and nine months ended September 30, 2024 or 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In the normal course of business, the Company may qualify for tax incentives through eligible investments in productions. Receivables related to tax incentives earned on production spend as of September 30, 2024 consisted of $150.6 million recorded in Prepaid expenses and other current assets and $57.8 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2023 consisted of $230.3 million recorded in Prepaid expenses and other current assets and $49.9 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the condensed consolidated balance sheet.
Equity Method Investments
Equity method investments were $84.4 million and $83.1 million at September 30, 2024 and December 31, 2023, respectively.
Non-marketable Equity Securities
Investments in non-marketable equity securities were $43.9 million and $41.6 million at September 30, 2024 and December 31, 2023, respectively. No gains or losses were recorded on non-marketable equity securities for the three and nine months ended September 30, 2024, or the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recognized impairment charges of $1.7 million on certain investments, which are included in Miscellaneous, net in the condensed consolidated statements of income.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2023	$348,732	$277,764	$626,496
Impairment charge	—	(68,004)	(68,004)
Foreign currency translation	—	708	708
September 30, 2024	$348,732	$210,468	$559,200
Impairment and other charges for the nine months ended September 30, 2024 included a $68.0 million goodwill impairment charge at AMCNI recorded in the second quarter of 2024, as further discussed below.
As of September 30, 2024 and December 31, 2023, accumulated impairment charges in the International segment totaled $253.5 million and $185.5 million, respectively, inclusive of the 25/7 Media impairment charges recorded in 2023 prior to the divestiture of that business in December 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2024
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$622,236	$(459,881)	$162,355	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	90,770	(46,267)	44,503	3 to 20 years
Total amortizable intangible assets	759,288	(552,430)	206,858
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$779,188	$(552,430)	$226,758

(In thousands)	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$618,778	$(421,968)	$196,810
Advertiser relationships	46,282	(42,806)	3,476
Trade names and other amortizable intangible assets	91,134	(42,762)	48,372
Total amortizable intangible assets	756,194	(507,536)	248,658
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$776,094	$(507,536)	$268,558

Aggregate amortization expense for amortizable intangible assets for the three months ended September 30, 2024 and 2023 was $7.9 million and $9.8 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $26.1 million and $30.7 million, respectively.
Excluding the $15.7 million impairment charge associated with BBCA recorded in the second quarter of 2024, as discussed below, estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2024	$34,069
2025	30,748
2026	29,764
2027	24,979
2028	22,808
Impairment Test of Long-Lived Assets and Goodwill
Impairment and other charges of $96.8 million for the nine months ended September 30, 2024 primarily consisted of a $68.0 million goodwill impairment charge at AMCNI and $29.2 million of long-lived asset impairment charges at BBCA, both of which were recorded in the second quarter of 2024. Impairment and other charges of $30.3 million for the nine months ended September 30, 2023 consisted primarily of goodwill and long-lived asset impairment charges of $24.9 million at 25/7 Media.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Goodwill is not amortized, but instead is tested for impairment at the reporting unit annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. During the second quarter of 2024, the Company determined that a triggering event had occurred with respect to the Company's decline in stock price. Accordingly, the Company performed quantitative assessments for all reporting units. The fair values were determined using a combination of an income approach, using a DCF model and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates, and enterprise specific discount rates. Additionally, the market comparables approach uses guideline company valuation multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations. Based on the valuations performed, the Company concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $68.0 million related to the AMCNI reporting unit, included in Impairment and other charges in the condensed consolidated statements of income. No impairment charges were required for our other reporting unit.
Additionally during the second quarter of 2024, given continued market challenges and linear declines, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $15.7 million was recorded for identifiable intangible assets and $13.5 million for other long-lived assets, which is included in Impairment and other charges in the condensed consolidated statements of income within the Domestic Operations operating segment. Fair values were determined using a market approach.
During the second quarter of 2023, and prior to its divestiture in December 2023, the Company revised its outlook for the 25/7 Media business, resulting in lower expected future cash flows. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in Impairment and other charges in the condensed consolidated statements of income within the International operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach.
During the second quarter of 2023, the Company also determined that a triggering event had occurred with respect to the 25/7 Media reporting unit, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF model, and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in Impairment and other charges in the condensed consolidated statements of income within the International operating segment.

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Employee related costs	$80,649	$93,866
Participations and residuals	157,027	164,375
Interest	25,981	31,749
Other accrued expenses	41,957	95,848
Total accrued liabilities	$305,614	$385,838

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 9. Long-term Debt
The following table summarizes the Company's long-term debt included in the condensed consolidated balance sheet as follows:

(In thousands)	September 30, 2024	December 31, 2023
Senior Secured Credit Facility: (a)
Term Loan A Facility	$373,750	$607,500
Senior Notes:
4.75% Senior Notes due August 2025	—	774,729
10.25% Senior Secured Notes due January 2029	875,000	—
4.25% Senior Notes due February 2029	985,010	1,000,000
4.25% Convertible Senior Notes due February 2029	143,750	—
Total long-term debt	2,377,510	2,382,229
Unamortized discount	(26,423)	(13,873)
Unamortized deferred financing costs	(8,526)	(6,607)
Long-term debt, net	2,342,561	2,361,749
Current portion of long-term debt	7,500	67,500
Noncurrent portion of long-term debt	$2,335,061	$2,294,249
(a)Represents the aggregate principal amount of the debt, with maturities of Term Loan A (Non-Extended) $90.0 million due February 2026, Term Loan A (Extended) $283.8 million due April 2028, and undrawn $175.0 million Revolving Credit Facility (as defined below) due April 2028. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.

4.25% Senior Notes due 2029
In June 2024, the Company repurchased $15.0 million of its outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. The Company recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write off a portion of the unamortized discount and deferred financing costs associated with the notes. The $4.7 million gain is included in Loss on extinguishment of debt, net within the condensed consolidated statements of income.
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
In connection with Amendment No. 3, AMC Networks made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. In connection with the $165.6 million partial prepayment of the Term Loan A Facility and the modification of the revolving loan commitments, the Company recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which is included in Loss on extinguishment of debt, net within the condensed consolidated statements of income.
During each of the second and third quarters of 2024, the Company repaid $8.1 million of borrowings under the Term Loan A Facility in accordance with the terms of the amended agreement. During the third quarter of 2024, the Company also voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility. In connection with this prepayment, the Company recorded a charge of $0.4 million to write-off a portion of the associated unamortized discount and deferred financing costs, which is included in Loss on extinguishment of debt, net within the condensed consolidated statements of income. In March 2024, the Company also repaid $16.9 million of borrowings under the Term Loan A Facility in accordance with the previous agreement.

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
Tender Offer and Redemption of 4.75% Senior Notes due 2025
On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, the Company recorded a charge of $3.1 million to write off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025, which is included in Loss on extinguishment of debt, net within the condensed consolidated statements of income.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 10. Leases
The following table summarizes the leases included in the condensed consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$64,513	$71,163
Finance	Property and equipment, net	9,060	9,884
Total lease assets		$73,573	$81,047
Liabilities
Current:
Operating	Current portion of lease obligations	$29,456	$28,971
Finance	Current portion of lease obligations	5,067	4,688
		$34,523	$33,659
Noncurrent:
Operating	Lease obligations	$58,508	$72,797
Finance	Lease obligations	10,611	14,443
		$69,119	$87,240

Total lease liabilities		$103,642	$120,899

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2024:
Assets
Cash equivalents	$191,597	$—	$—	$191,597
Foreign currency derivatives	—	7,621	—	7,621
Liabilities
Foreign currency derivatives	—	1,662	—	1,662

At December 31, 2023:
Assets
Foreign currency derivatives	$—	$8,277	$—	$8,277
Liabilities
Foreign currency derivatives	—	2,295	—	2,295
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
At September 30, 2024 and December 31, 2023, the Company did not have any material assets or liabilities measured at fair value on a recurring basis that would be considered Level III.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$367,352	$373,723
10.25% Senior Secured Notes due 2029	861,099	899,063
4.25% Senior Notes due 2029	974,938	709,207
4.25% Convertible Senior Notes due 2029	139,172	130,456
	$2,342,561	$2,112,449

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$602,551	$577,884
4.75% Senior Notes due 2025	771,013	745,677
4.25% Senior Notes due 2029	988,185	780,670
	$2,361,749	$2,104,231
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,319	$378
Foreign currency derivatives	Other assets	6,302	7,899
Liabilities:
Foreign currency derivatives	Accrued liabilities	$788	$1,065
Foreign currency derivatives	Current portion of program rights obligations	—	8
Foreign currency derivatives	Other liabilities	874	1,222

The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign currency derivatives	Miscellaneous, net	$473	$(736)	$(318)	$9,077

Note 13. Income Taxes
For the three and nine months ended September 30, 2024, income tax expense was $19.9 million on income from operations before income taxes of $66.3 million, and $54.4 million on income from operations before income taxes of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
$126.0 million, respectively, representing an effective tax rate of 30% and 43%, respectively. The effective tax rate for the nine months ended September 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2024 primarily consisted of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the three and nine months ended September 30, 2023, income tax expense was $23.7 million on income from operations before income taxes of $91.6 million, and $82.7 million on income from operations before income taxes of $324.0 million, respectively, representing an effective tax rate of 26% for both periods. The items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2023 primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation.
At September 30, 2024, the Company had foreign tax credit carry forwards of $55.2 million, expiring on various dates from 2024 through 2034. These carryforwards have been reduced to zero by a valuation allowance of $55.2 million as it is more likely than not that these carry forwards will not be realized.
During the second quarter of 2024, $28.6 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $816.4 million, as of September 30, 2024, included $142.9 million held by foreign subsidiaries. Of this amount, approximately $35.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued and we do not expect to incur any significant, additional taxes related to the remaining balance.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in the first quarter of 2024 and as of September 30, 2024, the Pillar Two minimum tax requirement is not expected to have a material impact upon the Company's results of operations or financial position for the year ending December 31, 2024.

Note 14. Commitments and Contingencies
Commitments
As of September 30, 2024, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheet increased $180.8 million, as compared to December 31, 2023, to $1,054.4 million. The increase was primarily driven by the execution of new long-term third-party service contracts.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. On September 25, 2024, a hearing was held on the Plaintiffs’ appeals. On November 4, 2024, the appellate court issued a decision affirming the trial court’s decisions in favor of the Company in the 2021 first phase trial and the 2022 motion for summary judgment. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023. On March 12, 2024, the arbitral panel issued a decision awarding the Plaintiffs the sum of approximately $7.8 million. The arbitral panel's decision did not have a material impact on the Company's financial condition or results of operations.
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement (the “MFN Litigation”). Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. On March 25, 2024, the Court issued a ruling denying the Company’s motion to dismiss and the parties are currently conducting discovery. The trial for this matter, initially scheduled for September 17, 2024, has been rescheduled to October 27, 2025. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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

Note 15. Equity Plans
During the third quarter of 2024, AMC Networks granted 12,968 RSUs under the 2011 Stock Plan for Non-Employee Directors to a non-employee director that vested on the date of grant.
During the second quarter of 2024, AMC Networks granted 104,546 RSUs under the 2011 Stock Plan for Non-Employee Directors to non-employee directors that vested on the date of grant.
During the first quarter of 2024, AMC Networks granted 2,025,265 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
There were no RSU vests for employees during the three months ended September 30, 2024. During the nine months ended September 30, 2024, 914,296 RSUs previously issued to employees of the Company vested. On the vesting date, 377,717 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 536,579 shares of

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
AMC Networks Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the nine months ended September 30, 2024 had an aggregate value of $4.6 million, which has been reflected as a financing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.
The Company recorded share-based compensation expenses of $5.8 million and $20.3 million for the three and nine months ended September 30, 2024, respectively, and $6.4 million and $19.9 million (including $0.2 million recorded as part of Restructuring and other related charges) for the three and nine months ended September 30, 2023, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income as part of Selling, general and administrative expenses.
As of September 30, 2024, there was $30.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.0 years.

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
The following tables summarize activity related to redeemable noncontrolling interest for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Three Months Ended September 30, 2024
June 30, 2024	$180,065
Net earnings	3,813
Distributions	(1,480)
Adjustment to redemption fair value	2,784
September 30, 2024	$185,182

(In thousands)	Three Months Ended September 30, 2023
June 30, 2023	$241,486
Net earnings	4,056
Distributions	(20,142)
September 30, 2023	$225,400

(In thousands)	Nine Months Ended September 30, 2024
December 31, 2023	$185,297
Net earnings	3,380
Distributions	(11,807)
Adjustment to redemption fair value	8,312
September 30, 2024	$185,182

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2023
December 31, 2022	$253,669
Net earnings	17,126
Distributions	(45,395)
September 30, 2023	$225,400
On November 1, 2024, the Company closed a transaction with BBC Studios in which it acquired the remaining 50.1% of the BBC America joint-venture that it had not previously owned for $42.0 million in cash. The Company now owns 100% of the BBC America business, with full operational control, and will continue to fully consolidate BBC America.
Assuming the transaction had closed on September 30, 2024, $132.9 million of redeemable noncontrolling interest related to BBC America, and reflected on the condensed consolidated balance sheet, would have been eliminated. Additionally, the Company’s future contractual programming commitments to BBC Studios would have been significantly reduced.

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.3 million for each of the three months ended September 30, 2024 and 2023, and $3.9 million for each of the nine months ended September 30, 2024 and 2023. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $7.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Non-Cash Investing and Financing Activities:
Operating lease additions	$8,269	$3,171
Capital expenditures incurred but not yet paid	1,651	2,243
Supplemental Data:
Cash interest paid	121,419	123,715
Income tax payments, net	9,970	28,829

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2024
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$316,002	$48,510	$—	$364,512
Content licensing and other	81,102	2,742	(4,335)	79,509
Distribution and other	397,104	51,252	(4,335)	444,021
Advertising	133,139	22,454	—	155,593
Consolidated revenues, net	$530,243	$73,706	$(4,335)	$599,614
Operating income (loss)	$129,978	$8,702	$(45,027)	$93,653
Share-based compensation expenses	2,608	775	2,393	5,776
Depreciation and amortization	8,695	4,065	10,337	23,097
Restructuring and other related charges	3,454	—	42	3,496
Cloud computing amortization	3,272	—	—	3,272
Majority-owned equity investees AOI	2,182	—	—	2,182
Adjusted operating income (loss)	$150,189	$13,542	$(32,255)	$131,476

(In thousands)	Three Months Ended September 30, 2023
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$332,135	$56,173	$—	$388,308
Content licensing and other	61,916	22,150	(1,842)	82,224
Distribution and other	394,051	78,323	(1,842)	470,532
Advertising	147,147	19,275	—	166,422
Consolidated revenues, net	$541,198	$97,598	$(1,842)	$636,954
Operating income (loss)	$161,627	$7,985	$(48,762)	$120,850
Share-based compensation expenses	3,494	815	2,069	6,378
Depreciation and amortization	11,536	4,271	12,202	28,009
Impairment and other charges	5,400	—	—	5,400
Restructuring and other related charges (credits)	(783)	(4)	11,350	10,563
Cloud computing amortization	5	—	2,331	2,336
Majority-owned equity investees AOI	3,732	—	—	3,732
Adjusted operating income (loss)	$185,011	$13,067	$(20,810)	$177,268

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2024
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$961,136	$148,963	$—	$1,110,099
Content licensing and other	209,431	8,942	(10,157)	208,216
Distribution and other	1,170,567	157,905	(10,157)	1,318,315
Advertising	422,193	81,501	—	503,694
Consolidated revenues, net	$1,592,760	$239,406	$(10,157)	$1,822,009
Operating income (loss)	$374,730	$(26,484)	$(133,627)	$214,619
Share-based compensation expenses	8,586	2,446	9,276	20,308
Depreciation and amortization	29,522	12,241	33,653	75,416
Impairment and other charges	28,815	68,004	—	96,819
Restructuring and other related charges	6,385	—	42	6,427
Cloud computing amortization	10,103	—	—	10,103
Majority-owned equity investees AOI	9,715	—	—	9,715
Adjusted operating income (loss)	$467,856	$56,207	$(90,656)	$433,407

(In thousands)	Nine Months Ended September 30, 2023
	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Revenues, net
Subscription	$1,013,419	$170,143	$—	$1,183,562
Content licensing and other	246,093	76,668	(6,816)	315,945
Distribution and other	1,259,512	246,811	(6,816)	1,499,507
Advertising	475,359	58,163	—	533,522
Consolidated revenues, net	$1,734,871	$304,974	$(6,816)	$2,033,029
Operating income (loss)	$523,645	$10,422	$(134,212)	$399,855
Share-based compensation expenses	10,133	2,500	7,038	19,671
Depreciation and amortization	35,053	13,944	30,632	79,629
Impairment and other charges	5,400	24,882	—	30,282
Restructuring and other related charges	3,940	1,642	16,955	22,537
Cloud computing amortization	15	—	6,800	6,815
Majority-owned equity investees AOI	11,019	—	—	11,019
Adjusted operating income (loss)	$589,205	$53,390	$(72,787)	$569,808
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $152.0 million and $142.5 million for the three months ended September 30, 2024 and 2023, respectively, and $447.3 million and $420.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International segments.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Inter-segment revenues
Domestic Operations	$(3,737)	$(1,825)	$(7,025)	$(6,451)
International	(598)	(17)	(3,132)	(365)
	$(4,335)	$(1,842)	$(10,157)	$(6,816)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
United States	$481,390	$524,044	$1,452,897	$1,681,909
Europe	80,492	76,332	260,618	233,817
Other	37,732	36,578	108,494	117,303
	$599,614	$636,954	$1,822,009	$2,033,029
One customer within the Domestic Operations segment accounted for approximately 16% and 15% of consolidated revenues, net for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, one customer within the Domestic Operations segment accounted for approximately 12% and 13%, respectively, of consolidated revenues.
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2024	December 31, 2023
Property and equipment, net
United States	$122,607	$146,314
Europe	11,035	11,850
Other	1,442	1,073
	$135,084	$159,237

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
•economic and business conditions and industry trends in the countries in which we operate, including fluctuations in inflation rates and recession risk;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2024, as well as an analysis of our cash flows for the nine months ended September 30, 2024 and 2023. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2024 as compared to December 31, 2023.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2023.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net
Domestic Operations	$530,243	$541,198	$1,592,760	$1,734,871
International	73,706	97,598	239,406	304,974
Inter-segment Eliminations	(4,335)	(1,842)	(10,157)	(6,816)
	$599,614	$636,954	$1,822,009	$2,033,029
Operating Income (Loss)
Domestic Operations	$129,978	$161,627	$374,730	$523,645
International	8,702	7,985	(26,484)	10,422
Corporate / Inter-segment Eliminations	(45,027)	(48,762)	(133,627)	(134,212)
	$93,653	$120,850	$214,619	$399,855
Adjusted Operating Income (Loss)
Domestic Operations	$150,189	$185,011	$467,856	$589,205
International	13,542	13,067	56,207	53,390
Corporate / Inter-segment Eliminations	(32,255)	(20,810)	(90,656)	(72,787)
	$131,476	$177,268	$433,407	$569,808
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 44 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

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
International
Our International segment consists of the operations of AMCNI, which earns revenue principally from the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. For the nine months ended September 30, 2024, distribution revenues represented 66% of the revenues of the International segment. Distribution revenue primarily includes subscription fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America.
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
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, including the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. Additionally, changes in macroeconomic factors and circumstances, particularly high inflation and interest rates, and uncertainty regarding changes to inflation rates and interest rates, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
Capital and credit market disruptions, as well as other events such as pandemics or other health emergencies, inflation, international conflict and recession, have in the past caused and could in the future cause economic downturns, which have led and may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services. Events such as these have in the past adversely impacted, and may in the future adversely impact, our results of operations, cash flows and financial position.

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

Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$364,512	$388,308	(6.1)%	$1,110,099	$1,183,562	(6.2)%
Content licensing and other	79,509	82,224	(3.3)%	208,216	315,945	(34.1)%
Distribution and other	444,021	470,532	(5.6)%	1,318,315	1,499,507	(12.1)%
Advertising	155,593	166,422	(6.5)%	503,694	533,522	(5.6)%
Total revenues, net	599,614	636,954	(5.9)%	1,822,009	2,033,029	(10.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	287,746	284,900	1.0%	840,049	933,590	(10.0)%
Selling, general and administrative	191,622	187,232	2.3%	588,679	567,136	3.8%
Depreciation and amortization	23,097	28,009	(17.5)%	75,416	79,629	(5.3)%
Impairment and other charges	—	5,400	n/m	96,819	30,282	n/m
Restructuring and other related charges	3,496	10,563	(66.9)%	6,427	22,537	(71.5)%
Total operating expenses	505,961	516,104	(2.0)%	1,607,390	1,633,174	(1.6)%
Operating income	93,653	120,850	(22.5)%	214,619	399,855	(46.3)%
Other income (expense):
Interest expense	(45,123)	(38,757)	16.4%	(121,180)	(115,304)	5.1%
Interest income	9,303	11,686	(20.4)%	27,480	26,944	2.0%
Loss on extinguishment of debt, net	(352)	—	n/m	(105)	—	n/m
Miscellaneous, net	8,850	(2,211)	500.3%	5,153	12,518	(58.8)%
Total other expense	(27,322)	(29,282)	(6.7)%	(88,652)	(75,842)	16.9%
Income from operations before income taxes	66,331	91,568	(27.6)%	125,967	324,013	(61.1)%
Income tax expense	(19,891)	(23,671)	(16.0)%	(54,433)	(82,725)	(34.2)%
Net income including noncontrolling interests	46,440	67,897	(31.6)%	71,534	241,288	(70.4)%
Net income attributable to noncontrolling interests	(5,058)	(4,473)	13.1%	(13,583)	(4,015)	n/m
Net income attributable to AMC Networks' stockholders	$41,382	$63,424	(34.8)%	$57,951	$237,273	(75.6)%
Percentage changes in the table above deemed "n/m" are not meaningful.

Revenues, net
Three months ended September 30, 2024 vs. 2023
Subscription revenues decreased 4.9% in our Domestic Operations business due to a decline in affiliate revenues, partially offset by an increase in streaming revenues, and decreased 13.6% in our International business primarily due to the non-renewal of an AMCNI distribution agreement in the United Kingdom ("U.K.") in the fourth quarter of 2023. We expect linear subscriber declines to continue in our Domestic Operations business, consistent with the declines across the cable ecosystem.

Content licensing and other revenues decreased 87.6% in our International business due to the divestiture of the 25/7 Media business on December 29, 2023. Content licensing and other revenues increased 31.0% in our Domestic Operations business primarily due to the delivery of 13 AMC branded shows in connection with our new content licensing agreement with Netflix. We expect content licensing revenues to vary for the remainder of 2024 and in 2025 based on the timing and availability of our programming to distributors.
Advertising revenues decreased 9.5% in our Domestic Operations business primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations business was partially offset by a 16.5% increase in our International business, primarily due to continued digital and advanced advertising growth in the U.K and increased ratings and growth across Central and Northern European advertising markets. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Nine months ended September 30, 2024 vs. 2023
Subscription revenues decreased 5.2% in our Domestic Operations business due to a decline in affiliate revenues, partially offset by an increase in streaming revenues, and decreased 12.4% in our International business primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased 14.9% in our Domestic Operations business due to the availability of deliveries in the period, and decreased 88.3% in our International business due to the divestiture of the 25/7 Media business on December 29, 2023.
Advertising revenues decreased 11.2% in our Domestic Operations business primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth. The decrease in our Domestic Operations business was partially offset by an increase of 40.1% in our International business, primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, digital and advanced advertising growth in the U.K. and increased ratings and growth across Central and Northern European advertising markets.
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
Three months ended September 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) increased 7.7% in our Domestic Operations business primarily due to an increase in program rights amortization driven by the slate of AMC originals premiering over the last twelve months. Technical and operating expenses (excluding depreciation and amortization) decreased 35.4% in our International business primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
Nine months ended September 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased 4.7% in our Domestic Operations business primarily due to the impacts in 2023 associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series, and the early termination of an output agreement that resulted in the acceleration of program rights amortization into 2023, partially offset by an increase in program rights amortization driven by the slate of AMC originals premiering over the last twelve months. Technical and operating expenses (excluding depreciation and amortization) decreased 38.3% in our International business primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
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

Three months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses increased 5.1% in our Domestic Operations business primarily due to higher employee related costs, partially offset by lower levels of marketing expenses related to the third quarter 2024 content slate, and decreased 18.0% in our International business primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
Nine months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses increased 6.0% in our Domestic Operations business primarily due to higher marketing and subscriber acquisition expenses and decreased 6.7% in our International business primarily due to the divestiture of the 25/7 Media business on December 29, 2023.
Impairment and other charges
Three months ended September 30, 2024
There were no impairment and other charges recorded during the third quarter of 2024.
Nine months ended September 30, 2024
During the second quarter of 2024, we determined that the decline in our stock price was an indicator of potential impairment of goodwill. Accordingly, we performed quantitative assessments for all of our reporting units and concluded that the fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, we recognized an impairment charge of $68.0 million, which is included in Impairment and other charges in the condensed consolidated statements of income.
Additionally, during the second quarter of 2024, given continued market challenges and linear declines, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $29.2 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the condensed consolidated statements of income within our Domestic Operations business.
Three months ended September 30, 2023
During the third quarter of 2023, the Company recorded a $5.4 million other charge.
Nine months ended September 30, 2023
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, we revised our outlook for the 25/7 Media business resulting in lower expected future cash flows. As a result, we determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media and an impairment charge of $24.9 million was recorded. Additionally, during the third quarter of 2023, the Company recorded a $5.4 million other charge.
Restructuring and other related charges
Three months ended September 30, 2024
For the three months ended September 30, 2024, restructuring and other related charges of $3.5 million primarily consisted of severance and employee-related costs in our Domestic Operations business.
Nine months ended September 30, 2024
For the nine months ended September 30, 2024, restructuring and other related charges of $6.4 million primarily consisted of severance and employee-related costs, as well as content impairments in connection with WE tv shifting to a reduced originals strategy, in our Domestic Operations business.
Three and nine months ended September 30, 2023
Restructuring and other related charges were $10.6 million and $22.5 million for the three and nine months ended September 30, 2023, respectively, related to a restructuring plan (the "Plan") that commenced on November 28, 2022. During the third quarter of 2023, the Company substantially completed the Plan and exited a portion of its office space in its corporate headquarters in New York and all of its office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of the New York office, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. The remaining costs consisted primarily of severance and other employee-related costs.

Operating income
Three months ended September 30, 2024 vs. 2023
The decrease in operating income was primarily attributable to a decrease in revenues, net of $37.3 million, partially offset by a reduction in total operating expenses of $10.1 million.
Nine months ended September 30, 2024 vs. 2023
The decrease in operating income was primarily attributable to a decrease in revenues, net of $211.0 million and the $68.0 million goodwill impairment charge at AMCNI, partially offset by a decrease in technical and operating expenses of $93.5 million.
Interest expense
Three months ended September 30, 2024 vs. 2023
The increase in interest expense was primarily due to an increase in average interest rates associated with the 10.25% Senior Secured Notes due 2029 refinancing the 4.75% Senior Notes due 2025, partially offset by the impact of a lower outstanding debt balance. Interest expense will continue to increase through the remainder of 2024, as compared to 2023, as a result of the refinancing and convertible note transactions described under “Liquidity and Capital Resources.”
Nine months ended September 30, 2024 vs. 2023
The increase in interest expense was primarily due to an increase in average interest rates associated with the 10.25% Senior Secured Notes due 2029 refinancing the 4.75% Senior Notes due 2025, partially offset by the impact of a lower outstanding debt balance.
Interest income
Three months ended September 30, 2024 vs. 2023
Interest income is primarily comprised of income generated from our money market mutual fund accounts and bank deposits. The decrease from the prior year can primarily be attributed to lower cash balances.
Nine months ended September 30, 2024 vs. 2023
The increase from the prior year can primarily be attributed to interest received in connection with a one-time retroactive adjustment reported and paid by a third party.
Loss on extinguishment of debt, net
Three months ended September 30, 2024
During the third quarter of 2024, we voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility, resulting in the recognition of a $0.4 million charge to write off a portion of the associated unamortized discount and deferred financing costs.
Nine months ended September 30, 2024
During the third quarter of 2024, we voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility, resulting in the recognition of a $0.4 million charge to write off a portion of the associated unamortized discount and deferred financing costs.
In June 2024, we repurchased $15.0 million of our outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. We recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write off a portion of the unamortized discount and deferred financing costs associated with the notes.
On April 22, 2024, we completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, we recorded a charge of $3.1 million to write off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025.

On April 9, 2024, we entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the "Credit Agreement"). In connection with Amendment No. 3, we made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In connection with the partial prepayment of the Term Loan A Facility and reduction of the revolving loan commitments, we recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement.
Miscellaneous, net
Three months ended September 30, 2024 vs. 2023
The increase in miscellaneous, net was primarily related to the impact of foreign currency fluctuations.
Nine months ended September 30, 2024 vs. 2023
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations and costs incurred in connection with the refinancing transactions in the second quarter of 2024.
Income tax expense
Three months ended September 30, 2024 vs. 2023
For the three months ended September 30, 2024, income tax expense was $19.9 million on income from operations before income taxes of $66.3 million, representing an effective tax rate of 30%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the three months ended September 30, 2023, income tax expense was $23.7 million on income from operations before income taxes of $91.6 million, representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation.
Nine months ended September 30, 2024 vs. 2023
For the nine months ended September 30, 2024, income tax expense was $54.4 million on income from operations before income taxes of $126.0 million, representing an effective tax rate of 43%. The effective tax rate for the nine months ended September 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
For the nine months ended September 30, 2023, income tax expense was $82.7 million on income from operations before income taxes of $324.0 million, representing an effective tax rate of 26%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense and tax expense related to non-deductible compensation.

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
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$316,002	$332,135	(4.9)%	$961,136	$1,013,419	(5.2)%
Content licensing and other	81,102	61,916	31.0	209,431	246,093	(14.9)
Distribution and other	397,104	394,051	0.8	1,170,567	1,259,512	(7.1)
Advertising	133,139	147,147	(9.5)	422,193	475,359	(11.2)
Total revenues, net	530,243	541,198	(2.0)	1,592,760	1,734,871	(8.2)
Technical and operating expenses (excluding depreciation and amortization)(a)	253,974	236,595	7.3	740,533	779,838	(5.0)
Selling, general and administrative expenses(b)	128,262	123,324	4.0	394,086	376,847	4.6
Majority-owned equity investees AOI	2,182	3,732	(41.5)	9,715	11,019	(11.8)
Segment adjusted operating income	$150,189	$185,011	(18.8)%	$467,856	$589,205	(20.6)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Three months ended September 30, 2024 vs. 2023
Subscription revenues decreased due to a 13.5% decline in affiliate revenues, partially offset by a 6.6% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $152.0 million and $142.5 million for the three months ended September 30, 2024 and 2023, respectively. Aggregate paid subscribers2 to our streaming services increased 5.4% to 11.8 million at September 30, 2024 compared to 11.1 million at September 30, 2023.
Content licensing and other revenues increased primarily due to the delivery of 13 AMC branded shows in connection with our new content licensing agreement with Netflix.
Advertising revenues decreased primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth.
Nine months ended September 30, 2024 vs. 2023
Subscription revenues decreased due to a 13.3% decline in affiliate revenues, partially offset by a 6.3% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines. Streaming revenues increased due to year-over-year subscriber growth and price increases. Subscription revenues include revenues related to the Company's streaming services of $447.3 million and $420.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Content licensing and other revenues decreased due to the availability of deliveries in the period, including $56.1 million of revenue associated with the 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, and the impact of $20.3 million recognized in 2023 associated with the early termination of an output agreement that resulted in the acceleration of revenue into 2023. These decreases were partially offset by the delivery of 13 AMC branded shows in connection with our new content licensing agreement with Netflix in the third quarter of 2024, and the sale of our rights and interests to Killing Eve in the first quarter of 2024.
Advertising revenues decreased primarily due to linear ratings declines and continued softness in the advertising market, partially offset by digital and advanced advertising revenue growth.
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to an increase in program rights amortization driven by the slate of AMC originals premiering over the last twelve months.
Nine months ended September 30, 2024 vs. 2023
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
Selling, general and administrative expenses
Three months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses increased primarily due to higher employee related costs, partially offset by lower levels of marketing expenses related to the third quarter 2024 content slate.
Nine months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses increased primarily due to higher marketing and subscriber acquisition expenses.
Segment adjusted operating income
Three and nine months ended September 30, 2024 vs. 2023
The decrease in segment adjusted operating income was primarily attributable to the revenue headwinds in our linear businesses.
International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:
Subscription	$48,510	$56,173	(13.6)%	$148,963	$170,143	(12.4)%
Content licensing and other	2,742	22,150	(87.6)	8,942	76,668	(88.3)
Distribution and other	51,252	78,323	(34.6)	157,905	246,811	(36.0)
Advertising	22,454	19,275	16.5	81,501	58,163	40.1
Total revenues, net	73,706	97,598	(24.5)	239,406	304,974	(21.5)
Technical and operating expenses (excluding depreciation and amortization)	33,663	52,089	(35.4)	100,362	162,630	(38.3)
Selling, general and administrative expenses(a)	26,501	32,442	(18.3)	82,837	88,954	(6.9)
Segment adjusted operating income	$13,542	$13,067	3.6%	$56,207	$53,390	5.3%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues, net
Three months ended September 30, 2024 vs. 2023
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $19.5 million of content licensing and other revenue during the three months ended September 30, 2023.
Advertising revenues increased primarily due to continued digital and advanced advertising growth in the U.K, and increased ratings and growth across Central and Northern European advertising markets.

Nine months ended September 30, 2024 vs. 2023
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $68.8 million of content licensing and other revenue during the nine months ended September 30, 2023.
Advertising revenues increased primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, digital and advanced advertising growth in the U.K, and increased ratings and growth across Central and Northern European advertising markets.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $15.5 million of technical and operating expenses during the three months ended September 30, 2023. The remaining decrease was primarily attributable to content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Nine months ended September 30, 2024 vs. 2023
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media incurred $53.7 million of technical and operating expenses during the nine months ended September 30, 2023. The remaining decrease was primarily attributable to content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Selling, general and administrative expenses
Three months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023, as well as a decrease in corporate overhead costs allocated to AMCNI. 25/7 Media incurred $3.2 million of selling, general and administrative expenses during the three months ended September 30, 2023.
Nine months ended September 30, 2024 vs. 2023
Selling, general and administrative expenses decreased primarily due to the divestiture of the 25/7 Media business on December 29, 2023, partially offset by increased selling expenses at AMCNI, including commissions. 25/7 Media incurred $11.6 million of selling, general and administrative expenses during the nine months ended September 30, 2023.
Segment adjusted operating income
Three months ended September 30, 2024 vs. 2023
The increase in segment adjusted operating income was primarily due to an increase in advertising revenues and a decrease in AMCNI selling, general and administrative expenses, partially offset by the impact of the non-renewal of an AMCNI distribution agreement in the U.K. and the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $0.8 million of adjusted operating income during the three months ended September 30, 2023.
Nine months ended September 30, 2024 vs. 2023
The increase in segment adjusted operating income was primarily due to the recognition of a one-time retroactive adjustment reported and paid by a third party for $13.4 million, partially offset by the impact of the non-renewal of an AMCNI distribution agreement in the U.K. and the divestiture of the 25/7 Media business on December 29, 2023. 25/7 Media generated $3.5 million of adjusted operating income during the nine months ended September 30, 2023.

Corporate and Inter-segment Elimination
The following table sets forth our Corporate and Inter-segment Eliminations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues, net:	$(4,335)	$(1,842)	135.3%	$(10,157)	$(6,816)	49.0%
Technical and operating expenses (excluding depreciation and amortization)(a)	(751)	(3,849)	(80.5)	(3,403)	(9,071)	(62.5)
Selling, general and administrative expenses(b)	28,671	22,817	25.7	83,902	75,042	11.8
Segment adjusted operating income	$(32,255)	$(20,810)	55.0%	$(90,656)	$(72,787)	24.5%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Revenue eliminations are primarily related to Domestic Operations revenues recognized for licensing sales to the International segment.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expense eliminations are primarily related to AMCNI programming amortization for content acquired from the Domestic Operations segment.
Selling, general and administrative expenses
Corporate overhead costs not allocated to the segments include such costs as executive salaries and benefits, costs of maintaining corporate headquarters, facilities and common support functions.
Selling, general and administrative expenses for the three and nine months ended September 30, 2024 compared to 2023 increased primarily due to higher employee related costs, including additional compensation incurred in connection with an executive officer's separation agreement.

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
In connection with Amendment No. 3, AMC Networks made a partial prepayment of the Term Loan A Facility, bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028. The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026. Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. In addition, we also voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility during the third quarter of 2024.

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
On November 1, 2024, the Company closed a transaction with BBC Studios in which it acquired the remaining 50.1% of the BBC America joint-venture that the Company had not previously owned for $42.0 million in cash. The Company now owns 100% of the BBC America business, with full operational control, and will continue to fully consolidate BBC America.
Assuming the transaction had closed on September 30, 2024, $132.9 million of redeemable noncontrolling interest related to BBC America, and reflected on the condensed consolidated balance sheet, would have been eliminated. Additionally, the Company’s future contractual programming commitments to BBC Studios would have been significantly reduced.
During the second quarter of 2024, $28.6 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $816.4 million, as of September 30, 2024, included $142.9 million held by foreign subsidiaries. Of this amount, approximately $35.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining repatriation amount, has been accrued and we do not expect to incur any significant, additional taxes related to the remaining balance.
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
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three and nine months ended September 30, 2024, the Company did not repurchase any of its Class A common stock. As of September 30, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
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
The Revolving Credit Facility was not drawn upon at September 30, 2024. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
AMC Networks was in compliance with all of its debt covenants as of September 30, 2024.

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$317,507	$131,139
Net cash used in investing activities	(20,167)	(19,234)
Net cash used in financing activities	(52,739)	(84,907)
Net increase in cash and cash equivalents from operations	$244,601	$26,998
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 amounted to $317.5 million and $131.1 million, respectively.
For the nine months ended September 30, 2024, net cash provided by operating activities primarily resulted from $915.4 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $691.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $93.6 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 amounted to $20.2 million and $19.2 million, respectively.
For the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of capital expenditures.
For the nine months ended September 30, 2023, net cash used in investing activities consisted primarily of capital expenditures of $28.4 million, partially offset by proceeds from the sale of investments of $8.6 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 amounted to $52.7 million and $84.9 million, respectively.
For the nine months ended September 30, 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions, the Convertible Notes issuance, principal payments on the Term Loan A Facility and distributions to noncontrolling interests of $18.0 million.
For the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of distributions to noncontrolling interests of $47.5 million, principal payments on the Term Loan A Facility of $25.3 million, taxes paid in lieu of shares issued for equity-based compensation of $7.2 million, and principal payments on finance leases of $3.1 million.

Free Cash Flow3
The following table summarizes Free Cash Flow for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$317,507	$131,139
Less: capital expenditures	(24,252)	(28,392)
Free cash flow	$293,255	$102,747
The increase in free cash flow is reflective of our cost management measures, including remaining prudent with our investments in programming, and due to the timing of payments made in connection with our restructuring initiatives.

Supplemental Cash Flow Information	Nine Months Ended September 30,
	2024	2023
Restructuring initiatives	$(10,351)	$(101,590)
Distributions to noncontrolling interests	(18,000)	(47,546)

Contractual Obligations
As of September 30, 2024, our contractual obligations not reflected on the condensed consolidated balance sheet increased $180.8 million, as compared to December 31, 2023, to $1,054.4 million. The increase was primarily driven by the execution of new long-term third-party service contracts.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of September 30, 2024 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2024 included $875.0 million of 10.25% Senior Secured Notes due 2029, $985.0 million of 4.25% Senior Notes due 2029, and $143.8 million of 4.25% Convertible Senior Notes due 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
3 Free Cash Flow is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 44 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,317,440	$—	$1,466,115
Operating expenses	—	1,084,303	—	1,107,533
Operating income	$—	$233,137	$—	$358,582
Income before income taxes	$99,373	$230,599	$307,735	$428,244
Net income	57,951	222,139	237,273	421,629

Balance Sheet	September 30, 2024		December 31, 2023
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$37	$88,460	$—	$—
Current assets	7,469	1,325,373	61,931	1,156,533
Non-current assets	3,749,569	3,056,587	3,676,129	3,301,046

Liabilities and equity:
Amounts due to subsidiaries	$51,296	$1,422	$54,627	$2,456
Current liabilities	106,111	519,749	173,031	666,783
Non-current liabilities	2,533,879	212,357	2,516,977	224,051

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Three Months Ended September 30, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$129,978	$8,702	$(45,027)	$93,653
Share-based compensation expenses	2,608	775	2,393	5,776
Depreciation and amortization	8,695	4,065	10,337	23,097
Restructuring and other related charges	3,454	—	42	3,496
Cloud computing amortization	3,272	—	—	3,272
Majority owned equity investees AOI	2,182	—	—	2,182
Adjusted operating income (loss)	$150,189	$13,542	$(32,255)	$131,476

	Three Months Ended September 30, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$161,627	$7,985	$(48,762)	$120,850
Share-based compensation expenses	3,494	815	2,069	6,378
Depreciation and amortization	11,536	4,271	12,202	28,009
Restructuring and other related charges (credits)	(783)	(4)	11,350	10,563
Impairment and other charges	5,400	—	—	5,400
Cloud computing amortization	5	—	2,331	2,336
Majority owned equity investees AOI	3,732	—	—	3,732
Adjusted operating income (loss)	$185,011	$13,067	$(20,810)	$177,268

	Nine Months Ended September 30, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$374,730	$(26,484)	$(133,627)	$214,619
Share-based compensation expenses	8,586	2,446	9,276	20,308
Depreciation and amortization	29,522	12,241	33,653	75,416
Restructuring and other related charges	6,385	—	42	6,427
Impairment and other charges	28,815	68,004	—	96,819
Cloud computing amortization	10,103	—	—	10,103
Majority owned equity investees AOI	9,715	—	—	9,715
Adjusted operating income (loss)	$467,856	$56,207	$(90,656)	$433,407

	Nine Months Ended September 30, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$523,645	$10,422	$(134,212)	$399,855
Share-based compensation expenses	10,133	2,500	7,038	19,671
Depreciation and amortization	35,053	13,944	30,632	79,629
Restructuring and other related charges	3,940	1,642	16,955	22,537
Impairment and other charges	5,400	24,882	—	30,282
Cloud computing amortization	15	—	6,800	6,815
Majority owned equity investees AOI	11,019	—	—	11,019
Adjusted operating income (loss)	$589,205	$53,390	$(72,787)	$569,808

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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$317,507	$131,139
Less: capital expenditures	(24,252)	(28,392)
Free cash flow	$293,255	$102,747

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2024, the carrying value of our fixed rate debt of $1.98 billion was more than its fair value of $1.74 billion by $236.5 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2024 would decrease the estimated fair value of our fixed rate debt by $10.5 million to $1.73 billion.
Managing our Interest Rate Risk
To manage interest rate risk, we enter into interest rate swap contracts from time to time to adjust the amount of total debt that is subject to variable interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative or trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are credit worthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent possible diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution. For the three and nine months ended September 30, 2024, we did not have any interest rate swap contracts outstanding.
As of September 30, 2024, we had $2.4 billion of debt outstanding (excluding finance leases), of which $373.8 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2024 would increase our annual interest expense by $3.7 million. The interest rate paid on approximately 84% of our debt (excluding finance leases) as of September 30, 2024 is fixed.

Managing our Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. The Company recognized gains of $8.5 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, and losses of $3.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
To manage foreign currency exchange rate risk, we enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
We also are exposed to fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive income (loss) and equity with respect to our holdings solely as a result of changes in foreign currency exchange rates.

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2024, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time.
For the three and nine months ended September 30, 2024, the Company did not repurchase any of its Class A common stock. As of September 30, 2024, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6. Exhibits.
(a)Index to Exhibits.

10.1
Separation Agreement, dated July 26, 2024, by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024).

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

AMC Networks Inc.

Date:	November 8, 2024	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	November 8, 2024	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer