Form 10-K
period 2024-12-31
AMC Networks Inc.
filed 2025-02-14
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $306 million.
The number of shares of common stock outstanding as of February 7, 2025:

Class A Common Stock par value $0.01 per share	32,651,186
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K there are statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues;
•market demand, including changes in viewer consumption patterns, for our programming networks, our subscription streaming services, our programming (including our owned original programming and our film content) and our production services;
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
•the loss of any of our key personnel or artistic talent;
•the impact of strikes, including those related to the Writers, Directors, and Screen Actors guilds;
•the security of our program rights and other electronic data;
•breaches or failures of our or our vendors’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
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
•changes in our business strategy;
•future acquisitions and dispositions of assets;
•our ability to successfully acquire new businesses and, if acquired, to integrate, and implement our plan with respect to businesses we acquire;
•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;
•the outcome of litigation, arbitration and other proceedings or investigations;
•whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;
•impairment charges related to our goodwill and other intangible assets;
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
We have operated in the entertainment industry for more than 40 years, and over that time we have created targeted and focused video entertainment products that we own and operate and that are powered by distinguished brands, including AMC, AMC+, BBC AMERICA ("BBCA"), IFC, SundanceTV, We TV, Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and IFC Films.
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
Internationally, we deliver programming that reaches subscribers in more than 100 countries and territories around the world. The international division of the Company, AMC Networks International ("AMCNI"), consists of our premier AMC global brand as well as a portfolio of popular, locally recognized brands delivering programming in a wide range of genres.
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
Growth and Innovation in Advertising and Advertising Technologies. We continue to leverage our high-quality popular content on our networks to optimize our advertising revenue. In addition, we are embracing an array of new advertising opportunities, including an expanding and robust presence on free ad-supported streaming ("FAST") and advertising video on demand ("AVOD") platforms. We currently have a total of 19 active distinct channels featuring our content, in different configurations, across major FAST platforms, such as Pluto TV, Plex, Sling TV and Samsung TV Plus.
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
SEGMENTS
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBC AMERICA, IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels distributed around the world.
In January 2024, the Company updated the name of its previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media production services business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update did not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report for the "International" operating segment includes the results of the 25/7 Media production services business through the date of divestiture.

For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations" and Note 20 to the accompanying consolidated financial statements.

Domestic Operations
Our flagship AMC brand consists of the AMC programming network, AMC+ streaming service and AMC Studios.
AMC programming network
•AMC is the home of some of the most popular and acclaimed dramas on television. As of December 31, 2024, AMC reached approximately 60 million subscribers(1) and had distribution agreements with all major United States ("U.S.") and Canada distributors.
•In 2024, AMC continued to expand The Walking Dead Universe franchise with the premiere of The Walking Dead: The Ones Who Live, featuring the iconic characters Rick and Michonne from the original series. The Walking Dead: The Ones Who Live was a fan-favorite sensation that quickly became the most watched series on AMC+ so far. Also in 2024, AMC brought viewers the second season in another popular spin-off in The Walking Dead Universe, The Walking Dead: Daryl Dixon, titled The Book of Carol. Both The Walking Dead: Daryl Dixon and another spin-off in The Walking Dead Universe, The Walking Dead: Dead City, will return for new seasons in 2025.
•In 2024, AMC brought viewers the popular and critically acclaimed second season of Anne Rice’s Interview with the Vampire, the first series in a burgeoning Anne Rice Immortal Universe, and announced a new series set to premiere in late 2025 called Anne Rice’s Talamasca: The Secret Order after kicking 2025 off with a second season of Anne Rice’s Mayfair Witches.
•In 2025, AMC is set to present the third season of Dark Winds, “perhaps the most ambitious Native-led TV show ever made,” according to The Hollywood Reporter, starring Zahn McClarnon and executive produced by Robert Redford and George R.R. Martin. The series has achieved 100% Fresh ratings on Rotten Tomatoes for each of its first two seasons.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Warner Bros., Sony, MGM, NBC Universal, Paramount, Lionsgate and Buena Vista. AMC generally structures its contracts for the exclusive cable television rights to air the films during identified window periods.
AMC+ streaming service
•Launched in 2020, AMC+ is the Company’s premium streaming bundle featuring an extensive lineup of popular and critically acclaimed programming from AMC, BBC AMERICA, IFC and SundanceTV along with full access to targeted streaming services Shudder, Sundance Now and the IFC Films library. Its content library includes fan favorites Mad Men, Interview with the Vampire, Killing Eve, The Killing, A Discovery of Witches, Halt & Catch Fire, Hell on Wheels, Turn: Washington’s Spies, The Terror, Into the Badlands, Preacher, Orphan Black, Rectify, Portlandia, Gangs of London and series from The Walking Dead Universe, among many others.
•In 2024, AMC+ continued to grow the popular The Walking Dead Universe franchise with two new installments, including the record-setting The Walking Dead: The Ones Who Live as well as the second season of the acclaimed The Walking Dead: Daryl Dixon titled The Book of Carol, and expanded its identity as a destination for fans with the celebrated second season of Anne Rice’s Interview with the Vampire, and the long-awaited final season of Snowpiercer. AMC+ also continued its legacy of producing new critically-acclaimed dramas with Monsieur Spade starring Clive Owen, the propulsive crime drama Parish starring Breaking Bad’s Giancarlo Esposito, as well as featuring a slate of premium films in partnership with IFC Films including Palme d’Or nominee The Taste of Things and the National Board of Review winner Ghostlight.
•AMC+ is available to subscribers through either ad-supported or commercial free plans through our direct-to consumer ("DTC") applications, as well as through multi-channel video programming distributors ("MVPDs") and virtual MVPDs, and digital streaming platforms such as Amazon Prime Video Channels, Apple TV Channels and The Roku Channel.
•AMC+ is currently available in several international markets including Canada, Spain, Australia and New Zealand.
1 Estimated U.S. subscribers as measured by Nielsen

AMC Studios
•AMC Studios is AMC Networks’ in-house production and distribution operation which launched in 2010 with The Walking Dead, the highest-rated show on cable television so far.
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
•Upcoming AMC Studios series include Anne Rice’s Talamasca: The Secret Order, and The Terror: Devil in Silver for AMC and AMC+. AMC Studios also produced Sanctuary: A Witch's Tale for Sundance Now, which premiered in January 2024.
•In addition to producing series for AMC Networks suite of channels, AMC Studios is an executive producer of the hit series SILO for Apple TV+.
Other Programming Networks
•As of December 31, 2024, We TV reached approximately 59 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•Driven by unscripted originals, We TV continues to be the #1 U.S. cable network for women, in particular black women, on Friday nights and home to a popular slate of series and franchises including Love After Lockup, Life After Lockup, Mama June: Family Crisis, Toya & Reginae, and the celebrated return of the We TV’s pioneers of family reality TV, the Braxton family, with 2024’s new docuseries The Braxtons.

•In 2024, We TV also premiered several new unscripted series, including The Barnes Bunch, following NBA legend Matt Barnes and his family; Deb’s House, a new competition reality series featuring Hip Hop pioneer and mogul Debra Antney, who also serves as executive producer; and the new reality series Tia Mowry: My Next Act.

•We TV's programming also includes popular series S.W.A.T., 9-1-1, Bones, NCIS, and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Sony, Lionsgate, NBC Universal, and Warner Bros.

•As of December 31, 2024, BBCA reached approximately 56 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•BBCA is a hub of innovative, culturally contagious programming with “Britishness” at its core. The network has attracted wide critical acclaim for its award-winning natural history programming from the BBC. In 2024, BBCA brought viewers a new landmark series narrated by Sir David Attenborough Planet Earth: Mammals from the award-winning BBC Natural History Unit, with the next landmark, Planet Earth: Asia, planned for 2025.
•BBCA is also the home of The Graham Norton Show, a popular United Kingdom ("U.K.") late night talk show with a lineup of celebrity guests.
1 Estimated U.S. subscribers as measured by Nielsen

•As of December 31, 2024, IFC reached approximately 52 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•IFC is the home of offbeat, unexpected comedies. Originals include the Emmy-nominated Cooper’s Bar starring Rhea Seahorn, In the Kitchen with Harry Hamlin, and SisterS starring Sarah Goldberg.
•IFC's slate includes a mix of fan favorite movies and popular television comedies ranging from Two and a Half Men and Everybody Loves Raymond to classic TV favorites such as Gilligan’s Island and Sanford and Son.

•As of December 31, 2024, SundanceTV reached approximately 49 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•SundanceTV launched in 1996 and is committed to the mission of celebrating creativity, distinctive storytelling and iconic films.
•SundanceTV attracts viewer and critical acclaim for its original unscripted programming, including Off Script with The Hollywood Reporter featuring the entertainment industry’s leading talents, the True Crime Story franchise featuring Smugshot and It Couldn’t Happen Here from Hilarie Burton Morgan, and new limited series such as 2024’s The Tailor of Sin City.

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
Our streaming services, including AMC+ and the following targeted services, ended 2024 with approximately 12.4 million aggregate paid streaming subscribers2.
•Acorn TV is North America’s largest streaming service specializing in premium British and international mysteries and dramas from around the world.
•Acorn TV’s 2024 programming slate featured new seasons of exclusive original series including the long-running detective drama The Brokenwood Mysteries, Dalgliesh based on the bestselling novels by PD James, British crime drama Whitstable Pearl, the Italian set Signora Volpe starring Emilia Fox, Harry Wild starring and executive produced by Emmy and Golden Globe winner Jane Seymour, the New Zealand set My Life Is Murder starring Lucy Lawless, and new breakout series Inspector Ellis starring Olivier Award winner Sharon D Clarke, among others.
•In 2024, Acorn TV also went into production on two new series filming in Ireland: Irish Blood, starring and executive produced by Alicia Silverstone; and Art Detectives starring True Blood’s Stephen Moyer. The new series Murder Before Evensong was also greenlit, which is based on the first novel in the Sunday Times best-selling series by British author the Reverend Richard Coles and starring Matthew Lewis of the Harry Potter franchise.
1 Estimated U.S. subscribers as measured by Nielsen
2 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

•Long-running fan favorite hit series returning in 2025 include Midsomer Murders, The Chelsea Detective, Murdoch Mysteries, and The Madame Blanc Mysteries, along with international favorites such as Darby and Joan set in the Australian outback and the South African production Recipes for Love & Murder.
•Acorn TV is currently available in key international markets including Canada, the U.K., Australia, New Zealand, and parts of Europe.
•Called “one of the best streaming services in the world” by RogerEbert.com, Shudder offers a premium selection in genre entertainment covering horror, thrillers and the supernatural, bringing subscribers Hollywood favorites, cult classics, original series, and a critically acclaimed slate of new and exclusive genre films.
•2024 programming highlights included such critic and audience hits as In A Violent Nature, Late Night with the Devil, Oddity, Baghead, Infested, Stopmotion, You’ll Never Find Me, Azrael, V/H/S/Beyond and the Nicolas Cage feature Arcadian, among many others.
•Shudder’s annual programming events included “Halfway to Halloween,” a month-long event featuring new movies, series and specials including a new season of The Last Drive-In with Joe Bob Briggs and Shudder’s #1 movie premiere so far Late Night with the Devil. Shudder also featured a super-sized new “Season of Screams” stunt, a three-month programming event surrounding Halloween featuring live events, watch parties and new releases every week, including the return of the fan-favorite found footage franchise V/H/S with its most watched installment yet V/H/S/Beyond, a new season of the popular reality competition series The Boulet Brothers’ Dragula, and the series premiere of Mark Duplass’s latest iteration of his cult Creep franchise with the six-part anthology series The Creep Tapes.
•Shudder is currently available in several international markets including Canada, the U.K., Ireland, Australia and New Zealand.
•Sundance Now offers a rich selection of engrossing dramas, imaginative fantasy, gripping mysteries and true crime, riveting documentaries and intelligent thrillers from gifted storytellers around the world.
•In 2024, the service debuted a strong slate of both original and acquired series, including The Long Shadow featuring David Morrissey and Toby Jones, Black Snow starring Travis Fimmel, Fifteen-Love featuring Aidan Turner, White Lies starring Natalie Dormer, The Newsreader with Sam Reid and Anna Torv, and a trio of fan favorite supernatural dramas Sanctuary: A Witch’s Tale, Domino Day: Lone Witch and Midwich Cuckoos: Village of the Damned.
•Sundance Now also houses a critically-acclaimed and award-winning library, including popular supernatural drama A Discovery of Witches, multi-Emmy winner State of the Union, glamorous international thriller Riviera, celebrated Norwegian Noir Wisting starring Carrie-Anne Moss, and Palme d’Or nominee The Taste of Things, among many other independent films and series.

•ALLBLK is focused on content from the Black perspective utilizing but not limited to Black creators, storytellers, cast and crew. An invitation to a world of streaming entertainment that is inclusively, but unapologetically – Black.
•Featuring a diverse lineup of content that spans genres and generations, ALLBLK premiered several new series, films and specials in 2024, including the final season of long running hit series Double Cross, new seasons of fan favorite series Kold & Windy and Wicked City; popular original films Lunar Lockdown, The Influencer and The Match; and hit comedy special Gary “G Thang” Johnson: Sitcho Ass Down.
•ALLBLK is also the streaming home for We TV’s engaging slate of unscripted originals, including celebrity docuseries such as Toya & Reginae, The Braxtons and Tia Mowry: My Next Act, breakout reality competition series

Deb’s House featuring Hip Hop pioneer and mogul Debra Antney, and the wildly popular Love After Lockup franchise.
•ALLBLK greenlit and completed production on hitman series Wild Rose, created by and starring R&B sensation Omarion, and the highly anticipated original film Operation: Aunties directed by Wendy Raquel Robinson and starring Martin’s Tisha Campbell.

•HIDIVE LLC (“HIDIVE”) operates an anime-focused streaming service offering a robust library of entertainment that includes television series, movies, and original video animations in both subtitled and dubbed audio formats. In addition to its deep and diverse catalog, HIDIVE offers first-run simulcasts of the best new anime at or near the same time as their Japanese broadcast, which in 2024 included the global hit series【OSHI NO KO】 Season 2, I Parry Everything!, Chained Soldier, and Loner Life in Another World, among others.
•HIDIVE is currently available in the U.S. and Canada as well as key overseas markets including the U.K., Ireland, Australia, and New Zealand.
•AMC Networks’ subsidiary Sentai Holdings, LLC (“Sentai”) is a leading global acquirer, producer and supplier of anime content that it distributes through its affiliates including HIDIVE, The Anime Network and Sentai Filmworks, as well as select commercial partners.

Film Distribution
AMC Networks also operates a film business that distributes movies under three very distinct brands: IFC Films, RLJ Entertainment Films and Shudder. The IFC Films brand is known for being a home to independent and auteur focused films, attracting high-profile talent and filmmakers. RLJ Entertainment Films is a market leader in acquiring tentpole and cast-driven genre content with an eye towards broad commercial appeal. Shudder operates the highest profile, horror-focused streaming service in the United States, and has become the prime destination for audiences to discover trend-setting filmmakers in the horror landscape. The film distribution business also operates IFC Films Unlimited, a subscription streaming service comprised of a broad range of theatrically-released and award-winning titles from its distribution brands. Each brand has a distinct approach while complementing one another - each synonymous with quality and commercial content, consistently debuting the next generation of distinguished filmmakers.

•IFC Films is a leading distributor of high-quality, talent-driven independent films, which included 17 new releases in 2024.
•IFC Films is a leader in progressive windowing strategies and pioneered the “day and date” model to maximize revenue and marketing effectiveness.
•IFC Films is known for its fostering approach to filmmakers, distributing the early films of directors such as Christopher Nolan, Greta Gerwig, Barry Jenkins, Alfonso Cuaron and Richard Linklater.
•Notable 2024 releases include the Oscar shortlisted international films The Taste of Things and Memoir of a Snail; Shudder’s Late Night with the Devil and Oddity; and RLJE Films’ Arcadian and Little Bites, among others.

AMC Networks Broadcasting & Technology
•AMC Networks Broadcasting & Technology is a full-service network programming feed origination and distribution company located in Bethpage, New York, which primarily services most of the national programming networks of the Company.

•AMC Networks Broadcasting & Technology consolidates origination and satellite communication functions in a 67,000 square-foot facility designed to keep AMC Networks at the forefront of network origination and distribution technology. AMC Networks Broadcasting & Technology has 40 plus years of experience across its network services groups, including network origination, affiliate engineering, network transmission, and traffic and scheduling that provide day-to-day delivery of any programming network, in high definition or standard definition.

International
AMCNI, consisting of our international programming businesses, operates a portfolio of channels centered around the flagship AMC channel and local channels supported by local production in the U.K., Latin America, and parts of Europe.
AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 100 countries and territories around the world, through operational centers in London, Madrid, Budapest, Prague, Warsaw, Miami, Buenos Aires and Mexico City.
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
•AMCNI operates a number of joint venture partnerships and managed channel services as well as DTC services.
◦A joint venture with Paramount International Networks delivers a portfolio of seven entertainment channels which is managed from London, including TRUE CRIME, TRUE CRIME XTRA, LEGEND and LEGEND XTRA (U.K. only) CBS Justice, FILMCAFE, and CBS Reality (available outside of the U.K.).
◦Dreamia, a joint venture with NOS in Portugal, delivers channels including Canal Hollywood, Canal Panda, Panda Kids, Biggs, Blast, Casa e Cozinha, and recently launched the over-the-top ("OTT") application Panda+.
•The UK portfolio of channels reaches viewers via the Sky, Virgin Media, Freesat and Freeview platforms and on demand via the WATCH FREE UK player available from Freesat, Freeview and YouView and downloadable via IOS, Android, and all major device/manufacturer stores. A significant part of AMCNI UK’s content library is also available via partnerships with major streaming platforms such as ITVx, FreeVee, Pluto TV, Rakuten TV and Samsung TV.
•Highlights of the top AMCNI locally recognized channels are detailed below:

•El Gourmet is a “go-to” TV culinary destination for Latin American audiences that connects with its viewers by celebrating local traditions and featuring culinary experiences from all over the world. Its mission is to reunite family and friends around the table to make memorable life experiences.
•Launched over two decades ago, El Gourmet offers 100% of its content in Spanish, with over 75% original productions and more than 200 episodes premiering each year, showcasing some of the greatest celebrity cooks of this region.

•Jim Jam is a pre-school kids channel focused on education, providing a stimulating, engaging and safe environment for 2-5 year olds and contributing to their social, intellectual, and emotional development by providing learning through fun.
•Popular content includes Bing, Fireman Sam, Thomas and Friends and Caillou.
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

REGULATION
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of regulators in the countries in which they operate, as well as international bodies, such as the European Union. The Federal Communications Commission (the "FCC") regulates U.S. programming networks directly in some limited respects; other FCC regulations, although imposed on cable television operators, satellite operators or other MVPDs, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change and legislative and regulatory proposals increasingly seek to cover all sources of content, including the digital platforms over which we offer content, which has affected and may continue to affect our regulatory burdens. The descriptions below are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
Closed Captioning and Other Accessibility
Our networks are required to provide closed-captioning of programming for the hearing impaired, and comply with other regulations designed to make our content more accessible, and we are required to provide closed captioning on certain video content that we offer on the Internet or through other Internet Protocol distribution methods. We must also ensure that our DTC applications can pass through closed captions on content and comply with certain other accessibility requirements. The U.S. Congress and the FCC periodically consider proposals to enhance that accessibility. Some of those proposals, if adopted, would increase our obligations substantially.
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
Some states also have sought to regulate the manner in which MVPDs package and offer programming. We generally do not allow our networks or individual programs on those networks to be offered by distributors on an "a la carte" basis.
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
Website and Streaming Service Requirements
We maintain various websites that provide information regarding our businesses and offer content for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety, oversight of user-generated content, and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and new frameworks regulating consumer privacy have recently been established at the state level and overseas, including the GDPR, the CCPA, the Video Privacy Protection Act (the "VPPA") and other similar comprehensive privacy laws that have been enacted in other states. The GDPR, the CCPA and other state laws impose, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for violations. In addition, the FCC from time to time considers whether some or all websites or DTC applications offering video programming should be considered MVPDs and regulated as such, which would increase our regulatory costs and obligations substantially.
Other Regulation
The FCC also imposes rules that may impact us regarding a variety of issues such as advertising in children's television and telemarketing. Programming businesses are also subject to regulation by regulators in the countries in which they operate, as well as international bodies, such as the European Union. In certain countries, these regulations include restrictions on the types of advertising that can be sold on our networks, programming content requirements, requirements to make programming available on non-discriminatory terms and local content quotas.
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
HUMAN CAPITAL RESOURCES
We are passionate about creating and curating celebrated series and films across distinct brands that connect with passionate fans and audiences in meaningful ways. We believe the key to our success and our ability to engage audiences in this way lies in the strength of our people and our culture. Our human capital management objectives are to invest in and support our employees so that we are able to attract, develop, motivate and retain a high performing workforce.
As of December 31, 2024, our global workforce included approximately 1,800 employees. In addition, for certain of our productions, the Company, through in-house and third-party production service companies, engages the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. Since these agreements are generally entered into on a per-project basis, negotiations occur on various agreements throughout the year. We believe that our relations with labor unions and our employees are generally good. Some examples of our human resources programs and initiatives are described below.
Employee Attraction, Retention and Training
Our Company has a proud legacy as the home to many of the greatest stories and characters in the history of TV and film. This history is imbued in our corporate culture and values and informs who we are and our mission to be a premier destination for passionate and engaged fan communities around the world with entertainment that stands out, drives popular culture and fuels the Company’s growth. We aim to recruit and retain top talent that reflects the communities where we live and work and the audiences who engage with our content by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; promoting continuous learning and development at all levels; and through our commitment to fostering a positive, inclusive and collaborative corporate culture. We assess employee sentiment annually through a global employee engagement survey to identify what we are doing well and what opportunities and challenges we should address in the coming year.
Health, Financial, Family and Well-being Benefits
Our benefit offerings are designed to meet the range of needs of our global workforce and support the health, finance and well-being of our employees. While offerings vary by location, in the U.S. they generally include: employee and family medical, dental and vision coverage; life and disability insurance coverage; family resources, such as adoption assistance, child/elder care, and college planning; retirement savings with a company match; identity theft protection; and employee assistance programs.
Compensation
Our approach to compensation is to pay for performance, encouraging and rewarding employees who deliver on our short- and long-term objectives. We aim to pay competitively to market across departments, levels and geographies to ensure equitable compensation, by applying our compensation policies consistently among our employees.
Learning & Development
Our talent management and development team promotes year-round learning opportunities for employees throughout the organization, including live in-person and virtual workshops and annual trainings across a variety of topics. We also partner with established industry organizations like CTAM, NAMIC and The WICT Network to provide development opportunities from leading educational institutions including the Harvard Business School, Stanford University and INSEAD, as well as entertainment and production organizations like the Handy Foundation and Reel Works to support and train the next generation of storytellers. Additionally, we promote a workplace culture where everyone treats each other with kindness and respect, prioritizing the well-being and security of our people, content and information through ongoing trainings covering anti-harassment and discrimination, inclusion and cultural awareness, information security and more.

Diversity and Inclusion
We seek to present programming that authentically speaks to and reflects the wide range of audiences we reach every day. We support opportunities for a broad range of voices to be represented in front of and behind the camera and to use our platforms to bring their visions to life. We encourage this through our "Future of Film" initiative, spotlighting works from emerging creative talents of all backgrounds. Additionally, we celebrate the diversity of our audiences through our ongoing heritage month collections.
Community & Social Impact
Giving and social impact programs and initiatives are an important part of our culture. Through philanthropic efforts, local outreach and partnerships, we support causes aimed at making a difference in the communities where we live and work. In 2024, we matched employee donations in support of hundreds of causes on our online giving and volunteering platform, Give Back at AMCN. Through the platform, employees can research charitable organizations and make personal donations, which the Company matches. To help foster further community impact, the Company also provides every employee with annual time off to volunteer in support of charitable organizations.
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

Item 1A. Risk Factors.
A wide range of risks may affect our business, financial condition and results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other economic, business, competitive, regulatory or other factors that are currently unknown or unpredictable or that we do not presently consider to be material that could have material adverse effects on our future results. Below is a summary of the principal factors that could materially adversely affect our business, financial condition and results of operations. This summary does not address all of the risks that we face.
Risks Related to Our Business
•Our dependence on viewer and distributor appeal of our programming, which is often unpredictable and volatile;
•Our ability to secure or maintain programming in adequate quantity or quality;
•Increased programming costs;
•Changes in the operating environment of multichannel distributors, including declines in the number of subscribers;
•Our ability to renew distribution agreements on favorable terms or at all;
•Our ability to attract and retain streaming subscribers;
•Adverse advertising market conditions in specific markets;
•Ongoing changes in business strategy, including decisions to make investments in new business, products, services, technologies and other strategic activities;
•Intense competition in the industries in which we operate;

•Our ability to adapt to new technological developments, including new content distribution platforms and the growing use of AI and to changes in consumer behavior resulting from these new technologies;
•Consolidation among cable, satellite and telecommunications service providers;
•Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content;
•Litigation and other legal proceedings; and
•Impairment charges related to goodwill and other intangible assets;

Economic and Operational Risks
•Risks from doing business internationally;
•Continually evolving cybersecurity and other technology-related risks;
•The interruption or unavailability of third-party facilities, systems and/or software upon which we rely;
•Failure or disruption of our technology facilities or loss of access to third party satellites;
•The loss of any of our key personnel or artistic talent;
•Regulatory constraints in the United States;
•Adverse regulation by foreign governments;
•Economic and financial problems in the United States or other parts of the world;
•Fluctuations in foreign exchange rates;
•Disruptions of or interferences with cloud computing services that we rely on;
•A pandemic or other health emergency;
•Our ability to achieve sustaining or improving operating expense reductions;
•Our ability to successfully make investments in, and/or acquire and integrate, other business, assets, products or technologies;
•Additional tax liabilities; and
•A significant amount of our book value consisting of intangible assets that may not generate cash in the event of a sale.

Risks Relating to Our Debt
•Our substantial long-term debt and high leverage;
•Our ability to generate sufficient cash to service all of our indebtedness;
•Our ability to refinance our indebtedness on favorable terms, or at all;
•Variable rates of interest, which some of our outstanding debt is based on;
•The various restrictive covenants in our debt agreements;
•Our ability to incur substantially more debt;
•Potential lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies;
•Our ability to raise the funds necessary to settle conversions of our Convertible Notes (as defined below); and
•The conditional conversion and fundamental change repurchase features of the Convertible Notes.

Risks Relating to Our Controlled Ownership
•The potential for conflicts of interest due to our controlled ownership by the Dolan family;
•Our ability to forgo certain corporate governance rules of Nasdaq due to our controlled ownership;
•Future stock sales, including as a result of the exercise of registration rights by certain of our stockholders;
•Our sharing of certain executives and directors with Sphere Entertainment Co., Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp., which may give rise to conflicts.

Risks Relating to Our Business
Our business depends on the appeal of our programming to our U.S. and international viewers and our distributors, which is often unpredictable and volatile.
Our business depends upon viewer preferences and audience acceptance of the programming on our networks in the United States and internationally. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in viewer preferences and/or interests in our markets. A change in viewer preferences has caused, and could in the future continue to cause, the audience for certain of our programming to decline, which has resulted in, and could in the future continue to result in, a reduction of advertising revenues and jeopardize our bargaining position with distributors. In addition, certain of our competitors have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may react more quickly than we might to shifts in tastes and interests.
The success of our business depends on original programming, and our ability to accurately predict how audiences will respond to our original programming is particularly important. Because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business. We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. We have incurred write-offs of program rights in the past, including $17.3 million for the year ended December 31, 2023 and $64.9 million for the year ended December 31, 2024, and may incur future program rights write-offs if it is determined that program rights have limited, or no, future usefulness.
In addition, our AMC, IFC and SundanceTV programming networks broadcast feature films. In general, the popularity of feature-film content on linear television has declined, and is expected to continue to decline, due in part to the broad availability of such content through an increasing number of distribution platforms. If the popularity of feature-film programming further declines, we may lose viewership, which would decrease our revenues.
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings would suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position with distributors, which could reduce our subscription and content licensing revenues. Ratings have declined in recent years, which has had a negative effect on our advertising revenues and our financial results. We cannot assure you that we will be able to maintain the success of any of our current programming or generate sufficient demand and market acceptance for our new programming.
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
Competition for programming has increased as the number of programming networks and streaming services has increased. Certain programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries have a competitive advantage over us. In addition to other cable programming networks, such as Paramount Global and Warner Bros. Discovery, Inc., we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription streaming services, such as Netflix, Apple TV and Amazon Prime. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs have adversely affected and may continue to adversely affect our profits.
We produce original programming and other content and may continue to invest in this area, the costs of which are significant. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original programming have been and are expected to continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed, and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Apple TV, and Amazon Prime, increases our programming content costs.
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, from time to time we have disputes with writers, producers and other creative talent over the amount of royalty and other payments (see Item 3, "Legal Proceedings" for additional information). We believe that disputes of this type are endemic to our business and similar disputes may arise from time to time in the future. Increases in the costs of programming have led to and may in the future lead to decreased profitability or otherwise adversely impact our business.
Although in some cases the financial commitment for original programming is partially offset by foreign, state or local tax incentives, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, reduced substantially, or cannot be utilized, we may incur higher costs in order to complete the production or produce additional seasons. If we are unable to produce original programming content on a cost-effective basis, our business, financial condition and results of operations may be materially adversely affected.
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other MVPDs. Subscription streaming services and virtual MVPDs have changed when, where and how audiences consume video content. These changes have significantly disrupted the traditional U.S. television industry, including by (i) disrupting the traditional television content distribution model with subscription streaming services and virtual MVPDs, which are increasing in number and some of which have a significant and growing subscriber base, (ii) disrupting the traditional advertising-supported television model as a result of increased video consumption through subscription streaming services and virtual MVPDs with no advertising or less advertising than on television networks and (iii) shifting the time viewing of television programming. In part as a result of these changes, over the past years, the number of subscribers to traditional MVPDs in the United States has significantly declined and the linear U.S. television industry has experienced significant declines in ratings for programming, which has materially negatively affected subscription and advertising revenues, including ours. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We are engaged in efforts to respond to and mitigate the risks from these changes, but the success of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within our control. We have incurred significant costs to implement our strategy and initiatives, and will continue to do so, and if they are not successful, our competitive position, businesses and results of operations could be adversely affected.
Because a limited number of distributors account for a large portion of our business, failure to renew our programming networks' distribution agreements, renewal on less favorable terms or the termination of those agreements, either in the United States or internationally, could have a material adverse effect on our business.
Our programming networks depend upon agreements with a limited number of cable television system operators and other MVPDs. The loss of any significant distributor could have a material adverse effect on our consolidated results of operations.
Currently our programming networks have distribution agreements with staggered expiration dates through 2030. Failure to renew distribution agreements, renewal on less favorable terms (including with respect to price, packaging, positioning and other marketing opportunities) or the termination of distribution agreements could have a material adverse effect on our results of operations. A reduced distribution of our programming networks would adversely affect our distribution revenues and impact our ability to sell advertising or the rates we charge for such advertising. Even if distribution agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business
Our ability to attract and retain subscribers depends in part on our ability to consistently provide compelling content choices, effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. For example, we have in the past increased, and may in the future increase, prices for our streaming services, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We incur significant marketing expenditures to attract streaming subscribers, therefore retention of those subscribers is critical to our business model. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. In addition, certain companies such as Netflix, Disney+ and Amazon Prime have launched ad-supported tiers in their streaming services, which has further increased competition for streaming subscribers and advertising revenue. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected.
Advertising market conditions in specific markets have caused and are expected to continue to cause our revenues and operating results to decline significantly in any given period.
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. Our advertising revenues were $677 million for the year ended December 31, 2024 compared to $716 million for the year ended December 31, 2023, a 5% decline. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.
In addition, the pricing and volume of advertising has been affected by shifts in spending toward online and mobile offerings from more traditional media, and toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which are not as advantageous to us as traditional advertising methods. The increased number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual MVPDs, which has caused, and is expected to continue to cause, audience ratings declines for our programming networks and has adversely affected the pricing and volume of advertising.
Advertising revenues are impacted by new technologies, and that impact has been and could continue to be significant. Since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods, we are subject to risks related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Although audience measurement systems have evolved and improved to capture the viewership of programming across multiple platforms, they still do not fully capture all viewership across streaming and other digital platforms and advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification and viewership on tablets and smartphones, which is growing rapidly, are presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues. In addition, in certain geographic regions, our ability to fully capture viewership information may be limited by local laws and regulations.
As discussed throughout this Item 1A. Risk Factors, our ability to generate advertising revenue is also dependent on, among other things, our ability to compete in a highly competitive, rapidly evolving industry, respond to changes in consumer behavior and achieve audience acceptance of our content and brands. There can be no assurance that we can successfully navigate the evolving advertising markets or that the advertising revenues we generate will replace the declines in advertising revenues generated from our traditional linear business.
Our ongoing changes in business strategy, including decisions to make investments in new businesses, products, services, technologies and other strategic activities, could have an adverse effect on our business, financial condition or results of operations.
We have made, and expect to continue to make, changes to our business strategy to effectively respond to market and consumer changes that are subject to execution risk and there can be no assurance they will produce anticipated benefits. As part of our business strategy, we have invested in, and expect to continue to invest in, new businesses, products, services, technologies and other strategic initiatives, including through acquisitions, and strategic partnerships and investments, and enter into restructurings, cost savings and other transformation initiatives. These investments and initiatives may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated expenses and liabilities; potential disruption to our business and operations; diversion of management’s attention; difficulty managing expanded operations; the loss or inability to retain key employees and creative talent; unanticipated challenges to or loss of our relationship with new or existing users, viewers, advertisers, suppliers, distributors and licensors; legal and regulatory limitations; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, there can be no assurance such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.
We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The industries in which we operate are highly competitive. Our programming networks and streaming services compete with other programming networks and other types of video programming services for marketing and distribution by cable and other MVPD systems and ultimately for viewing by their subscribers. We compete with other providers of programming networks for the right to be carried by a particular cable or other MVPD system and for the right to be carried by such system on a particular "tier" of service. The increasing offerings by virtual MVPDs through alternative distribution methods creates competition for carriage on those platforms. Our programming networks and streaming services compete with other programming networks, streaming services and other sources of video content to secure desired entertainment programming.
Competition for content, audiences, advertising, talent, subscribers and service providers is intense and comes from broadcast television, other cable networks, distributors, including subscription streaming services and virtual MVPDs, social media content distributors, and other entertainment outlets and platforms, as well as from search providers, social networks, program guides and "second screen" applications.
We face significant competition for the development and production of original programming, including from, among others, cable programming networks such as Paramount Global and Warner Bros. Discovery, Inc., and subscription streaming services such as Netflix, Apple TV and Amazon Prime, which has increased and is expected to continue to increase our content costs as creating competing high quality, original content requires significant investment. Additionally, new technological developments, including the development and use of generative artificial intelligence (“AI”) and large language model tools, are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted. As competition for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we acquire or retain has increased and is expected to further increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty.
Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs, adapt to new technologies and distribution platforms and achieve widespread distribution for our content. More content consumption options increase competition for viewers as well as for programming and creative talent, which can decrease our audience ratings, and therefore potentially our advertising revenues.
Certain programming networks affiliated with broadcasting networks like ABC, CBS, Fox or NBC or other key free-to-air programming networks in countries where our networks are distributed may have a competitive advantage over our programming networks in obtaining distribution through the "bundling" of carriage agreements for such programming networks with a distributor's right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the cable television or other MVPDs through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased distribution and advertising revenue for such programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier, thereby giving their affiliated programming network a competitive advantage over our own.
In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, subscription streaming services, other content distributors, aggregators and search providers create or acquire their own content, their competitive advantage could grow, which could adversely affect our ability to negotiate favorable terms and distribution or otherwise compete effectively in the delivery marketplace. Certain of our competitors also have preferential access to important technologies, customer data or other competitive information.
There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
We may not be able to adapt to new technological developments, including new content distribution platforms and the growing use of AI and to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including alternative distribution platforms, viewing technologies, as well as the rising use of AI and large language model tools. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable.

Such competition has reduced and is likely to continue to reduce demand for our traditional television offerings, potentially at an accelerating pace, and could reduce demand for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription streaming services, including services such as Netflix, Apple TV and Amazon Prime, and mobile devices. Gaming and other consoles such as Microsoft's Xbox and Roku have established themselves as alternative providers of video services. Such changes have impacted and are expected to continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other MVPD systems which are almost entirely directed at television video delivery and by making advertising on our programming networks less valuable to advertisers. Additionally, the development and use of generative AI and large language model tools in our industry are rapidly evolving, and the advantages and risks associated with its use are largely uncertain. If we fail to adapt our distribution methods and content to new technologies, our appeal to our targeted audiences would likely decline and there would be a material negative effect on our business.
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
The success of our businesses depends in part on our ability to maintain, protect and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States or that lack effective enforcement of such measures, including some of the jurisdictions in which we operate. The interpretation of copyright, data protection, privacy and other laws as applied to our content, and piracy detection and enforcement efforts, remain in flux. The failure to strengthen, or the weakening of, existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value and our results of operations.
Content theft has been made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine security features such as encryption and the ability of pirates to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming, and intentional, or unintentional, acts could result in unauthorized access to our content, a disruption of our services, or improper disclosure of confidential information. The prevalence of digital formats and technologies heightens this risk. Moreover, further technological developments in the area of generative AI could impact our ability to protect against infringing uses of our content. Unauthorized access to our content could result in the premature release of our programming, which may have a significant adverse effect on the value of the affected programming.
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
In addition, we may, from time to time, lose or cease to control certain of our rights in the intellectual property on which we rely. Under applicable intellectual property laws, such rights may expire or be transferred to third parties as a result of the operation of copyright reversion and/or termination of transfer rights under applicable laws. Additionally, where we acquire rights in certain properties or content, we may only acquire such rights for a limited period or subject to other restrictions. Where we lose intellectual property rights, we may not be able to re-acquire such rights on reasonable terms or at all. The loss of control of such intellectual property rights may adversely impact our ability to prevent others from exploiting content based on such rights.
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
We have recognized, and could in the future recognize, impairment charges related to goodwill and other intangible assets.
In accordance with U.S. GAAP, management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, including the continued decline of traditional linear television viewership and linear ad revenues, disruptions to our business, inability to effectively integrate acquired businesses, underperformance of our content, loss of significant customers or suppliers, unexpected significant changes or planned changes in use of the assets, including in connection with restructuring initiatives, divestitures and market capitalization declines could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to the annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. For example, during 2024, we recorded $371 million of goodwill impairment charges. These types of events could be an indicator of significant declines in the expected performance of our reporting units and could negatively affect our business.
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
•foreign cybersecurity, privacy and data protection laws and regulations, as well as data localization requirements, and changes in these laws and requirements;
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
We face continually evolving cybersecurity and other technology-related risks, which could result in the disclosure, theft, destruction or misappropriation of, or access to, confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.
We maintain and transmit information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained or transmitted in digital form is subject to the risk of, among other things, cybersecurity attacks, tampering, misappropriation, theft, destruction or unauthorized access. We develop and maintain systems to monitor and prevent cybersecurity incidents from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Hybrid work arrangements increase the risk of cyber incidents, including data breaches. Additionally, outside parties from time to time attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data or systems.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasing in sophistication and complexity and often are not recognized until launched against a target, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. If our or our third-party providers' data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our or our third-party providers' network security or other misappropriation or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
We also routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with customers, partners, employees, directors, independent contractors and vendors to secure transmission capabilities and protect against cyber incidents, but we do not have, and may be unable to put in place, secure capabilities with all of our customers, partners, employees, directors, independent contractors and vendors and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
In addition, new regulations require us to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
The interruption or unavailability of third-party facilities, systems and/or software upon which we rely may have a material negative effect on our business, financial condition and results of operations.
We rely upon various internal and third-party software and systems in the operation of our business, including, with respect to credit card processing, email marketing, content distribution, database, human resource management and financial systems. System interruption and the lack of redundancy in the information systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, applications and other communications systems service providers on which we rely may adversely affect our ability to operate websites, applications, process and fulfill transactions, respond to customer inquiries, transmit or display content, and generally maintain cost-efficient operations. Such interruptions could occur as a result of a number of factors, including design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, natural disaster, malicious actions, such as hacking or acts of terrorism or war, or human error. Any such damage or disruptions could also compromise the security of our information systems and networks.
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot cover all eventualities. In addition, we may not have adequate insurance coverage to compensate for any or all losses from a major interruption. If any of these adverse events were to occur, it could have a material negative effect on our business, financial condition and results of operations.
If our technology facilities fail or their operations are disrupted, or if we lose access to third party satellites, our performance could be hindered.
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain full time disaster recovery sites, which are capable of providing simultaneous playout of AMC, BBCA, SundanceTV, IFC and We TV in the event of a disruption of operations at our main facility in Bethpage, NY. In the event of a catastrophic failure of the Bethpage facility, the disaster recovery sites can be operational on the satellite within one to two hours.
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
The loss of any of our key personnel or artistic talent could adversely affect our business.
We believe that our success depends to a significant extent upon the performance of our senior executives and other key employees and on our ability to identify, attract, hire, train and retain such personnel. We generally do not maintain "key man" insurance, and there is no assurance of the continued services of our senior executives or other key employees. In addition, we depend on the availability of third-party production companies to create some of our original programming. For certain of our productions, through in-house and third party production service companies, we engage the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. While the Company was not significantly impacted by the 2023 Writers Guild of America and SAG-AFTRA strikes, any future labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.
Our business is limited by United States regulatory constraints which may adversely impact our operations.
We are subject to a variety of laws and regulations in the jurisdictions in which we or our partners operate. The broadcast and cable industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. See Item 1, "Business—Regulation" in this Annual Report. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our business, financial condition or results of operations. Furthermore, to the extent that regulations and laws, either presently in force or proposed or adopted in the future, hinder or stimulate the growth of the cable television, satellite or other MVPD industries, or seek to regulate the manner in which video content is distributed on websites or in DTC applications, our business could be affected.
Our program services and online properties are subject to a variety of laws and regulations, including those relating to content regulation, user privacy and data protection, consumer protection, intellectual property, content restrictions, child protection and accessibility. The United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. In particular, the legal and regulatory framework governing AI remains unsettled, and developments in this area may have an adverse impact on our business.
Regulatory investigations and enforcement actions could also impact our business operations. For example, we and other companies in the media, entertainment, and advertising technology industries are subject to government oversight by regulatory bodies with regard to our compliance with data privacy and security laws. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with the CCPA or other regulations. Any such investigations or enforcement actions arising out of these complaints or out of other circumstances may require us to alter our practices. Further, if we or the third parties that we work with, such as contract payment processing services, content and distribution partners, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, laws concerning access to data, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers, or content partners to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.
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
Existing or proposed legislation, regulations and frameworks could also significantly affect our business. For example, the E.U. GDPR imposes, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for non-compliance. Complying with these laws and regulations has been and could continue to be costly, could require us to change our business practices, or could limit or restrict aspects of our business in a manner adverse to our business operations. In particular, certain data privacy laws have required monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. Our failure to comply with these law and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in foreign rules and regulations could have a significant adverse impact on our profitability.

Economic and financial problems in the United States or in other parts of the world have in the past adversely affected and could in the future adversely affect our results of operations.
Our business is affected by prevailing economic and financial conditions in the United States and other countries where our networks are distributed, including financial instability, a general decline in economic conditions (including as a result of a pandemic or other health emergency), disruptions to financial markets, inflation, recession, high unemployment or geopolitical events (including the war between Russia and Ukraine as well as the Israel-Hamas conflict), political uncertainty, or fears about such events occurring. The adverse impact on our businesses of actual or perceived declines in economic conditions or a failure of conditions to improve as anticipated will depend, in part, on their severity and duration, and our ability to mitigate these impacts on our businesses is limited. The worsening of global economic conditions has in the past adversely affected, and could in the future adversely affect, our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries. Adverse economic conditions have resulted in and could in the future result in advertisers reducing their spending on advertising and negatively affect the ability of those with whom we do business to satisfy their obligations to us, as well as consumer discretionary spending.
We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Adverse economic conditions have in the past adversely affected advertising rates and volume, which has resulted in a decrease in our advertising revenues.
Decreases in consumer discretionary spending in the U.S. and other countries where our networks are distributed have in the past affected and may in the future affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from MVPDs, which could, in turn, have a negative impact on our viewing subscribers and subscription revenues. Similarly, a decrease in viewing subscribers could have a negative impact on the number of viewers actually watching the programs on our programming networks, thereby impacting the rates we are able to charge advertisers.
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
Cloud computing services provide a distributed computing infrastructure platform for business operations. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third party cloud providers. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Currently, we run the vast majority of our computing through these third parties' services. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from our third-party cloud providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our third party cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of third party cloud providers would impact our operations and our business.
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
We may not be successful in achieving sustaining or improving operating expense reductions and might experience business disruptions associated with restructuring and cost reduction activities.
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
Although a portion of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income since we are a U.S. corporation, resulting in a potentially higher effective tax rate for the Company. This includes (i) what is referred to as "Subpart F Income," which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income and (ii) what is referred to as “global intangible low-taxed income,” which generally equals certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible business assets. While we may mitigate any potential negative impacts of the aforementioned regimes through claiming a foreign tax credit against our U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries that do not reduce our U.S. taxable income.
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher or lower income or non-income tax expense. Also, various income tax proposals in the countries in which we operate and measures in response to the economic uncertainty in certain European jurisdictions in which we operate could result in changes to the existing tax laws under which our taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such changes could negatively impact our business.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in the first quarter of 2024 and as of December 31, 2024, the Pillar Two minimum tax requirement did not have a material impact upon the Company's full year results of operations or financial position.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2024, our consolidated financial statements included approximately $4.4 billion of consolidated total assets, of which approximately $0.5 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2024, we had $2.4 billion principal amount of total long-term debt (excluding finance leases), comprised of $366 million of senior secured debt under our Credit Facility, $875 million of senior secured notes, $985 million of senior unsecured notes and $144 million of convertible senior notes.
Our substantial amount of debt could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, we will be required to devote a proportionally greater amount of our cash flow to paying interest and principal on our debt;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future programming investments, capital expenditures, working capital, business activities and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow after paying interest and principal payments on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;
•place us at a competitive disadvantage compared with our relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments and general corporate requirements;
•limit our ability to borrow additional funds in the future to fund working capital, capital expenditures, acquisitions and general corporate requirements, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy our financial obligations, including obligations with respect to our outstanding indebtedness, or to refinance our indebtedness on terms acceptable to us or at all; and
•make it more difficult for us to satisfy financial ratio tests that are applicable under the agreements governing our outstanding indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on, or repay or refinance, our debt, and to fund planned distributions and capital expenditures, will depend largely upon our future operating performance and our ability to borrow additional funds in the future. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our future performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our leverage may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the Credit Facility and our other debt agreements, including the indentures governing our notes and other agreements we may enter into in the future.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Agreements relating to our indebtedness, including the Credit Facility, may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our outstanding indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and, the holders of our senior notes and convertible senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facility could terminate their commitments to loan money, lenders under, or holders of, our secured debt (including our 10.25% senior secured notes due January 15, 2029 and any borrowings outstanding under the Credit Facility) could, in certain situations, foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.
We will need to refinance our existing indebtedness as it matures, and we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. For example, we have $2.0 billion of senior notes due in 2029 that we will need to repay and/or refinance. As a result, we will be dependent upon our ability to access the capital and credit markets. Market conditions, including further changes in interest rates, as well as our financial condition at the time of a refinancing, may increase the risk that the terms of any refinancing will not be as favorable as the terms of the existing debt (including agreeing to more restrictive covenants on our business or needing to provide collateral securing the debt), or that we may not be able to refinance the existing debt at all. Failure to raise significant amounts of funding to repay these obligations at maturity on terms favorable to us, or at all, could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including reducing investments in new programming, selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash, any of which could adversely impact our business and financial condition. The Credit Facility and indentures governing our notes restrict, and market or business conditions may limit, our ability to do some of these things. See “The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.”
Some of our outstanding debt is based on variable rates of interest, which has resulted and could in the future result in higher interest expenses in the event of an increase in the interest rates.
Although a significant amount of our outstanding debt has fixed interest rates, borrowings under our Credit Facility bear interest at variable rates. As a result, increases in market interest rates have increased our interest expense and our debt service obligations. If interest rates were to further increase, this would further increase the amount of interest expense that we would have to pay for borrowings under the Credit Facility, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. While we have in the past entered into hedging agreements limiting our exposure to higher interest rates, we did not have any interest rate swap contracts outstanding at December 31, 2024. We may enter into hedging agreements in the future; however, any such agreements do not offer complete protection from this risk.
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
We and our subsidiaries may incur substantial additional indebtedness in the future, including secured or convertible indebtedness. The terms of the Credit Facility and indentures governing our notes allow us to incur substantial amounts of additional debt, subject to certain limitations. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the notes that are not similarly secured.
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
We may not have the ability to raise the funds necessary to settle conversions of our 4.25% convertible senior notes due 2029 (the “Convertible Notes”) or to repurchase the Convertible Notes upon a fundamental change.
Holders of our Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes is limited by the agreements governing our existing indebtedness (including the Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Convertible Notes Indenture or to pay cash payable on future conversions of the Convertible Notes as required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Credit Facility). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversion thereof.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to effect a change of control of the Company.
The terms of the Convertible Notes require us to repurchase the Convertible Notes in the event of a fundamental change. A change of control of our company would trigger an option of the holders of the Convertible Notes, as applicable, to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a change of control of our company that would otherwise be beneficial to investors in the Convertible Notes.
Risks Relating to Our Controlled Ownership
We are controlled by the Dolan family and trusts for their benefit, which may create certain conflicts of interest. In addition, as a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board of Directors.
•Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remainder of our Board of Directors.
As of December 31, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), collectively owned all of our Class B Common Stock, approximately 3% of our outstanding Class A Common Stock and approximately 79% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group are parties to a stockholders agreement (the "Stockholders Agreement") that has the effect of causing the voting power of certain holders of our Class B Common Stock to be cast as a block on all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee. However, the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts (the "Excluded Trusts") which collectively own 77% of the outstanding Class B Common Stock. The Dolan Family Committee consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the "Dolan Siblings"). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that a vote on a going-private transaction must be approved by a two-thirds vote of the Dolan Siblings and a vote on a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
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
The Dolan Family Group and Excluded Trusts by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
As a result, the Dolan Family Group and Excluded Trusts have the power to prevent such issuance or amendment.
We have adopted a written policy whereby an independent committee of our Board of Directors will review and approve or take such other action as it may deem appropriate with respect to certain transactions involving the Company and its subsidiaries, on the one hand, and certain related parties, including the Dolan family and related entities on the other hand. This policy does not address all possible conflicts which may arise, and there can be no assurance that this policy will be effective in dealing with conflict scenarios.

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
Future stock sales, including as a result of the exercise of registration rights by certain of our stockholders, could adversely affect the trading price of our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with the Dolan family, including the Dolan Siblings, certain Dolan family interests and the Dolan Family Foundation that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.6 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain executives and directors with Sphere Entertainment Co. ("Sphere Entertainment"), Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"), which may give rise to conflicts.
We share two executives with MSGS, MSGE and Sphere Entertainment (each, an "Other Entity" and, collectively the "Other Entities"): Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of the Other Entities, and David Granville-Smith, serves as an Executive Vice President of the Company and as an Executive Vice President of MSGS and Sphere Entertainment. Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family and Excluded Trusts. As a result, they will not be devoting their full time and attention to the Company's affairs. Six members of our Board of Directors, including our Chairman, are directors of MSGS, three members of our Board of Directors, including our Chairman, are directors of MSGE and five members of our Board of Directors, including our Chairman, are directors of Sphere Entertainment. In addition, the Company’s Chief Executive Officer, Kristin Dolan, also serves as a director of Sphere Entertainment. These directors and officers may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Certain Relationships and Related Party Transactions—Certain Relationships and Potential Conflicts of Interest" in our latest proxy statement filed with the SEC for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Audit Committee of our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats and incidents. Our policies, processes and procedures include, among other things, annual external penetration testing using an experienced third-party company; a cybersecurity incident response and recovery plan; periodic and ongoing security awareness training for employees; the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; cryptography and encryption; data erasure and media disposal, regular data backups and restoration processes; and mechanisms to detect and monitor unusual network activity. The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment and provide contractual assurances relating to their security responsibilities, controls, reporting, and roles and responsibilities with regard to cybersecurity. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board of Directors in a timely manner. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.
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
Although we have not been materially impacted by any cybersecurity incident to date, we have been and continue to be subject to cybersecurity threats in the normal course of our business, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We face continually evolving cybersecurity and other technology-related risks, which could result in the disclosure, theft, destruction, or misappropriation of, or access to, confidential information, disruption of our programming, damage to our brands and reputation, legal exposure and financial losses.”

Item 2. Properties.
We lease approximately 676,000 square feet of space in the United States under lease arrangements with remaining terms through 2033. Our lease arrangements include approximately 326,000 square feet of office space at 11 Penn Plaza, New York, NY 10001 with a term through 2027, which we use as our corporate headquarters and as the principal business location of our

Company. Our lease arrangements also include approximately 67,000 square-feet of space for our broadcasting and technology operations in Bethpage, New York with a term through 2029. In addition, we lease other properties in New York, California, Georgia, Florida, Texas, Maryland and Illinois.
We lease approximately 165,000 square feet of space outside of the U.S., including in Spain, Hungary and the U.K. that support our international operations.
We believe our properties are adequate for our use.

Item 3. Legal Proceedings.
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. On September 25, 2024, a hearing was held on the Plaintiffs’ appeals. On November 4, 2024, the appellate court issued a decision affirming the trial court’s decisions in favor of the Company in the 2021 first phase trial and the 2022 motion for summary judgment. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023. On March 12, 2024, the arbitral panel issued a decision awarding the Plaintiffs a sum of approximately $7.8 million. The arbitral panel's decision did not have a material impact on the Company's financial condition or results of operations.
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

The Company has been a party to actions and claims arising from alleged violations of the VPPA and analogous state laws. In addition to putative class actions, the Company faced a series of arbitration claims managed by multiple plaintiffs’ law firms. The class action complaints and the arbitration claims all alleged that the Company’s use of a Meta Platforms, Inc. pixel on the websites for certain of its subscription video services and channels violated the privacy protection provisions of the VPPA and its state law analogues. On October 27, 2023, the Company reached a settlement with multiple plaintiffs relating to their pending class actions alleging violations of the VPPA and analogous state laws with respect to the Company's subscription video services. On May 16, 2024, the class action settlement was approved by the United States District Court for the Southern District of New York. The Company has also reached settlements to resolve the arbitration claims. All of the settlements reached by the Company in connection with these matters were reimbursed by the Company’s insurance carriers.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the S&P Mid-Cap 400 Index (the "S&P 400"), the Russell 2000 Index (the "Russell 2000") and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2019 through December 31, 2024. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Warner Bros. Discovery, Inc., the Walt Disney Company, Fox Corporation, Lions Gate Entertainment Corporation, Nexstar Media Group, Inc., Roku, Inc., and Paramount Global. The chart assumes $100 was invested on December 31, 2019 in each of: i) Company's Class A Common Stock, ii) the S&P 400, iii) the Russell 2000 and iv) in this Peer Group weighted by market capitalization.
Due to the Company being moved out of the S&P 400 during 2024, we have reevaluated the equity market index we use as our benchmark index and determined that the Russell 2000 provides for a better comparison of returns with entities of similar size and market capitalization. Accordingly, we will be using the Russell 2000 as our benchmark index moving forward. The Russell 2000 includes 2,000 companies across a variety of industries with a median market capitalization of approximately $1 billion as of January 31, 2025. For the current year only, comparisons of the Company’s returns to both the S&P 400 and the Russell 2000 are included in the graph.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
AMC Networks Inc.
S&P MidCap 400 Index
Russell 2000 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
AMC Networks Inc.	100	90.56	87.19	39.67	47.57	25.06
S&P MidCap 400 Index	100	113.66	141.80	123.28	143.54	163.54
Russell 2000 Index	100	119.96	137.74	109.59	128.14	142.93
Peer Group	100	122.78	105.65	57.83	62.47	73.55
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 7, 2025, there were 496 holders of record of our Class A Common Stock and 32 holders of record of our Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of the Company's outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. The Company did not repurchase any shares of its Class A Common Stock during the year ended December 31, 2024. As of December 31, 2024, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2024 and 2023. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International. Analysis of our results of operations, on both a consolidated and segment basis, for the year ended December 31, 2022, including a comparison of 2023 to 2022, is included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2024 as well as an analysis of our cash flows for the years ended December 31, 2024 and 2023. The discussion of our financial condition and liquidity also includes a summary of our primary sources of liquidity. Analysis of our cash flows for the year ended December 31, 2022 is included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Dollars in thousands	Year Ended December 31,		Change
	2024	2023	2024 vs. 2023
Revenues, net
Domestic Operations	$2,112,989	$2,316,587	(8.8)%
International	325,028	404,476	(19.6)%
Inter-segment Eliminations	(16,703)	(9,186)	81.8%
	$2,421,314	$2,711,877	(10.7)%
Operating Income (Loss)
Domestic Operations	$194,295	$583,542	(66.7)%
International	(56,604)	(9,624)	n/m
Corporate / Inter-segment Eliminations	(177,291)	(185,506)	(4.4)%
	$(39,600)	$388,412	n/m
Adjusted Operating Income (Loss)
Domestic Operations	$619,579	$712,744	(13.1)%
International	64,905	60,548	7.2%
Corporate / Inter-segment Eliminations	(121,911)	(103,188)	18.1%
	$562,573	$670,104	(16.0)%
Percentage changes in the table above deemed "n/m" are not meaningful.
(1) Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 58 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Impairment and other charges
Impairment and other charges of $399.5 million for the year ended December 31, 2024 primarily consisted of a $268.7 million goodwill impairment charge in the Domestic Operations reporting unit, $102.0 million of goodwill impairment charges at AMCNI, and $29.2 million of long-lived asset impairment charges at BBCA.
Impairment and other charges of $96.7 million for the year ended December 31, 2023 primarily consisted of $65.4 million of long-lived asset impairment charges at BBCA and 25/7 Media, and $21.7 million of goodwill impairment charges at 25/7 Media.
Restructuring and other related charges
Restructuring and other related charges were $49.5 million for the year ended December 31, 2024, consisting of $44.2 million of content impairments and $5.3 million of severance and employee-related costs. Following the purchase of the remaining interest in BBCA in November 2024, the Company completed a strategic programming assessment and recorded a restructuring charge of $43.2 million pertaining to certain scripted original programming that no longer aligned with the channel's go-forward strategy. The remaining content impairments were recorded in connection with We TV shifting to a reduced originals strategy.
Restructuring and other related charges were $27.8 million for the year ended December 31, 2023, with the majority of such costs related to a restructuring plan (the "Plan") that commenced in November 2022. During the year ended December 31, 2023, the Company completed the Plan and recorded restructuring and other related charges consisting primarily of charges relating to severance and other personnel costs, and its exit during the third quarter of 2023 of a portion of office space at its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California.
25/7 Media sale
On December 29, 2023, the Company sold its remaining interest in 25/7 Media to the noncontrolling interest holders. The results of operations of 25/7 Media are included in the consolidated financial statements through the date of sale.
Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBCA, IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMCNI, our international programming businesses consisting of a portfolio of channels distributed around the world.
In January 2024, we updated the name of our previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media production services business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update did not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report for the "International" operating segment includes the results of the 25/7 Media production services business through the date of divestiture.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) subscription revenue in connection with the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films.
Subscription revenue includes fees paid by distributors and consumers for our programming networks and streaming services. Substantially all of our subscription revenues for our programming networks are based on a per subscriber fee, commonly referred to as "affiliation agreements." The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based on the impact of renewals of affiliation agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our streaming services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
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
We continue to contract for and produce high-quality, attractive programming and remain disciplined in our marketing spend in our efforts to acquire and retain higher lifetime value subscribers. As competition for programming increases and alternative distribution technologies continue to emerge and develop in the industry, costs for content acquisition and original programming have increased. There is a concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements. We also seek to increase our content licensing revenues by expanding the opportunities for licensing our programming through digital distribution platforms, foreign distribution and home video services.
Content expenses, included in technical and operating expenses, represent the largest expenses of the Domestic Operations segment and primarily consist of amortization of program rights, such as those for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplink and encryption.
The success of our business depends on original programming, both scripted and unscripted, across all of our programming services. These original series generally result in higher ratings for our networks and higher viewership on our streaming services. Among other things, higher audience ratings drive increased revenues through higher advertising revenues. The timing of exhibition and distribution of original programming varies from period to period, which results in greater variability in our revenues, earnings and cash flows from operating activities. There may be significant changes in the level of our technical and operating expenses due to the level of our content investment spend and the related amortization of content acquisition and/or original programming costs. Program rights that are predominantly monetized as a group are amortized based on projected usage and viewership patterns, typically resulting in an accelerated amortization pattern and, to a lesser extent, program rights that are predominantly monetized individually are amortized based on the individual-film-forecast-computation method.
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were program rights write-offs of $20.0 million and $14.5 million included in technical and operating expense for the years ended December 31, 2024 and 2023, respectively, for programming that was substantively abandoned. For the year ended December 31, 2024, there was also $44.2 million of program write-offs recorded to restructuring and other related charges in connection with the Company's strategic programming assessments.
See "Critical Accounting Policies and Estimates" for a discussion of the amortization and write-off of program rights.

International
In our International segment, we earn revenue principally from subscription revenue in connection with the international distribution of programming and, to a lesser extent, the sale of advertising from our AMCNI programming networks. Subscription revenue consists of the fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America.
Content expenses, programming operating costs and production costs incurred to produce content for third parties primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. There were no material programming write-offs included in technical and operating expense for the years ended December 31, 2024 and 2023.
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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of income (loss) notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income or loss attributable to noncontrolling interests in our consolidated statements of income (loss).
Years Ended December 31, 2024 and 2023
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2024	2023	2024 vs. 2023
Revenues, net:
Subscription	$1,472,051	$1,561,061	(5.7)%
Advertising	676,634	715,646	(5.5)%
Content licensing and other	272,629	435,170	(37.4)%
Total revenues, net	2,421,314	2,711,877	(10.7)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,132,593	1,327,500	(14.7)%
Selling, general and administrative	781,329	764,087	2.3%
Depreciation and amortization	98,015	107,402	(8.7)%
Impairment and other charges	399,513	96,689	n/m
Restructuring and other related charges	49,464	27,787	78.0%
Total operating expenses	2,460,914	2,323,465	5.9%
Operating income (loss)	(39,600)	388,412	n/m
Other income (expense):
Interest expense	(166,186)	(152,703)	8.8%
Interest income	36,803	37,018	(0.6)%
Loss on extinguishment of debt, net	(105)	—	n/m
Miscellaneous, net	(5,409)	23,279	n/m
Total other income (expense)	(134,897)	(92,406)	46.0%
Net income (loss) from operations before income taxes	(174,497)	296,006	n/m
Income tax (expense) benefit	(43,490)	(94,606)	(54.0)%
Net income (loss) including noncontrolling interests	(217,987)	201,400	n/m
Net (income) loss attributable to noncontrolling interests	(8,559)	14,064	n/m
Net income (loss) attributable to AMC Networks' stockholders	$(226,546)	$215,464	n/m
Percentage changes in the table above deemed "n/m" are not meaningful.
Revenues
Subscription revenues decreased 4.9% in our Domestic Operations segment primarily due to a decline in affiliate revenues, partially offset by an increase in streaming revenues. Subscription revenues decreased 10.8% in our International segment primarily due to the non-renewal of an AMCNI distribution agreement in the United Kingdom ("U.K.") in the fourth quarter of 2023. We expect the linear subscriber declines to continue, consistent with the declines across the cable ecosystem.
Advertising revenues decreased 11.4% in our Domestic Operations segment primarily due to linear ratings declines and continued lower demand in the entertainment advertising marketplace, partially offset by digital and advanced advertising revenue growth. Advertising revenues increased 41.0% in our International segment primarily due to the recognition of retroactive adjustments reported by a third party of $20.8 million, digital and advanced advertising growth in the U.K. and increased ratings and growth across Central and Northern European advertising markets. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues decreased 19.3% in our Domestic Operations segment primarily due to the availability of deliveries in the period. Content licensing and other revenues decreased 87.5% in our International segment due to the divestiture of the 25/7 Media production services business on December 29, 2023. In 2023, we recognized $91.5 million of revenue from 25/7 Media. We expect content licensing revenues to vary in 2025 based on the timing and availability of our programming to distributors.
Technical and operating expenses (excluding depreciation and amortization)
The components of technical and operating expenses are primarily content expenses, which include the amortization of program rights, such as those for original programming, feature films and licensed series, and participation and residual costs. Technical and operating expenses also include other direct programming costs, such as, distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
Technical and operating expenses (excluding depreciation and amortization) decreased 11.2% in our Domestic Operations segment primarily due to lower participation and residual costs and the impact in 2023 associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series. Technical and operating expenses (excluding depreciation and amortization) decreased 33.3% in our International segment primarily due to the divestiture of the 25/7 Media production services business on December 29, 2023.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to increase.
Selling, general and administrative expenses
The components of selling, general and administrative expenses primarily include sales, marketing, research and advertising expenses, employee related costs and costs of non-production facilities.
Selling, general and administrative expenses increased 3.4% in our Domestic Operations segment primarily due to higher marketing and subscriber acquisition expenses partially offset by lower employee related costs. Selling, general and administrative expenses decreased 7.9% in our International segment primarily due to the divestiture of the 25/7 Media production services business on December 29, 2023.
There have been and may continue to be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series.
Impairment and other charges
Impairment and other charges of $399.5 million for the year ended December 31, 2024 primarily consisted of a $268.7 million goodwill impairment charge in the Domestic Operations reporting unit, $102.0 million of goodwill impairment charges at AMCNI, and $29.2 million of long-lived asset impairment charges at BBCA.
In December 2024, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair values of the Domestic Operations and AMCNI reporting units declined to less than their carrying amounts. The decrease in the estimated fair values reflected current and expected trends across the media industry, including continued softness in the domestic linear marketplace and across the international television broadcasting markets, resulting in lower expected future cash flows, as well as a decrease in the valuation multiples used to estimate fair values using the market approach for the Domestic Operations reporting unit. As a result, we recognized impairment charges of $268.7 million related to the Domestic Operations reporting unit and $34.0 million related to the AMCNI reporting unit, included in Impairment and other charges in the consolidated statements of income (loss).
During the second quarter of 2024, we determined that a triggering event had occurred with respect to our decline in stock price, which required an interim goodwill impairment test to be performed. Accordingly, we performed quantitative assessments for all reporting units. Based on the valuations performed, we concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, we recognized an impairment charge of $68.0 million related to the AMCNI reporting unit, included in Impairment and other charges in the consolidated statements of income (loss).
Additionally during the second quarter of 2024, given continued market challenges and linear declines, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $15.7 million was recorded for identifiable intangible assets and $13.5 million for other long-lived assets, which is included in Impairment and other charges in the consolidated statements of income (loss) within the Domestic Operations operating segment.

Impairment and other charges of $96.7 million for the year ended December 31, 2023 primarily consisted of $65.4 million of long-lived assets impairment charges at BBCA and 25/7 Media, and $21.7 million of goodwill impairment charges at 25/7 Media.
In June 2023, given the impact of market challenges at 25/7 Media, specifically relating to reduced demand for new content and series cancellations from third parties, we revised our outlook for the 25/7 Media production services business, resulting in lower expected future cash flows. As a result, we determined that sufficient indicators of potential impairment of long-lived assets and goodwill existed at 25/7 Media. We performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $24.9 million was recorded ($23.0 million for identifiable intangible assets and $1.9 million for goodwill), which is included in Impairment and other charges in the consolidated statements of income (loss) within the International operating segment.
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
Restructuring and other related charges
Restructuring and other related charges were $49.5 million for the year ended December 31, 2024, consisting of $44.2 million of content impairments and $5.3 million of severance and employee-related costs. Following the purchase of the remaining interest in BBCA in November 2024, the Company completed a strategic programming assessment and recorded a restructuring charge of $43.2 million pertaining to certain scripted original programming that no longer aligned with the channel's go-forward strategy. The remaining content impairments were recorded in connection with We TV shifting to a reduced originals strategy.
Restructuring and other related charges were $27.8 million for the year ended December 31, 2023, with the majority of such costs related to the Plan that commenced in November 2022 that was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned and licensed content, including legacy television series and films that are no longer in active rotation on the Company’s linear or streaming platforms.
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
Operating income
The decrease in operating income was primarily attributable to additional impairment and other charges of $302.8 million, a decrease in revenues of $290.6 million, and additional restructuring charges of $21.7 million, partially offset by a decrease in technical and operating expenses of $194.9 million.
Interest expense
The increase in interest expense was primarily due to an increase in average interest rates associated with the Company's 10.25% Senior Secured Notes due 2029 refinancing the Company's 4.75% Senior Notes due 2025, partially offset by the impact of a lower outstanding debt balance.

Interest income
The decrease in interest income was primarily attributable to lower interest income from our money market mutual fund accounts and bank deposits, partially offset by interest received in connection with retroactive adjustments reported by a third party.
Loss on extinguishment of debt, net
In August 2024, we voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility (as defined below), resulting in the recognition of a $0.4 million charge to write off a portion of the associated unamortized discount and deferred financing costs.
In June 2024, we repurchased $15.0 million of our outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. We recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write off a portion of the unamortized discount and deferred financing costs associated with the notes.
In April 2024, we completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, we recorded a charge of $3.1 million to write off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025.
In April 2024, we entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the "Credit Agreement"). In connection with Amendment No. 3, we made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In connection with the partial prepayment of the Term Loan A Facility and reduction of the revolving loan commitments, we recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement.
Miscellaneous, net
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations and costs incurred in connection with the second quarter refinancing transactions.
Income tax benefit (expense)
Income tax expense was $43.5 million for 2024 on income (loss) from operations before income taxes of $(174.5) million, representing a negative effective tax rate. The effective tax rate differs from the federal statutory rate of 21% due primarily to tax expense of $33.7 million related to a write-down of a state investment tax credit receivable, tax expense related to foreign operations of $18.9 million and tax expense of $16.0 million resulting from nondeductible goodwill impairment charges. Other items resulting in variances from the federal statutory rate of 21% primarily consist of tax expense of $8.1 million related to the expiration of foreign tax credits, tax expense of $4.5 million related to non-deductible compensation expense, state and local income tax expense of $1.2 million, and a tax benefit of $2.2 million resulting from a net decrease in valuation allowances primarily related to foreign deferred tax assets.
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

Segment Results of Operations
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use segment adjusted operating income as the measure of profit or loss for our operating segments. See the "Non-GAAP Financial Measures" section below for our definition of Adjusted Operating Income and a reconciliation from Operating Income to Adjusted Operating Income on a segment and consolidated basis.
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2024	2023	2024 vs. 2023
Revenues, net:
Subscription	$1,275,127	$1,340,207	(4.9)%
Advertising	561,301	633,823	(11.4)%
Content licensing and other	276,561	342,557	(19.3)%
Total revenues, net	2,112,989	2,316,587	(8.8)%
Technical and operating expenses (excluding depreciation and amortization)(a)	990,434	1,115,948	(11.2)%
Selling, general and administrative expenses(b)	518,654	501,501	3.4%
Majority-owned equity investees AOI	15,678	13,606	15.2%
Segment adjusted operating income	$619,579	$712,744	(13.1)%
(a) Technical and operating expenses excludes cloud computing amortization
(b) Selling, general and administrative expenses excludes share-based compensation expenses and cloud computing amortization
Revenues
Subscription revenues decreased primarily due to a 13.2% decline in affiliate revenues, partially offset by a 6.6% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals. Streaming revenues increased due to year-over-year subscriber growth and price increases.
Subscription revenues include revenues related to the Company's streaming services of $603.0 million and $565.6 million for 2024 and 2023, respectively. Aggregate paid subscribers3 to our streaming services increased 8.3% to 12.4 million at December 31, 2024 compared to 11.4 million at December 31, 2023.
Advertising revenues decreased primarily due to linear ratings declines and continued lower demand in the entertainment advertising marketplace, partially offset by digital and advanced advertising revenue growth.
Content licensing and other revenues decreased due to the availability of deliveries in the period, including $56.1 million of revenue associated with the 2023 delivery of the remaining episodes of Silo, an AMC Studios produced series, the delivery of fewer episodes of Fear the Walking Dead in 2024 compared to 2023, and the impact of $20.3 million recognized in 2023 associated with the early termination of an output agreement that resulted in the acceleration of revenue into 2023. These decreases were partially offset by the delivery in 2024 of 15 AMC branded shows in connection with a content licensing agreement with Netflix and the sale of our rights and interests to Killing Eve in 2024.

3 A paid subscription is defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we receive a fee for the distribution of our streaming services.

The following table presents subscriber information for our national programming networks at December 31, 2024 and 2023:

	Estimated U.S. Subscribers as measured by Nielsen
(In thousands)	December 31, 2024	December 31, 2023
National Programming Networks:
AMC	59,800	65,100
We TV	58,800	63,700
BBCA	55,600	60,000
IFC	51,700	56,200
SundanceTV	49,500	53,900
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to lower participation and residuals costs, the impact in 2023 associated with the delivery of the remaining episodes of Silo, an AMC Studios produced series, and lower program rights amortization. The decrease in program rights amortization is consistent with the decrease in content licensing revenue for Fear the Walking Dead and the early termination of an output agreement, that resulted in the acceleration of program rights amortization into 2023, which were partially offset by the impact of the slate of AMC originals premiering in 2024.
Program rights amortization expense includes write-offs of $20.0 million and $14.5 million for the years ended December 31, 2024 and 2023, respectively, for programming that was substantively abandoned. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to higher marketing and subscriber acquisition expenses related to our streaming services, partially offset by lower employee related costs due to a decrease in allocated corporate overhead costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to the revenue headwinds in our linear businesses, partially offset by a decrease in technical and operating expenses.

International
The following table sets forth our International segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2024	2023	2024 vs. 2023
Revenues, net:
Subscription	$196,924	$220,854	(10.8)%
Advertising	115,333	81,823	41.0%
Content licensing and other	12,771	101,799	(87.5)%
Total revenues, net	325,028	404,476	(19.6)%
Technical and operating expenses (excluding depreciation and amortization)	148,539	222,757	(33.3)%
Selling, general and administrative expenses(a)	111,584	121,171	(7.9)%
Segment adjusted operating income	$64,905	$60,548	7.2%
(a) Selling, general and administrative expenses excludes share-based compensation expenses

Revenues
Subscription revenues decreased primarily due to the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023.
Advertising revenues increased primarily due to the recognition of retroactive adjustments reported by a third party for $20.8 million, digital and advanced advertising growth in the U.K, and increased ratings and growth across Central and Northern European advertising markets.
Content licensing and other revenues decreased due to the divestiture of the 25/7 Media production services business on December 29, 2023. 25/7 Media generated $91.5 million of content licensing and other revenue during the year ended December 31, 2023.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to the divestiture of the 25/7 Media production services business on December 29, 2023. 25/7 Media incurred $72.1 million of technical and operating expenses during the year ended December 31, 2023. The remaining decrease was primarily attributable to $3.1 million of lower content expenses, primarily driven by content cost savings associated with the non-renewal of an AMCNI distribution agreement in the U.K. in the fourth quarter of 2023, partially offset by increased program investment across Central and Northern European markets.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to the divestiture of the 25/7 Media production services business on December 29, 2023, partially offset by increased selling expenses at AMCNI, including commissions. 25/7 Media incurred $15.3 million of selling, general and administrative expenses during the year ended December 31, 2023.
Segment adjusted operating income
The increase in segment adjusted operating income was primarily due to the recognition of retroactive adjustments reported by a third party for $20.8 million, partially offset by the impact of the non-renewal of an AMCNI distribution agreement in the U.K. and the divestiture of the 25/7 Media production services business on December 29, 2023. 25/7 Media generated $4.1 million of adjusted operating income during the year ended December 31, 2023.

Corporate / Inter-segment Eliminations
The following table sets forth our Corporate / Inter-segment Eliminations results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2024	2023	2024 vs. 2023
Revenues, net	$(16,703)	$(9,186)	81.8%
Technical and operating expenses (excluding depreciation and amortization)(a)	(9,767)	(11,934)	(18.2)%
Selling, general and administrative expenses(b)	114,975	105,936	8.5%
Segment adjusted operating loss	$(121,911)	$(103,188)	18.1%
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
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to higher employee related costs, including higher allocated overhead costs and compensation incurred in connection with an executive officer's separation agreement.

Liquidity and Capital Resources
Overview
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our Revolving Credit Facility and, subject to market conditions, access to capital and credit markets. Although we currently believe that amounts available under our Revolving Credit Facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets. See the "Debt Financing Agreements" section below for details of our debt transactions in 2023 and 2024.
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
On November 1, 2024, we acquired the remaining 50.1% of the BBC America joint-venture that we had not previously owned for $42.0 million in cash. As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting our 100% ownership of the BBC America business. Additionally, in connection with the transaction, we terminated our prior program license agreement with BBC Studios, resulting in a significant reduction of contractual programming commitments. We entered into a new program license agreement with BBC Studios for $40.0 million, all of which was paid at closing.
During 2024, $77.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $784.6 million, as of December 31, 2024, includes $111.5 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our Revolving Credit Facility and our accounts receivable monetization program, borrowings under additional financing facilities and, when we have access to capital and credit markets, proceeds from the issuance of new debt, will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to repay the entirety of the outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise or redeem the outstanding balances of our indebtedness.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the year ended December 31, 2024, we did not repurchase any of our Class A Common Stock. As of December 31, 2024, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

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

Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
(In thousands)	2024	2023
Cash provided by operating activities	$375,615	$203,919
Cash used in investing activities	(40,376)	(24,322)
Cash used in financing activities	(110,223)	(544,435)
Net increase (decrease) in cash and cash equivalents	$225,016	$(364,838)
Operating Activities
Net cash provided by operating activities for 2024 and 2023 amounted to $375.6 million and $203.9 million, respectively.
In 2024, net cash provided by operating activities primarily resulted from $1,211.2 million of net income before amortization of program rights, impairment charges, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $932.3 million. Changes in all other assets and liabilities during the year resulted in a net cash inflow of $96.7 million.
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
Investing Activities
Net cash used in investing activities for 2024 and 2023 was $40.4 million and $24.3 million, respectively.
In 2024, net cash used in investing activities primarily consisted of capital expenditures of $44.8 million.
In 2023, net cash used in investing activities primarily consisted of capital expenditures of $35.2 million, partially offset by proceeds from the sale of investments of $8.6 million and the return of capital from investees of $2.1 million.
Financing Activities
Net cash used in financing activities for 2024 and 2023 was $110.2 million and $544.4 million, respectively.
In 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions, the Convertible Notes issuance, principal payments on the Term Loan A Facility, the purchase of the remaining 50.1% interest of the BBC America joint-venture that we had not previously owned for $42.0 million, and distributions to noncontrolling interests of $24.0 million.
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

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2024	December 31, 2023
Senior Secured Credit Facility:(a)
Term Loan A Facility	$365,625	$607,500
Senior Notes:
4.75% Senior Notes due August 2025	—	774,729
10.25% Senior Secured Notes due January 2029	875,000	—
4.25% Senior Notes due February 2029	985,010	1,000,000
4.25% Convertible Senior Notes due February 2029	143,750	—
Principal amount of debt	$2,369,385	$2,382,229
(a)    Represents the aggregate principal amount of the debt, with maturities of Term Loan A (Non-Extended) (as defined below) of $90.0 million due February 2026, Term Loan A (Extended) (as defined below) of $275.6 million due April 2028, and undrawn $175.0 million Revolving Credit Facility due April 2028. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
On April 9, 2024, AMC Networks entered into Amendment No. 3 to the Credit Agreement, among AMC Networks and its subsidiary, AMC Network Entertainment LLC (“AMC Network Entertainment”), as the initial borrowers, certain of AMC Networks' subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer.
In connection with Amendment No. 3, AMC Networks made a $165.6 million partial prepayment of the Term Loan A Facility, bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility has been extended to April 9, 2028 (referred to as "Term Loan A (Extended)"). The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026 (referred to as "Term Loan A (Non-Extended)"). Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. During each of the second, third and fourth quarters of 2024, we repaid $8.1 million of borrowings under the Term Loan A Facility in accordance with the terms of the Credit Agreement. In addition, we also voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility during the third quarter of 2024. In March 2024, we also repaid $16.9 million of borrowings under the Term Loan A Facility in accordance with the previous agreement.
On April 9, 2024, AMC Networks issued $875 million aggregate principal amount of 10.25% Senior Secured Notes due 2029 (the “Secured Notes”). AMC Networks received net proceeds of $863.0 million, after deducting initial purchasers' discounts. The Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement.
On April 22, 2024, AMC Networks completed the Offer to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
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
The Credit Agreement generally requires AMC Networks Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from the Amendment No. 3 effective date through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. As of December 31, 2024, the total net leverage ratio was approximately 3.85:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for AMC Networks Inc. and its restricted subsidiaries until September 30, 2026, after which the minimum interest coverage ratio changes to 2.25:1.00. As of December 31, 2024, the interest coverage ratio was approximately 3.12:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.
AMC Networks was in compliance with all of its debt covenants as of December 31, 2024.
Additional information regarding our outstanding indebtedness, including its significant terms and provisions, is discussed in Note 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the outstanding notes for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of December 31, 2024 included $875.0 million of 10.25% Senior Secured Notes due 2029, $985.0 million of 4.25% Senior Notes due 2029, and $143.8 million of 4.25% Convertible Senior Notes due 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2024		Year Ended December 31, 2023
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,764,795	$—	$1,935,082
Operating expenses	—	1,693,206	—	1,559,083
Operating income	$—	$71,589	$—	$375,999
Income (loss) before income taxes	$(199,080)	$(21,569)	$284,660	$444,647
Net income (loss)	(226,546)	(32,249)	215,464	435,328

Balance Sheet	December 31, 2024		December 31, 2023
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$4,483	$82,342	$—	$—
Current assets	31,727	1,386,554	61,931	1,156,533
Non-current assets	3,467,276	2,718,427	3,676,129	3,301,046

Liabilities and equity:
Amounts due to subsidiaries	$80,983	$733	$54,627	$2,456
Current liabilities	168,903	473,418	173,031	666,783
Non-current liabilities	2,474,505	228,778	2,516,977	224,051

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
We believe the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements:
Program Rights
We amortize and test for impairment of capitalized film and television costs based on whether the content is predominantly monetized individually or as a group.
Program rights that are expected to be predominantly monetized on our networks and streaming services with other programming are considered monetized as a group. Licensed and owned original programming, including feature films and television series are amortized on a straight-line or accelerated basis based on viewership patterns on our streaming services and the projected program usage of the rights on our networks, over a period not to exceed the respective license periods.
The projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage and viewership patterns of similar content. The determination of the projected program usage requires significant judgment. Accordingly, the Company periodically reviews estimates of its projected program usage and viewership patterns and revises its assumptions if necessary, which could impact the timing of amortization expense. Any adjustments to the assumptions are applied prospectively in the period of the change.
For content that is predominantly monetized as a group, unamortized costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the group may be less than its unamortized costs. Groups are tested for impairment by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles within the group on a pro rata basis using the relative carrying value of the titles. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
Program rights that are expected to be predominantly monetized through licensing agreements are considered to be monetized individually and are amortized to technical and operating expense over their estimated useful lives, commencing upon the first usage, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method.
Ultimate revenues are estimated based on the levels of revenue generated from similar content in comparable markets, projected program usage, and the levels of historical and expected programming market acceptance. The determination of ultimate revenues requires significant judgment. Accordingly, the Company periodically reviews its ultimate revenue estimates and revises its assumptions if necessary, which could impact the timing of amortization expense. Any adjustments are applied prospectively as of the beginning of the fiscal year of the change.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. Individual titles are tested for impairment by comparing the present value of the discounted cash flows of the title to the unamortized costs of the title. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
Program rights write-offs of $20.7 million and $17.3 million were included in technical and operating expense for the years ended December 31, 2024 and 2023, respectively, for programming that was substantively abandoned. Refer to Note 4 for amounts recorded to restructuring expense in connection with the Company’s strategic programming assessments.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our affiliate relationships acquired in business combinations as of December 31, 2024 was $154.0 million. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically update our assumption for expected renewals based on recent experience and known or expected trends. We have historically been successful in renewing our major affiliation agreements and expect to renew such agreements in the future. However, if renewal trends deteriorate in the future (e.g., failure to renew, or renewals with significantly shorter terms), we may revise the remaining useful lives of affiliate intangible assets, resulting in higher amortization expenses in future periods. See Note 7 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
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
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	December 31, 2024
Domestic Operations	$80,038
International	166,266
$246,304
Based on our annual and interim impairment tests for goodwill during 2024, we recorded total impairment charges of $268.7 million related to our Domestic Operations reporting unit and $102.0 million related to our AMCNI reporting unit. See Note 7 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.

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
The following is a reconciliation of operating income (loss) to AOI for the periods indicated:

	Year Ended December 31, 2024
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$194,295	$(56,604)	$(177,291)	$(39,600)
Share-based compensation expenses	11,099	3,250	11,702	26,051
Depreciation and amortization	38,124	16,255	43,636	98,015
Impairment and other charges	297,509	102,004	—	399,513
Restructuring and other related charges	49,422	—	42	49,464
Cloud computing amortization	13,452	—	—	13,452
Majority owned equity investees AOI	15,678	—	—	15,678
Adjusted operating income (loss)	$619,579	$64,905	$(121,911)	$562,573

	Year Ended December 31, 2023
(In thousands)	Domestic Operations	International	Corporate / Inter-segment Eliminations	Consolidated
Operating income (loss)	$583,542	$(9,624)	$(185,506)	$388,412
Share-based compensation expenses	13,765	3,388	8,512	25,665
Depreciation and amortization	46,494	18,127	42,781	107,402
Impairment and other charges	51,966	44,723	—	96,689
Restructuring and other related charges	3,350	3,934	20,503	27,787
Cloud computing amortization	21	—	10,522	10,543
Majority owned equity investees AOI	13,606	—	—	13,606
Adjusted operating income (loss)	$712,744	$60,548	$(103,188)	$670,104

We define Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures, all of which are reported in our Consolidated Statement of Cash Flows. We believe the most comparable GAAP financial measure of our liquidity is net cash provided by operating activities. We believe that Free Cash Flow is useful as an indicator of our overall liquidity, as the amount of Free Cash Flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. We also believe that Free Cash Flow is one of several benchmarks used by analysts and investors who follow the industry for comparison of our liquidity with other companies in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$375,615	$203,919
Less: capital expenditures	(44,775)	(35,207)
Free cash flow	$330,840	$168,712

Supplemental Cash Flow Information	Year Ended December 31,
	2024	2023
Restructuring initiatives	$(13,295)	$(112,550)
Distributions to noncontrolling interests	(23,992)	(72,876)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2024, the fair value of our fixed rate debt of $1.84 billion was lower than its carrying value of $1.98 billion by $134.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2024 would increase the estimated fair value of our fixed rate debt by approximately $9.2 million to approximately $1.85 billion.
Managing our Interest Rate Risk
As of December 31, 2024, we have $2.4 billion of debt outstanding (excluding finance leases), of which $365.6 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2024 would increase our annual interest expense by approximately $3.7 million. The interest rate paid on approximately 85% of our debt (excluding finance leases) as of December 31, 2024 is fixed.
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
The Company recognized foreign currency transaction gains (losses) of $(7.0) million and $8.4 million for the years ended December 31, 2024 and 2023, respectively, related to foreign currency transactions. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income (loss).
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

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 69 of this Annual Report, and are incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2024, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.

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
Under the supervision and with the participation of management, including the principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-3.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2024 (the "2025 Proxy Statement"), which is incorporated herein by reference.

Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2025 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 69.
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

4.8
Third Supplemental Indenture, dated as of February 8, 2021, to the Indenture, dated as of March 30, 2016, among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to AMC Networks Inc.’s 4.25% Senior Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2021).

4.9
Indenture, dated as of April 9, 2024, by and among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to AMC Networks Inc.’s 10.25% Senior Secured Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 10, 2024).

4.10
Indenture, dated as of June 21, 2024, by and among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to AMC Networks Inc.’s 4.25% Convertible Senior Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2024).

4.11
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

10.3
Amendment No. 1, dated as of February 8, 2021, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, in each case, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America, N.A., as an L/C Issuer, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.4
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

10.5
Amendment No. 3, dated as of April 9, 2024, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, by and among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America N.A., as an L/C Issuer, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024).

10.6
AMC Networks Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 26, 2024).

10.7
Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Patrick O'Connell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.8
Employment Agreement, dated October 19, 2022, by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.9	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.10	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.11	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K for the year ended December 31, 2017).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.13	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.14	AMC Networks Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.15
Employment Agreement, dated February 15, 2023, by and between AMC Networks Inc. and Kristin Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.16
Amended & Restated Employment Agreement dated September 2, 2022, between AMC Networks Inc. and Kim Kelleher (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.17
Employment Agreement dated August 15, 2023, between AMC Networks Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.18
Employment Agreement, dated March 16, 2020, between AMC Networks Inc. and Dan McDermott (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.19
Amendment to Employment Agreement, dated October 20, 2021, between AMC Networks Inc. and Dan McDermott (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.20
Separation Agreement, dated July 26, 2024, by and between AMC Networks Inc. and James G. Gallagher (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

19		AMC Networks Inc. Insider Trading Policy.

21		Subsidiaries of the Registrant.

22		List of Guarantor Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97		Accounting Policy for Clawbacks of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

AMC Networks Inc.

Date:	February 14, 2025	By:	/s/ Patrick O'Connell
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

Name	Title	Date

/s/ Kristin A. Dolan	Chief Executive Officer	February 14, 2025
Kristin A. Dolan	(Principal Executive Officer)

/s/ Patrick O'Connell	Executive Vice President and Chief Financial Officer	February 14, 2025
Patrick O'Connell	(Principal Financial Officer)

/s/ Michael J. Sherin III	Executive Vice President and Chief Accounting Officer	February 14, 2025
Michael J. Sherin III	(Principal Accounting Officer)

/s/ James L. Dolan	Chairman of the Board of Directors	February 14, 2025
James L. Dolan

/s/ Matthew Blank	Director	February 14, 2025
Matthew Blank

/s/ Joseph M. Cohen	Director	February 14, 2025
Joseph M. Cohen

/s/ Christopher J. Cox	Director	February 14, 2025
Christopher J. Cox

/s/ Aidan Dolan	Director	February 14, 2025
Aidan Dolan

/s/ Patrick F. Dolan	Director	February 14, 2025
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 14, 2025
Thomas C. Dolan

/s/ Stephen C. Mills	Director	February 14, 2025
Stephen C. Mills

/s/ Debra G. Perelman	Director	February 14, 2025
Debra G. Perelman

/s/ Brian G. Sweeney	Director	February 14, 2025
Brian G. Sweeney

/s/ Vincent Tese	Director	February 14, 2025
Vincent Tese

/s/ Leonard Tow	Director	February 14, 2025
Leonard Tow

/s/ Carl E. Vogel	Director	February 14, 2025
Carl E. Vogel

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 14, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value of goodwill in the Domestic Operations and AMC Networks International (AMCNI) reporting units
As discussed in Note 7 to the consolidated financial statements, the Company’s goodwill balance for the Domestic Operations segment was $80.0 million and for the International segment was $166.3 million at December 31, 2024. The Company performs goodwill impairment testing at the reporting unit level on an annual basis during the fourth quarter of each fiscal year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company recognized impairment charges of $268.7 million and $102.0 million for the year ended December 31, 2024 to reduce the carrying value of the Domestic Operations and AMCNI reporting units, respectively, to fair value.
We identified the assessment of the carrying value of goodwill in the Domestic Operations and AMCNI reporting units as a critical audit matter. Revenue growth rates, long-term growth rate and the discount rate used by the Company to estimate the fair value of the reporting unit involved especially challenging auditor judgment and could have a significant effect on the Company’s assessment of the carrying value of the reporting units’ goodwill.

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
Assessment of the amortization of owned original program rights predominantly monetized as a group
As discussed in Note 5 to the consolidated financial statements, the balance of the Company’s owned original program rights, net as of December 31, 2024 was $935.4 million, of which $647.6 million related to completed productions predominantly monetized as a group. Program rights that are predominantly monetized as a group are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on projected program usage, typically resulting in an accelerated amortization pattern. The Company bases its estimates of projected program usage on its expectation of future consumption. The Company periodically reviews projected program usage and revises assumptions, if necessary, which could impact the timing of amortization expense.
We identified the assessment of projected program usage used in the amortization of owned original program rights predominantly monetized as a group as a critical audit matter. The significant assumption used by the Company to determine projected program usage, specifically, future viewership patterns, involved especially challenging auditor judgment as it involves subjective assessments. Changes in this assumption could have had an effect on the carrying amount of the Company’s owned original program rights and associated current period program rights amortization expense.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the program rights amortization process. This included controls related to the Company’s development of the significant assumption used in determining the projected program usage. We tested the future viewership patterns used to develop the projected program usage by comparing projected program usage to historical trends, as well as tested the completeness and accuracy of the underlying data. In addition, we performed sensitivity analyses to evaluate the potential changes in the amount of amortization recorded by the Company that could result from changes in future viewership patterns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report, dated February 14, 2025, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 14, 2025

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$784,649	$570,576
Accounts receivable, trade (less allowance for doubtful accounts of $9,468 and $9,488)	623,898	664,396
Prepaid expenses and other current assets	262,257	388,398
Total current assets	1,670,804	1,623,370
Property and equipment, net of accumulated depreciation of $458,396 and $403,708	143,036	159,237
Program rights, net	1,713,952	1,802,653
Intangible assets, net	216,478	268,558
Goodwill	246,304	626,496
Deferred tax assets, net	13,183	11,456
Operating lease right-of-use assets	58,390	71,163
Other assets	300,074	406,854
Total assets	$4,362,221	$4,969,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$88,570	$89,469
Accrued liabilities	290,718	385,838
Current portion of program rights obligations	221,603	301,221
Deferred revenue	61,838	65,736
Current portion of long-term debt	7,500	67,500
Current portion of lease obligations	32,439	33,659
Total current liabilities	702,668	943,423
Program rights obligations	144,476	150,943
Long-term debt, net	2,328,719	2,294,249
Lease obligations	64,581	87,240
Deferred tax liabilities, net	121,302	160,383
Other liabilities	60,334	74,306
Total liabilities	3,422,080	3,710,544
Commitments and contingencies
Redeemable noncontrolling interests	55,881	185,297
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,670 shares issued and 32,636 and 32,077 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized; none issued	—	—
Paid-in capital	437,860	378,877
Accumulated earnings	2,092,229	2,321,105
Treasury stock, at cost (34,094 and 34,593 shares Class A Common Stock, respectively)	(1,408,307)	(1,419,882)
Accumulated other comprehensive loss	(266,969)	(232,831)
Total AMC Networks stockholders' equity	855,595	1,048,051
Non-redeemable noncontrolling interests	28,665	25,895
Total stockholders' equity	884,260	1,073,946
Total liabilities and stockholders' equity	$4,362,221	$4,969,787
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	2024	2023	2022
Revenues, net	$2,421,314	$2,711,877	$3,096,545
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,132,593	1,327,500	1,515,902
Selling, general and administrative	781,329	764,087	896,817
Depreciation and amortization	98,015	107,402	107,227
Impairment and other charges	399,513	96,689	40,717
Restructuring and other related charges	49,464	27,787	448,966
Total operating expenses	2,460,914	2,323,465	3,009,629
Operating income (loss)	(39,600)	388,412	86,916
Other income (expense):
Interest expense	(166,186)	(152,703)	(133,762)
Interest income	36,803	37,018	13,326
Loss on extinguishment of debt, net	(105)	—	—
Miscellaneous, net	(5,409)	23,279	3,568
Total other expense	(134,897)	(92,406)	(116,868)
Income (loss) from operations before income taxes	(174,497)	296,006	(29,952)
Income tax (expense) benefit	(43,490)	(94,606)	40,980
Net income (loss) including noncontrolling interests	(217,987)	201,400	11,028
Net (income) loss attributable to noncontrolling interests	(8,559)	14,064	(3,434)
Net income (loss) attributable to AMC Networks' stockholders	$(226,546)	$215,464	$7,594

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$(5.10)	$4.92	$0.18
Diluted	$(5.10)	$4.90	$0.17

Weighted average common shares:
Basic	44,438	43,827	43,135
Diluted	44,438	43,991	43,731

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	2024	2023	2022
Net income (loss) including noncontrolling interests	$(217,987)	$201,400	$11,028
Other comprehensive income (loss):
Foreign currency translation adjustment	(34,963)	8,248	(66,630)
Income tax (expense) benefit	(93)	(75)	2
Other comprehensive income (loss), net of income taxes	(35,056)	8,173	(66,628)
Comprehensive income (loss)	(253,043)	209,573	(55,600)
Comprehensive (income) loss attributable to noncontrolling interests	(7,641)	12,858	(786)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$(260,684)	$222,431	$(56,386)
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2021	$655	$115	$347,971	$2,098,047	$(1,419,882)	$(175,818)	$851,088	$51,584	$902,672
Net income attributable to AMC Networks’ stockholders	—	—	—	7,594	—	—	7,594	—	7,594
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	6,708	6,708
Purchase of noncontrolling interest, net of tax	—	—	(3,066)	—	—	—	(3,066)	(1,297)	(4,363)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(7,522)	(7,522)
Other comprehensive income (loss)	—	—	—	—	—	(63,980)	(63,980)	(2,648)	(66,628)
Share-based compensation expenses	—	—	37,684	—	—	—	37,684	—	37,684
Net share issuance under employee stock plans	6	—	(22,338)	—	—	—	(22,332)	—	(22,332)
Balance, December 31, 2022	661	115	360,251	2,105,641	(1,419,882)	(239,798)	806,988	46,825	853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	215,464	—	—	215,464	—	215,464
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(12,285)	(12,285)
Sale of noncontrolling interest, net of tax	—	—		—	—	—	—	(3,568)	(3,568)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(6,283)	(6,283)
Other comprehensive income (loss)	—	—	—	—	—	6,967	6,967	1,206	8,173
Share-based compensation expenses	—	—	25,903	—	—	—	25,903	—	25,903
Net share issuance under employee stock plans	6	—	(7,277)	—	—	—	(7,271)	—	(7,271)
Balance, December 31, 2023	667	115	378,877	2,321,105	(1,419,882)	(232,831)	1,048,051	25,895	1,073,946
Net loss attributable to AMC Networks’ stockholders	—	—	—	(226,546)	—	—	(226,546)	—	(226,546)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	15,641	15,641
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(22,594)	—	—	—	(22,594)	—	(22,594)
Purchase of noncontrolling interest, net of tax	—	—	69,397	—	—	—	69,397	—	69,397
Distributions to noncontrolling members	—	—	—	—	—	—	—	(11,953)	(11,953)
Other comprehensive income (loss)	—	—	—	—	—	(34,138)	(34,138)	(918)	(35,056)
Share-based compensation expenses	—	—	26,051	—	—	—	26,051	—	26,051
Common stock issued under employee stock plans	—	—	(9,245)	(2,330)	11,575	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(217,987)	$201,400	$11,028
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	98,015	107,402	107,227
Non-cash impairment and other charges	399,513	87,089	40,717
Share-based compensation expenses related to equity classified awards	26,051	25,665	29,986
Non-cash restructuring and other related charges	44,217	15,147	336,744
Amortization and write-offs of program rights	889,394	906,158	1,008,470
Amortization of deferred carriage fees	26,748	21,341	34,234
Unrealized foreign currency transaction loss	4,595	2,716	8,692
Amortization of deferred financing costs and discounts on indebtedness	7,335	7,574	7,733
Deferred income taxes	(63,063)	49,736	(50,689)
Other, net	(3,580)	(2,731)	(9,549)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	30,886	34,332	70,371
Prepaid expenses and other assets	215,028	103,258	(34,069)
Program rights and obligations, net	(932,269)	(1,079,910)	(1,347,351)
Deferred revenue	(3,963)	(60,671)	(63,622)
Deferred carriage fees, net	(22,828)	(17,826)	(39,590)
Accounts payable, accrued liabilities and other liabilities	(122,477)	(196,761)	71,502
Net cash provided by operating activities	375,615	203,919	181,834
Cash flows from investing activities:
Capital expenditures	(44,775)	(35,207)	(44,272)
Return of capital from investees	1,693	2,146	1,771
Proceeds from sale of investments	—	8,565	9,854
Other, net	2,706	174	(6,738)
Net cash used in investing activities	(40,376)	(24,322)	(39,385)
Cash flows from financing activities:
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	862,969	—	—
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	139,437	—	—
Tender, redemption, and repurchase of 4.75% Senior Notes due 2025	(774,729)	(24,631)	—
Redemption of 5.00% Senior Notes due 2024	—	(400,000)	—
Principal payments on Term Loan A Facility	(241,875)	(33,750)	(33,750)
Repurchase of 4.25% Senior Notes due 2029	(10,129)	—	—
Payments for financing costs	(10,628)	(342)	—
Deemed repurchases of restricted stock units	(4,626)	(7,271)	(22,332)
Principal payments on finance lease obligations	(4,650)	(4,222)	(3,576)
Purchase of noncontrolling interests	(42,000)	(1,343)	(2,500)
Distributions to noncontrolling interests	(23,992)	(72,876)	(34,957)
Net cash used in financing activities	(110,223)	(544,435)	(97,115)
Net increase (decrease) in cash and cash equivalents from operations	225,016	(364,838)	45,334
Effect of exchange rate changes on cash and cash equivalents	(10,943)	5,412	(7,553)
Cash and cash equivalents at beginning of year	570,576	930,002	892,221
Cash and cash equivalents at end of year	$784,649	$570,576	$930,002
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Consists of our five national programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBC AMERICA ("BBCA"), IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, and HIDIVE). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes IFC Films, RLJ Entertainment Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMC Networks International ("AMCNI"), our international programming businesses consisting of a portfolio of channels distributed around the world.
In January 2024, the Company updated the name of its previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media production services business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update did not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report for the "International" operating segment includes the results of the 25/7 Media production services business through the date of divestiture.
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

Note 2. Summary of Significant Accounting Policies
Revenue Recognition
The Company primarily earns revenue from (i) the distribution of its programming services, through distributors and directly to consumers, (ii) advertising, and (iii) content licensing and other services. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 3.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technical and Operating Expenses
Technical and operating expenses primarily consist of content expenses, such as amortization of program rights for original programming, feature films and licensed series, as well as participation and residual costs. The other components of technical and operating expenses primarily include distribution and production related costs and program operating costs including cost of delivery, such as origination, transmission, uplink and encryption.
Advertising Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income (loss). Advertising costs were $273.8 million, $241.5 million and $379.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award using a straight-line amortization method, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. Share-based compensation expenses are included in selling, general and administrative expenses in the consolidated statements of income (loss).
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company's international subsidiaries is the local currency. Assets and liabilities, including intercompany balances for which settlement is anticipated in the foreseeable future, are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded as a component of other comprehensive income in the consolidated statements of stockholders' equity.
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction gains (losses) of $(7.0) million, $8.4 million and $(1.2) million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in miscellaneous, net in the consolidated statements of income (loss).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Program Rights
Rights to programming, including feature films and episodic series, acquired under license agreements are recorded as program rights and program obligations on the consolidated balance sheets at the contract value when the license period has begun, the cost of the program is known, and the program is available for airing. Owned original programming costs are recorded as program rights on the consolidated balance sheets as production costs are incurred.
We amortize and test for impairment of capitalized film and television costs based on whether the content is predominantly monetized individually or as a group.
Program rights that are expected to be predominantly monetized on our networks and streaming services with other programming are considered monetized as a group. Licensed and owned original programming, including feature films and television series are amortized on a straight-line or accelerated basis based on viewership patterns on our streaming services and the projected program usage of the rights on our networks, over a period not to exceed the respective license periods.
The projected program usage is based on the Company's current expectation of future exhibitions taking into account historical usage and viewership patterns of similar content. The determination of the projected program usage requires significant judgment. Accordingly, the Company periodically reviews estimates of its projected program usage and viewership patterns and revises its assumptions if necessary, which could impact the timing of amortization expense. Any adjustments to the assumptions are applied prospectively in the period of the change.
For content that is predominantly monetized as a group, unamortized costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the group may be less than its unamortized costs. Groups are tested for impairment by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles within the group on a pro rata basis using the relative carrying value of the titles. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
Program rights that are expected to be predominantly monetized through licensing agreements are considered to be monetized individually and are amortized to technical and operating expense over their estimated useful lives, commencing upon the first usage, based on attributable revenue for airings to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method.
Ultimate revenues are estimated based on the levels of revenue generated from similar content in comparable markets, projected program usage, and the levels of historical and expected programming market acceptance. The determination of ultimate revenues requires significant judgment. Accordingly, the Company periodically reviews its ultimate revenue estimates and revises its assumptions if necessary, which could impact the timing of amortization expense. Any adjustments are applied prospectively as of the beginning of the fiscal year of the change.
For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. Individual titles are tested for impairment by comparing the present value of the discounted cash flows of the title to the unamortized costs of the title. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. These tax incentives generally provide for refundable or transferable tax credits upon meeting established levels of qualified production spending within a participating jurisdiction and may be received prior to or after completion of a production. Production tax incentives are included in prepaid and other current assets or other assets in the consolidated balance sheets, based on the timing of expected receipt, with a corresponding reduction to the cost basis of the Company’s programming assets when collection becomes probable, and reduces program rights amortization over the life of the title. Receivables related to tax incentives earned on production spend as of December 31, 2024 consisted of $182.0 million recorded in Prepaid expenses and other current assets and $42.4 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2023 were $230.3 million recorded in Prepaid expenses and other current assets and $49.9 million recorded in Other assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the consolidated balance sheets.
Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. Gains and losses related to equity securities are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income (loss). The Company did not have any equity securities with readily determinable fair values as of December 31, 2024 or 2023.
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions (less distributions received in prior periods that were determined to be returns of investment) exceed the Company's portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Equity method investments were $81.8 million and $83.1 million at December 31, 2024 and 2023, respectively.
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in miscellaneous, net in the consolidated statements of income (loss). Investments in non-marketable equity securities were $43.9 million and $41.6 million at December 31, 2024 and 2023, respectively.
Long-Lived Assets
Property and equipment are stated at cost. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under finance leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization in the consolidated statements of income (loss).
Amortizable intangible assets established in connection with business combinations primarily consist of affiliate and customer relationships, advertiser relationships and trade names. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives.
The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset group, an impairment loss is recognized as the amount by which the carrying amount of the asset group exceeds its fair value. See Note 7 for further discussion regarding impairment tests of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances.
Goodwill
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit and proceed directly to the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test consists of a comparison of the estimated fair value of the reporting unit with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, but not to exceed the carrying amount of goodwill.
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
See Note 7 for further discussion regarding impairment tests of goodwill and indefinite-lived intangible assets.
Deferred Carriage Fees
Deferred carriage fees, included in other assets in the consolidated balance sheets, represent amounts principally paid to multichannel video programming distributors to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related affiliation arrangement.
Derivative Financial Instruments
The Company's derivative financial instruments are recorded as either assets or liabilities in the consolidated balance sheets based on their fair values. Embedded derivative financial instruments which are clearly and closely related to the host contracts are not accounted for on a stand-alone basis. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives not designated as hedges, changes in fair values are recognized in earnings and included in miscellaneous, net, for foreign currency and other derivative contracts. For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. See Note 11 for a further discussion of the Company's derivative financial instruments.
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
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. See Note 14 for further discussion regarding commitments and contingencies.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2024 and 2023, one customer accounted for 13% and 15%, respectively, of accounts receivable (short and long-term).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and stockholders' equity in the Company's consolidated balance sheets at the greater of their initial carrying amount, increased or decreased for contributions, distributions and the noncontrolling interest's share of net income or loss, or an amount reflecting the accretion of changes in the redemption value to the earliest redemption date.
Net Income (Loss) per Share
Net income (loss) per basic share is based upon net income (loss) attributable to AMC Networks' stockholders divided by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Net income (loss) per diluted share reflects the dilutive effects, if any, of AMC Networks' outstanding equity-based awards and the assumed conversion of the 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to AMC Networks' stockholders used for basic and diluted net income (loss) per share	$(226,546)	$215,464	$7,594

Basic weighted average shares outstanding	44,438	43,827	43,135
Effect of dilution:
Restricted stock units	—	164	596
Diluted weighted average shares outstanding	44,438	43,991	43,731

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$(5.10)	$4.92	$0.18
Diluted	$(5.10)	$4.90	$0.17
For the year ended December 31, 2024, all 3.4 million of our restricted stock units and the weighted average impact of 11.3 million common shares related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive since we reported a net loss.
For the years ended December 31, 2023 and 2022, 0.5 million and 0.8 million, respectively, of restricted stock units have been excluded from diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Common Stock of AMC Networks
Each holder of AMC Networks Class A Common Stock has one vote per share while holders of AMC Networks Class B Common Stock have ten votes per share. AMC Networks Class B shares can be converted to AMC Networks Class A Common Stock at any time with a conversion ratio of one AMC Networks Class A common share for one AMC Networks Class B common share. The AMC Networks Class A stockholders are entitled to elect at least 25% of the Company's Board of Directors. AMC Networks Class B stockholders have the right to elect the remaining members of the Company's Board of Directors. In addition, the members of the Dolan Family Group are parties to a stockholders agreement (the "Stockholders Agreement") that has the effect of causing the voting power of certain holders of our Class B Common Stock to be cast as a block on all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee. However, the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts which collectively own 77% of the outstanding Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established closing date and may be suspended or discontinued at any time. For the years ended December 31, 2024, 2023 and 2022, the

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2024, the Company had $135.3 million available for repurchase under the Stock Repurchase Program.
The following table summarizes common stock share activity for all years presented:

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2021	30,892	11,484
Employee and non-employee director stock transactions*	633	—
Balance at December 31, 2022	31,525	11,484
Employee and non-employee director stock transactions*	552	—
Balance at December 31, 2023	32,077	11,484
Employee and non-employee director stock transactions*	559	—
Balance at December 31, 2024	32,636	11,484
*Reflects common stock activity in connection with restricted stock units granted to employees and non-employee directors, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance that expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company incorporated the required disclosure updates in these 2024 annual financial statements.
Recently Issued Accounting Standards
In November 2024, the FASB issued guidance that is intended to provide investors more detailed disclosures around specific types of expenses in the notes to the financial statements for interim and annual reporting periods. The Company will incorporate the required disclosure updates for the 2027 annual financial statements, and the updates may be applied prospectively or retrospectively.
In December 2023, the FASB issued guidance that is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company will incorporate the required disclosure updates for the 2025 annual financial statements.

Note 3. Revenue Recognition
Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer ("transaction price"). To the extent the contract includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. Amounts collected on behalf of others (including taxes), where the Company is an agent, are excluded from revenue.
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
Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines relative standalone selling prices based on the price

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at which the performance obligations are sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internal pricing guidelines related to the performance obligations.
The Company’s revenue recognition policies summarizing the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are described below.
Subscription
Subscription revenues primarily consist of affiliate fees received from distributors for the rights to use the Company's network programming under multi-year contracts, commonly referred to as "affiliation agreements," and subscription fees for our streaming services. Subscription revenues are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite ("DBS"), platforms operated by telecommunications providers and virtual multichannel video programming distributors (collectively "distributors"). The Company’s streaming services are also available to subscribers through digital streaming platforms and our direct-to-consumer ("DTC") applications.
The majority of the Company’s subscription revenues relate to sales-based and usage-based royalties which are recognized on the later of (i) when the subsequent sale or usage occurs and (ii) satisfaction or partial satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated to. Costs incurred for services provided to us by distributors, such as advertising and marketing, that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenue. Occasionally, the Company incurs costs to obtain a distribution contract and these costs are amortized over the period of the related distribution contract as a reduction of revenue.
The Company's performance obligation under affiliation agreements is a license of functional intellectual property that is satisfied as the Company provides its programming over the term of the agreement. The transaction price is represented by subscription fees that are generally based upon contractual rates applied to the number of the distributor's subscribers who receive or can receive our programming ("rate-per-subscriber"), or, to a lesser extent and primarily in AMCNI affiliation agreements, fixed contractual monthly fees ("fixed fee").
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

Content Licensing and Other
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
The Company also earns revenue from production and transmission services. Such services are recognized as revenue as the services are performed.
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2024. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2024, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the consolidated balance sheets.
For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, and that right is conditional upon something other than the passage of time, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under a contract, the contract assets are reclassified to account receivables.
When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The primary source of the Company’s contract liabilities relates to advertising sales arrangements where the guaranteed viewer ratings are not met, and for advanced payments related to our streaming services subscriptions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	December 31, 2024	December 31, 2023
Balances from contracts with customers:
Accounts receivable (including long-term receivables, within Other assets)	$674,631	$750,390
Contract assets, short-term (included in Prepaid expenses and other current assets)	—	2,364
Contract liabilities, short-term (Deferred revenue)	61,838	65,736
Revenue recognized for the years ended December 31, 2024, 2023 and 2022, relating to the contract liabilities at the beginning of the respective periods was $50.5 million, $111.4 million and $185.6 million, respectively.
During 2024, we recognized revenues of $20.8 million for retroactive adjustments reported by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of December 31, 2024, the Company had not yet sold any customer receivables under this agreement.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $49.5 million for the year ended December 31, 2024, consisting of $44.2 million of content impairments and $5.3 million of severance and employee-related costs. Following the purchase of the remaining interest in BBCA in November 2024, the Company completed a strategic programming assessment and recorded a restructuring charge of $43.2 million pertaining to certain scripted original programming that no longer aligned with the channel's go-forward strategy. The remaining content impairments were recorded in connection with We TV shifting to a reduced originals strategy.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Domestic Operations	$49,422	$3,350	$423,205
International	—	3,934	2,854
Corporate / Inter-segment Eliminations	42	20,503	22,907
Total restructuring and other related charges	$49,464	$27,787	$448,966

The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2022	$37,150	$74,724	$111,874
Charges	17,510	10,277	27,787
Cash payments	(45,878)	(66,672)	(112,550)
Non-cash adjustments	—	(15,147)	(15,147)
Other	(56)	1,826	1,770
Balance at December 31, 2023	8,726	5,008	13,734
Charges	5,247	44,217	49,464
Cash payments	(8,141)	(5,154)	(13,295)
Non-cash content impairment adjustments	—	(44,217)	(44,217)
Other	(948)	1,483	535
Balance at December 31, 2024	$4,884	$1,337	$6,221
Accrued restructuring and other related costs of $6.2 million are included in Accrued liabilities in the consolidated balance sheets at December 31, 2024. Accrued restructuring and other related costs of $12.1 million and $1.6 million are included in Accrued liabilities and Other liabilities, respectively, in the consolidated balance sheets at December 31, 2023.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Program Rights and Obligations
Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$65,129	$647,632	$712,761
In-production and in-development	—	222,660	222,660
Total owned original program rights, net	$65,129	$870,292	$935,421

Licensed program rights, net:
Licensed film and acquired series	$261	$543,396	$543,657
Licensed originals	—	147,245	147,245
Advances and other production costs	—	90,318	90,318
Total licensed program rights, net	261	780,959	781,220
Program rights, net	$65,390	$1,651,251	$1,716,641

Current portion of program rights, net			$2,689
Program rights, net (long-term)			1,713,952
			$1,716,641

	December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$139,363	$532,839	$672,202
In-production and in-development	—	284,455	284,455
Total owned original program rights, net	$139,363	$817,294	$956,657

Licensed program rights, net:
Licensed film and acquired series	$973	$599,607	$600,580
Licensed originals	1,555	169,489	171,044
Advances and other production costs	—	82,252	82,252
Total licensed program rights, net	2,528	851,348	853,876
Program rights, net	$141,891	$1,668,642	$1,810,533

Current portion of program rights, net			$7,880
Program rights, net (long-term)			1,802,653
			$1,810,533

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	74,417	$319,385	$393,802
Licensed program rights	2,102	493,490	495,592
	$76,519	$812,875	$889,394

Included in Restructuring and other related charges:
Owned original program rights	$—	$38,330	$38,330
Licensed program rights	—	5,887	5,887
	$—	$44,217	$44,217

	Year Ended December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$154,523	$282,954	$437,477
Licensed program rights	3,162	465,519	468,681
	$157,685	$748,473	$906,158

	Year Ended December 31, 2022
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Included in Technical and operating:
Owned original program rights	$279,910	$182,695	$462,605
Licensed program rights	37,935	507,930	545,865
	$317,845	$690,625	$1,008,470
Included in Restructuring and other related charges:
Owned original program rights	$192,749	$24,914	$217,663
Licensed program rights	110,830	75,261	186,091
	$303,579	$100,175	$403,754

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the expected amortization over each of the next three years of completed program rights on the consolidated balance sheets as of December 31, 2024:

(In thousands)	2025	2026	2027
Owned original program rights:
Predominantly Monetized Individually	$22,851	$26,742	$10,959
Predominantly Monetized as a Group	327,713	190,246	91,140

Licensed program rights:
Predominantly Monetized Individually	$227	$34	$—
Predominantly Monetized as a Group	357,087	176,953	98,024
Program rights write-offs for programming that was substantively abandoned of $20.7 million and $17.3 million were included in technical and operating expense for the years ended December 31, 2024 and 2023, respectively. There were no material program rights write-offs included in technical and operating expense for the year ended December 31, 2022. For the years ended December 31, 2024 and 2022, there were $44.2 million and $403.8 million, respectively, of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments. There were no program write-offs recorded to restructuring and other related charges for the year ended December 31, 2023. See Note 4 to the consolidated financial statements for additional information.
Program Rights Obligations
Amounts payable subsequent to December 31, 2024 related to program rights obligations included in the consolidated balance sheets are as follows:

(In thousands)
Years Ending December 31,
2025	$221,603
2026	70,244
2027	40,237
2028	24,161
2029	9,834
$366,079

Note 6. Property and Equipment
Property and equipment (including equipment under finance leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2024	2023
Program, service and test equipment	$371,994	$336,803	2 to 5 years
Satellite equipment	43,340	40,536	Term of lease
Furniture and fixtures	11,639	11,750	3 to 8 years
Transmission equipment	29,750	29,924	5 years
Leasehold improvements	144,709	143,932	Term of lease
Property and equipment	601,432	562,945
Accumulated depreciation and amortization	(458,396)	(403,708)
Property and equipment, net	$143,036	$159,237
Depreciation and amortization expenses on property and equipment (including equipment under finance leases) amounted to $64.1 million, $66.9 million and $65.8 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2024 and 2023, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2024	2023
Satellite equipment	$43,340	$40,536
Less accumulated amortization	(31,645)	(30,652)
	$11,695	$9,884

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2022	$349,292	$294,127	$643,419
Impairment charge	—	(21,718)	(21,718)
Amortization of "second component" goodwill	(560)	—	(560)
Sale of 25/7 Media reporting unit	—	(2,407)	(2,407)
Foreign currency translation	—	7,762	7,762
December 31, 2023	348,732	277,764	626,496
Impairment charge	(268,694)	(102,004)	(370,698)
Foreign currency translation	—	(9,494)	(9,494)
December 31, 2024	$80,038	$166,266	$246,304
As of December 31, 2024 and 2023, accumulated impairment charges totaled $556.2 million and $185.5 million, respectively, inclusive of the 25/7 Media impairment charges recorded in 2023 prior to the divestiture of that business in December 2023.
The reduction of $0.6 million in 2023 in the carrying amount of goodwill for the Domestic Operations segment is due to the realization of a tax benefit for the amortization of "second component" goodwill at SundanceTV. Second component goodwill is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with the authoritative guidance at the time of the SundanceTV acquisition, the tax benefits associated with this excess are applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes, if and when such tax benefits are realized in the Company's tax returns. All remaining tax benefits were realized during the second quarter of 2023.
Impairment Test of Goodwill
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.
As of December 1, 2024, the Company performed a quantitative assessment for all of its reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the Domestic Operations and AMCNI reporting units declined to less than their carrying amounts. The decrease in the estimated fair values reflect current and expected trends across the media industry, including continued softness in the domestic linear marketplace and across the international television broadcasting markets resulting in lower expected future cash flows, as well as a decrease in the valuation multiples used to estimate the fair values using the market approach for the Domestic Operations reporting unit. As a result, the Company recognized impairment charges of $268.7 million and $34.0 million related to the Domestic Operations and AMCNI reporting units, respectively, included in Impairment and other charges in the consolidated statements of income (loss).
Additionally, during the second quarter of 2024, the Company determined that a triggering event had occurred with respect to the Company's decline in stock price, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed quantitative assessments for all reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, the Company recognized an impairment charge of $68.0 million related to the AMCNI reporting unit, included in Impairment and other charges in the consolidated statements of income (loss).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 1, 2023, the Company performed a quantitative assessment for all of its reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the 25/7 Media reporting unit further declined from the interim assessment performed (as described below). The decrease in the estimated fair value reflected the continued decline in market conditions and business outlook and contemplation of concurrent negotiations with the noncontrolling interest holders for the sale of the Company's remaining interest. As a result, the Company recognized an impairment charge of $19.8 million related to the 25/7 Media reporting unit, reflecting a write-down of substantially all of the goodwill associated with the 25/7 Media reporting unit. The remaining $2.4 million of goodwill was eliminated upon the sale of Company's remaining interest. The impairment charge was included in Impairment and other charges in the consolidated statements of income (loss), within the International operating segment. No impairment charges were required for any of the Company's other reporting units.
During the second quarter of 2023, the Company determined that a triggering event had occurred with respect to the 25/7 Media reporting unit in the International segment, which required an interim goodwill impairment test to be performed. Accordingly, the Company performed a quantitative assessment using an income approach, specifically a DCF, and a market comparables approach. Based on the valuations performed, a $1.9 million goodwill impairment charge was recorded, which is included in Impairment and other charges in the consolidated statements of income (loss), within the International operating segment.
As of December 1, 2022, the Company performed a quantitative assessment for all of its reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value was in response to current and expected trends across the international television broadcasting markets, as well as a decrease in the valuation multiples used to estimate the fair value using the market approach. As a result, the Company recognized an impairment charge of $40.7 million, reflecting a partial write-down of the goodwill associated with the AMCNI reporting unit, which is included in Impairment and other charges in the consolidated statements of income (loss), within the International operating segment.
The fair values outlined above were all determined using a combination of an income approach, using a DCF, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, the market comparables approach is determined using guideline company valuation multiples. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2024			Estimated Useful Lives
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$610,048	$(456,052)	$153,996	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	88,751	(46,169)	42,582	3 to 20 years
Total amortizable intangible assets	745,081	(548,503)	196,578
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$764,981	$(548,503)	$216,478

(In thousands)	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$618,778	$(421,968)	$196,810
Advertiser relationships	46,282	(42,806)	3,476
Trade names and other amortizable intangible assets	91,134	(42,762)	48,372
Total amortizable intangible assets	756,194	(507,536)	248,658
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$776,094	$(507,536)	$268,558
Excluding impairment charges (as described below), aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2024, 2023 and 2022 was $33.9 million, $40.5 million and $41.5 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2025	$30,293
2026	29,386
2027	24,818
2028	22,717
2029	19,769

Impairment Test of Long-Lived Assets
During 2024 and 2023, the Company recorded long-lived assets impairment charges for partially owned consolidated subsidiaries, BBCA and 25/7 Media, of $71.6 million and $23.0 million, respectively. No impairment charges for long-lived assets were required in 2022.
BBCA
During the second quarter of 2024, given continued market challenges and linear declines, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $15.7 million was recorded for identifiable intangible assets and $13.5 million for other

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-lived assets, which is included in Impairment and other charges in the consolidated statements of income (loss) within the Domestic Operations operating segment. Fair values were determined using a market approach.
During the fourth quarter of 2023, given continued market challenges and linear declines, the Company revised its outlook for its BBCA linear programming network, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA. The Company performed a recoverability test and determined that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $42.4 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the consolidated statements of income (loss) within the Domestic Operations operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
25/7 Media
During the second quarter of 2023, given the impact of market challenges at 25/7 Media, specifically relating to reduced demand for new content and series cancellations from third parties, the Company revised its outlook for the 25/7 Media production services business, resulting in lower expected future cash flows. As a result, the Company determined that sufficient indicators of potential impairment of long-lived assets existed at 25/7 Media. The Company performed a recoverability test and determined that the carrying amount of the 25/7 Media asset group was not recoverable. The carrying value of the asset group exceeded its fair value, therefore an impairment charge of $23.0 million was recorded for identifiable intangible assets, which is included in Impairment and other charges in the consolidated statements of income (loss) within the International operating segment. Fair values used to determine the impairment charge were determined using an income approach, specifically a DCF model, and a market comparables approach. The DCF model includes significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
As of December 1, 2024, the Company performed a quantitative assessment for its indefinite-lived intangible assets. Based on the annual impairment test performed, no impairment charge was required. The Company's indefinite-lived intangible assets relate to SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue relating to projected revenues covered by the trademarks.
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

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Employee related costs	$79,873	$93,866
Participations and residuals	118,101	164,375
Interest	60,485	31,749
Other accrued expenses	32,259	95,848
Total accrued liabilities	$290,718	$385,838

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2024	December 31, 2023
Senior Secured Credit Facility: (a)
Term Loan A Facility	$365,625	$607,500
Senior Notes:
4.75% Senior Notes due August 2025	—	774,729
10.25% Senior Secured Notes due January 2029	875,000	—
4.25% Senior Notes due February 2029	985,010	1,000,000
4.25% Convertible Senior Notes due February 2029	143,750	—
Total long-term debt	2,369,385	2,382,229
Unamortized discount	(25,014)	(13,873)
Unamortized deferred financing costs	(8,152)	(6,607)
Long-term debt, net	2,336,219	2,361,749
Current portion of long-term debt	7,500	67,500
Noncurrent portion of long-term debt	$2,328,719	$2,294,249
(a)    Represents the aggregate principal amount of the debt, with maturities of Term Loan A (Non-Extended) (as defined below) of $90.0 million due February 2026, Term Loan A (Extended) (as defined below) of $275.6 million due April 2028, and undrawn $175.0 million Revolving Credit Facility (as defined below) due April 2028. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Senior Secured Credit Facility
In February 2021, AMC Networks entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended, the "Credit Agreement"), among AMC Networks and its subsidiary, AMC Network Entertainment LLC ("AMC Network Entertainment"), as the initial borrowers (the "Initial Borrowers"), certain of AMC Networks' subsidiaries, as restricted subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, as an L/C Issuer, and the lenders party thereto. Amendment No. 1 extended the maturity dates of the $675 million Term Loan A Facility and $500 million Revolving Credit Facility (each as defined below) under the Credit Agreement to February 8, 2026, and made certain other amendments to the covenants and other provisions of the Credit Agreement.
In April 2023, AMC Networks entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Amendment No. 2 (i) reduced the aggregate principal amount of the revolving loan commitments under the Credit Agreement (the "Revolving Credit Facility") from $500 million to $400 million, (ii) replaced the interest rate based on London Interbank Offered Rate with an interest rate based on the Secured Overnight Financing Rate ("SOFR"), (iii) increased the Company's ability to incur additional debt in the future to provide additional flexibility for future financings, including increasing the amount of the incremental debt basket to the greater of $1.2 billion and the amount that would not cause the senior secured leverage ratio to exceed 3.00 to 1.00 on a pro forma basis and (iv) made certain other modifications to the Credit Agreement. In connection with the modification of the revolving loan commitments, the Company recorded $0.6 million to write-off a portion of the unamortized deferred financing costs, which is included in interest expense within the consolidated statements of income (loss) for the year ended December 31, 2023.
On April 9, 2024, AMC Networks entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement. In connection with Amendment No. 3, AMC Networks made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility was extended to April 9, 2028 (referred to as "Term Loan A (Extended)"). The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be February 8, 2026 (referred to as "Term Loan A (Non-Extended)"). Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. In connection with the $165.6 million partial prepayment of the Term Loan A Facility and the modification of the revolving loan commitments, the Company recorded a charge of $1.3 million

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which is included in Loss on extinguishment of debt, net within the consolidated statements of income (loss).
During each of the second, third and fourth quarters of 2024, the Company repaid $8.1 million of borrowings under the Term Loan A Facility in accordance with the terms of the Credit Agreement. During the third quarter of 2024, the Company also voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility. In connection with this prepayment, the Company recorded a charge of $0.4 million to write-off a portion of the associated unamortized discount and deferred financing costs, which is included in Loss on extinguishment of debt, net within the consolidated statements of income (loss). In March 2024, the Company also repaid $16.9 million of borrowings under the Term Loan A Facility in accordance with the previous agreement.
Borrowings under the Credit Agreement for the non-extended amounts due February 2026 continue to bear interest at a floating rate, which at the option of the Initial Borrowers may be either (a) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a cash flow ratio), or (b) a SOFR rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a cash flow ratio). Borrowings for the extended amounts due April 2028 bear interest at (a) a base rate plus an additional rate ranging from 1.75% to 2.50% per annum (determined based on a cash flow ratio) (the "Base Rate"), or (b) a SOFR rate plus an additional rate ranging from 2.75% to 3.50% per annum (determined based on a cash flow ratio) (the "SOFR Rate").
The Credit Agreement requires the Initial Borrowers to pay a commitment fee of between 0.25% and 0.375% (determined based on a cash flow ratio) in respect of the average daily unused commitments under the Revolving Credit Facility. The Initial Borrowers also are required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Credit Agreement.
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
The Credit Agreement contains certain affirmative and negative covenants applicable to AMC Networks and its restricted subsidiaries. These include restrictions on AMC Networks and its restricted subsidiaries' ability to incur indebtedness, make investments, place liens on assets, dispose of assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks' ability to pay dividends on and to repurchase its common stock. The Credit Agreement also requires AMC Networks and its restricted subsidiaries, on a consolidated basis to comply with the following financial covenants: (i) a maximum ratio of Net Debt to Annual Adjusted Operating Income (each defined in the Credit Agreement) ("Net Leverage Ratio") of 5.25:1.00 from January 1, 2021 through December 31, 2021 and decreasing to 5.00:1.00 on and after January 1, 2022 to but excluding the Amendment No. 3 effective date. From the Amendment No.3 effective date through March 31, 2026, the maximum Net Leverage Ratio is 5.75:1.00, decreasing thereafter to 5.50:1.00, subject to increase (not to exceed 6.00:1.00) if AMC Networks consummates any leveraging acquisition; and (ii) a minimum ratio of Annual Adjusted Operating Income to Annual Total Interest Expense (each defined in the Credit Agreement) ("Interest Coverage Ratio") of 2.50:1.00 through the quarter ending June 30, 2024, 2.00:1.00 for each quarter ending September 30, 2024 through September 30, 2026, and 2.25:1.00 for each quarter thereafter. AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2024 and 2023.
The Revolving Credit Facility was not drawn upon at December 31, 2024 or December 31, 2023. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
4.25% Convertible Senior Notes due 2029
On June 21, 2024, the Company completed a private unregistered offering of $143.8 million aggregate principal amount of its Convertible Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Company received net proceeds of $139.4 million, after deducting initial purchasers' discounts. The Convertible Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s credit facilities and the Company’s 4.25% Senior Notes due 2029 and the Secured Notes (the “Guarantors”), subject to certain exceptions, on a senior, unsecured basis.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
4.25% Senior Notes due 2029
On February 8, 2021, AMC Networks issued and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “4.25% Senior Notes due 2029”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date.
The 4.25% Senior Notes due 2029 may be redeemed, at AMC Networks' option, in whole or in part, at any time on or after February 15, 2024, at a redemption price equal to 102.125% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on February 15, 2026.
In June 2024, the Company repurchased $15.0 million of its outstanding 4.25% Senior Notes due 2029 through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. The Company recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write off a portion of the unamortized discount and deferred financing costs associated with the notes. The $4.7 million gain is included in Loss on extinguishment of debt, net within the consolidated statements of income (loss).
4.75% Senior Notes due 2025
On July 28, 2017, AMC Networks issued, and the Guarantors guaranteed $800 million aggregate principal amount of senior notes due August 1, 2025 (the "4.75% Senior Notes due 2025") in a registered public offering. The 4.75% Senior Notes due 2025 were issued net of a $14.0 million underwriting discount. AMC Networks used approximately $400 million of the net proceeds to repay loans under AMC Networks' Term Loan A Facility and to pay fees and expenses related to the issuance. The remaining proceeds are for general corporate purposes. The 4.75% Senior Notes due 2025 were issued pursuant to an indenture, dated as of March 30, 2016, as amended by the Second Supplemental Indenture, dated as of July 28, 2017.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2023, the Company repurchased $25.3 million of its outstanding 4.75% Senior Notes due 2025 through open market repurchases, at a discount, and retired the repurchased notes. On April 22, 2024, AMC Networks completed a cash tender offer (the "Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the Offer and redemption, the Company recorded a charge of $3.1 million to write off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025, which is included in Loss on extinguishment of debt, net within the consolidated statements of income (loss).
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2024 are as follows:

(In thousands)
Years Ending December 31,
2025	$7,500
2026	122,500
2027	32,500
2028	203,125
2029	2,003,760
$2,369,385

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

The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2024:
Assets:
Cash equivalents	$250,841	$—	$—	$250,841
Foreign currency derivatives	—	4,889	—	4,889
Liabilities:
Foreign currency derivatives	—	2,330	—	2,330

At December 31, 2023:
Assets:
Foreign currency derivatives	$—	$8,277	$—	$8,277
Liabilities:
Foreign currency derivatives	—	2,295	—	2,295

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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$359,660	$356,934
10.25% Senior Secured Notes due 2029	861,683	927,500
4.25% Senior Notes due 2029	975,466	772,002
4.25% Convertible Senior Notes due 2029	139,410	142,313
	$2,336,219	$2,198,749

(In thousands)	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$602,551	$577,884
4.75% Senior Notes due 2025	771,013	745,677
4.25% Senior Notes due 2029	988,185	780,670
	$2,361,749	$2,104,231
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

Note 11. Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than one of our subsidiaries' respective functional currencies (non-functional currency risk), such as affiliation agreements, programming contracts, certain trade receivables and accounts payable (including intercompany amounts).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element and changes in their fair values are included in miscellaneous, net in the consolidated statements of income (loss).
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2024	2023
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$944	$378
Foreign currency derivatives	Other assets	3,945	7,899
Liabilities:
Foreign currency derivatives	Accrued liabilities	$945	$1,065
Foreign currency derivatives	Current portion of program rights obligations	—	8
Foreign currency derivatives	Other liabilities	1,385	1,222

The amount of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2024	2023	2022
Foreign currency derivatives	Miscellaneous, net	$(3,228)	$11,711	$(4,887)

Note 12. Leases
The Company leases office space and equipment under long-term non-cancelable lease agreements which expire at various dates through 2033. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs or credits. Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2024	2023
Assets
Operating	Operating lease right-of-use assets	$58,390	$71,163
Finance	Property and equipment, net	11,695	9,884
Total lease assets		$70,085	$81,047
Liabilities
Current:
Operating	Current portion of lease obligations	$27,798	$28,971
Finance	Current portion of lease obligations	4,641	4,688
		32,439	33,659
Noncurrent:
Operating	Lease obligations	51,929	72,797
Finance	Lease obligations	12,652	14,443
		64,581	87,240

Total lease liabilities		$97,020	$120,899
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date.
The following table summarizes the lease costs included in the consolidated statements of income (loss):

		December 31,
(In thousands)	Income Statement Location	2024	2023	2022
Operating lease costs	Selling, general and administrative expenses	$22,955	$26,681	$27,186
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	1,153	1,098	1,098
Interest on lease liabilities	Interest expense	1,188	1,714	1,894
Short term lease costs	Selling, general and administrative expenses	162	111	248
Variable lease costs	Selling, general and administrative expenses	2,492	2,315	1,468
Total net lease costs		$27,950	$31,919	$31,894

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2024:

(In thousands)	Operating Leases	Finance Leases	Total
2025	$32,563	$5,466	$38,029
2026	32,101	3,183	35,284
2027	13,335	2,535	15,870
2028	3,830	2,546	6,376
2029	1,409	1,989	3,398
Thereafter	2,951	4,284	7,235
Total lease payments	86,189	20,003	106,192
Less: Interest	6,462	2,710	9,172
Present value of lease liabilities	$79,727	$17,293	$97,020

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	3.0	3.8
Finance leases	5.9	6.0
Weighted average discount rate:
Operating leases	5.1%	4.9%
Finance leases	6.2%	7.1%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

	December 31,
(In thousands)	2024	2023	2022
Operating cash flows from operating leases	$33,489	$37,121	$39,857
Operating cash flows from finance leases	1,188	1,586	1,947
Financing cash flows from finance leases	4,650	4,222	3,576

Note 13. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Domestic	$(119,422)	$239,061	$(52,458)
Foreign	(55,075)	56,945	22,506
Total	$(174,497)	$296,006	$(29,952)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal	$43,284	$9,260	$(6,310)
State	41,990	12,624	2,141
Foreign	20,441	23,517	18,933
	105,715	45,401	14,764
Deferred expense (benefit):
Federal	(53,109)	46,831	(43,707)
State	(6,631)	1,034	(3,633)
Foreign	(3,323)	1,871	(3,349)
	(63,063)	49,736	(50,689)
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	838	(531)	(5,055)
Income tax expense (benefit)	$43,490	$94,606	$(40,980)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

(In thousands)	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit (a)	(1)	4	20
Effect of foreign operations (b)	(11)	1	(11)
Nondeductible compensation expenses (c)	(3)	2	(35)
Excess tax deficiencies related to share-based compensation	(1)	1	(5)
Changes in the valuation allowance (d)	1	3	(109)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	—	—	16
Investment tax credit benefit/expense (e)	(19)	—	4
Nondeductible goodwill impairment charges	(9)	—	—
Expiration of foreign tax credits	(4)	—	—
Deemed liquidation - controlled foreign corporation (a)	—	—	235
Other	1	—	1
Effective income tax rate	(25)%	32%	137%
(a)    In the year ended December 31, 2022, the deemed liquidation – controlled foreign corporation is a result of a capital loss sustained related to a change in the entity classification of a wholly owned controlled foreign corporation. This also impacts state and local income taxes.
(b)    In the years ended December 31, 2024, 2023 and 2022, the effect of foreign operations relates to the income tax benefit or expense as a result of certain entities operating in foreign jurisdictions (inclusive of the nondeductible goodwill impairment charges at AMCNI).
(c)    In the year ended December 31, 2022, the increase in nondeductible compensation expense is primarily due to contractual severance payments as a result of employee separations.
(d)    In the year ended December 31, 2024, the decrease in the valuation allowance relates primarily to the expiration of foreign tax credits and utilization of foreign deferred tax assets offset by the generation of excess foreign tax credits. In the year ended December 31, 2023, the increase in valuation allowance relates primarily to the generation of excess

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign tax credits. In the year ended December 31, 2022, the increase in valuation allowance relates primarily to the generation of excess capital losses and foreign tax credits.
(e)    In the year ended December 31, 2024, the increase in the investment tax credit benefit/expense relates primarily to a write-down of a state investment tax credit receivable.
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2024 and 2023 are as follows:

(In thousands)	December 31,
	2024	2023
Deferred Tax Asset (Liability)
NOLs and tax credit carryforwards	$96,968	$100,137
Compensation and benefit plans	20,128	19,974
Allowance for doubtful accounts	1,729	1,486
Fixed assets and intangible assets	23,411	31,816
Accrued interest expense	28,148	20,985
Unused capital losses	19,148	22,396
Accrued liabilities and other	23,927	24,769
Deferred tax asset	213,459	221,563
Valuation allowance	(127,563)	(135,742)
Net deferred tax asset	85,896	85,821
Prepaid liabilities	(664)	(639)
Fixed assets and intangible assets	(69,203)	(85,282)
Investments in partnerships	(99,864)	(124,164)
Other	(24,284)	(24,663)
Deferred tax liability	(194,015)	(234,748)
Total net deferred tax liability	$(108,119)	$(148,927)
 At December 31, 2024, the Company had foreign tax credit carryforwards of approximately $47.3 million, expiring on various dates from 2025 through 2034, which have been reduced by a full valuation allowance as it is more likely than not that these carryforwards will not be realized. The Company had net operating loss carryforwards of approximately $313.3 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJ Entertainment and Sentai Holdings of approximately $75.6 million and $0.8 million, respectively, other state net operating loss carryforwards and net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforwards of approximately $19.5 million has expiration dates ranging from 2025 through 2044 (some are indefinite) and has been reduced by a valuation allowance of approximately $11.6 million, including $7.7 million that was previously recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carryforward periods range from 5 years to unlimited, the related deferred tax assets of approximately $31.3 million for these carryforwards have been reduced by a valuation allowance of approximately $29.8 million as it is more likely than not that these carryforwards will not be realized. The deferred tax asset related to unused capital losses and other related losses has been reduced by a valuation allowance of approximately $24.9 million as it is more likely than not that these losses will not be realized. The remainder of the valuation allowance at December 31, 2024 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
At December 31, 2024, the Company had investment tax credit carryforwards of approximately $109.4 million, expiring on various dates from 2032 through 2039, reduced by $82.1 million for expected realization.
At December 31, 2024, the liability for uncertain tax positions was $5.9 million, excluding accrued interest of $2.4 million and deferred tax assets of $1.8 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2023	$5,683
Increases related to current year tax positions	452
Increases related to prior year tax positions	65
Decreases related to prior year tax positions	(121)
Decreases due to lapse of statute of limitations	(130)
Balance at December 31, 2024	$5,949
Interest expense (net of the related deferred tax benefit) of $0.5 million was recognized during the year ended December 31, 2024 and is included in income tax expense in the consolidated statements of income (loss). At December 31, 2024 and 2023, the liability for uncertain tax positions and accrued interest are included in accrued liabilities and other liabilities, in the consolidated balance sheets.
During 2024, $77.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. Our consolidated cash and cash equivalents balance of $784.6 million, as of December 31, 2024, includes $111.5 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued in the current period and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
The Company is currently being audited by the Internal Revenue Service, the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2015 and forward.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in the first quarter of 2024 and as of December 31, 2024, the Pillar Two minimum tax requirement did not have a material impact upon the Company's results of operations or financial position.

Note 14. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$595,302	$342,244	$192,457	$56,727	$3,874
(1)Purchase obligations consist primarily of program rights obligations, transmission and marketing commitments, and long-term third-party service contracts.
Legal Matters
On August 14, 2017, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court in connection with Plaintiffs’ rendering of services as writers and producers of the television series entitled The Walking Dead, as well as Fear the Walking Dead and/or Talking Dead, and the agreements between the parties related thereto (the "Walking Dead Litigation"). The Plaintiffs asserted that the Company had been improperly underpaying the Plaintiffs under their contracts with the Company and they asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and liability for violation of Cal. Bus. & Prof. Code § 17200. The Plaintiffs sought compensatory and punitive damages and restitution. On August 8, 2019, the judge in the Walking Dead Litigation ordered a trial to resolve certain issues of contract interpretation only. Following eight days of trial in February and March 2020, on July 22, 2020, the judge issued a Statement of Decision finding in the Company's favor on all seven matters of contract interpretation before the court in this first phase trial. On January 20, 2021, the Plaintiffs filed a second amended complaint, eliminating eight named defendants and their claims under Cal. Bus. & Prof. Code § 17200. On May 5, 2021, the Plaintiffs

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

filed a third amended complaint, repleading in part their claims for alleged breach of the implied covenant of good faith and fair dealing, inducing breach of contract, and certain breach of contract claims. On June 2, 2021, the Company filed a demurrer and motion to strike seeking to dismiss the claim for breach of the implied covenant of good faith and fair dealing and certain tort and breach of contract claims asserted in the third amended complaint. On July 27, 2021, the court granted in part and denied in part the Company's motion. On January 12, 2022, the Company filed a motion for summary adjudication of many of the remaining claims. On April 6, 2022, the court granted the Company’s summary adjudication motion in part, dismissing the Plaintiffs’ claims for breach of the implied covenant of good faith and fair dealing and inducing breach of contract. On January 26, 2023, the Plaintiffs filed a notice of appeal of the court’s post-trial, demurrer, and summary adjudication decisions. On September 25, 2024, a hearing was held on the Plaintiffs’ appeals. On November 4, 2024, the appellate court issued a decision affirming the trial court’s decisions in favor of the Company in the 2021 first phase trial and the 2022 motion for summary judgment. The parties entered into an agreement to resolve through confidential binding arbitration the remaining claims in the litigation (consisting mainly of ordinary course profit participation audit claims), and as a result, the court formally dismissed the case. The arbitration to resolve the two remaining claims for breach of contract was held between October 16 through October 20, 2023. On March 12, 2024, the arbitral panel issued a decision awarding the Plaintiffs a sum of approximately $7.8 million. The arbitral panel's decision did not have a material impact on the Company's financial condition or results of operations.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Redeemable Noncontrolling Interests
In connection with the 2018 acquisition of RLJ Entertainment, the terms of the operating agreement provide the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company in October 2025, or earlier upon a change of control. The put option is exercisable at the greater of the then fair market value or enterprise value of RLJ Entertainment, (but not lower than the fair value of the initial equity interest at the closing date of the agreement), in each case pursuant to the operating agreement and applied to the equity interest.
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
On November 1, 2024, the Company acquired the remaining 50.1% of the BBC America joint-venture that it had not previously owned from BBC Studios for $42.0 million in cash. Since the Company retained controlling financial interest, the transaction was accounted for as an equity transaction and therefore no gain or loss was recorded in the statements of income (loss). As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting the Company's 100% ownership of the BBC America business, and the $90.9 million difference between this reduction and the $42.0 million purchase price was recognized in Paid-in capital on the consolidated balance sheets. The amount recorded in Paid-in capital was offset by $21.5 million of deferred taxes reflecting the difference between the existing noncontrolling interest and the tax basis (amount paid) as of the acquisition date. Additionally, in connection with the transaction, the Company terminated its prior program license agreement with BBC Studios, resulting in a significant reduction of contractual programming commitments. The Company entered into a new program license agreement with BBC Studios for $40.0 million, all of which was paid at closing.
Because exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheets.
The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2024, 2023 and 2022 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2021	$283,849
Net losses	(3,274)
Distributions	(27,435)
Other	529
December 31, 2022	253,669
Net losses	(1,779)
Distributions	(66,593)
December 31, 2023	185,297
Net losses	(7,082)
Distributions	(12,039)
Adjustment to redemption fair value	22,594
Cash paid for purchase of noncontrolling interest	(42,000)
Transfer to Paid-in capital upon purchase of noncontrolling interest	(90,889)
December 31, 2024	$55,881

Note 16. Equity and Long-Term Incentive Plans
On June 8, 2016, the Company's stockholders approved the AMC Networks Inc. 2016 Employee Stock Plan (the "2016 Employee Stock Plan") and the AMC Networks Inc. 2016 Executive Cash Incentive Plan (the "2016 Cash Incentive Plan"). On June 5, 2012, the Company's stockholders approved the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan").

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2024, there are 5,126,033 share awards available for future grant under the 2016 Employee Stock Plan.
 On June 11, 2020, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 1,115,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2024, there are 388,677 shares available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units ("RSUs") for the year ended December 31, 2024:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2023	2,413,047	$23.15
Granted	2,126,690	$12.41
Released/Vested	(1,093,578)	$25.98
Canceled/Forfeited	(234,911)	$17.35
Unvested award balance, December 31, 2024	3,211,248	$15.50
On the vesting date, 377,717 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations for the year ended December 31, 2024. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the year ended December 31, 2024 had an aggregate value of $4.6 million, which has been reflected as a financing activity in the consolidated statement of cash flows.
All RSUs granted during the periods presented vest ratably over a three year period, with the exception of awards for certain executives which may vest over a shorter period (generally one or two years).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity relating to Non-employee Directors who held AMC Networks RSUs for the year ended December 31, 2024:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2023	393,101	$35.20
Granted	117,514	$15.26
Released/Vested	(22,658)	$15.88
Vested award balance, December 31, 2024	487,957	$31.30
The weighted average grant date fair value of all RSUs granted was $12.56, $17.56 and $35.65 in 2024, 2023 and 2022, respectively. The total market value of RSUs that vested during 2024, 2023 and 2022 was $11.7 million, $17.2 million and $41.3 million, respectively.
Share-based Compensation Expenses
The Company recorded share-based compensation expenses of $26.1 million, $25.9 million (including $0.2 million recorded as part of Restructuring and other related charges) and $37.7 million (including $7.7 million recorded as part of Restructuring and other related charges), reduced for forfeitures, for the years ended December 31, 2024, 2023 and 2022, respectively. Forfeitures are estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts are recorded as an adjustment in the period the estimates are revised.
Share-based compensation expenses are recognized in the consolidated statements of income (loss) as part of selling, general and administrative expenses. As of December 31, 2024, there was $26.2 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.8 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company.
Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies of $2.0 million, $2.6 million and $1.4 million were recorded for the years ended December 31, 2024, 2023 and 2022, respectively.
Long-Term Incentive Plans
Under the terms of the 2016 Cash Incentive Plan, the Company is authorized to grant a cash or equity based award to certain employees. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, may include the achievement of certain performance criteria and may extend for a period not to exceed ten years. During 2024, 2023 and 2022, the Company granted long-term incentive cash awards with three-year cliff vesting. Compensation expense is recognized in the consolidated statements of income (loss) as part of selling, general and administrative expenses ratably over the vesting period. The Company recorded compensation expense of $10.7 million, $11.5 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total expense related to all benefit plans was $6.7 million, $6.7 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company does not provide postretirement benefits for any of its employees.

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
Revenues, net
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $5.3 million, $5.2 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Selling, General and Administrative
Amounts charged to the Company, included in selling, general and administrative expenses, pursuant to a transition services agreement and for other transactions with its related parties amounted to $1.1 million, $7.9 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Non-Cash Investing and Financing Activities:
Operating lease additions	$8,272	$7,647	$11,885
Finance lease additions	2,991	—	—
Capital expenditures incurred but not yet paid	1,765	974	8,298
Supplemental Data:
Cash interest paid	129,164	149,535	125,060
Income taxes paid, net	37,994	63,020	50,490

Note 20. Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer (“CEO”) is the CODM.
The Company classifies its operations into two operating segments: Domestic Operations and International. These operating segments represent strategic business units that are managed separately.
In January 2024, the Company updated the name of its previously titled "International and Other" operating segment to "International" due to the divestiture of the 25/7 Media production services business on December 29, 2023, which was the sole component of the operating segment that comprised “Other.” This update did not constitute a change in segment reporting, but rather an update in name only. Prior period segment information contained in this report for the "International" operating segment includes the results of the 25/7 Media production services business through the date of divestiture.
The Company evaluates segment performance based on operating segment adjusted operating income ("AOI"). The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expenses or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to operating income, and other information as to the continuing operations of the Company's operating segments below.
Adjusted operating income reflects the Company’s ability to control costs and generate income through its operations to invest in its current business as well as new opportunities. The CODM uses adjusted operating income to monitor budget versus actual results and to benchmark to peer companies, as adjusted operating income and similar measures with similar titles are common performance measures used by investors, analysts, and peers to compare performance in the industry. The monitoring and evaluation of budgeted versus actual results facilitates the CODM’s assessment of segment performance and informs decisions on the allocation of capital and personnel, including decisions regarding executive compensation.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2024
	Domestic Operations	International	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,275,127	$196,924	$—	$1,472,051
Advertising	561,301	115,333	—	676,634
Content licensing and other	276,561	12,771	(16,703)	272,629
Consolidated revenues, net	$2,112,989	$325,028	$(16,703)	$2,421,314
Less: (a)
Content expenses	851,702	79,989
Marketing, research, and advertising sales expenses	298,267	23,842
Other (b)	343,441	156,292
Adjusted operating income (loss)	$619,579	$64,905	$(121,911)	$562,573
Less:
Share-based compensation expenses	11,099	3,250	11,702	26,051
Depreciation and amortization	38,124	16,255	43,636	98,015
Impairment and other charges	297,509	102,004	—	399,513
Restructuring and other related charges	49,422	—	42	49,464
Cloud computing amortization	13,452	—	—	13,452
Majority-owned equity investees AOI	15,678	—	—	15,678
Operating income (loss)	$194,295	$(56,604)	$(177,291)	$(39,600)
Capital expenditures	$16,788	$5,102	$22,885	$44,775
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other for each reportable segment primarily includes employee-related costs, information technology costs, professional services expenses, occupancy expenses, certain overhead expenses and the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2023
	Domestic Operations	International	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,340,207	$220,854	$—	$1,561,061
Advertising	633,823	81,823	—	715,646
Content licensing and other	342,557	101,799	(9,186)	435,170
Consolidated revenues, net	$2,316,587	$404,476	$(9,186)	$2,711,877
Less: (a)
Content expenses	924,490	83,117
Marketing, research, and advertising sales expenses	266,839	22,783
Production services costs for 25/7 Media	—	72,080
Other (b)	412,514	165,948
Adjusted operating income (loss)	$712,744	$60,548	$(103,188)	$670,104
Less:
Share-based compensation expenses	13,765	3,388	8,512	25,665
Depreciation and amortization	46,494	18,127	42,781	107,402
Impairment and other charges	51,966	44,723	—	96,689
Restructuring and other related charges	3,350	3,934	20,503	27,787
Cloud computing amortization	21	—	10,522	10,543
Majority-owned equity investees AOI	13,606	—	—	13,606
Operating income (loss)	$583,542	$(9,624)	$(185,506)	$388,412
Capital expenditures	$2,535	$4,298	$28,374	$35,207
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other for each reportable segment primarily includes employee-related costs, information technology costs, professional services expenses, occupancy expenses, certain overhead expenses and the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2022
	Domestic Operations	International	Corporate / Inter-segment eliminations	Consolidated
Revenues, net
Subscription	$1,395,026	$223,515	$—	$1,618,541
Advertising	788,246	83,604	—	871,850
Content licensing and other	491,870	135,406	(21,122)	606,154
Consolidated revenues, net	$2,675,142	$442,525	$(21,122)	$3,096,545
Less: (a)
Content expenses	1,006,967	88,386
Marketing, research, and advertising sales expenses	402,202	23,391
Production services costs for 25/7 Media	—	98,157
Other (b)	476,577	163,602
Adjusted operating income (loss)	$789,396	$68,989	$(119,983)	$738,402
Less:
Share-based compensation expenses	12,815	3,900	13,271	29,986
Depreciation and amortization	49,588	18,487	39,152	107,227
Impairment and other charges	—	40,717	—	40,717
Restructuring and other related charges	423,205	2,854	22,907	448,966
Cloud computing amortization	23	—	7,319	7,342
Majority-owned equity investees AOI	17,248	—	—	17,248
Operating income (loss)	$286,517	$3,031	$(202,632)	$86,916
Capital expenditures	$4,572	$6,039	$33,661	$44,272
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other for each reportable segment primarily includes employee-related costs, information technology costs, professional services expenses, occupancy expenses, certain overhead expenses and the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of approximately $603.0 million, $565.6 million and $501.9 million for the years ended December 31, 2024, 2023 and 2022 respectively.
Corporate overhead costs not allocated to the segments include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.
Inter-segment eliminations are primarily licensing revenues recognized between the Domestic Operations and International segments.

(In thousands)	Years Ended December 31,
	2024	2023	2022
Inter-segment revenues
Domestic Operations	$(11,789)	$(8,786)	$(17,643)
International	(4,914)	(400)	(3,479)
	$(16,703)	$(9,186)	$(21,122)
One customer within the Domestic Operations segment accounted for approximately 16%, 13% and 10% of consolidated revenues, net for the years ended December 31, 2024, 2023 and 2022, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenue
United States	$1,917,532	$2,210,253	$2,574,504
Europe	353,215	329,093	354,492
Other	150,567	172,531	167,549
	$2,421,314	$2,711,877	$3,096,545

The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2024	2023
Property and equipment, net
United States	$127,881	$146,314
Europe	13,634	11,850
Other	1,521	1,073
	$143,036	$159,237

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2024
Allowance for doubtful accounts	$9,488	$2,230	$(2,250)	$9,468
Year Ended December 31, 2023
Allowance for doubtful accounts	$8,725	$2,503	$(1,740)	$9,488
Year Ended December 31, 2022
Allowance for doubtful accounts	$8,030	$2,202	$(1,507)	$8,725

S-1