Form 10-Q
period 2025-03-31
AMC Networks Inc.
filed 2025-05-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 2, 2025:

Class A Common Stock par value $0.01 per share	33,442,870
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$870,229	$784,649
Accounts receivable, trade (less allowance for doubtful accounts of $8,913 and $9,468)	573,234	623,898
Prepaid expenses and other current assets	259,878	262,257
Total current assets	1,703,341	1,670,804
Property and equipment, net of accumulated depreciation of $473,179 and $458,396	145,010	143,036
Program rights, net	1,655,445	1,713,952
Intangible assets, net	209,961	216,478
Goodwill	250,728	246,304
Deferred tax assets, net	14,517	13,183
Operating lease right-of-use assets	54,595	58,390
Other assets	298,229	300,074
Total assets	$4,331,826	$4,362,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$99,320	$88,570
Accrued liabilities	270,856	290,718
Current portion of program rights obligations	191,119	221,603
Deferred revenue	60,576	61,838
Current portion of long-term debt	97,500	7,500
Current portion of lease obligations	33,673	32,439
Total current liabilities	753,044	702,668
Program rights obligations	142,927	144,476
Long-term debt, net	2,232,563	2,328,719
Lease obligations	56,417	64,581
Deferred tax liabilities, net	111,585	121,302
Other liabilities	53,081	60,334
Total liabilities	3,349,617	3,422,080
Commitments and contingencies
Redeemable noncontrolling interests	61,076	55,881
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 33,431 and 32,636 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	424,806	437,860
Accumulated earnings	2,104,801	2,092,229
Treasury stock, at cost (33,299 and 34,094 shares Class A Common Stock, respectively)	(1,391,334)	(1,408,307)
Accumulated other comprehensive loss	(250,218)	(266,969)
Total AMC Networks stockholders' equity	888,837	855,595
Non-redeemable noncontrolling interests	32,296	28,665
Total stockholders' equity	921,133	884,260
Total liabilities and stockholders' equity	$4,331,826	$4,362,221
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$555,233	$596,461
Operating expenses:
Technical and operating (excluding depreciation and amortization)	267,346	271,576
Selling, general and administrative	197,975	188,881
Depreciation and amortization	20,926	25,826
Restructuring and other related charges	4,789	—
Total operating expenses	491,036	486,283
Operating income	64,197	110,178
Other income (expense):
Interest expense	(43,392)	(32,841)
Interest income	8,415	8,885
Miscellaneous, net	7,888	(5,190)
Total other expense	(27,089)	(29,146)
Income from operations before income taxes	37,108	81,032
Income tax expense	(14,955)	(23,649)
Net income including noncontrolling interests	22,153	57,383
Less: Net income attributable to noncontrolling interests	(4,104)	(11,580)
Net income attributable to AMC Networks' stockholders	$18,049	$45,803

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.40	$1.04
Diluted	$0.34	$1.03

Weighted average common shares:
Basic	44,821	44,068
Diluted	56,616	44,600
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income including noncontrolling interests	$22,153	$57,383
Other comprehensive income (loss):
Foreign currency translation adjustment	17,801	(13,297)
Comprehensive income	39,954	44,086
Less: Comprehensive income attributable to noncontrolling interests	(5,154)	(11,255)
Comprehensive income attributable to AMC Networks' stockholders	$34,800	$32,831
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Networks’ stockholders	—	—	—	18,049	—	—	18,049	—	18,049
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,581	2,581
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(3,672)	—	—	—	(3,672)	—	(3,672)
Other comprehensive income (loss)	—	—	—	—	—	16,751	16,751	1,050	17,801
Share-based compensation expenses	—	—	5,757	—	—	—	5,757	—	5,757
Common stock issued under employee stock plans	—	—	(11,496)	(5,477)	16,973	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(3,643)	—	—	—	(3,643)	—	(3,643)
Balance, March 31, 2025	$667	$115	$424,806	$2,104,801	$(1,391,334)	$(250,218)	$888,837	$32,296	$921,133

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	45,803	—	—	45,803	—	45,803
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,060	1,060
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,721)	—	—	—	(2,721)	—	(2,721)
Other comprehensive income (loss)	—	—	—	—	—	(12,972)	(12,972)	(325)	(13,297)
Share-based compensation expenses	—	—	6,075	—	—	—	6,075	—	6,075
Common stock issued under employee stock plans	—	—	(8,393)	(1,384)	9,777	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(3,961)	—	—	—	(3,961)	—	(3,961)
Balance, March 31, 2024	$667	$115	$369,877	$2,365,524	$(1,410,105)	$(245,803)	$1,080,275	$26,630	$1,106,905

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income including noncontrolling interests	$22,153	$57,383
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,926	25,826
Share-based compensation expenses related to equity classified awards	5,757	6,075
Non-cash restructuring and other related charges	3,470	—
Amortization and write-off of program rights	197,881	202,552
Amortization of deferred carriage fees	6,885	4,920
Unrealized foreign currency transaction (gain) loss	(3,329)	2,504
Amortization of deferred financing costs and discounts on indebtedness	1,969	1,750
Deferred income taxes	(10,675)	(4,011)
Other, net	(3,928)	(2,230)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	53,204	30,704
Prepaid expenses and other assets	12,658	63,606
Program rights and obligations, net	(169,605)	(193,006)
Deferred revenue	(1,296)	(4,575)
Accounts payable, accrued liabilities and other liabilities	(27,265)	(40,629)
Net cash provided by operating activities	108,805	150,869
Cash flows from investing activities:
Capital expenditures	(14,620)	(6,720)
Other investing activities, net	—	3,936
Net cash used in investing activities	(14,620)	(2,784)
Cash flows from financing activities:
Principal payments on Term Loan A Facility	(8,125)	(16,875)
Deemed repurchases of restricted stock units	(3,643)	(3,961)
Principal payments on finance lease obligations	(1,198)	(1,129)
Distributions to noncontrolling interests	—	(1,168)
Net cash used in financing activities	(12,966)	(23,133)
Net increase in cash and cash equivalents from operations	81,219	124,952
Effect of exchange rate changes on cash and cash equivalents	4,361	(5,006)
Cash and cash equivalents at beginning of period	784,649	570,576
Cash and cash equivalents at end of period	$870,229	$690,522

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
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Networks and its subsidiaries in which a controlling financial interest is maintained or variable interest entities in which the Company has determined it is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in the Company's Annual Report on Form 10-K (our "2024 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2025.
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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance that is intended to provide investors more detailed disclosures around specific types of expenses in the notes to the financial statements for interim and annual reporting periods. The Company will incorporate the required disclosure updates for the 2027 annual financial statements, and will determine whether to apply the updates prospectively or retrospectively.

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
Note 2. Revenue Recognition
In the first quarter of 2025, the Company updated the definitions of "affiliate revenues" and "streaming revenues." These changes have no effect on the Company's consolidated financial statements or results of operations. The impact of these changes to historical affiliate revenues and streaming revenues is not material. The new definitions are as follows:
Affiliate revenues: Represents fees received from distributors for the rights to use the Company's programming under multi-year contracts, commonly referred to as "affiliation agreements." Affiliate revenues also include fees received from distributors who provide access to the Company's streaming services to end users through a video package that also includes access to the Company's programming networks. Affiliate revenues are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite and platforms operated by telecommunications providers and virtual multichannel video programming distributors.
Streaming revenues: Represents fees for the Company's streaming services earned from the Company's direct-to-consumer platforms as well as through streaming platform arrangements with companies that sell the Company's streaming services on the Company's behalf.
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2025, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	March 31, 2025	December 31, 2024
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$619,606	$674,631
Contract liabilities, short-term (Deferred revenue)	60,576	61,838
Revenue recognized for the three months ended March 31, 2025 and 2024 relating to the contract liabilities at December 31, 2024 and 2023 was $20.1 million and $24.7 million, respectively.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of March 31, 2025, the Company had not yet sold any customer receivables under this agreement.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 3. Net Income per Share
Net income per basic share is based upon net income attributable to AMC Networks' stockholders divided by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Net income per diluted share reflects the dilutive effects, if any, of AMC Networks' outstanding equity-based awards and the assumed conversion of the Company's 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Three Months Ended March 31,
	2025	2024
Net income attributable to AMC Networks' stockholders used for basic net income per share	$18,049	$45,803
Add: Convertible Notes interest expense, net of tax	1,146	—
Net income attributable to AMC Networks' stockholders used for diluted net income per share	$19,195	$45,803

Basic weighted average common shares outstanding	44,821	44,068
Effect of dilution:
Restricted stock units	509	532
Convertible Notes	11,286	—
Diluted weighted average common shares outstanding	56,616	44,600

Net income per share attributable to AMC Networks' stockholders:
Basic	$0.40	$1.04
Diluted	$0.34	$1.03
For the three months ended March 31, 2025 and 2024, 1.2 million and 0.2 million, respectively, of restricted stock units ("RSUs") have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2025, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
The Company recorded restructuring and other related charges of $4.8 million for the three months ended March 31, 2025, primarily related to the planned wind-down of a U.K. joint venture in its International segment. Additionally, the Company commenced a restructuring plan related to its International segment (the “AMCNI Plan”) designed to achieve cost reductions and streamline operations in Southern Europe, including channel re-branding and a reduction of workforce. The Company estimates it will incur approximately $5.0 million of additional restructuring charges in connection with the AMCNI Plan, which is expected to be substantially completed by the end of 2025. There were no restructuring and other related charges for the three months ended March 31, 2024.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

(In thousands)	Three Months Ended March 31, 2025
Domestic Operations	$(1,571)
International	6,360
Total restructuring and other related charges	$4,789

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2024	$4,884	$1,337	$6,221
Charges	2,786	2,003	4,789
Cash payments	(5,396)	(355)	(5,751)
Non-cash content impairment adjustments	—	(3,470)	(3,470)
Other	(16)	1,652	1,636
Balance at March 31, 2025	$2,258	$1,167	$3,425
Accrued restructuring and other related costs of $3.4 million and $6.2 million are included in Accrued liabilities in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$60,761	$624,604	$685,365
In-production and in-development	—	227,271	227,271
Total owned original program rights, net	$60,761	$851,875	$912,636

Licensed program rights, net:
Licensed film and acquired series	$182	$539,564	$539,746
Licensed originals	—	139,021	139,021
Advances and other production costs	—	67,161	67,161
Total licensed program rights, net	182	745,746	745,928
Program rights, net	$60,943	$1,597,621	$1,658,564

Current portion of program rights, net			$3,119
Program rights, net (long-term)			1,655,445
			$1,658,564

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
			$1,716,641

Amortization, including write-offs, of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended March 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$3,893	$87,143	$91,036
Licensed program rights	79	106,766	106,845
	$3,972	$193,909	$197,881

	Three Months Ended March 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$24,852	$60,106	$84,958
Licensed program rights	1,631	115,963	117,594
	$26,483	$176,069	$202,552
There were no significant program rights write-offs included in technical and operating expenses for the three months ended March 31, 2025 or 2024.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of March 31, 2025 consisted of $191.5 million recorded in Prepaid expenses and other current assets and $44.0 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2024 consisted of $182.0 million recorded in Prepaid expenses and other current assets and $42.4 million recorded in Other assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $85.2 million and $81.8 million at March 31, 2025 and December 31, 2024, respectively. Investments in non-marketable equity securities were $43.9 million at March 31, 2025 and December 31, 2024.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2024	$80,038	$166,266	$246,304
Foreign currency translation	—	4,424	4,424
March 31, 2025	$80,038	$170,690	$250,728
As of March 31, 2025 and December 31, 2024, accumulated impairment charges totaled $556.2 million.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2025
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$616,581	$(468,215)	$148,366	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	89,841	(48,146)	41,695	3 to 20 years
Total amortizable intangible assets	752,704	(562,643)	190,061
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$772,604	$(562,643)	$209,961

(In thousands)	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$610,048	$(456,052)	$153,996
Advertiser relationships	46,282	(46,282)	—
Trade names and other amortizable intangible assets	88,751	(46,169)	42,582
Total amortizable intangible assets	745,081	(548,503)	196,578
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$764,981	$(548,503)	$216,478
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2025 and 2024 was $7.8 million and $8.6 million, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2025	$30,300
2026	29,390
2027	25,088
2028	22,959
2029	19,789

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Employee related costs	$95,529	$79,873
Participations and residuals	117,453	118,101
Interest	25,151	60,485
Other accrued expenses	32,723	32,259
Total accrued liabilities	$270,856	$290,718

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	March 31, 2025	December 31, 2024
Senior Secured Credit Facility: (a)
Term Loan A Facility	$357,500	$365,625
Senior Notes:
10.25% Senior Secured Notes due January 2029	875,000	875,000
4.25% Senior Notes due February 2029	985,010	985,010
4.25% Convertible Senior Notes due February 2029	143,750	143,750
Total long-term debt	2,361,260	2,369,385
Unamortized discount	(23,598)	(25,014)
Unamortized deferred financing costs	(7,599)	(8,152)
Long-term debt, net	2,330,063	2,336,219
Current portion of long-term debt	97,500	7,500
Noncurrent portion of long-term debt	$2,232,563	$2,328,719
(a)Represents the aggregate principal amount of the debt, with the Term Loan A (non-extended) of $90.0 million maturing in February 2026, the Term Loan A (extended) of $267.5 million maturing in April 2028, and commitments under our undrawn $175.0 million revolving credit facility terminating in April 2028. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
During the three months ended March 31, 2025, the Company repaid $8.1 million of the principal amount of the Term Loan A Facility.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In April 2025, the Company repurchased $31.6 million principal amount of its 4.25% Senior Notes due February 2029 (the "Senior Notes") through open market repurchases, at a discount of $9.3 million, and retired the repurchased notes. The discount, net of the write-off of a portion of the unamortized discount and deferred financing costs associated with the Senior Notes, will be recognized as a gain on extinguishment of debt in the condensed consolidated statements of income in the second quarter of 2025. In May 2025, the Company voluntarily prepaid $20.0 million of borrowings under the Term Loan A Facility.
AMC Networks' credit agreement (as amended, the "Credit Agreement") generally requires AMC Networks Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for AMC Networks Inc. and its restricted subsidiaries on a consolidated basis through September 30, 2026, after which the minimum interest coverage ratio changes to 2.25:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties. AMC Networks was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2025.

Note 10. Leases
The Company's leases consist of non-cancelable agreements for office space, and to a lesser extent, equipment leases for satellite transponders, which expire at various dates through 2033. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs or credits. Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.
Since the rate implicit in our leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments.
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$54,595	$58,390
Finance	Property and equipment, net	11,344	11,695
Total lease assets		$65,939	$70,085
Liabilities
Current:
Operating	Current portion of lease obligations	$29,276	$27,798
Finance	Current portion of lease obligations	4,397	4,641
		$33,673	$32,439
Noncurrent:
Operating	Lease obligations	$44,525	$51,929
Finance	Lease obligations	11,892	12,652
		$56,417	$64,581

Total lease liabilities		$90,090	$97,020

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2025:
Assets
Cash equivalents	$320,782	$—	$—	$320,782
Foreign currency derivatives	—	5,925	—	5,925
Liabilities
Foreign currency derivatives	—	3,240	—	3,240

At December 31, 2024:
Assets
Cash equivalents	$250,841	$—	$—	$250,841
Foreign currency derivatives	—	4,889	—	4,889
Liabilities
Foreign currency derivatives	—	2,330	—	2,330
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
Fair value measurements are also used in nonrecurring valuations performed in connection with impairment testing. These nonrecurring valuations primarily include the valuation of program rights, goodwill, intangible assets and property and equipment. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$352,085	$342,325
10.25% Senior Secured Notes due 2029	862,344	902,344
4.25% Senior Notes due 2029	975,989	736,295
4.25% Convertible Senior Notes due 2029	139,645	125,422
	$2,330,063	$2,106,386

(In thousands)	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$359,660	$356,934
10.25% Senior Secured Notes due 2029	861,683	927,500
4.25% Senior Notes due 2029	975,466	772,002
4.25% Convertible Senior Notes due 2029	139,410	142,313
	$2,336,219	$2,198,749
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,610	$944
Foreign currency derivatives	Other assets	4,315	3,945
Liabilities:
Foreign currency derivatives	Accrued liabilities	$882	$945
Foreign currency derivatives	Other liabilities	2,358	1,385

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2025	2024
Foreign currency derivatives	Miscellaneous, net	$(90)	$(5,030)

Note 13. Income Taxes
For the three months ended March 31, 2025 and 2024, income tax expense was $15.0 million and $23.6 million, respectively, representing an effective rate of 40% and 29%, respectively, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate in both periods primarily due to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign tax credits and losses.
At March 31, 2025, the Company had foreign tax credit carryforwards of approximately $49.2 million, expiring on various dates from 2025 through 2035. These carryforwards have been reduced to zero by a valuation allowance of $49.2 million as it is more likely than not that these carryforwards will not be realized.
As of March 31, 2025, the Company’s cash and cash equivalents balance of $870.2 million included approximately $121.4 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of March 31, 2025, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2025.

Note 14. Commitments and Contingencies
Commitments
As of March 31, 2025, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets decreased $34.5 million, as compared to December 31, 2024, to $560.8 million. The decrease was primarily related to payments for program rights.
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. On March 25, 2024, the Court issued a ruling denying the Company’s motion to dismiss. On February 25, 2025, the Plaintiffs filed an amended complaint adding two claims for the alleged breach of the MFN provisions of their contracts based on certain agreements the Company entered into with another profit participant and a claim for breach of the implied covenant of good faith and fair dealing. On March 14, 2025, the Company filed its answer to the amended complaint. The parties are currently conducting discovery. The trial for this matter, previously scheduled for October 27, 2025, has been rescheduled to March 26, 2026. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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

Note 15. Equity Plans
During the three months ended March 31, 2025, AMC Networks granted 3,103,666 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended March 31, 2025, 1,293,961 RSUs previously issued to employees of the Company vested. On the vesting date, 513,814 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 780,147 shares of AMC Networks' Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the three months ended March 31, 2025 had an aggregate value of $3.6 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the three months ended March 31, 2025.
The Company recorded share-based compensation expenses of $5.8 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income as part of Selling, general and administrative expenses.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
As of March 31, 2025, there was $35.3 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.4 years.

Note 16. Redeemable Noncontrolling Interests
In connection with the Company's previous acquisitions of New Video Channel America L.L.C (owner of the cable channel BBCA) and RLJ Entertainment, the terms of the acquisition agreements provide the noncontrolling members with a right to put all of their noncontrolling interest to subsidiaries of the Company at a future time, in October 2025 or earlier upon a change of control in the case of RLJ Entertainment. Since the exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as a redeemable noncontrolling interest outside of stockholders' equity on the Company's condensed consolidated balance sheets.
On November 1, 2024, the Company acquired the remaining 50.1% of the BBC America joint-venture that it had not previously owned from BBC Studios for $42.0 million in cash. Since the Company retained the controlling financial interest, the transaction was accounted for as an equity transaction and therefore no gain or loss was recorded in the consolidated statements of income. As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting the Company's 100% ownership of the BBC America business, and the $90.9 million difference between this reduction and the $42.0 million purchase price was recognized in Paid-in capital on the condensed consolidated balance sheets. The amount recorded in Paid-in capital was partially offset by $21.5 million of deferred taxes reflecting the difference between the existing noncontrolling interest and the tax basis (amount paid) as of the acquisition date.
The following tables summarize activity related to redeemable noncontrolling interests for the three months ended March 31, 2025 and 2024:

(In thousands)	Three Months Ended March 31, 2025
December 31, 2024	$55,881
Net earnings	1,523
Adjustment to redemption fair value	3,672
March 31, 2025	$61,076

(In thousands)	Three Months Ended March 31, 2024
December 31, 2023	$185,297
Net earnings	10,520
Distributions	(1,168)
Adjustment to redemption fair value	2,721
March 31, 2024	$197,370

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Three Months Ended March 31,
	2025	2024
Non-Cash Investing and Financing Activities:
Operating lease additions	$692	$2,971
Capital expenditures incurred but not yet paid	1,626	660
Supplemental Data:
Cash interest paid	76,736	50,801
Income tax payments (refunds), net	2,115	(27,738)

Note 19. Segment Information
The Company classifies its operations into two operating segments: Domestic Operations and International. These operating segments represent strategic business units that are managed separately.
The Company evaluates segment performance based on operating segment adjusted operating income ("AOI"). The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expenses or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile segment adjusted operating income to income from operations before income taxes, and other information as to the continuing operations of the Company's operating segments below.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$313,373	$44,702	$358,075
Advertising	119,248	22,608	141,856
Content licensing and other	53,366	1,936	55,302
	485,987	69,246	555,233
Inter-segment revenues (Content licensing and other) (a)	320	700	1,020
	$486,307	$69,946	556,253
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(1,020)
Total consolidated revenues, net			$555,233

Less: (b)
Content expenses	198,089	18,251
Marketing, research, and advertising sales expenses	80,665	4,279
Other (c)	83,629	37,565
Segment adjusted operating income	$123,924	$9,851	$133,775

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(2)
Unallocated corporate overhead costs (d)			(29,288)
Share-based compensation expenses			(5,757)
Depreciation and amortization			(20,926)
Restructuring and other related charges			(4,789)
Cloud computing amortization			(3,213)
Majority-owned equity investees AOI			(5,603)
Operating income			64,197
Other income (expense):
Interest expense			(43,392)
Interest income			8,415
Miscellaneous, net			7,888
Income from operations before income taxes			$37,108
(a) Inter-segment revenues primarily relate to Domestic Operations content licensing sales to International, as well as services performed by AMCNI on behalf of businesses within the Domestic Operations segment.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker (the "CODM").
(c) Other for each reportable segment primarily includes employee-related costs, information technology costs, professional services expenses, occupancy expenses, certain overhead expenses and the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.
(d) Unallocated corporate overhead costs include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$322,558	$50,849	$373,407
Advertising	139,854	21,524	161,378
Content licensing and other	59,969	1,707	61,676
	522,381	74,080	596,461
Inter-segment revenues (Content licensing and other) (a)	1,845	1,525	3,370
	$524,226	$75,605	599,831
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(3,370)
Total consolidated revenues, net			$596,461

Less: (b)
Content expenses	200,971	17,203
Marketing, research, and advertising sales expenses	79,265	3,863
Other (c)	81,671	41,139
Segment adjusted operating income	$162,319	$13,400	$175,719

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(300)
Unallocated corporate overhead costs (d)			(26,295)
Share-based compensation expenses			(6,075)
Depreciation and amortization			(25,826)
Cloud computing amortization			(3,548)
Majority-owned equity investees AOI			(3,497)
Operating income			110,178
Other income (expense):
Interest expense			(32,841)
Interest income			8,885
Miscellaneous, net			(5,190)
Income from operations before income taxes			$81,032
(a) Inter-segment revenues primarily relate to Domestic Operations content licensing sales to International, as well as services performed by AMCNI on behalf of businesses within the Domestic Operations segment.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other for each reportable segment primarily includes employee-related costs, information technology costs, professional services expenses, occupancy expenses, certain overhead expenses and the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees.
(d) Unallocated corporate overhead costs include costs such as executive salaries and benefits and costs of maintaining corporate headquarters, facilities and common support functions.
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $157.1 million and $145.1 million for the three months ended March 31, 2025 and 2024, respectively.
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2025	2024
Revenues
United States	$447,390	$484,093
Europe	74,099	77,251
Other	33,744	35,117
	$555,233	$596,461
One customer within the Domestic Operations segment accounted for approximately 17% and 15% of consolidated revenues, net for the three months ended March 31, 2025 and 2024, respectively.
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2025	December 31, 2024
Property and equipment, net
United States	$129,815	$127,881
Europe	13,849	13,634
Other	1,346	1,521
	$145,010	$143,036

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
•economic and business conditions and industry trends in the countries in which we operate, including fluctuations in inflation rates, recession risk and the impact of tariffs and changes in trade policies and uncertainty regarding the foregoing;
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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2024 Annual Report on Form 10-K (the "2024 Form 10-K"), as filed with the Securities and Exchange Commission, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2024 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. The MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2025, as well as an analysis of our cash flows for the three months ended March 31, 2025 and 2024. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2025 as compared to December 31, 2024.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2024.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income (loss) ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2025	2024
Revenues, net	$555,233	$596,461
Operating Income	$64,197	$110,178
Adjusted Operating Income	$104,485	$149,124

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
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) subscription revenues in connection with the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of IFC Films.
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 35 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

In the first quarter of 2025, the Company updated the definition of "aggregate paid subscribers" and the definitions of "affiliate revenues" and "streaming revenues". These changes have no effect on the Company's consolidated financial statements or results of operations. The impact of these changes to historical affiliate revenues and streaming revenues is not material. The new definitions are as follows:
Streaming subscriber (previously "aggregate paid subscriber"): A subscriber who registers on an a la carte basis and from whom we receive a fee, for one of our streaming services directly through our direct-to-consumer applications or indirectly through one of our streaming platform arrangements. This definitional change resulted in the exclusion of subscribers from our count who received access to our streaming services from distributors through a video package that also included access to our programming networks. Subscribers in this Quarterly Report on Form 10-Q reflect our updated definition.
The following table sets forth our streaming subscribers, presented under both the old definition of "aggregate paid subscriber" and the new definition of "streaming subscriber" as of each date indicated:

(in thousands)	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
As originally reported (a)	11,443	11,516	11,588	11,750	12,388
Adjustments (b)	(1,306)	(1,351)	(1,371)	(1,545)	(1,971)
Recast (c)	10,137	10,165	10,217	10,205	10,417
(a) Originally reported as "aggregate paid subscribers". Prior to the first quarter of 2025, a paid subscription was defined as a subscription to a direct-to-consumer service or a subscription received through distributor arrangements, in which we received a fee for the distribution of our streaming services.
(b) Primarily consists of Orange (Spain) and Philo customers at the end of the period presented that were provided access to our streaming services as part of video packages that also included access to our programming networks.
(c) Under new definition of "streaming subscribers".
Affiliate revenues: Represents fees received from distributors for the rights to use the Company's programming under multi-year contracts, commonly referred to as "affiliation agreements." Affiliate revenues also include fees received from distributors who provide access to our streaming services to end users through a video package that also includes access to our programming networks. Affiliate revenues are earned from cable and other multichannel video programming distribution platforms, including direct broadcast satellite and platforms operated by telecommunications providers and virtual multichannel video programming distributors.
Streaming revenues: Represents fees for our streaming services earned from our direct-to-consumer platforms as well as through streaming platform arrangements with companies that sell our streaming services on our behalf.
Substantially all of our subscription revenues for our programming networks are based on a per subscriber fee. The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming services, but are generally based on the impact of renewals of distributor agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost.
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
Content expenses and programming operating costs primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a group is less than its unamortized cost, the Company will write off the excess to technical and operating expenses in the condensed consolidated statements of income. Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost.

Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, which can impact, among other things, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, with both suppliers and customers. Additionally, macroeconomic and geopolitical risks, particularly high inflation and interest rates, as well as recently announced or implemented tariffs and changes to the U.S.'s and other countries' trade policies, and uncertainty regarding further changes to any of the foregoing, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
Capital and credit market disruptions, as well as other events such as pandemics or other health emergencies, inflation, tariffs and changes to the U.S.'s and other countries' trade policies, international conflict and recession, have in the past caused and could in the future cause market volatility and economic downturns, which have led and may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services. Events such as these have in the past adversely impacted, and may in the future adversely impact, our results of operations, cash flows and financial position.

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our condensed consolidated statements of income notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income attributable to noncontrolling interests in our condensed consolidated statements of income.

Three Months Ended March 31, 2025 and 2024

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Revenues, net:
Subscription	$358,075	$373,407	(4.1)%
Advertising	141,856	161,378	(12.1)%
Content licensing and other	55,302	61,676	(10.3)%
Total revenues, net	555,233	596,461	(6.9)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	267,346	271,576	(1.6)%
Selling, general and administrative	197,975	188,881	4.8%
Depreciation and amortization	20,926	25,826	(19.0)%
Restructuring and other related charges	4,789	—	n/m
Total operating expenses	491,036	486,283	1.0%
Operating income	64,197	110,178	(41.7)%
Other income (expense):
Interest expense	(43,392)	(32,841)	32.1%
Interest income	8,415	8,885	(5.3)%
Miscellaneous, net	7,888	(5,190)	n/m
Total other expense	(27,089)	(29,146)	(7.1)%
Income from operations before income taxes	37,108	81,032	(54.2)%
Income tax expense	(14,955)	(23,649)	(36.8)%
Net income including noncontrolling interests	22,153	57,383	(61.4)%
Less: Net income attributable to noncontrolling interests	(4,104)	(11,580)	(64.6)%
Net income attributable to AMC Networks' stockholders	$18,049	$45,803	(60.6)%
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.

Revenues, net
Subscription revenues decreased 2.8% in our Domestic Operations segment due to a decline in affiliate revenues primarily due to basic subscriber declines, partially offset by an increase in streaming revenues. Subscription revenues decreased 12.1% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024. We expect the linear subscriber declines to continue, consistent with the declines across the cable ecosystem.
Advertising revenues decreased 14.7% in our Domestic Operations segment primarily due to linear ratings declines. Advertising revenues increased 5.0% in our International segment due to increased ratings and advertising growth in the United Kingdom, including digital and advanced advertising growth, partially offset by lower advertising revenues across our other European markets. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues decreased 13.1% in our Domestic Operations segment primarily due to the availability of deliveries in the period, including the prior year beneficial impact associated with the sale of our rights and interests to Killing Eve in the first quarter of 2024. We expect content licensing revenues to vary in 2025 based on the timing and availability of our programming to distributors.
Technical and operating expenses (excluding depreciation and amortization)
The components of technical and operating expenses are primarily content expenses, which include the amortization of program rights, such as those for original programming, feature films and licensed series, and participation and residual costs. Technical and operating expenses also include other direct programming costs, such as distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to increase.
Technical and operating expenses (excluding depreciation and amortization) decreased 2.9% in our Domestic Operations segment primarily due to lower program rights amortization. Technical and operating expenses (excluding depreciation and amortization) increased 4.4% in our International segment primarily due to higher content expenses, primarily driven by increased program investment.
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
Selling, general and administrative expenses increased 7.4% in our Domestic Operations segment primarily due to higher employee related costs and higher marketing expenses. Selling, general and administrative expenses decreased 12.6% in our International segment primarily due to a decrease in corporate overhead costs allocated to AMCNI and lower selling expenses, including commissions, partially offset by higher marketing expenses.
Selling, general and administrative expenses, excluding share-based compensation, also consist of unallocated executive management and administrative support services, such as executive salaries and benefits costs, costs of maintaining corporate headquarters, facilities and common support functions. Unallocated corporate overhead costs increased 11.4% to $29.3 million primarily due to higher employee related costs, including higher bonus and severance expenses.
Restructuring and other related charges
Restructuring and other related charges were $4.8 million for the three months ended March 31, 2025, primarily related to the planned wind-down of a U.K. joint venture in our International segment. Additionally, we commenced a restructuring plan related to our International segment (the “AMCNI Plan”) designed to achieve cost reductions and streamline operations in Southern Europe, including channel re-branding and a reduction of workforce. The Company estimates it will incur approximately $5.0 million of additional restructuring charges in connection with the AMCNI Plan, which is expected to be substantially completed by the end of 2025.
There were no restructuring and other related charges for the three months ended March 31, 2024.
Operating income
The decrease in operating income was primarily attributable to a $41.2 million decrease in revenues, net.

Interest expense
The increase in interest expense was primarily due to an increase in average interest rates associated with the April 2024 issuance of the Company's 10.25% Senior Secured Notes due 2029 to refinance the Company's 4.75% Senior Notes due 2025, partially offset by the impact of a lower outstanding balance under our Term Loan A Facility.
Interest income
The decrease in interest income was primarily attributable to lower interest income recognized in connection with our long-term content licensing receivables.
Miscellaneous, net
The increase in miscellaneous, net was primarily related to the impact of foreign currency fluctuations and higher net earnings of equity method investees.
Income tax expense
For the three months ended March 31, 2025 and 2024, income tax expense was $15.0 million and $23.6 million, respectively, representing an effective rate of 40% and 29%, respectively, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate in both periods primarily due to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign tax credits and losses.

Segment Results of Operations
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use segment adjusted operating income as the measure of profit or loss for our operating segments. See the "Non-GAAP Financial Measures" section below for our definition of Adjusted Operating Income and a reconciliation from Operating Income to Adjusted Operating Income on a consolidated basis. The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Revenues, net:
Subscription	$313,373	$322,558	(2.8)%
Advertising	119,248	139,854	(14.7)
Content licensing and other	53,686	61,814	(13.1)
Total revenues, net	486,307	524,226	(7.2)
Technical and operating expenses (excluding depreciation and amortization)(a)	231,723	238,570	(2.9)
Selling, general and administrative expenses(b)	136,263	126,834	7.4
Majority-owned equity investees AOI	5,603	3,497	60.2
Segment adjusted operating income	$123,924	$162,319	(23.7)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Subscription revenues decreased due to an 11.9% decline in affiliate revenues, partially offset by an 8.3% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals. Streaming revenues increased primarily due to the impact of price increases across our services.
Revenues related to the Company's streaming services were $157.1 million and $145.1 million for the three months ended March 31, 2025 and 2024, respectively. Streaming subscribers were 10.2 million at March 31, 2025, the same level as March 31, 2024, and a reduction compared to 10.4 million streaming subscribers at December 31, 2024.
Advertising revenues decreased primarily due to linear ratings declines.
Content licensing and other revenues decreased due to the availability of deliveries in the period, including the prior year beneficial impact associated with the sale of our rights and interests to Killing Eve in the first quarter of 2024.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to lower program rights amortization.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to higher employee related costs and higher marketing expenses driven by increased paid media spend for AMC+ and Acorn.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to the continued revenue headwinds in our linear businesses.

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Revenues, net:
Subscription	$44,702	$50,849	(12.1)%
Advertising	22,608	21,524	5.0
Content licensing and other	2,636	3,232	(18.4)
Total revenues, net	69,946	75,605	(7.5)
Technical and operating expenses (excluding depreciation and amortization)	35,125	33,638	4.4
Selling, general and administrative expenses(a)	24,970	28,567	(12.6)
Segment adjusted operating income	$9,851	$13,400	(26.5)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues, net
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.
Advertising revenues increased due to increased ratings and advertising growth in the United Kingdom, including digital and advanced advertising growth, partially offset by lower advertising revenues across our other European markets.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher content expenses, primarily driven by increased program investment.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to a decrease in corporate overhead costs allocated to AMCNI and lower selling expenses, including commissions, partially offset by higher marketing expenses.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily due to the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
As of March 31, 2025, our cash and cash equivalents balance of $870.2 million included approximately $121.4 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and we do not expect to incur any significant, additional taxes related to the remaining balance.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our revolving credit facility and, subject to market conditions, access to capital and credit markets. The revolving credit facility was not drawn upon at March 31, 2025. The total undrawn revolver commitment is available to be drawn for our general corporate purposes. Although we currently believe that amounts available under our revolving credit facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets.
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
AMC Networks credit agreement (as amended the "Credit Agreement") generally requires AMC Networks Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. As of March 31, 2025, the total net leverage ratio was approximately 4.34:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for AMC Networks Inc. and its restricted subsidiaries on a consolidated basis until September 30, 2026, after which the minimum interest coverage ratio changes to 2.25:1.00. As of March 31, 2025, the interest coverage ratio was approximately 2.64:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.
AMC Networks was in compliance with all of its debt covenants as of March 31, 2025.
Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2024 Form 10-K. In addition, economic or market disruptions could lead to lower demand for our services, such as loss of subscribers and lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
In April 2025, the Company repurchased $31.6 million principal amount of its 4.25% Senior Notes due February 2029 through open market repurchases, at a discount of $9.3 million, and retired the repurchased notes. In May 2025, the Company voluntarily prepaid $20.0 million of borrowings under the Term Loan A Facility.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three months ended March 31, 2025, we did not repurchase any of our Class A Common Stock. As of March 31, 2025, we had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$108,805	$150,869
Net cash used in investing activities	(14,620)	(2,784)
Net cash used in financing activities	(12,966)	(23,133)
Net increase in cash and cash equivalents from operations	$81,219	$124,952
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 amounted to $108.8 million and $150.9 million, respectively.
For the three months ended March 31, 2025, net cash provided by operating activities primarily resulted from $241.1 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $169.6 million. Changes in all other assets and liabilities resulted in a net cash inflow of $37.3 million.
For the three months ended March 31, 2024, net cash provided by operating activities primarily resulted from $294.8 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $193.0 million. Changes in all other assets and liabilities resulted in a net cash inflow of $49.1 million.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 amounted to $14.6 million and $2.8 million, respectively, and primarily consisted of capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 and 2024 amounted to $13.0 million and $23.1 million, respectively.
For the three months ended March 31, 2025, net cash used in financing activities primarily related to principal payments on the Term Loan A Facility of $8.1 million and taxes paid in lieu of shares issued for equity-based compensation of $3.7 million.
For the three months ended March 31, 2024, net cash used in financing activities primarily consisted of principal payments on the Term Loan A Facility of $16.9 million and taxes paid in lieu of shares issued for equity-based compensation of $4.0 million.
Contractual Obligations
As of March 31, 2025, our contractual obligations not reflected on the condensed consolidated balance sheets decreased $34.5 million, as compared to December 31, 2024, to $560.8 million. The decrease was primarily related to payments for program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of March 31, 2025 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of March 31, 2025 included $875.0 million of 10.25% Senior Secured Notes due 2029, $985.0 million of 4.25% Senior Notes due 2029, and $143.8 million of 4.25% Convertible Senior Notes due 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$426,760	$—	$424,106
Operating expenses	—	363,273	—	347,277
Operating income	$—	$63,487	$—	$76,829
Income before income taxes	$29,845	$74,732	$63,503	$100,171
Net income	18,049	73,061	45,803	96,145

Balance Sheet	March 31, 2025		December 31, 2024
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$103	$87,324	$4,483	$82,342
Current assets	8,701	1,438,287	31,727	1,386,554
Non-current assets	3,453,904	2,644,261	3,467,276	2,718,427

Liabilities and equity:
Amounts due to subsidiaries	$65,093	$1,387	$80,983	$733
Current liabilities	210,954	473,637	168,903	473,418
Non-current liabilities	2,362,813	217,853	2,474,505	228,778

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2024 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2024.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2024 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2024.

Non-GAAP Financial Measures
Internally, we use AOI and Free Cash Flow as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.
We evaluate segment performance based on operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before share-based compensation expenses or benefit, depreciation and amortization, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, cloud computing amortization and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance.
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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating income	$64,197	$110,178
Share-based compensation expenses	5,757	6,075
Depreciation and amortization	20,926	25,826
Restructuring and other related charges	4,789	—
Cloud computing amortization	3,213	3,548
Majority owned equity investees AOI	5,603	3,497
Adjusted operating income	$104,485	$149,124
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$108,805	$150,869
Less: capital expenditures	(14,620)	(6,720)
Free cash flow	$94,185	$144,149

Supplemental Cash Flow Information	Three Months Ended March 31,
(In thousands)	2025	2024
Restructuring initiatives	$(5,751)	$(4,821)
Distributions to noncontrolling interests	—	(1,168)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2025, the carrying value of our fixed rate debt of $1.98 billion was more than its fair value of $1.76 billion by $213.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2025 would increase the estimated fair value of our fixed rate debt by $23.2 million to $1.79 billion.
Managing our Interest Rate Risk
As of March 31, 2025, we had $2.4 billion of debt outstanding (excluding finance leases), of which $357.5 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2025 would increase our annual interest expense by $3.6 million. The interest rate paid on approximately 85% of our debt (excluding finance leases) as of March 31, 2025 is fixed.
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
The Company recognized gains (losses) of $3.8 million and $(2.7) million for the three months ended March 31, 2025 and 2024, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2025, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 1A.    Risk Factors.
The risk factors discussed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 have not materially changed except as set forth below.
The Trump administration has introduced tariffs that impact a number of industries, including announcing an intention to impose tariffs on movies produced outside the United States. Such tariffs, if imposed, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.
The Trump administration has introduced tariffs that impact a number of industries, including announcing an intention to impose tariffs on movies produced outside the United States. The U.S. tariff environment remains highly dynamic and views on tariffs and how tariffs would be imposed are evolving. Tariffs charged by other countries, included retaliatory tariffs, also are expected to evolve. As a result, we cannot predict the breadth of tariffs and related costs that will ultimately impact the Company, but if tariffs are imposed on production of content, including films and series, such costs could be substantial and have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. Based on the ultimate scope, nature and duration of any tariffs implemented, we may take various mitigating actions, such as making changes to our content production plans, which may not fully offset the impact of tariffs. We may also need to make material changes to how and where we produce and source programming, which could require significant changes to production schedules and locales, including access to local production tax credits, any of which could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized a $1.5 billion Stock Repurchase Program. The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time.
For the three months ended March 31, 2025, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2025, the Company had $135.3 million of authorization remaining for repurchase under the Stock Repurchase Program.

Table of Contents

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated November 12, 2024, by and between AMC Networks Inc. and Salvatore Romanello.

22	Guarantor Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMC Networks Inc.

Date:	May 9, 2025	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	May 9, 2025	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer