Form 10-Q
period 2025-06-30
AMC Networks Inc.
filed 2025-08-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to
Commission File Number: 1-35106

AMC Networks Inc.
(Exact name of registrant as specified in its charter)

Nevada		27-5403694
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11 Penn Plaza,
New York,	NY	10001
(Address of principal executive offices)		(Zip Code)
(212) 324-8500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	AMCX	The	NASDAQ	Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of August 1, 2025:

Class A Common Stock par value $0.01 per share	31,899,405
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$866,407	$784,649
Accounts receivable, trade (less allowance for doubtful accounts of $8,944 and $9,468)	614,887	623,898
Prepaid expenses and other current assets	245,342	262,257
Total current assets	1,726,636	1,670,804
Property and equipment, net of accumulated depreciation of $403,242 and $458,396	134,404	143,036
Program rights, net	1,729,327	1,713,952
Intangible assets, net	204,262	216,478
Goodwill	259,438	246,304
Deferred tax assets, net	15,789	13,183
Operating lease right-of-use assets	51,649	58,390
Other assets	300,062	300,074
Total assets	$4,421,567	$4,362,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$102,275	$88,570
Accrued liabilities	291,987	290,718
Current portion of program rights obligations	258,930	221,603
Deferred revenue	68,525	61,838
Current portion of long-term debt	77,500	7,500
Current portion of lease obligations	34,161	32,439
Total current liabilities	833,378	702,668
Program rights obligations	190,392	144,476
Long-term debt, net	2,127,822	2,328,719
Lease obligations	51,446	64,581
Deferred tax liabilities, net	111,602	121,302
Other liabilities	40,190	60,334
Total liabilities	3,354,830	3,422,080
Commitments and contingencies
Redeemable noncontrolling interests	59,030	55,881
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 31,899 and 32,636 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	433,374	437,860
Accumulated earnings	2,155,064	2,092,229
Treasury stock, at cost (34,831 and 34,094 shares Class A Common Stock, respectively)	(1,399,599)	(1,408,307)
Accumulated other comprehensive loss	(217,929)	(266,969)
Total AMC Networks stockholders' equity	971,692	855,595
Non-redeemable noncontrolling interests	36,015	28,665
Total stockholders' equity	1,007,707	884,260
Total liabilities and stockholders' equity	$4,421,567	$4,362,221
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$600,024	$625,934	$1,155,257	$1,222,395
Operating expenses:
Technical and operating (excluding depreciation and amortization)	283,876	280,727	551,222	552,303
Selling, general and administrative	221,704	208,176	419,679	397,057
Depreciation and amortization	26,446	26,493	47,372	52,319
Impairment and other charges	—	96,819	—	96,819
Restructuring and other related charges	3,529	2,931	8,318	2,931
Total operating expenses	535,555	615,146	1,026,591	1,101,429
Operating income	64,469	10,788	128,666	120,966
Other income (expense):
Interest expense	(42,460)	(43,216)	(85,852)	(76,057)
Interest income	8,205	9,292	16,620	18,177
Gain on extinguishment of debt, net	25,745	247	25,745	247
Miscellaneous, net	12,819	1,493	20,707	(3,697)
Total other income (expense)	4,309	(32,184)	(22,780)	(61,330)
Income (loss) from operations before income taxes	68,778	(21,396)	105,886	59,636
Income tax expense	(16,072)	(10,893)	(31,027)	(34,542)
Net income (loss) including noncontrolling interests	52,706	(32,289)	74,859	25,094
Less: Net (income) loss attributable to noncontrolling interests	(2,417)	3,055	(6,521)	(8,525)
Net income (loss) attributable to AMC Networks' stockholders	$50,289	$(29,234)	$68,338	$16,569

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$1.12	$(0.66)	$1.52	$0.37
Diluted	$0.91	$(0.66)	$1.25	$0.37

Weighted average common shares:
Basic	44,868	44,466	44,845	44,267
Diluted	56,350	44,466	56,482	45,443
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) including noncontrolling interests	$52,706	$(32,289)	$74,859	$25,094
Other comprehensive income (loss):
Foreign currency translation adjustment	34,509	(2,269)	52,310	(15,566)
Comprehensive income (loss)	87,215	(34,558)	127,169	9,528
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,637)	3,007	(9,791)	(8,248)
Comprehensive income (loss) attributable to AMC Networks' stockholders	$82,578	$(31,551)	$117,378	$1,280
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2025	$667	$115	$424,806	$2,104,801	$(1,391,334)	$(250,218)	$888,837	$32,296	$921,133
Net income attributable to AMC Networks’ stockholders	—	—	—	50,289	—	—	50,289	—	50,289
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,499	1,499
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	2,964	—	—	—	2,964	—	2,964
Other comprehensive income (loss)	—	—	—	—	—	32,289	32,289	2,220	34,509
Share-based compensation expenses	—	—	8,043	—	—	—	8,043	—	8,043
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Common stock issued under employee stock plans	—	—	(2,038)	(26)	2,064	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(401)	—	—	—	(401)	—	(401)
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2024	$667	$115	$369,877	$2,365,524	$(1,410,105)	$(245,803)	$1,080,275	$26,630	$1,106,905
Net loss attributable to AMC Networks’ stockholders	—	—	—	(29,234)	—	—	(29,234)	—	(29,234)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	7,898	7,898
Distributions to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,807)	—	—	—	(2,807)	—	(2,807)
Other comprehensive income (loss)	—	—	—	—	—	(2,317)	(2,317)	48	(2,269)
Share-based compensation expenses	—	—	8,457	—	—	—	8,457	—	8,457
Common stock issued under employee stock plans	—	—	(509)	(764)	1,273	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(665)	—	—	—	(665)	—	(665)
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Networks’ stockholders	—	—	—	68,338	—	—	68,338	—	68,338
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,080	4,080
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(708)	—	—	—	(708)	—	(708)
Other comprehensive income (loss)	—	—	—	—	—	49,040	49,040	3,270	52,310
Share-based compensation expenses	—	—	13,800	—	—	—	13,800	—	13,800
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Common stock issued under employee stock plans	—	—	(13,534)	(5,503)	19,037	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,044)	—	—	—	(4,044)	—	(4,044)
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	16,569	—	—	16,569	—	16,569
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	8,958	8,958
Distributions to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(5,528)	—	—	—	(5,528)	—	(5,528)
Other comprehensive income (loss)	—	—	—	—	—	(15,289)	(15,289)	(277)	(15,566)
Share-based compensation expenses	—	—	14,532	—	—	—	14,532	—	14,532
Common stock issued under employee stock plans	—	—	(8,902)	(2,148)	11,050	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income including noncontrolling interests	$74,859	$25,094
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,372	52,319
Non-cash impairment and other charges	—	96,819
Share-based compensation expenses related to equity classified awards	13,800	14,532
Non-cash restructuring and other related charges	5,320	2,199
Amortization and write-off of program rights	409,631	414,716
Amortization of deferred carriage fees	13,771	10,762
Unrealized foreign currency transaction (gain) loss	(14,861)	2,640
Amortization of deferred financing costs and discounts on indebtedness	3,935	3,371
Gain on extinguishment of debt, net	(25,745)	(247)
Deferred income taxes	(11,156)	(5,705)
Other, net	(6,233)	(883)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	16,506	16,489
Prepaid expenses and other assets	38,407	143,856
Program rights and obligations, net	(331,534)	(435,471)
Deferred revenue	7,567	(8,047)
Accounts payable, accrued liabilities and other liabilities	(30,043)	(77,172)
Net cash provided by operating activities	211,596	255,272
Cash flows from investing activities:
Capital expenditures	(21,670)	(15,958)
Other investing activities, net	(690)	3,936
Net cash used in investing activities	(22,360)	(12,022)
Cash flows from financing activities:
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	—	862,969
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	—	139,437
Tender and redemption of 4.75% Senior Notes due 2025	—	(774,729)
Principal payments on Term Loan A Facility	(36,250)	(190,625)
Repurchase of 4.25% Senior Notes due 2029	(72,405)	(10,129)
Payments for financing costs	(763)	(9,424)
Deemed repurchases of restricted stock units	(4,044)	(4,626)
Purchase of treasury stock	(10,329)	—
Principal payments on finance lease obligations	(2,439)	(2,275)
Distributions to noncontrolling interests	—	(16,520)
Net cash used in financing activities	(126,230)	(5,922)
Net increase in cash and cash equivalents from operations	63,006	237,328
Effect of exchange rate changes on cash and cash equivalents	18,752	(5,351)
Cash and cash equivalents at beginning of period	784,649	570,576
Cash and cash equivalents at end of period	$866,407	$802,553

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
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2025, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2025	December 31, 2024
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$660,335	$674,631
Contract liabilities, short-term (Deferred revenue)	68,525	61,838
Revenue recognized for the six months ended June 30, 2025 and 2024 relating to the contract liabilities at December 31, 2024 and 2023 was $32.3 million and $38.8 million, respectively.
For the three and six months ended June 30, 2024, we recognized revenues of $13.4 million for a one-time retroactive adjustment reported and paid by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of June 30, 2025, the Company had not yet sold any customer receivables under this agreement.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to AMC Networks' stockholders used for basic net income (loss) per share	$50,289	$(29,234)	$68,338	$16,569
Add: Convertible Notes interest expense, net of tax	1,145	—	2,291	116
Net income (loss) attributable to AMC Networks' stockholders used for diluted net income (loss) per share	$51,434	$(29,234)	$70,629	$16,685

Basic weighted average common shares outstanding	44,868	44,466	44,845	44,267
Effect of dilution:
Restricted stock units	196	—	351	556
Convertible Notes	11,286	—	11,286	620
Diluted weighted average common shares outstanding	56,350	44,466	56,482	45,443

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$1.12	$(0.66)	$1.52	$0.37
Diluted	$0.91	$(0.66)	$1.25	$0.37
For the three and six months ended June 30, 2025, 4.2 million of restricted stock units ("RSUs") have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
For the three months ended June 30, 2024, all 3.4 million of our RSUs and the weighted average impact of 11.3 million common shares related to the assumed conversion of the Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive since we reported a net loss.
For the six months ended June 30, 2024, 0.2 million of RSUs have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2025, the Company repurchased 1.6 million shares of its Class A Common Stock at an average purchase price of $6.48 per share. As of June 30, 2025, the Company had $124.9 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
The Company recorded restructuring and other related charges of $3.5 million and $8.3 million for the three and six months ended June 30, 2025, respectively, primarily related to the planned wind-down of a U.K. joint venture in its International segment and a restructuring plan related to its International segment (the “AMCNI Plan”) designed to achieve cost reductions and streamline operations in Southern Europe, including channel re-branding and a reduction of workforce. The Company will incur additional restructuring charges in connection with the AMCNI Plan, which is expected to be substantially completed by the end of 2025.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Restructuring and other related charges were $2.9 million for the three and six months ended June 30, 2024, consisting primarily of content impairments in connection with We TV shifting to a reduced originals strategy, and severance costs.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Domestic Operations	$(850)	$2,931	$(2,421)	$2,931
International	4,379	—	10,739	—
Total restructuring and other related charges	$3,529	$2,931	$8,318	$2,931
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2024	$4,884	$1,337	$6,221
Charges	3,362	4,956	8,318
Cash payments	(7,178)	(742)	(7,920)
Non-cash content impairment adjustments	—	(5,320)	(5,320)
Other	(28)	1,681	1,653
Balance at June 30, 2025	$1,040	$1,912	$2,952
Accrued restructuring and other related costs of $3.0 million and $6.2 million are included in Accrued liabilities in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively.

Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$48,615	$608,671	$657,286
In-production and in-development	—	258,920	258,920
Total owned original program rights, net	$48,615	$867,591	$916,206

Licensed program rights, net:
Licensed film and acquired series	$119	$621,013	$621,132
Licensed originals	—	129,191	129,191
Advances and other production costs	—	66,890	66,890
Total licensed program rights, net	119	817,094	817,213
Program rights, net	$48,734	$1,684,685	$1,733,419

Current portion of program rights, net			$4,092
Program rights, net (long-term)			1,729,327
			$1,733,419

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
			$1,716,641

Amortization, including write-offs, of owned and licensed program rights, included in Technical and operating expenses in the condensed consolidated statements of income (loss), is as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$11,645	$91,290	$102,935	$15,538	$178,433	$193,971
Licensed program rights	63	108,752	108,815	142	215,518	215,660
	$11,708	$200,042	$211,750	$15,680	$393,951	$409,631

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$17,313	$78,564	$95,877	$42,165	$138,670	$180,835
Licensed program rights	201	116,086	116,287	1,832	232,049	233,881
	$17,514	$194,650	$212,164	$43,997	$370,719	$414,716
There were no significant program rights write-offs included in technical and operating expenses for the three and six months ended June 30, 2025 or 2024.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of June 30, 2025 consisted of $175.2 million recorded in Prepaid expenses and other current assets and $42.7 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2024 consisted of $182.0 million recorded in Prepaid expenses and other current assets and $42.4 million recorded in Other assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $89.9 million and $81.8 million at June 30, 2025 and December 31, 2024, respectively. Investments in non-marketable equity securities were $44.6 million and $43.9 million at June 30, 2025 and December 31, 2024, respectively.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2024	$80,038	$166,266	$246,304
Foreign currency translation	—	13,134	13,134
June 30, 2025	$80,038	$179,400	$259,438
As of June 30, 2025 and December 31, 2024, accumulated impairment charges totaled $556.2 million.
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2025
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$629,607	$(486,355)	$143,252	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	91,858	(50,748)	41,110	3 to 20 years
Total amortizable intangible assets	767,747	(583,385)	184,362
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$787,647	$(583,385)	$204,262

(In thousands)	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$610,048	$(456,052)	$153,996
Advertiser relationships	46,282	(46,282)	—
Trade names and other amortizable intangible assets	88,751	(46,169)	42,582
Total amortizable intangible assets	745,081	(548,503)	196,578
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$764,981	$(548,503)	$216,478
Aggregate amortization expense for amortizable intangible assets for the three months ended June 30, 2025 and 2024 was $8.0 million and $9.6 million, respectively, and for the six months ended June 30, 2025 and 2024 was $15.8 million and $18.2 million, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2025	$31,031
2026	30,087
2027	25,344
2028	23,139
2029	19,858

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Employee related costs	$60,905	$79,873
Participations and residuals	130,057	118,101
Interest	57,972	60,485
Other accrued expenses	43,053	32,259
Total accrued liabilities	$291,987	$290,718

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	June 30, 2025	December 31, 2024
Senior Secured Credit Facility: (a)
Term Loan A Facility	$329,375	$365,625
Senior Notes:
10.25% Senior Secured Notes due January 2029	875,000	875,000
4.25% Senior Notes due February 2029	885,866	985,010
4.25% Convertible Senior Notes due February 2029	143,750	143,750
Total long-term debt	2,233,991	2,369,385
Unamortized discount	(21,325)	(25,014)
Unamortized deferred financing costs	(7,344)	(8,152)
Long-term debt, net	2,205,322	2,336,219
Current portion of long-term debt	77,500	7,500
Noncurrent portion of long-term debt	$2,127,822	$2,328,719
(a)Represents the aggregate principal amount of the debt, with the Term Loan A (non-extended) of $70.0 million maturing in February 2026, the Term Loan A (extended) of $259.4 million maturing in April 2028, and commitments under our undrawn $175.0 million revolving credit facility terminating in April 2028. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Senior Secured Credit Facility
During 2025, the Company voluntarily prepaid the remaining $90.0 million of borrowings under the Term Loan A Facility (non-extended), $20.0 million of which was paid in May 2025 and the remaining $70.0 million of which was paid in July 2025 with the proceeds from the issuance of the 2032 Secured Notes offering described below. During the six months ended June 30, 2025, the Company also continued to make quarterly payments of the principal amount of the Term Loan A Facility (extended) totaling $16.3 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
AMC Networks' credit agreement (as amended, the "Credit Agreement") generally requires AMC Networks Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for AMC Networks Inc. and its restricted subsidiaries on a consolidated basis through September 30, 2026, after which the minimum interest coverage ratio changes to 2.25:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties. AMC Networks was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2025.
4.25% Senior Notes due 2029
During the second quarter of 2025, the Company repurchased $99.1 million principal amount of its 4.25% Senior Notes due February 2029 (the "Senior Notes") through open market repurchases, at a discount of $26.7 million, and retired the repurchased notes. The discount, net of a $0.9 million write-off of unamortized discount and deferred financing costs associated with the Senior Notes, was recognized as a gain on extinguishment of debt in the condensed consolidated statements of income (loss) during the second quarter of 2025.
Utilizing proceeds from the July 3, 2025 offering of 2032 Secured Notes described below, the Company completed a cash tender offer on July 17, 2025 to purchase an additional $600.0 million of Senior Notes at a discount of $111.0 million. The discount, net of a $5.2 million write-off of unamortized discount and deferred financing costs associated with the Senior Notes, will be recognized as a gain on extinguishment of debt in the condensed consolidated statements of income (loss) during the third quarter of 2025.
2032 Secured Notes Offering
On July 3, 2025, AMC Networks completed an offering of $400 million aggregate principal amount of its 10.500% Senior Secured Notes due 2032 (the “2032 Secured Notes”). AMC Networks received net proceeds of $394.5 million, after deducting initial purchaser discounts. The 2032 Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement (the "Guarantors").
The 2032 Secured Notes were issued pursuant to an Indenture, dated as of July 3, 2025 (the “2032 Secured Notes Indenture”), among AMC Networks, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee.
The 2032 Secured Notes accrue interest at a rate of 10.500% per annum and mature on July 15, 2032. Interest is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. The 2032 Secured Notes are AMC Networks’ general senior secured obligations, secured on a first-priority basis by substantially all of AMC Networks’ and the Guarantors’ assets and property (the “Collateral”), subject to certain liens permitted under the 2032 Secured Notes Indenture, and will rank equally with all of AMC Networks’ existing and future senior indebtedness, senior in right of payment to AMC Networks’ future subordinated indebtedness and effectively senior to any of AMC Networks’ existing and future unsecured indebtedness or indebtedness that is secured by a lien ranking junior to the lien securing the 2032 Secured Notes, in each case, to the extent of the value of the Collateral.
On or after July 15, 2028, AMC Networks may redeem the 2032 Secured Notes, at its option, in whole or in part, at any time and from time to time, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the twelve month period beginning on July 15 of the years indicated below:

Year	Percentage
2028	105.250%
2029	102.625%
2030 and thereafter	100.000%

In addition to the optional redemption of the 2032 Secured Notes described above, at any time prior to July 15, 2028, AMC Networks may redeem up to 40% of the aggregate principal amount of the 2032 Secured Notes at a redemption price equal to 110.500% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, using the net proceeds of certain equity offerings. At any time prior to July 15, 2028, AMC Networks may also redeem up to 10% of the aggregate principal amount of the 2032 Secured Notes during any twelve month period at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Finally, at any time prior to July 15, 2028, AMC Networks may redeem the 2032 Secured Notes, at its option in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof to be redeemed plus the “Applicable Premium” calculated as described in the 2032 Secured Notes Indenture at the Treasury rate + 50 basis points, and accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

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
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$51,649	$58,390
Finance	Property and equipment, net	11,069	11,695
Total lease assets		$62,718	$70,085
Liabilities
Current:
Operating	Current portion of lease obligations	$30,246	$27,798
Finance	Current portion of lease obligations	3,915	4,641
		$34,161	$32,439
Noncurrent:
Operating	Lease obligations	$39,928	$51,929
Finance	Lease obligations	11,518	12,652
		$51,446	$64,581

Total lease liabilities		$85,607	$97,020

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2025:
Assets
Cash equivalents	$295,542	$—	$—	$295,542
Foreign currency derivatives	—	7,525	—	7,525
Liabilities
Foreign currency derivatives	—	6,740	—	6,740

At December 31, 2024:
Assets
Cash equivalents	$250,841	$—	$—	$250,841
Foreign currency derivatives	—	4,889	—	4,889
Liabilities
Foreign currency derivatives	—	2,330	—	2,330
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$324,598	$329,375
10.25% Senior Secured Notes due 2029	862,605	907,813
4.25% Senior Notes due 2029	878,233	706,478
4.25% Convertible Senior Notes due 2029	139,886	120,753
	$2,205,322	$2,064,419

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$359,660	$356,934
10.25% Senior Secured Notes due 2029	861,683	927,500
4.25% Senior Notes due 2029	975,466	772,002
4.25% Convertible Senior Notes due 2029	139,410	142,313
	$2,336,219	$2,198,749
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$1,950	$944
Foreign currency derivatives	Other assets	5,575	3,945
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,894	$945
Foreign currency derivatives	Other liabilities	4,846	1,385
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency derivatives	Miscellaneous, net	$(2,390)	$4,239	$(2,480)	$(791)

Note 13. Income Taxes
For the three and six months ended June 30, 2025, income tax expense was $16.1 million on income from operations before income taxes of $68.8 million, and $31.0 million on income from operations before income taxes of $105.9 million, respectively, representing an effective rate of 23% and 29%, respectively. The variance from the federal statutory rate of 21% for the three months ended June 30, 2025 primarily consists of state and local income tax expense. Items resulting in variances from the federal statutory rate of 21% for the six months ended June 30, 2025 primarily consist of state and local income tax expense, tax expense for shortfalls related to share-based compensation, tax expense for an increase in the valuation allowance

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
for foreign taxes and tax expense related to non-deductible compensation.
For the three and six months ended June 30, 2024, income tax expense was $10.9 million on income (loss) from operations before income taxes of $(21.4) million, and $34.5 million on income from operations before income taxes of $59.6 million, respectively, representing an effective tax rate of (51)% and 58%, respectively. The effective tax rate for both the three and six months ended June 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2024 primarily consist of state and local income tax expense, tax expense from foreign operations, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
At June 30, 2025, the Company had foreign tax credit carryforwards of approximately $50.1 million, expiring on various dates from 2025 through 2035. These carryforwards have been reduced to zero by a valuation allowance of $50.1 million as it is more likely than not that these carryforwards will not be realized.
As of June 30, 2025, the Company’s cash and cash equivalents balance of $866.4 million included approximately $139.2 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of June 30, 2025, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2025.
On July 4, 2025, the “One Big Beautiful Bill” act was signed into law in the U.S., which contains a broad range of tax reform provisions impacting companies. The Company is currently evaluating the impact this legislation will have on its results of operations and financial position. As the legislation was signed into law subsequent to quarter end, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025.

Note 14. Commitments and Contingencies
Commitments
As of June 30, 2025, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets decreased $79.8 million, as compared to December 31, 2024, to $515.5 million. The decrease was primarily related to payments for program rights and third-party service contracts.
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

Note 15. Equity Plans
During the second quarter of 2025, AMC Networks granted 275,522 RSUs to non-employee directors under the 2011 Stock Plan for Non-Employee Directors that vested on the date of grant.
During the first quarter of 2025, AMC Networks granted 3,103,666 RSUs to certain executive officers and employees under the AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended June 30, 2025, 103,070 RSUs previously issued to employees of the Company vested. On the vesting date, 52,281 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 50,789 shares of AMC Networks' Class A Common Stock were issued. During the six months ended June 30, 2025, 1,397,031 RSUs previously issued to employees of the Company vested. On the vesting date, 566,095 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 830,936 shares of AMC Networks' Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the six months ended June 30, 2025 had an aggregate value of $4.0 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the six months ended June 30, 2025.
The Company recorded share-based compensation expenses of $8.0 million and $13.8 million for the three and six months ended June 30, 2025, respectively, and $8.5 million and $14.5 million for the three and six months ended June 30, 2024, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income (loss) as part of Selling, general and administrative expenses.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
As of June 30, 2025, there was $30.0 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years.

Note 16. Redeemable Noncontrolling Interests
In connection with the Company's previous acquisitions of New Video Channel America L.L.C (owner of the cable channel BBCA) and RLJ Entertainment, the terms of the acquisition agreements provide the noncontrolling members with a right to put all of their noncontrolling interest to subsidiaries of the Company at a future time, within ninety days following October 31, 2025, or earlier upon a change of control, in the case of RLJ Entertainment. Since the exercise of these put rights is outside the Company's control, the noncontrolling interest in each entity is presented as a redeemable noncontrolling interest outside of stockholders' equity on the Company's condensed consolidated balance sheets.
On November 1, 2024, the Company acquired the remaining 50.1% of the BBC America joint-venture that it had not previously owned from BBC Studios for $42.0 million in cash. Since the Company retained the controlling financial interest, the transaction was accounted for as an equity transaction and therefore no gain or loss was recorded in the consolidated statements of income (loss). As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting the Company's 100% ownership of the BBC America business, and the $90.9 million difference between this reduction and the $42.0 million purchase price was recognized in Paid-in capital on the condensed consolidated balance sheets. The amount recorded in Paid-in capital was partially offset by $21.5 million of deferred taxes reflecting the difference between the existing noncontrolling interest and the tax basis (amount paid) as of the acquisition date.
The following tables summarize activity related to redeemable noncontrolling interests for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Three Months Ended June 30, 2025
March 31, 2025	$61,076
Net earnings	918
Adjustment to redemption fair value	(2,964)
June 30, 2025	$59,030

(In thousands)	Three Months Ended June 30, 2024
March 31, 2024	$197,370
Net earnings (loss)	(10,953)
Distributions	(9,159)
Adjustment to redemption fair value	2,807
June 30, 2024	$180,065

(In thousands)	Six Months Ended June 30, 2025
December 31, 2024	$55,881
Net earnings	2,441
Adjustment to redemption fair value	708
June 30, 2025	$59,030

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2024
December 31, 2023	$185,297
Net earnings (loss)	(433)
Distributions	(10,327)
Adjustment to redemption fair value	5,528
June 30, 2024	$180,065

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from related parties amounted to $1.2 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.4 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Six Months Ended June 30,
	2025	2024
Non-Cash Investing and Financing Activities:
Operating lease additions	$3,626	$2,974
Capital expenditures incurred but not yet paid	1,307	1,911
Supplemental Data:
Cash interest paid	84,394	67,731
Income tax payments (refunds), net	17,686	(4,738)

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$320,359	$47,069	$367,428
Advertising	122,606	26,003	148,609
Content licensing and other	82,277	1,710	83,987
	525,242	74,782	600,024
Inter-segment revenues (Content licensing and other) (a)	1,611	753	2,364
	$526,853	$75,535	602,388
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(2,364)
Total consolidated revenues, net			$600,024

Less: (b)
Content expenses	215,673	16,754
Marketing, research, and advertising sales expenses	90,804	4,802
Other (c)	94,037	39,242
Segment adjusted operating income	$126,339	$14,737	$141,076

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(1,095)
Unallocated corporate overhead costs (d)			(30,595)
Share-based compensation expenses			(8,043)
Depreciation and amortization			(26,446)
Restructuring and other related charges			(3,529)
Cloud computing amortization			(2,725)
Majority-owned equity investees AOI			(4,174)
Operating income			64,469
Other income (expense):
Interest expense			(42,460)
Interest income			8,205
Gain on extinguishment of debt, net			25,745
Miscellaneous, net			12,819
Income from operations before income taxes			$68,778
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$322,576	$49,604	$372,180
Advertising	149,200	37,523	186,723
Content licensing and other	65,072	1,959	67,031
	536,848	89,086	625,934
Inter-segment revenues (Content licensing and other) (a)	1,443	1,009	2,452
	$538,291	$90,095	628,386
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(2,452)
Total consolidated revenues, net			$625,934

Less: (b)
Content expenses	206,242	16,306
Marketing, research, and advertising sales expenses	83,320	5,242
Other (c)	93,381	39,282
Segment adjusted operating income	$155,348	$29,265	$184,613

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(370)
Unallocated corporate overhead costs (d)			(31,436)
Share-based compensation expenses			(8,457)
Depreciation and amortization			(26,493)
Impairment and other charges			(96,819)
Restructuring and other related charges			(2,931)
Cloud computing amortization			(3,283)
Majority-owned equity investees AOI			(4,036)
Operating income			10,788
Other income (expense):
Interest expense			(43,216)
Interest income			9,292
Gain on extinguishment of debt, net			247
Miscellaneous, net			1,493
Income (loss) from operations before income taxes			$(21,396)
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$633,732	$91,771	$725,503
Advertising	241,854	48,611	290,465
Content licensing and other	135,643	3,646	139,289
	1,011,229	144,028	1,155,257
Inter-segment revenues (Content licensing and other) (a)	1,931	1,453	3,384
	$1,013,160	$145,481	1,158,641
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(3,384)
Total consolidated revenues, net			$1,155,257

Less: (b)
Content expenses	413,762	35,005
Marketing, research, and advertising sales expenses	171,469	9,081
Other (c)	177,666	76,807
Segment adjusted operating income	$250,263	$24,588	$274,851

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(1,097)
Unallocated corporate overhead costs (d)			(59,883)
Share-based compensation expenses			(13,800)
Depreciation and amortization			(47,372)
Restructuring and other related charges			(8,318)
Cloud computing amortization			(5,938)
Majority-owned equity investees AOI			(9,777)
Operating income			128,666
Other income (expense):
Interest expense			(85,852)
Interest income			16,620
Gain on extinguishment of debt, net			25,745
Miscellaneous, net			20,707
Income from operations before income taxes			$105,886
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$645,134	$100,453	$745,587
Advertising	289,054	59,047	348,101
Content licensing and other	125,041	3,666	128,707
	1,059,229	163,166	1,222,395
Inter-segment revenues (Content licensing and other) (a)	3,288	2,534	5,822
	$1,062,517	$165,700	1,228,217
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(5,822)
Total consolidated revenues, net			$1,222,395

Less: (b)
Content expenses	407,213	33,509
Marketing, research, and advertising sales expenses	162,585	9,105
Other (c)	175,052	80,421
Segment adjusted operating income	$317,667	$42,665	$360,332

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(670)
Unallocated corporate overhead costs (d)			(57,731)
Share-based compensation expenses			(14,532)
Depreciation and amortization			(52,319)
Impairment and other charges			(96,819)
Restructuring and other related charges			(2,931)
Cloud computing amortization			(6,831)
Majority-owned equity investees AOI			(7,533)
Operating income			120,966
Other income (expense):
Interest expense			(76,057)
Interest income			18,177
Gain on extinguishment of debt, net			247
Miscellaneous, net			(3,697)
Income from operations before income taxes			$59,636
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
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $169.0 million and $150.2 million for the three months ended June 30, 2025 and 2024, respectively, and $326.1 million and $295.3 million for the six months ended June 30, 2025 and 2024, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
United States	$481,821	$487,414	$929,211	$971,507
Europe	81,627	102,875	155,726	180,126
Other	36,576	35,645	70,320	70,762
	$600,024	$625,934	$1,155,257	$1,222,395
One customer within the Domestic Operations segment accounted for approximately 18% of consolidated revenues, net for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, one customer within the Domestic Operations segment accounted for approximately 15% of consolidated revenues.
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2025	December 31, 2024
Property and equipment, net
United States	$117,930	$127,881
Europe	15,317	13,634
Other	1,157	1,521
	$134,404	$143,036

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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2024 Annual Report on Form 10-K (the "2024 Form 10-K"), as filed with the Securities and Exchange Commission, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2025, as well as an analysis of our cash flows for the six months ended June 30, 2025 and 2024. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2025 as compared to December 31, 2024.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2024.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income and adjusted operating income ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$600,024	$625,934	$1,155,257	$1,222,395
Operating Income	$64,469	$10,788	$128,666	$120,966
Adjusted Operating Income	$109,386	$152,807	$213,871	$301,931

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
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 42 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

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

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our condensed consolidated statements of income (loss) notwithstanding that a third-party owns an interest, which may be significant, in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income attributable to noncontrolling interests in our condensed consolidated statements of income (loss).

Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$367,428	$372,180	(1.3)%	$725,503	$745,587	(2.7)%
Advertising	148,609	186,723	(20.4)%	290,465	348,101	(16.6)%
Content licensing and other	83,987	67,031	25.3%	139,289	128,707	8.2%
Total revenues, net	600,024	625,934	(4.1)%	1,155,257	1,222,395	(5.5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	283,876	280,727	1.1%	551,222	552,303	(0.2)%
Selling, general and administrative	221,704	208,176	6.5%	419,679	397,057	5.7%
Depreciation and amortization	26,446	26,493	(0.2)%	47,372	52,319	(9.5)%
Impairment and other charges	—	96,819	n/m	—	96,819	n/m
Restructuring and other related charges	3,529	2,931	20.4%	8,318	2,931	n/m
Total operating expenses	535,555	615,146	(12.9)%	1,026,591	1,101,429	(6.8)%
Operating income	64,469	10,788	n/m	128,666	120,966	6.4%
Other income (expense):
Interest expense	(42,460)	(43,216)	(1.7)%	(85,852)	(76,057)	12.9%
Interest income	8,205	9,292	(11.7)%	16,620	18,177	(8.6)%
Gain on extinguishment of debt, net	25,745	247	n/m	25,745	247	n/m
Miscellaneous, net	12,819	1,493	n/m	20,707	(3,697)	n/m
Total other income (expense)	4,309	(32,184)	n/m	(22,780)	(61,330)	(62.9)%
Income (loss) from operations before income taxes	68,778	(21,396)	n/m	105,886	59,636	77.6%
Income tax expense	(16,072)	(10,893)	47.5%	(31,027)	(34,542)	(10.2)%
Net income (loss) including noncontrolling interests	52,706	(32,289)	n/m	74,859	25,094	n/m
Less: Net (income) loss attributable to noncontrolling interests	(2,417)	3,055	n/m	(6,521)	(8,525)	(23.5)%
Net income (loss) attributable to AMC Networks' stockholders	$50,289	$(29,234)	n/m	$68,338	$16,569	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
Revenues, net
Three months ended June 30, 2025 vs. 2024
Subscription revenues decreased 0.7% in our Domestic Operations segment due to a decline in affiliate revenues primarily due to basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 5.1% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.

Advertising revenues decreased 17.8% in our Domestic Operations segment primarily due to linear ratings declines and lower marketplace pricing, including digital pricing. Advertising revenues decreased 30.7% in our International segment primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024. We expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues increased 26.1% in our Domestic Operations segment primarily due to the sale of our music catalog. We expect content licensing revenues to vary in 2025 based on the timing and availability of our programming to distributors.
Six months ended June 30, 2025 vs. 2024
Subscription revenues decreased 1.8% in our Domestic Operations segment due to a decline in affiliate revenues primarily due to basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 8.6% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.
Advertising revenues decreased 16.3% in our Domestic Operations segment primarily due to linear ratings declines and lower marketplace pricing, including digital pricing. Advertising revenues decreased 17.7% in our International segment primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024.
Content licensing and other revenues increased 7.2% in our Domestic Operations segment primarily due to the sale of our music catalog during the second quarter of 2025, partially offset by the prior year beneficial impact associated with the sale of our rights and interests to Killing Eve in the first quarter of 2024.
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
Three months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased 1.0% in our Domestic Operations segment primarily due to higher participation and residuals costs, partially offset by a decrease in other direct programming costs and program rights amortization. Technical and operating expenses (excluding depreciation and amortization) decreased 0.9% in our International segment primarily due to a decrease in other direct programming costs.
Six months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) decreased 0.9% in our Domestic Operations segment primarily due to a decrease in other direct programming costs and program rights amortization, partially offset by higher participation and residuals costs. Technical and operating expenses (excluding depreciation and amortization) increased 1.8% in our International segment primarily due to higher content expenses, driven by increased program investment.
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
Three months ended June 30, 2025 vs. 2024
Selling, general and administrative expenses increased 10.9% in our Domestic Operations segment primarily due to higher marketing expenses mainly driven by increased paid media spend for AMC+, higher employee related costs, and an increase in legal costs related to outstanding litigation. Selling, general and administrative expenses increased 0.9% in our International segment primarily due to higher selling expenses.

Selling, general and administrative expenses, excluding share-based compensation, also include unallocated executive management and administrative support services, such as executive salaries and benefits costs, costs of maintaining corporate headquarters, facilities and common support functions. Unallocated corporate overhead costs decreased 2.7% to $30.6 million primarily due to lower employee related costs.
Six months ended June 30, 2025 vs. 2024
Selling, general and administrative expenses increased 9.2% in our Domestic Operations segment primarily due to higher marketing expenses mainly driven by increased paid media spend for AMC+, higher employee related costs, and an increase in legal costs related to outstanding litigation. Selling, general and administrative expenses decreased 5.9% in our International segment primarily due to a decrease in corporate overhead costs allocated to AMCNI and lower selling expenses, including commissions.
Unallocated corporate overhead costs increased 3.7% to $59.9 million primarily due to higher employee related costs, including higher bonus and severance expenses.
Impairment and other charges
Three and six months ended June 30, 2025
There were no impairment and other charges for the three and six months ended June 30, 2025.
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
Restructuring and other related charges
Three and six months ended June 30, 2025
Restructuring and other related charges were $3.5 million and $8.3 million for the three and six months ended June 30, 2025, respectively, primarily related to the planned wind-down of a U.K. joint venture in our International segment and a restructuring plan related to our International segment designed to achieve cost reductions and streamline operations in Southern Europe, including channel re-branding and a reduction of workforce.
Three and six months ended June 30, 2024
For the three and six months ended June 30, 2024, restructuring and other related charges of $2.9 million in our Domestic Operations segment primarily consisted of content impairments in connection with We TV shifting to a reduced originals strategy, and severance costs.
Operating income
Three months ended June 30, 2025 vs. 2024
The increase in operating income was primarily attributable to a $96.8 million decrease in impairment and other charges, partially offset by a $25.9 million decrease in revenues, net and a $13.5 million increase in selling, general and administrative costs.
Six months ended June 30, 2025 vs. 2024
The increase in operating income was primarily attributable to a $96.8 million decrease in impairment and other charges, partially offset by a $67.1 million decrease in revenues, net and a $22.6 million increase in selling, general and administrative costs.

Interest expense
Three months ended June 30, 2025 vs. 2024
The decrease in interest expense was primarily due to lower outstanding balances under our Term Loan A Facility and 4.25% Senior Notes due February 2029 (the "Senior Notes"), partially offset by the impact of a full quarter of interest expense for the 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") and 10.25% Senior Secured Notes due 2029 that were issued in June 2024 and April 2024, respectively.
Six months ended June 30, 2025 vs. 2024
The increase in interest expense was primarily due to an increase in average interest rates associated with the April 2024 issuance of the Company's 10.25% Senior Secured Notes due 2029 to refinance the Company's 4.75% Senior Notes due 2025 and the impact of a full year of interest expense for the Convertible Notes that were issued in June 2024, partially offset by the impact of lower outstanding balances under our Term Loan A Facility and the Senior Notes.
Interest income
Three and six months ended June 30, 2025 vs. 2024
The decrease in interest income was primarily attributable to interest received in connection with a one-time retroactive adjustment reported and paid by a third party during the second quarter of 2024, as well as lower interest income recognized in connection with our long-term content licensing receivables.
Gain on extinguishment of debt, net
Three and six months ended June 30, 2025
During the second quarter of 2025, we repurchased $99.1 million principal amount of our outstanding Senior Notes through open market repurchases, at a discount of $26.7 million, and retired the repurchased notes. We recorded a $25.8 million gain which reflects the discount, net of $0.9 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.
Three and six months ended June 30, 2024
In June 2024, we repurchased $15.0 million of our outstanding Senior Notes through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. We recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write-off a portion of the unamortized discount and deferred financing costs associated with the notes.
On April 22, 2024, we completed a cash tender offer (the "2025 Senior Notes Tender Offer") to purchase any and all outstanding 4.75% Senior Notes due 2025 and redeemed all 4.75% Senior Notes due 2025 that remained outstanding after completion of the 2025 Senior Notes Tender Offer at a price of 100.000% of their principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the 2025 Senior Notes Tender Offer and redemption, we recorded a charge of $3.1 million to write-off the remaining unamortized discount and deferred financing costs associated with the 4.75% Senior Notes due 2025.
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
Miscellaneous, net
Three and six months ended June 30, 2025 vs. 2024
The increase in miscellaneous, net was primarily related to the impact of foreign currency fluctuations and the impact of prior year costs incurred in connection with the second quarter 2024 refinancing transactions.

Income tax expense
Three months ended June 30, 2025 vs. 2024
For the three months ended June 30, 2025, income tax expense was $16.1 million on income from operations before income taxes of $68.8 million, representing an effective tax rate of 23%. The variance from the federal statutory rate of 21% primarily consists of state and local income tax expense.
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
Six months ended June 30, 2025 vs. 2024
For the six months ended June 30, 2025, income tax expense was $31.0 million on income from operations before income taxes of $105.9 million, representing an effective tax rate of 29%. Items resulting in variances from the federal statutory rate of 21% primarily consist of state and local income tax expense, tax expense for shortfalls related to share-based compensation, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
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

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$320,359	$322,576	(0.7)%	$633,732	$645,134	(1.8)%
Advertising	122,606	149,200	(17.8)	241,854	289,054	(16.3)
Content licensing and other	83,888	66,515	26.1	137,574	128,329	7.2
Total revenues, net	526,853	538,291	(2.1)	1,013,160	1,062,517	(4.6)
Technical and operating expenses (excluding depreciation and amortization)(a)	250,579	247,989	1.0	482,302	486,559	(0.9)
Selling, general and administrative expenses(b)	154,109	138,990	10.9	290,372	265,824	9.2
Majority-owned equity investees AOI	4,174	4,036	3.4	9,777	7,533	29.8
Segment adjusted operating income	$126,339	$155,348	(18.7)%	$250,263	$317,667	(21.2)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Three months ended June 30, 2025 vs. 2024
Subscription revenues decreased due to a 12.2% decline in affiliate revenues, partially offset by a 12.5% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals. Streaming revenues increased primarily due to the impact of price increases across our services.
Revenues related to the Company's streaming services were $169.0 million and $150.2 million for the three months ended June 30, 2025 and 2024, respectively. Streaming subscribers were 10.4 million at June 30, 2025, an increase of 2% compared to 10.2 million streaming subscribers at March 31, 2025 and June 30, 2024.
Advertising revenues decreased primarily due to linear ratings declines and lower marketplace pricing, including digital pricing.
Content licensing and other revenues increased primarily due to the sale of our music catalog and additional revenues earned in connection with the continued success and production of Silo, a series originally produced by AMC Studios for a third party, partially offset by the impact of timing and availability of deliveries in the period.
Six months ended June 30, 2025 vs. 2024
Subscription revenues decreased due to a 12.1% decline in affiliate revenues, partially offset by a 10.4% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals. Streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $326.1 million and $295.3 million for the six months ended June 30, 2025 and 2024, respectively.
Advertising revenues decreased primarily due to linear ratings declines and lower marketplace pricing, including digital pricing.
Content licensing and other revenues increased primarily due to the sale of our music catalog and additional revenues earned in connection with the continued success and production of Silo, a series originally produced by AMC Studios for a third party, partially offset by the prior year beneficial impact associated with the sale of our rights and interests to Killing Eve in the first quarter of 2024.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher participation and residuals costs, partially offset by a decrease in other direct programming costs and program rights amortization.
Six months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in other direct programming costs and program rights amortization, partially offset by higher participation and residuals costs.
Selling, general and administrative expenses
Three and six months ended June 30, 2025 vs. 2024
Selling, general and administrative expenses increased primarily due to higher marketing expenses mainly driven by increased paid media spend for AMC+, higher employee related costs, and an increase in legal costs related to outstanding litigation.
Segment adjusted operating income
Three and six months ended June 30, 2025 vs. 2024
The decrease in segment adjusted operating income was primarily attributable to the continued revenue headwinds in our linear businesses, partially offset by the favorable impact of selling our music catalog.

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$47,069	$49,604	(5.1)%	$91,771	$100,453	(8.6)%
Advertising	26,003	37,523	(30.7)	48,611	59,047	(17.7)
Content licensing and other	2,463	2,968	(17.0)	5,099	6,200	(17.8)
Total revenues, net	75,535	90,095	(16.2)	145,481	165,700	(12.2)
Technical and operating expenses (excluding depreciation and amortization)	32,777	33,061	(0.9)	67,902	66,699	1.8
Selling, general and administrative expenses(a)	28,021	27,769	0.9	52,991	56,336	(5.9)
Segment adjusted operating income	$14,737	$29,265	(49.6)%	$24,588	$42,665	(42.4)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues, net
Three months ended June 30, 2025 vs. 2024
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024 partially offset by the favorable impact of foreign currency translation.
Advertising revenues decreased primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024 and lower digital and advanced advertising revenue in the U.K., partially offset by the impact of higher pricing in the U.K. linear advertising market and the favorable impact of foreign currency translation.
Six months ended June 30, 2025 vs. 2024
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.

Advertising revenues decreased primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024 and lower digital and advanced advertising revenue in the U.K., partially offset by the impact of higher pricing in the U.K. linear advertising market and the favorable impact of foreign currency translation.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in other direct programming costs.
Six months ended June 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased due to higher content expenses, primarily driven by increased program investment.
Selling, general and administrative expenses
Three months ended June 30, 2025 vs. 2024
Selling, general and administrative expenses increased primarily due to higher selling expenses.
Six months ended June 30, 2025 vs. 2024
Selling, general and administrative expenses decreased primarily due to a decrease in corporate overhead costs allocated to AMCNI and lower selling expenses, including commissions.
Segment adjusted operating income
Three and six months ended June 30, 2025 vs. 2024
The decrease in segment adjusted operating income was primarily due to the recognition of a retroactive adjustment reported and paid by a third party for $13.4 million in the second quarter of 2024 and the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
As of June 30, 2025, our cash and cash equivalents balance of $866.4 million included approximately $139.2 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and we do not expect to incur any significant, additional taxes related to the remaining balance.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our Revolving Credit Facility and, subject to market conditions, access to capital and credit markets. The Revolving Credit Facility was not drawn upon at June 30, 2025. The total undrawn revolver commitment is available to be drawn for our general corporate purposes. Although we currently believe that amounts available under our Revolving Credit Facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets.
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

We are currently evaluating our liquidity profile in connection with our consideration of our funding and investment needs. Depending on market conditions, we may purchase, redeem, prepay, refinance, amend, exchange, extend or otherwise retire any amount of our outstanding indebtedness at any time and from time to time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise. We may not proceed with any of such transactions in light of market conditions or other relevant factors and, if we do proceed, the terms of any such transaction would be subject to market and other conditions.
Our Credit Agreement generally requires us and our restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. As of June 30, 2025, the total net leverage ratio was approximately 4.45:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for us and our restricted subsidiaries on a consolidated basis until September 30, 2026, after which the minimum interest coverage ratio changes to 2.25:1.00. As of June 30, 2025, the interest coverage ratio was approximately 2.46:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.
We were in compliance with all of our debt covenants as of June 30, 2025.
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
During the second quarter of 2025, we repurchased $99.1 million principal amount of our Senior Notes through open market repurchases, at a discount of $26.7 million, and retired the repurchased notes. Additionally, in May 2025, we voluntarily prepaid $20.0 million of borrowings under the Term Loan A Facility (non-extended).
On July 3, 2025, we issued $400 million aggregate principal amount of 10.500% Senior Secured Notes due 2032 (the “2032 Secured Notes”). We received net proceeds of $394.5 million, after deducting initial purchaser discounts. The 2032 Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement. The proceeds were used to facilitate the completion of a cash tender offer on July 17, 2025 to purchase $600.0 million of our Senior Notes, at a discount of $111.0 million, and to voluntary prepay the remaining $70.0 million of borrowings under the Term Loan A (non-extended) on July 3, 2025 with the proceeds from the issuance of the 2032 Secured Notes and cash-on-hand.
On July 4, 2025, the “One Big Beautiful Bill” act was signed into law and, while we are still evaluating the impacts of this legislation, we expect it to result in additional cash tax savings for the year ending December 31, 2025.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the three and six months ended June 30, 2025, the Company repurchased 1.6 million shares of its Class A Common Stock at an average purchase price of $6.48 per share. As of June 30, 2025, the Company had $124.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$211,596	$255,272
Net cash used in investing activities	(22,360)	(12,022)
Net cash used in financing activities	(126,230)	(5,922)
Net increase in cash and cash equivalents from operations	$63,006	$237,328
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 amounted to $211.6 million and $255.3 million, respectively.

For the six months ended June 30, 2025, net cash provided by operating activities primarily resulted from $510.7 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $331.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $32.4 million.
For the six months ended June 30, 2024, net cash provided by operating activities primarily resulted from $615.6 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $435.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $75.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 amounted to $22.4 million and $12.0 million, respectively, and primarily consisted of capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 and 2024 amounted to $126.2 million and $5.9 million, respectively.
For the six months ended June 30, 2025, net cash used in financing activities primarily related to open-market repurchases of our Senior Notes of $72.4 million, principal payments on the Term Loan A Facility of $36.3 million and the purchase of treasury stock for $10.3 million.
For the six months ended June 30, 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions and the Convertible Notes issuance as well as distributions to noncontrolling interests of $16.5 million.
Contractual Obligations
As of June 30, 2025, our contractual obligations not reflected on the condensed consolidated balance sheets decreased $79.8 million, as compared to December 31, 2024, to $515.5 million. The decrease was primarily related to payments for program rights and third-party service contracts.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of June 30, 2025 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of June 30, 2025 included $875.0 million of 10.25% Senior Secured Notes due 2029, $885.9 million of 4.25% Senior Notes due 2029, and $143.8 million of 4.25% Convertible Senior Notes due 2029 (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$890,226	$—	$875,842
Operating expenses	—	764,865	—	718,568
Operating income	$—	$125,361	$—	$157,274
Income before income taxes	$92,949	$156,500	$41,117	$125,128
Net income	68,338	152,838	16,569	118,673

Balance Sheet	June 30, 2025		December 31, 2024
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$92,613	$4,483	$82,342
Current assets	8,813	1,435,157	31,727	1,386,554
Non-current assets	3,452,459	2,730,843	3,467,276	2,718,427

Liabilities and equity:
Amounts due to subsidiaries	$77,361	$4,411	$80,983	$733
Current liabilities	236,859	527,558	168,903	473,418
Non-current liabilities	2,252,721	245,333	2,474,505	228,778

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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating income	$64,469	$10,788	$128,666	$120,966
Share-based compensation expenses	8,043	8,457	13,800	14,532
Depreciation and amortization	26,446	26,493	47,372	52,319
Restructuring and other related charges	3,529	2,931	8,318	2,931
Impairment and other charges	—	96,819	—	96,819
Cloud computing amortization	2,725	3,283	5,938	6,831
Majority owned equity investees AOI	4,174	4,036	9,777	7,533
Adjusted operating income	$109,386	$152,807	$213,871	$301,931
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$211,596	$255,272
Less: capital expenditures	(21,670)	(15,958)
Free cash flow	$189,926	$239,314

Supplemental Cash Flow Information	Six Months Ended June 30,
(In thousands)	2025	2024
Restructuring initiatives	$(7,920)	$(8,103)
Distributions to noncontrolling interests	—	(16,520)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2025, the carrying value of our fixed rate debt of $1.88 billion was more than its fair value of $1.74 billion by $145.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2025 would increase the estimated fair value of our fixed rate debt by $5.9 million.
Managing our Interest Rate Risk
As of June 30, 2025, we had $2.2 billion of debt outstanding (excluding finance leases), of which $329.4 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2025 would increase our annual interest expense by $3.3 million. The interest rate paid on approximately 85% of our debt (excluding finance leases) as of June 30, 2025 is fixed.
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
The Company recognized gains of $12.9 million and $16.7 million for the three and six months ended June 30, 2025, respectively, and losses of $1.2 million and $3.9 million for the three and six months ended June 30, 2024, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income (loss).
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2025, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to shares of common stock that we repurchased during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2025 to April 30, 2025	—	$—	—	$135,254,803
May 1, 2025 to May 31, 2025	1,194,254	$6.42	1,194,254	$127,583,878
June 1, 2025 to June 30, 2025	400,000	$6.65	400,000	$124,925,858
Total	1,594,254		1,594,254
_____________
(1) The Company's Board of Directors has authorized a $1.5 billion Stock Repurchase Program. The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time.

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025).

3.1	Articles of Incorporation of AMC Networks Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025).

3.2	Bylaws of AMC Networks Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 6, 2025).

10.1
Indenture, dated as of July 3, 2025, among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

10.2	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan.

22	Guarantor Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMC Networks Inc.

Date:	August 8, 2025	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	August 8, 2025	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer