Form 10-Q
period 2025-09-30
AMC Networks Inc.
filed 2025-11-07
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 31, 2025:

Class A Common Stock par value $0.01 per share	32,042,361
Class B Common Stock par value $0.01 per share	11,484,408

AMC NETWORKS INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$716,838	$784,649
Accounts receivable, trade (less allowance for doubtful accounts of $9,987 and $9,468)	571,613	623,898
Prepaid expenses and other current assets	228,712	262,257
Total current assets	1,517,163	1,670,804
Property and equipment, net of accumulated depreciation of $414,817 and $458,396	123,602	143,036
Program rights, net	1,731,418	1,713,952
Intangible assets, net	196,780	216,478
Goodwill	260,015	246,304
Deferred tax assets, net	18,592	13,183
Operating lease right-of-use assets	46,065	58,390
Other assets	315,759	300,074
Total assets	$4,209,394	$4,362,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$88,549	$88,570
Accrued liabilities	281,641	290,718
Current portion of program rights obligations	229,782	221,603
Deferred revenue	74,495	61,838
Current portion of long-term debt	7,500	7,500
Current portion of lease obligations	33,793	32,439
Total current liabilities	715,760	702,668
Program rights obligations	207,810	144,476
Long-term debt, net	1,911,213	2,328,719
Lease obligations	42,855	64,581
Deferred tax liabilities, net	146,274	121,302
Other liabilities	41,837	60,334
Total liabilities	3,065,749	3,422,080
Commitments and contingencies
Redeemable noncontrolling interests	60,389	55,881
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 31,971 and 32,636 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	438,924	437,860
Accumulated earnings	2,231,593	2,092,229
Treasury stock, at cost (34,759 and 34,094 shares Class A Common Stock, respectively)	(1,399,122)	(1,408,307)
Accumulated other comprehensive loss	(219,321)	(266,969)
Total AMC Networks stockholders' equity	1,052,856	855,595
Non-redeemable noncontrolling interests	30,400	28,665
Total stockholders' equity	1,083,256	884,260
Total liabilities and stockholders' equity	$4,209,394	$4,362,221
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$561,741	$599,614	$1,716,998	$1,822,009
Operating expenses:
Technical and operating (excluding depreciation and amortization)	291,075	287,746	842,297	840,049
Selling, general and administrative	189,291	191,622	608,970	588,679
Depreciation and amortization	21,378	23,097	68,750	75,416
Impairment and other charges	—	—	—	96,819
Restructuring and other related charges	4,479	3,496	12,797	6,427
Total operating expenses	506,223	505,961	1,532,814	1,607,390
Operating income	55,518	93,653	184,184	214,619
Other income (expense):
Interest expense	(44,574)	(45,123)	(130,426)	(121,180)
Interest income	6,113	9,303	22,733	27,480
Gain (loss) on extinguishment of debt, net	105,316	(352)	131,061	(105)
Miscellaneous, net	473	8,850	21,180	5,153
Total other income (expense)	67,328	(27,322)	44,548	(88,652)
Income from operations before income taxes	122,846	66,331	228,732	125,967
Income tax expense	(42,765)	(19,891)	(73,792)	(54,433)
Net income including noncontrolling interests	80,081	46,440	154,940	71,534
Less: Net income attributable to noncontrolling interests	(3,552)	(5,058)	(10,073)	(13,583)
Net income attributable to AMC Networks' stockholders	$76,529	$41,382	$144,867	$57,951

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.73	$0.93	$3.25	$1.31
Diluted	$1.38	$0.76	$2.63	$1.21

Weighted average common shares:
Basic	44,136	44,607	44,606	44,381
Diluted	56,275	56,149	56,412	49,038
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income including noncontrolling interests	$80,081	$46,440	$154,940	$71,534
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,929)	20,563	50,381	4,997
Comprehensive income	78,152	67,003	205,321	76,531
Less: Comprehensive income attributable to noncontrolling interests	(3,015)	(6,655)	(12,806)	(14,903)
Comprehensive income attributable to AMC Networks' stockholders	$75,137	$60,348	$192,515	$61,628
See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707
Net income attributable to AMC Networks’ stockholders	—	—	—	76,529	—	—	76,529	—	76,529
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,193	2,193
Distribution to noncontrolling member	—	—	—	—	—	—	—	(7,271)	(7,271)
Other comprehensive income (loss)	—	—	—	—	—	(1,392)	(1,392)	(537)	(1,929)
Share-based compensation expenses	—	—	6,027	—	—	—	6,027	—	6,027
Common stock issued under employee stock plans	—	—	(477)	—	477	—	—	—	—
Balance, September 30, 2025	$667	$115	$438,924	$2,231,593	$(1,399,122)	$(219,321)	$1,052,856	$30,400	$1,083,256

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2024	$667	$115	$374,353	$2,335,526	$(1,408,832)	$(248,120)	$1,053,709	$28,383	$1,082,092
Net loss attributable to AMC Networks’ stockholders	—	—	—	41,382	—	—	41,382	—	41,382
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,245	1,245
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(2,784)	—	—	—	(2,784)	—	(2,784)
Other comprehensive income (loss)	—	—	—	—	—	18,966	18,966	1,597	20,563
Share-based compensation expenses	—	—	5,776	—	—	—	5,776	—	5,776
Balance, September 30, 2024	$667	$115	$377,345	$2,376,908	$(1,408,832)	$(229,154)	$1,117,049	$31,225	$1,148,274

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Networks’ stockholders	—	—	—	144,867	—	—	144,867	—	144,867
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	6,273	6,273
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(708)	—	—	—	(708)	—	(708)
Distributions to noncontrolling member	—	—	—	—	—	—	—	(7,271)	(7,271)
Other comprehensive income (loss)	—	—	—	—	—	47,648	47,648	2,733	50,381
Share-based compensation expenses	—	—	19,827	—	—	—	19,827	—	19,827
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Common stock issued under employee stock plans	—	—	(14,011)	(5,503)	19,514	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,044)	—	—	—	(4,044)	—	(4,044)
Balance, September 30, 2025	$667	$115	$438,924	$2,231,593	$(1,399,122)	$(219,321)	$1,052,856	$30,400	$1,083,256

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2023	$667	$115	$378,877	$2,321,105	$(1,419,882)	$(232,831)	$1,048,051	$25,895	$1,073,946
Net income attributable to AMC Networks’ stockholders	—	—	—	57,951	—	—	57,951	—	57,951
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	10,203	10,203
Distributions to noncontrolling member	—	—	—	—	—	—	—	(6,193)	(6,193)
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(8,312)	—	—	—	(8,312)	—	(8,312)
Other comprehensive income (loss)	—	—	—	—	—	3,677	3,677	1,320	4,997
Share-based compensation expenses	—	—	20,308	—	—	—	20,308	—	20,308
Common stock issued under employee stock plans	—	—	(8,902)	(2,148)	11,050	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, September 30, 2024	$667	$115	$377,345	$2,376,908	$(1,408,832)	$(229,154)	$1,117,049	$31,225	$1,148,274

See accompanying notes to condensed consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income including noncontrolling interests	$154,940	$71,534
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	68,750	75,416
Non-cash impairment and other charges	—	96,819
Share-based compensation expenses related to equity classified awards	19,827	20,308
Non-cash restructuring and other related charges	5,320	1,641
Amortization and write-off of program rights	625,870	641,706
Amortization of deferred carriage fees	18,210	18,362
Unrealized foreign currency transaction gain	(11,650)	(5,311)
Amortization of deferred financing costs and discounts on indebtedness	5,611	5,375
(Gain) loss on extinguishment of debt, net	(131,061)	105
Deferred income taxes	20,587	(9,857)
Other, net	(7,531)	(667)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	58,753	18,012
Prepaid expenses and other assets	41,461	184,066
Program rights and obligations, net	(569,241)	(691,545)
Deferred revenue	13,505	2,847
Accounts payable, accrued liabilities and other liabilities	(56,927)	(111,304)
Net cash provided by operating activities	256,424	317,507
Cash flows from investing activities:
Capital expenditures	(24,502)	(24,252)
Other investing activities, net	(8)	4,085
Net cash used in investing activities	(24,510)	(20,167)
Cash flows from financing activities:
Proceeds from the issuance of 10.50% Senior Secured Notes due 2032, net	394,500	—
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	—	862,969
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	—	139,437
Tender and redemption of 4.75% Senior Notes due 2025	—	(774,729)
Principal payments on Term Loan A Facility	(114,375)	(233,750)
Tender and repurchase of 4.25% Senior Notes due 2029	(569,078)	(10,129)
Payments for financing costs	(3,094)	(10,450)
Deemed repurchases of restricted stock units	(4,044)	(4,626)
Purchase of treasury stock	(10,329)	—
Principal payments on finance lease obligations	(3,542)	(3,461)
Distributions to noncontrolling interests	(7,271)	(18,000)
Net cash used in financing activities	(317,233)	(52,739)
Net increase (decrease) in cash and cash equivalents from operations	(85,319)	244,601
Effect of exchange rate changes on cash and cash equivalents	17,508	1,200
Cash and cash equivalents at beginning of period	784,649	570,576
Cash and cash equivalents at end of period	$716,838	$816,377
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
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the capitalization of costs to develop software for internal use by eliminating the consideration of software development project stages. Instead, costs will be capitalized when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform its intended function. The new guidance is effective January 1, 2028 and can be applied prospectively, retrospectively, or with a modified prospective approach. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
In July 2025, the FASB issued guidance that provides a practical expedient for estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. Under the new standard, in lieu of developing forecasts of future economic conditions, entities can elect a practical expedient that assumes the current conditions as of the balance sheet date remain consistent for the remaining life of the asset. The new guidance is effective January 1, 2026 and is to be applied prospectively, with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In November 2024, the FASB issued guidance that is intended to provide investors more detailed disclosures around specific types of expenses in the notes to the financial statements for interim and annual reporting periods. The Company will incorporate the required disclosure updates for the 2027 annual financial statements, and is currently assessing whether to apply the updates prospectively or retrospectively.
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
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2025, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about accounts receivable and contract liabilities from contracts with customers.

(In thousands)	September 30, 2025	December 31, 2024
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$599,375	$674,631
Contract liabilities, short-term (Deferred revenue)	74,495	61,838
Revenue recognized for the nine months ended September 30, 2025 and 2024 relating to the contract liabilities at December 31, 2024 and 2023 was $39.6 million and $46.5 million, respectively.
During the second quarter of 2024, we recognized revenues of $13.4 million for a one-time retroactive adjustment reported and paid by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of September 30, 2025, the Company had not yet sold any customer receivables under this agreement.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to AMC Networks' stockholders used for basic net income per share	$76,529	$41,382	$144,867	$57,951
Add: Convertible Notes interest expense, net of tax	1,146	1,144	3,437	1,260
Net income attributable to AMC Networks' stockholders used for diluted net income per share	$77,675	$42,526	$148,304	$59,211

Basic weighted average common shares outstanding	44,136	44,607	44,606	44,381
Effect of dilution:
Restricted stock units	854	257	521	456
Convertible Notes	11,285	11,285	11,285	4,201
Diluted weighted average common shares outstanding	56,275	56,149	56,412	49,038

Net income per share attributable to AMC Networks' stockholders:
Basic	$1.73	$0.93	$3.25	$1.31
Diluted	$1.38	$0.76	$2.63	$1.21
For the three and nine months ended September 30, 2025, no restricted stock units ("RSUs") have been excluded from the diluted weighted average common shares outstanding due to their impact being antidilutive.
For the three and nine months ended September 30, 2024, 2.8 million of RSUs have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. During the second quarter of 2025, the Company repurchased 1.6 million shares of its Class A Common Stock at an average purchase price of $6.48 per share. As of September 30, 2025, the Company had $124.9 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $4.5 million for the three months ended September 30, 2025. During the third quarter of 2025, we expanded our restructuring plan related to the International segment and implemented a voluntary buyout program for employees in Argentina designed to achieve cost reductions and streamline operations in response to challenging industry conditions. Additionally, during the third quarter of 2025, we implemented organizational changes in our Domestic Operations segment designed to create an enhanced offering that is intended to maximize the potential of our We TV and ALLBLK brands. Additional restructuring charges were incurred in connection with the wind-down of a U.K. joint venture in our International segment.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Restructuring and other related charges were $12.8 million for the nine months ended September 30, 2025, primarily related to our multi-faceted restructuring plan in our International segment ("AMCNI Plan") designed to achieve cost reductions and streamline operations including channel re-branding and a reduction of workforce in Southern Europe, the wind-down of a U.K. joint venture, and a voluntary buyout program for employees in Argentina. The Company will incur additional restructuring charges in connection with the AMCNI Plan, which is expected to be substantially completed in the first half of 2026.
In October 2025, the Company announced a voluntary buyout program for U.S. employees, which is expected to result in modifications to the organizational structure of the Company and reduced employee costs. The Company expects to recognize approximately $15.0 - $20.0 million of severance charges during the fourth quarter of 2025 in connection with the employees who participate in the program.
Restructuring and other related charges were $3.5 million for the three months ended September 30, 2024, consisting primarily of severance and employee-related costs, and $6.4 million for the nine months ended September 30, 2024, consisting primarily of severance and employee-related costs, as well as content impairments in connection with We TV shifting to a reduced originals strategy.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Domestic Operations	$1,609	$3,454	$(812)	$6,385
International	2,870	—	13,609	—
Corporate / Inter-segment eliminations	—	42	—	42
Total restructuring and other related charges	$4,479	$3,496	$12,797	$6,427
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2024	$4,884	$1,337	$6,221
Charges	7,852	4,945	12,797
Cash payments	(10,292)	(792)	(11,084)
Non-cash content impairment adjustments	—	(5,320)	(5,320)
Other	(65)	1,642	1,577
Balance at September 30, 2025	$2,379	$1,812	$4,191
Accrued restructuring and other related costs of $4.2 million and $6.2 million are included in Accrued liabilities in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$41,651	$618,007	$659,658
In-production and in-development	—	268,845	268,845
Total owned original program rights, net	$41,651	$886,852	$928,503

Licensed program rights, net:
Licensed film and acquired series	$73	$601,285	$601,358
Licensed originals	—	139,769	139,769
Advances and other production costs	—	71,656	71,656
Total licensed program rights, net	73	812,710	812,783
Program rights, net	$41,724	$1,699,562	$1,741,286

Current portion of program rights, net			$9,868
Program rights, net (long-term)			1,731,418
			$1,741,286

	December 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$65,129	$647,632	$712,761
In-production and in-development	—	222,660	222,660
Total owned original program rights, net	$65,129	$870,292	$935,421

Licensed program rights, net:
Licensed film and acquired series	$261	$543,396	$543,657
Licensed originals	—	147,245	147,245
Advances and other production costs	—	90,318	90,318
Total licensed program rights, net	261	780,959	781,220
Program rights, net	$65,390	$1,651,251	$1,716,641

Current portion of program rights, net			$2,689
Program rights, net (long-term)			1,713,952
			$1,716,641

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of program rights (including write-offs) included in Technical and operating expenses in the condensed consolidated statements of income, is as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$7,515	$90,334	$97,849	$23,053	$268,767	$291,820
Licensed program rights	46	118,344	118,390	188	333,862	334,050
	$7,561	$208,678	$216,239	$23,241	$602,629	$625,870

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total

Owned original program rights	$20,707	$77,289	$97,996	$62,872	$215,959	$278,831
Licensed program rights	148	128,846	128,994	1,980	360,895	362,875
	$20,855	$206,135	$226,990	$64,852	$576,854	$641,706
There were no significant program rights write-offs included in technical and operating expenses for the three and nine months ended September 30, 2025 or 2024.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of September 30, 2025 consisted of $163.2 million recorded in Prepaid expenses and other current assets and $83.5 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2024 consisted of $182.0 million recorded in Prepaid expenses and other current assets and $42.4 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $88.8 million and $81.8 million at September 30, 2025 and December 31, 2024, respectively. Investments in non-marketable equity securities were $44.6 million and $43.9 million at September 30, 2025 and December 31, 2024, respectively.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2024	$80,038	$166,266	$246,304
Foreign currency translation	—	13,711	13,711
September 30, 2025	$80,038	$179,977	$260,015
As of September 30, 2025 and December 31, 2024, accumulated impairment charges totaled $556.2 million.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2025
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$628,822	$(491,853)	$136,969	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	91,888	(51,977)	39,911	3 to 20 years
Total amortizable intangible assets	766,992	(590,112)	176,880
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$786,892	$(590,112)	$196,780

(In thousands)	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Affiliate and customer relationships	$610,048	$(456,052)	$153,996
Advertiser relationships	46,282	(46,282)	—
Trade names and other amortizable intangible assets	88,751	(46,169)	42,582
Total amortizable intangible assets	745,081	(548,503)	196,578
Indefinite-lived intangible assets:
Trademarks	19,900	—	19,900
Total intangible assets	$764,981	$(548,503)	$216,478
Aggregate amortization expense for amortizable intangible assets for the three months ended September 30, 2025 and 2024 was $7.6 million and $7.9 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $23.4 million and $26.1 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2025	$31,222
2026	30,374
2027	25,399
2028	23,220
2029	19,893

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Employee related costs	$73,202	$79,873
Participations and residuals	135,611	118,101
Interest	31,590	60,485
Other accrued expenses	41,238	32,259
Total accrued liabilities	$281,641	$290,718

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	September 30, 2025	December 31, 2024
Senior Secured Credit Facility: (a)
Term Loan A Facility	$251,250	$365,625
Senior Notes:
10.25% Senior Secured Notes due January 2029	875,000	875,000
4.25% Senior Notes due February 2029	276,706	985,010
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	400,000	—
Total long-term debt	1,946,706	2,369,385
Unamortized discount	(20,793)	(25,014)
Unamortized deferred financing costs	(7,200)	(8,152)
Long-term debt, net	1,918,713	2,336,219
Current portion of long-term debt	7,500	7,500
Noncurrent portion of long-term debt	$1,911,213	$2,328,719
(a)Represents the aggregate principal amount of the debt, with the Term Loan A (extended) of $251.3 million and commitments under our undrawn $175.0 million revolving credit facility. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Senior Secured Credit Facility
During the nine months ended September 30, 2025, the Company voluntarily prepaid the remaining $90.0 million of borrowings under the Term Loan A Facility (non-extended), $20.0 million of which was paid in May 2025 and the remaining $70.0 million of which was paid in July 2025. In connection with the voluntary prepayments, the Company recorded a charge of $0.4 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Term Loan A Facility (non-extended), which is included in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income. During the nine months ended September 30, 2025, the Company made quarterly payments of the principal amount of the Term Loan A Facility (extended) totaling $24.4 million.
AMC Networks' credit agreement (as amended, the "Credit Agreement") generally requires AMC Networks Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio, which prior to Amendment No. 5 described below, was 2.00:1.00 for AMC Networks Inc. and its restricted subsidiaries on a consolidated basis. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties. AMC Networks was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2025.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
On October 29, 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. The Company continues to maintain $175.0 million of commitments under the revolving credit facility. Pursuant to Amendment No. 5, the maturity date of $111.8 million of such commitments was extended to the earlier of (i) October 29, 2030 and (ii) the date that is 90 days prior to the maturity date of any capital markets indebtedness of AMC Networks Inc. with an aggregate outstanding principal amount exceeding $50.0 million. The remaining $63.2 million of commitments under the revolving credit facility retained their existing maturity date of April 9, 2028.
Additionally, the Company repurchased and permanently retired term loans held by certain lenders that consented to the maturity extension noted above, in an aggregate principal amount equal to $165.7 million, at a price equal to the principal amount thereof plus accrued and unpaid interest. The remaining $85.6 million principal amount retained their existing maturity date of April 9, 2028.
Amendment No. 5 also includes certain other modifications to covenants and other provisions of the Credit Agreement, including a reduction in the minimum interest coverage ratio from 2.00:1.00 to 1.50:1.00, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028.
4.25% Senior Notes due 2029
Utilizing proceeds from the July 3, 2025 offering of 2032 Secured Notes described below and cash-on-hand, the Company completed a cash tender offer on July 17, 2025 to purchase $600.0 million of its 4.25% Senior Notes due 2029 ("Senior Notes") at a discount of $111.0 million, and retired the notes tendered. The Company recorded a $105.8 million gain which reflects the discount, net of $5.2 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes, and is included in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income.
Additionally, during the second and third quarters of 2025, the Company repurchased $99.1 million and $9.2 million principal amount, respectively, of its Senior Notes through open market repurchases, at discounts of $26.7 million and $1.5 million, respectively, and retired the repurchased Senior Notes. The Company recorded gains of $25.8 million and $1.4 million, respectively, which reflects the discounts, net of $0.9 million and $0.1 million, respectively, to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes, and is included in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income.
2032 Secured Notes Offering
On July 3, 2025, AMC Networks completed an offering of $400.0 million aggregate principal amount of its 10.500% Senior Secured Notes due 2032 (the “2032 Secured Notes”). AMC Networks received net proceeds of $394.5 million, after deducting initial purchaser discounts. The 2032 Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement (the "Guarantors").
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
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$46,065	$58,390
Finance	Property and equipment, net	10,568	11,695
Total lease assets		$56,633	$70,085
Liabilities
Current:
Operating	Current portion of lease obligations	$30,469	$27,798
Finance	Current portion of lease obligations	3,324	4,641
		$33,793	$32,439
Noncurrent:
Operating	Lease obligations	$31,856	$51,929
Finance	Lease obligations	10,999	12,652
		$42,855	$64,581

Total lease liabilities		$76,648	$97,020

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
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2025:
Assets
Cash equivalents	$126,154	$—	$—	$126,154
Foreign currency derivatives	—	8,067	—	8,067
Liabilities
Foreign currency derivatives	—	6,572	—	6,572

At December 31, 2024:
Assets
Cash equivalents	$250,841	$—	$—	$250,841
Foreign currency derivatives	—	4,889	—	4,889
Liabilities
Foreign currency derivatives	—	2,330	—	2,330
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$247,159	$251,250
10.25% Senior Secured Notes due 2029	863,739	922,031
4.25% Senior Notes due 2029	274,475	240,734
4.25% Convertible Senior Notes due 2029	140,133	134,842
10.50% Senior Secured Notes due 2032	393,207	422,860
	$1,918,713	$1,971,717

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$359,660	$356,934
10.25% Senior Secured Notes due 2029	861,683	927,500
4.25% Senior Notes due 2029	975,466	772,002
4.25% Convertible Senior Notes due 2029	139,410	142,313
	$2,336,219	$2,198,749
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$2,359	$944
Foreign currency derivatives	Other assets	5,708	3,945
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,952	$945
Foreign currency derivatives	Other liabilities	4,620	1,385
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency derivatives	Miscellaneous, net	$1,512	$473	$(968)	$(318)

Note 13. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law which included a broad range of tax reform provisions impacting companies. The applicable impacts of the OBBBA are reflected in the Company’s operating results for the three and nine months ended September 30, 2025, including a $35.7 million deferred tax expense impact, mostly offset by a current tax benefit, resulting from the re-measurement of the Company's deferred tax assets and liabilities.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
For the three and nine months ended September 30, 2025, income tax expense was $42.8 million on income from operations before income taxes of $122.8 million, and $73.8 million on income from operations before income taxes of $228.7 million, respectively, representing an effective rate of 35% and 32%, respectively. Items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2025 primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions and (v) tax expense related to the OBBBA discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.
For the three and nine months ended September 30, 2024, income tax expense was $19.9 million on income from operations before income taxes of $66.3 million, and $54.4 million on income from operations before income taxes of $126.0 million, respectively, representing an effective tax rate of 30% and 43%, respectively. The effective tax rate for the nine months ended September 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2024 primarily consisted of (i) state and local income tax expense, (ii) tax expense from foreign operations, (iii) tax expense for an increase in the valuation allowance for foreign taxes and (iv) tax expense related to non-deductible compensation.
At September 30, 2025, the Company had foreign tax credit carryforwards of approximately $53.2 million, expiring on various dates from 2025 through 2035. These carryforwards have been reduced to zero by a valuation allowance of $53.2 million as it is more likely than not that these carryforwards will not be realized.
As of September 30, 2025, the Company’s cash and cash equivalents balance of $716.8 million included approximately $146.0 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of September 30, 2025, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2025.

Note 14. Commitments and Contingencies
Commitments
As of September 30, 2025, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets decreased $44.6 million, as compared to December 31, 2024, to $550.7 million. The decrease was primarily related to payments for program rights and third-party service contracts.
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 16, 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. The Plaintiffs also brought a cause of action to enjoin an arbitration the Company commenced in May 2022 concerning the same dispute. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On January 13, 2023, the Company filed a motion to dismiss the MFN Litigation and informed the court that the Company had withdrawn the arbitration Plaintiffs sought to enjoin. On March 25, 2024, the Court issued a ruling denying the Company’s motion to dismiss. On February 25, 2025, the Plaintiffs filed an amended complaint adding two claims for the alleged breach of the MFN provisions of their contracts based on certain agreements the Company entered into with another profit participant and a claim for breach of the implied covenant of good faith and fair dealing. On March 14, 2025, the Company filed its answer to the amended complaint. On November 5, 2025, the Company filed a motion for summary judgment seeking dismissal of all the claims in the MFN Litigation. The Plaintiffs’ opposition to the Company’s motion is due to be filed on November 26, 2025 and the Company’s reply is due to be filed on December 10, 2025. The parties are also completing limited remaining expert and fact discovery. As a result of a Court order extending the case deadlines, the trial for this matter, previously scheduled for March 26, 2026, has been rescheduled to April 21, 2026. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
No RSUs vested for employees during the three months ended September 30, 2025. During the nine months ended September 30, 2025, 1,397,031 RSUs previously issued to employees of the Company vested. On the vesting date, 566,095 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations and 830,936 shares of AMC Networks' Class A Common Stock were issued. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the nine months ended September 30, 2025 had an aggregate value of $4.0 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Share-based compensation expense for the three months ended September 30, 2025 and 2024 was $6.0 million and $5.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $19.8 million and $20.3 million, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income as part of Selling, general and administrative expenses.
As of September 30, 2025, there was $25.6 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.0 years.

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
The following tables summarize activity related to redeemable noncontrolling interests for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Three Months Ended September 30, 2025
June 30, 2025	$59,030
Net earnings	1,359
September 30, 2025	$60,389

(In thousands)	Three Months Ended September 30, 2024
June 30, 2024	$180,065
Net earnings	3,813
Distributions	(1,480)
Adjustment to redemption fair value	2,784
September 30, 2024	$185,182

(In thousands)	Nine Months Ended September 30, 2025
December 31, 2024	$55,881
Net earnings	3,800
Adjustment to redemption fair value	708
September 30, 2025	$60,389

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2024
December 31, 2023	$185,297
Net earnings	3,380
Distributions	(11,807)
Adjustment to redemption fair value	8,312
September 30, 2024	$185,182

Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. On September 2, 2025, the Company entered into a consulting agreement with MSG Networks Inc. (“MSG Networks”) to provide certain advisory services to MSG Networks. Revenues, net from related parties amounted to $1.2 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $3.6 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. Amounts charged to the Company, included in Selling, general and administrative expenses, pursuant to transactions with its related parties amounted to $0.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Non-Cash Investing and Financing Activities:
Operating lease additions	$3,719	$8,269
Capital expenditures incurred but not yet paid	1,460	1,651
Supplemental Data:
Cash interest paid	153,620	121,419
Income tax payments, net	21,923	9,970

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$316,243	$48,087	$364,330
Advertising	110,033	25,898	135,931
Content licensing and other	59,148	2,332	61,480
	485,424	76,317	561,741
Inter-segment revenues (Content licensing and other) (a)	299	827	1,126
	$485,723	$77,144	562,867
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(1,126)
Total consolidated revenues, net			$561,741

Less: (b)
Content expenses	216,232	18,210
Marketing, research, and advertising sales expenses	63,779	5,881
Other (c)	93,489	41,130
Segment adjusted operating income	$112,223	$11,923	$124,146

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			198
Unallocated corporate overhead costs (d)			(29,898)
Share-based compensation expenses			(6,027)
Depreciation and amortization			(21,378)
Restructuring and other related charges			(4,479)
Cloud computing amortization			(2,405)
Majority-owned equity investees AOI			(4,639)
Operating income			55,518
Other income (expense):
Interest expense			(44,574)
Interest income			6,113
Gain on extinguishment of debt, net			105,316
Miscellaneous, net			473
Income from operations before income taxes			$122,846
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$316,002	$48,510	$364,512
Advertising	133,139	22,454	155,593
Content licensing and other	77,365	2,144	79,509
	526,506	73,108	599,614
Inter-segment revenues (Content licensing and other) (a)	3,737	598	4,335
	$530,243	$73,706	603,949
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(4,335)
Total consolidated revenues, net			$599,614

Less: (b)
Content expenses	229,376	17,794
Marketing, research, and advertising sales expenses	64,266	5,093
Other (c)	86,412	37,277
Segment adjusted operating income	$150,189	$13,542	$163,731

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(2,934)
Unallocated corporate overhead costs (d)			(29,321)
Share-based compensation expenses			(5,776)
Depreciation and amortization			(23,097)
Restructuring and other related charges			(3,496)
Cloud computing amortization			(3,272)
Majority-owned equity investees AOI			(2,182)
Operating income			93,653
Other income (expense):
Interest expense			(45,123)
Interest income			9,303
Loss on extinguishment of debt, net			(352)
Miscellaneous, net			8,850
Income from operations before income taxes			$66,331
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$949,975	$139,858	$1,089,833
Advertising	351,887	74,509	426,396
Content licensing and other	194,791	5,978	200,769
	1,496,653	220,345	1,716,998
Inter-segment revenues (Content licensing and other) (a)	2,230	2,280	4,510
	$1,498,883	$222,625	1,721,508
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(4,510)
Total consolidated revenues, net			$1,716,998

Less: (b)
Content expenses	629,994	53,215
Marketing, research, and advertising sales expenses	235,248	14,962
Other (c)	271,155	117,937
Segment adjusted operating income	$362,486	$36,511	$398,997

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(899)
Unallocated corporate overhead costs (d)			(89,781)
Share-based compensation expenses			(19,827)
Depreciation and amortization			(68,750)
Restructuring and other related charges			(12,797)
Cloud computing amortization			(8,343)
Majority-owned equity investees AOI			(14,416)
Operating income			184,184
Other income (expense):
Interest expense			(130,426)
Interest income			22,733
Gain on extinguishment of debt, net			131,061
Miscellaneous, net			21,180
Income from operations before income taxes			$228,732
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$961,136	$148,963	$1,110,099
Advertising	422,193	81,501	503,694
Content licensing and other	202,406	5,810	208,216
	1,585,735	236,274	1,822,009
Inter-segment revenues (Content licensing and other) (a)	7,025	3,132	10,157
	$1,592,760	$239,406	1,832,166
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(10,157)
Total consolidated revenues, net			$1,822,009

Less: (b)
Content expenses	636,589	51,303
Marketing, research, and advertising sales expenses	226,851	14,198
Other (c)	261,464	117,698
Segment adjusted operating income	$467,856	$56,207	$524,063

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(3,604)
Unallocated corporate overhead costs (d)			(87,052)
Share-based compensation expenses			(20,308)
Depreciation and amortization			(75,416)
Impairment and other charges			(96,819)
Restructuring and other related charges			(6,427)
Cloud computing amortization			(10,103)
Majority-owned equity investees AOI			(9,715)
Operating income			214,619
Other income (expense):
Interest expense			(121,180)
Interest income			27,480
Loss on extinguishment of debt, net			(105)
Miscellaneous, net			5,153
Income from operations before income taxes			$125,967
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
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $173.9 million and $152.0 million for the three months ended September 30, 2025 and 2024, respectively, and $500.0 million and $447.3 million for the nine months ended September 30, 2025 and 2024, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
United States	$444,446	$481,390	$1,373,657	$1,452,897
Europe	78,167	80,492	233,893	260,618
Other	39,128	37,732	109,448	108,494
	$561,741	$599,614	$1,716,998	$1,822,009
One customer within the Domestic Operations segment accounted for approximately 20% and 18% of consolidated revenues, net for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, one customer within the Domestic Operations segment accounted for approximately 16% and 15%, respectively, of consolidated revenues, net.
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2025	December 31, 2024
Property and equipment, net
United States	$107,826	$127,881
Europe	14,836	13,634
Other	940	1,521
	$123,602	$143,036

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
•economic and business conditions and industry trends in the countries in which we operate, including fluctuations in inflation rates, recession risk, the impact of tariffs and changes in trade policies and the impact of the Government shutdown that began on October 1, 2025, and uncertainty regarding the foregoing;
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
•events that are outside our control, such as political unrest in international markets, terrorist attacks, natural disasters, the impact of the Government shutdown that began on October 1, 2025, and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2024 Annual Report on Form 10-K (the "2024 Form 10-K"), as filed with the Securities and Exchange Commission, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2025, as well as an analysis of our cash flows for the nine months ended September 30, 2025 and 2024. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2025 as compared to December 31, 2024.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2024.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income and adjusted operating income ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$561,741	$599,614	$1,716,998	$1,822,009
Operating Income	$55,518	$93,653	$184,184	$214,619
Adjusted Operating Income	$94,446	$131,476	$308,317	$433,407

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
1 Adjusted Operating Income (Loss), is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section on page 43 for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

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
Substantially all of our subscription revenues for our programming networks are based on a per subscriber fee. The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming services. Subscription revenues are generally based on the impact of renewals of distributor agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our services are typically based on a per subscriber fee and are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
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
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, which can impact, among other things, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, with both suppliers and customers. Additionally, macroeconomic and geopolitical risks, particularly high inflation and interest rates, as well as potential or implemented tariffs and changes to the U.S.'s and other countries' trade policies, and uncertainty regarding further changes to any of the foregoing, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
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

Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$364,330	$364,512	—%	$1,089,833	$1,110,099	(1.8)%
Advertising	135,931	155,593	(12.6)%	426,396	503,694	(15.3)%
Content licensing and other	61,480	79,509	(22.7)%	200,769	208,216	(3.6)%
Total revenues, net	561,741	599,614	(6.3)%	1,716,998	1,822,009	(5.8)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	291,075	287,746	1.2%	842,297	840,049	0.3%
Selling, general and administrative	189,291	191,622	(1.2)%	608,970	588,679	3.4%
Depreciation and amortization	21,378	23,097	(7.4)%	68,750	75,416	(8.8)%
Impairment and other charges	—	—	n/m	—	96,819	(100.0)%
Restructuring and other related charges	4,479	3,496	28.1%	12,797	6,427	99.1%
Total operating expenses	506,223	505,961	0.1%	1,532,814	1,607,390	(4.6)%
Operating income	55,518	93,653	(40.7)%	184,184	214,619	(14.2)%
Other income (expense):
Interest expense	(44,574)	(45,123)	(1.2)%	(130,426)	(121,180)	7.6%
Interest income	6,113	9,303	(34.3)%	22,733	27,480	(17.3)%
Gain (loss) on extinguishment of debt, net	105,316	(352)	n/m	131,061	(105)	n/m
Miscellaneous, net	473	8,850	(94.7)%	21,180	5,153	n/m
Total other income (expense)	67,328	(27,322)	n/m	44,548	(88,652)	n/m
Income from operations before income taxes	122,846	66,331	85.2%	228,732	125,967	81.6%
Income tax expense	(42,765)	(19,891)	n/m	(73,792)	(54,433)	35.6%
Net income including noncontrolling interests	80,081	46,440	72.4%	154,940	71,534	n/m
Less: Net income attributable to noncontrolling interests	(3,552)	(5,058)	(29.8)%	(10,073)	(13,583)	(25.8)%
Net income attributable to AMC Networks' stockholders	$76,529	$41,382	84.9%	$144,867	$57,951	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
Revenues, net
Three months ended September 30, 2025 vs. 2024
Subscription revenues increased 0.1% in our Domestic Operations segment due to an increase in streaming revenues primarily due to the impact of price increases across our services, partially offset by a decline in affiliate revenues primarily due to basic subscriber declines. Subscription revenues decreased 0.9% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the favorable impact of foreign currency translation. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.

Advertising revenues decreased 17.4% in our Domestic Operations segment primarily due to linear ratings declines and lower marketplace pricing. Advertising revenues increased 15.3% in our International segment primarily due to the impact of higher pricing in the U.K. and Ireland linear advertising markets and digital and advanced advertising growth in the U.K. Despite the third quarter increase in our International segment, we generally expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues decreased 26.7% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including lower licensing sales of The Walking Dead and Fear the Walking Dead. We expect content licensing revenues to vary for the remainder of 2025 and in 2026 based on the timing and availability of our programming to distributors.
Nine months ended September 30, 2025 vs. 2024
Subscription revenues decreased 1.2% in our Domestic Operations segment due to a decline in affiliate revenues primarily due to basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 6.1% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024.
Advertising revenues decreased 16.7% in our Domestic Operations segment primarily due to linear ratings declines and lower marketplace pricing, including digital pricing. Advertising revenues decreased 8.6% in our International segment primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024 and lower digital and advanced advertising revenue in the U.K., partially offset by the impact of higher pricing in the U.K. and Ireland linear advertising markets.
Content licensing and other revenues decreased 5.9% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period, including the prior year beneficial impact of the sale of our rights and interests to Killing Eve in the first quarter of 2024 and lower licensing sales of Fear the Walking Dead in the current year, partially offset by the sale of our music catalog during the second quarter of 2025.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses consist primarily of content expenses, which include the amortization of program rights, such as those for original programming, feature films and licensed series, and participation and residual costs. Technical and operating expenses also include other direct programming costs, such as distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to increase.
Three months ended September 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased 0.9% in our Domestic Operations segment primarily due to an increase in other direct programming costs, partially offset by lower program rights amortization, including decreases for The Walking Dead and Fear the Walking Dead, consistent with the lower content licensing sales during the period. Technical and operating expenses (excluding depreciation and amortization) increased 2.6% in our International segment due to higher program amortization, primarily driven by the unfavorable impact of foreign currency translation.
Nine months ended September 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) decreased 0.3% in our Domestic Operations segment primarily due to a decrease in program rights amortization, partially offset by higher participation and residuals costs and other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) increased 2.1% in our International segment due to higher program amortization, primarily driven by the unfavorable impact of foreign currency translation.
Selling, general and administrative expenses
Selling, general and administrative expenses for our operating segments primarily consist of sales, marketing, research and advertising expenses, employee related costs (excluding share-based compensation), costs of non-production facilities, and an allocation of certain corporate overhead costs. Selling, general and administrative expenses on a consolidated basis also include unallocated executive management and administrative support services, such as executive salaries and benefits costs, costs of maintaining corporate headquarters, facilities and common support functions.
There have been and may continue to be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series.

Three months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses decreased 4.9% in our Domestic Operations segment primarily due to lower employee related costs. Selling, general and administrative expenses increased 15.8% in our International segment primarily due to higher corporate overhead costs allocated to AMCNI and higher marketing costs. Unallocated corporate overhead costs increased 2.0% to $29.9 million primarily due to higher long-term incentive compensation.
Nine months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses increased 4.6% in our Domestic Operations segment primarily due to higher marketing expenses mainly driven by increased paid media spend for AMC+, higher employee related costs, and an increase in legal costs related to the MFN litigation. Selling, general and administrative expenses increased 1.0% in our International segment primarily due to higher corporate overhead costs allocated to AMCNI and higher marketing costs, partially offset by lower selling expenses, including commissions.
Unallocated corporate overhead costs increased 3.1% to $89.8 million primarily due to higher employee related costs, including higher bonus and severance expenses.
Impairment and other charges
Three and nine months ended September 30, 2025 and three months ended September 30, 2024
There were no impairment and other charges recorded during these periods.
Nine months ended September 30, 2024
During the second quarter of 2024, we determined that the decline in our stock price was an indicator of potential impairment of goodwill. Accordingly, we performed quantitative assessments for all of our reporting units and concluded that the fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, we recognized an impairment charge of $68.0 million, which is included in Impairment and other charges in the condensed consolidated statements of income within the International segment.
Additionally, during the second quarter of 2024, given continued market challenges and linear declines, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $29.2 million was recorded for identifiable intangible assets and other long-lived assets, which is included in Impairment and other charges in the condensed consolidated statements of income within the Domestic Operations segment.
Restructuring and other related charges
Three months ended September 30, 2025
Restructuring and other related charges were $4.5 million for the three months ended September 30, 2025. During the third quarter of 2025, we expanded our restructuring plan related to the International segment and implemented a voluntary buyout program for employees in Argentina designed to achieve cost reductions and streamline operations in response to challenging industry conditions. Additionally, we implemented organizational changes in our Domestic Operations segment designed to create an enhanced offering that is intended to maximize the potential of our We TV and ALLBLK brands. Additional restructuring charges were incurred in connection with the wind-down of a U.K. joint venture in our International segment.
Nine months ended September 30, 2025
Restructuring and other related charges were $12.8 million for the nine months ended September 30, 2025, primarily related to our multi-faceted restructuring plan in our International segment designed to achieve cost reductions and streamline operations including channel re-branding and a reduction of workforce in Southern Europe, the wind-down of a U.K. joint venture and a voluntary buyout program for employees in Argentina.
Three months ended September 30, 2024
For the three months ended September 30, 2024, restructuring and other related charges of $3.5 million primarily consisted of severance and employee-related costs in our Domestic Operations segment.
Nine months ended September 30, 2024
For the nine months ended September 30, 2024, restructuring and other related charges of $6.4 million primarily consisted of severance and employee-related costs, as well as content impairments in connection with We TV shifting to a reduced originals strategy, in our Domestic Operations segment.

Operating income
Three months ended September 30, 2025 vs. 2024
The decrease in operating income was primarily attributable to a $37.9 million decrease in revenues, net.
Nine months ended September 30, 2025 vs. 2024
The decrease in operating income was primarily attributable to a $105.0 million decrease in revenues, net and a $20.3 million increase in selling, general and administrative costs, partially offset by a $96.8 million decrease in impairment and other charges.
Interest expense
Three months ended September 30, 2025 vs. 2024
The decrease in interest expense was primarily due to the impact of lower outstanding balances under our Term Loan A facility under the Credit Agreement (the "Term Loan A Facility") and 4.25% Senior Notes due 2029 (the "Senior Notes"), partially offset by an increase in average interest rates associated with the July 2025 issuance of the Company's 10.50% Senior Secured Notes due 2032 (the "2032 Secured Notes") to refinance the Company's Senior Notes.
Nine months ended September 30, 2025 vs. 2024
The increase in interest expense was primarily due to an increase in average interest rates associated with the July 2025 issuance of the Company's 2032 Secured Notes and the April 2024 issuance of the Company's 10.25% Senior Secured Notes due 2029 to refinance the Company's Senior Notes and 4.75% Senior Notes due 2025, respectively, and the impact of a full year of interest expense for the Company’s 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") that were issued in June 2024, partially offset by the impact of lower outstanding balances under our Term Loan A Facility and Senior Notes.
Interest income
Three months ended September 30, 2025 vs. 2024
The decrease in interest income was primarily attributable to lower interest rates and lower average cash balances for our money market fund accounts as well as lower interest income recognized in connection with our long-term content licensing receivables.
Nine months ended September 30, 2025 vs. 2024
The decrease in interest income was primarily attributable to interest received in connection with a one-time retroactive adjustment reported and paid by a third party during the second quarter of 2024, as well as lower interest income recognized in connection with our long-term content licensing receivables.
Gain (loss) on extinguishment of debt, net
Three months ended September 30, 2025
During the third quarter of 2025, we completed a cash tender offer to repurchase $600.0 million of our Senior Notes at a discount of $111.0 million, and retired the tendered notes. The discount, net of a $5.2 million write-off of unamortized discount and deferred financing costs associated with the Senior Notes, was recognized as a gain on extinguishment of debt in the condensed consolidated statements of income. Subsequent to the cash tender offer, we repurchased $9.2 million principal amount of our outstanding Senior Notes through open market repurchases, at a discount of $1.5 million, and retired the repurchased notes. We recorded a $1.4 million gain which reflects the discount, net of $0.1 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.
Nine months ended September 30, 2025
In addition to the above transactions for the three months ended September 30, 2025, we repurchased $99.1 million principal amount of our outstanding Senior Notes through open market repurchases during the second quarter of 2025, at a discount of $26.7 million, and retired the repurchased notes. We recorded a $25.8 million gain after reflecting the discount, net of $0.9 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.
Three and nine months ended September 30, 2024
During the third quarter of 2024, we voluntarily prepaid $35.0 million of borrowings under the Term Loan A Facility, resulting in the recognition of a $0.4 million charge to write off a portion of the associated unamortized discount and deferred financing costs.

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
On April 9, 2024, we entered into Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 3, the "Credit Agreement"). In connection with Amendment No. 3, we made a $165.6 million partial prepayment of the Term Loan A Facility, bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) to $175 million. In connection with the partial prepayment of the Term Loan A Facility and reduction of the revolving loan commitments, the Company recorded a charge of $1.3 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement.
Miscellaneous, net
Three months ended September 30, 2025 vs. 2024
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations, partially offset by increased earnings from equity-method investments.
Nine months ended September 30, 2025 vs. 2024
The increase in miscellaneous, net was primarily related to the impact of foreign currency fluctuations, the impact of prior year costs incurred in connection with the second quarter 2024 refinancing transactions and increased earnings from equity-method investments.
Income tax expense
Three months ended September 30, 2025 vs. 2024
For the three months ended September 30, 2025, income tax expense was $42.8 million on income from operations before income taxes of $122.8 million, representing an effective tax rate of 35%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions and (v) tax expense related to the One Big Beautiful Bill Act (the "OBBBA") discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.
For the three months ended September 30, 2024, income tax expense was $19.9 million on income from operations before income taxes of $66.3 million, representing an effective tax rate of 30%. The items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense from foreign operations, (iii) tax expense for an increase in the valuation allowance for foreign taxes and (iv) tax expense related to non-deductible compensation.
Nine months ended September 30, 2025 vs. 2024
For the nine months ended September 30, 2025, income tax expense was $73.8 million on income from operations before income taxes of $228.7 million, representing an effective tax rate of 32%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions and (v) tax expense related to the OBBBA discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.
For the nine months ended September 30, 2024, income tax expense was $54.4 million on income from operations before income taxes of $126.0 million, representing an effective tax rate of 43%. The effective tax rate for the nine months ended September 30, 2024 was impacted by the $68.0 million nondeductible goodwill impairment charge at AMCNI. Inclusive of the nondeductible goodwill impairment charge, items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense from foreign operations, (iii) tax expense for an increase in the valuation allowance for foreign taxes and (iv) tax expense related to non-deductible compensation.

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

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$316,243	$316,002	0.1%	$949,975	$961,136	(1.2)%
Advertising	110,033	133,139	(17.4)	351,887	422,193	(16.7)
Content licensing and other	59,447	81,102	(26.7)	197,021	209,431	(5.9)
Total revenues, net	485,723	530,243	(8.4)	1,498,883	1,592,760	(5.9)
Technical and operating expenses (excluding depreciation and amortization)(a)	256,183	253,974	0.9	738,485	740,533	(0.3)
Selling, general and administrative expenses(b)	121,956	128,262	(4.9)	412,328	394,086	4.6
Majority-owned equity investees AOI	4,639	2,182	112.6	14,416	9,715	48.4
Segment adjusted operating income	$112,223	$150,189	(25.3)%	$362,486	$467,856	(22.5)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Three months ended September 30, 2025 vs. 2024
Subscription revenues increased due to a 14.4% increase in streaming revenues offset by a 13.2% decline in affiliate revenues. Streaming revenues increased primarily due to the impact of price increases across our services. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals.
Revenues related to the Company's streaming services were $173.9 million and $152.0 million for the three months ended September 30, 2025 and 2024, respectively. Streaming subscribers were 10.4 million at September 30, 2025, consistent with streaming subscribers at June 30, 2025, and an increase of 2% compared to 10.2 million streaming subscribers at September 30, 2024.
Advertising revenues decreased primarily due to linear ratings declines and lower marketplace pricing.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period, including lower licensing sales of The Walking Dead and Fear the Walking Dead.
Nine months ended September 30, 2025 vs. 2024
Subscription revenues decreased due to a 12.4% decline in affiliate revenues, partially offset by an 11.8% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines and, to a lesser extent, contractual rate decreases in connection with renewals. Streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $500.0 million and $447.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Advertising revenues decreased primarily due to linear ratings declines and lower marketplace pricing, including digital pricing.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period, including the prior year beneficial impact of the sale of our rights and interests to Killing Eve in the first quarter of 2024 and lower licensing sales of Fear the Walking Dead in the current year, partially offset by the sale of our music catalog during the second quarter of 2025.

Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to an increase in other direct programming costs, partially offset by lower program rights amortization, including decreases for The Walking Dead and Fear the Walking Dead, consistent with the lower content licensing sales during the period.
Nine months ended September 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to a decrease in program rights amortization, partially offset by higher participation and residuals costs and other direct programming costs.
Selling, general and administrative expenses
Three months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses decreased primarily due to lower employee related costs.
Nine months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses increased primarily due to higher marketing expenses mainly driven by increased paid media spend for AMC+, higher employee related costs, and an increase in legal costs related to the MFN litigation.
Segment adjusted operating income
Three and nine months ended September 30, 2025 vs. 2024
The decrease in segment adjusted operating income was primarily attributable to the continued revenue declines in our linear businesses.

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues, net:
Subscription	$48,087	$48,510	(0.9)%	$139,858	$148,963	(6.1)%
Advertising	25,898	22,454	15.3	74,509	81,501	(8.6)
Content licensing and other	3,159	2,742	15.2	8,258	8,942	(7.6)
Total revenues, net	77,144	73,706	4.7	222,625	239,406	(7.0)
Technical and operating expenses (excluding depreciation and amortization)	34,543	33,663	2.6	102,445	100,362	2.1
Selling, general and administrative expenses(a)	30,678	26,501	15.8	83,669	82,837	1.0
Segment adjusted operating income	$11,923	$13,542	(12.0)%	$36,511	$56,207	(35.0)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues, net
Three months ended September 30, 2025 vs. 2024
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the favorable impact of foreign currency translation.
Advertising revenues increased primarily due to the impact of higher pricing in the U.K. and Ireland linear advertising markets and digital and advanced advertising growth in the U.K.
Nine months ended September 30, 2025 vs. 2024
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the favorable impact of foreign currency translation.

Advertising revenues decreased primarily due to the recognition of a $13.4 million retroactive adjustment reported and paid by a third party in the second quarter of 2024 and lower digital and advanced advertising revenue in the U.K., partially offset by the impact of higher pricing in the U.K. and Ireland linear advertising markets and the favorable impact of foreign currency translation.
Technical and operating expenses (excluding depreciation and amortization)
Three and nine months ended September 30, 2025 vs. 2024
Technical and operating expenses (excluding depreciation and amortization) increased due to higher program amortization primarily driven by the unfavorable impact of foreign currency translation.
Selling, general and administrative expenses
Three months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses increased primarily due to higher corporate overhead costs allocated to AMCNI and higher marketing costs.
Nine months ended September 30, 2025 vs. 2024
Selling, general and administrative expenses increased primarily due to higher corporate overhead costs allocated to AMCNI and higher marketing costs, partially offset by lower selling expenses, including commissions.
Segment adjusted operating income
Three months ended September 30, 2025 vs. 2024
The decrease in segment adjusted operating income was primarily due to the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024 and higher corporate overhead costs allocated to AMCNI, partially offset by the impact of higher pricing in the U.K. and Ireland linear advertising markets.
Nine months ended September 30, 2025 vs. 2024
The decrease in segment adjusted operating income was primarily due to the recognition of a retroactive adjustment reported and paid by a third party for $13.4 million in the second quarter of 2024 and the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the impact of higher pricing in the U.K. and Ireland linear advertising markets.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
As of September 30, 2025, our cash and cash equivalents balance of $716.8 million included approximately $146.0 million held by foreign subsidiaries. Of this amount, approximately $8.0 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and we do not expect to incur any significant, additional taxes related to the remaining balance.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our Revolving Credit Facility and, subject to market conditions, access to capital and credit markets. The Revolving Credit Facility was not drawn upon at September 30, 2025. The total undrawn revolver commitment is available to be drawn for our general corporate purposes. Although we currently believe that amounts available under our Revolving Credit Facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets.
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
On July 3, 2025, we issued $400.0 million aggregate principal amount of 2032 Secured Notes. We received net proceeds of $394.5 million, after deducting initial purchaser discounts. The 2032 Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement. The proceeds from the issuance, together with cash-on-hand, were used to facilitate the completion of a cash tender offer on July 17, 2025 to purchase $600.0 million of our Senior Notes, at a discount of $111.0 million, and to voluntary prepay the remaining $70.0 million of borrowings under the Term Loan A (non-extended) on July 3, 2025.
During the second and third quarters of 2025, we also repurchased $99.1 million and $9.2 million principal amount, respectively, of our Senior Notes through open market repurchases, at discounts of $26.7 million and $1.5 million, respectively, and retired the repurchased Senior Notes. Additionally, in May 2025 we voluntarily prepaid $20.0 million of borrowings under the Term Loan A Facility (non-extended).
On July 4, 2025, the OBBBA was signed into law, which will result in cash tax savings for the year ending December 31, 2025.
On October 29, 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. The Company continues to maintain $175.0 million of commitments under the Revolving Credit Facility. Pursuant to Amendment No. 5, the maturity date of $111.8 million of such commitments was extended to the earlier of (i) October 29, 2030 and (ii) the date that is 90 days prior to the maturity date of any capital markets indebtedness of AMC Networks with an aggregate outstanding principal amount exceeding $50.0 million. The remaining $63.2 million of commitments under the Revolving Credit Facility retained their existing maturity date of April 9, 2028.
Additionally, the Company repurchased and permanently retired term loans held by certain lenders that consented to the maturity extension noted above, in an aggregate principal amount equal to $165.7 million, at a price equal to the principal amount thereof plus accrued and unpaid interest. The remaining $85.6 million principal amount retained their existing maturity date of April 9, 2028.
Amendment No. 5 also includes certain other modifications to covenants and other provisions of the Credit Agreement, including a reduction in the minimum interest coverage ratio from 2.00:1.00 to 1.50:1.00, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028.
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
Our Credit Agreement generally requires us and our restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. As of September 30, 2025, the total net leverage ratio was approximately 4.33:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio for us and our restricted subsidiaries on a consolidated basis, which prior to Amendment No. 5 described above was 2.00:1.00. As of September 30, 2025, the interest coverage ratio was approximately 2.20:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.
We were in compliance with all of our debt covenants as of September 30, 2025.
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
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. During the second quarter of 2025, the Company repurchased 1.6 million shares of its Class A Common Stock at an average purchase price of $6.48 per share. As of September 30, 2025, the Company had $124.9 million of authorization remaining for repurchase under the Stock Repurchase Program.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$256,424	$317,507
Net cash used in investing activities	(24,510)	(20,167)
Net cash used in financing activities	(317,233)	(52,739)
Net increase (decrease) in cash and cash equivalents from operations	$(85,319)	$244,601
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 amounted to $256.4 million and $317.5 million, respectively.
For the nine months ended September 30, 2025, net cash provided by operating activities primarily resulted from $768.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $569.2 million. Changes in all other assets and liabilities resulted in a net cash inflow of $56.7 million.
For the nine months ended September 30, 2024, net cash provided by operating activities primarily resulted from $915.4 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $691.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $93.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 amounted to $24.5 million and $20.2 million, respectively, and primarily consisted of capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 amounted to $317.2 million and $52.7 million, respectively.
For the nine months ended September 30, 2025, net cash used in financing activities primarily related to the tender offer for and repurchases of our Senior Notes of $569.1 million, principal payments on the Term Loan A Facility of $114.4 million, and the purchase of treasury stock for $10.3 million, partially offset by $394.5 million of proceeds from the issuance of our 2032 Secured Notes.
For the nine months ended September 30, 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions, the Convertible Notes issuance, principal payments on the Term Loan A Facility and distributions to noncontrolling interests of $18.0 million.
Contractual Obligations
As of September 30, 2025, our contractual obligations not reflected on the condensed consolidated balance sheets decreased $44.6 million, as compared to December 31, 2024, to $550.7 million. The decrease was primarily related to payments for program rights and third-party service contracts.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of September 30, 2025 for which AMC Networks is the issuer.
Note Guarantees
Debt of AMC Networks as of September 30, 2025 included $875.0 million of 10.25% Senior Secured Notes due 2029, $276.7 million of Senior Notes, $143.8 million of Convertible Notes, and $400.0 million of 2032 Secured Notes (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions

(each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,313,468	$—	$1,317,440
Operating expenses	—	1,138,388	—	1,084,303
Operating income	$—	$175,080	$—	$233,137
Income before income taxes	$209,737	$213,891	$99,373	$230,599
Net income	144,867	208,714	57,951	222,139

Balance Sheet	September 30, 2025		December 31, 2024
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$206	$47,520	$4,483	$82,342
Current assets	609	1,183,529	31,727	1,386,554
Non-current assets	3,221,339	2,755,801	3,467,276	2,718,427

Liabilities and equity:
Amounts due to subsidiaries	$37,547	$2,086	$80,983	$733
Current liabilities	105,438	510,785	168,903	473,418
Non-current liabilities	2,063,654	264,391	2,474,505	228,778

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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating income	$55,518	$93,653	$184,184	$214,619
Share-based compensation expenses	6,027	5,776	19,827	20,308
Depreciation and amortization	21,378	23,097	68,750	75,416
Restructuring and other related charges	4,479	3,496	12,797	6,427
Impairment and other charges	—	—	—	96,819
Cloud computing amortization	2,405	3,272	8,343	10,103
Majority owned equity investees AOI	4,639	2,182	14,416	9,715
Adjusted operating income	$94,446	$131,476	$308,317	$433,407
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$256,424	$317,507
Less: capital expenditures	(24,502)	(24,252)
Free cash flow	$231,922	$293,255

Supplemental Cash Flow Information	Nine Months Ended September 30,
(In thousands)	2025	2024
Restructuring initiatives	$(11,084)	$(10,351)
Distributions to noncontrolling interests	(7,271)	(18,000)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2025, the carrying value of our fixed rate debt of $1.67 billion was less than its fair value of $1.72 billion by $48.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2025 would increase the estimated fair value of our fixed rate debt by $47.1 million.
Managing our Interest Rate Risk
As of September 30, 2025, we had $1.9 billion of debt outstanding (excluding finance leases), of which $251.3 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2025 would increase our annual interest expense by $2.5 million. The interest rate paid on approximately 87% of our debt (excluding finance leases) as of September 30, 2025 is fixed.
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
The Company recognized a loss of $3.3 million and a gain of $13.4 million for the three and nine months ended September 30, 2025, respectively, and gains of $8.5 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income.
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2025, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended September 30, 2025, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2025, the Company had $124.9 million of authorization remaining for repurchase under the Stock Repurchase Program.

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated October 9, 2025, by and between AMC Networks Inc. and Kristin Dolan.

10.2	Renewal Cash Performance Award Agreement, dated October 9, 2025, by and between AMC Networks Inc. and Kristin Dolan.

10.3
Indenture, dated as of July 3, 2025, among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

10.4
Amendment No. 5, dated as of October 29, 2025, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America N.A., as an L/C Issuer, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2025).

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

AMC Networks Inc.

Date:	November 7, 2025	By:	/s/ Patrick O'Connell
Patrick O'Connell
Executive Vice President and Chief Financial Officer

Date:	November 7, 2025	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer