Form 10-K
period 2025-12-31
AMC Networks Inc.
filed 2026-02-11
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $194 million.
The number of shares of common stock outstanding as of February 4, 2026:

Class A Common Stock par value $0.01 per share	31,229,673
Class B Common Stock par value $0.01 per share	11,484,408

DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant's fiscal year end.

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
•the impact and lingering effects of strikes, including those related to the Writers, Directors, and Screen Actors guilds;
•the security of our program rights and other electronic data;
•breaches or failures of our or our vendors’ information technology systems or products, including by cyber-attack, malware, data leakage, unauthorized access or theft, or other cybersecurity incidents;
•our ability to maintain and renew distribution or affiliation agreements with distributors;
•economic and business conditions and industry trends in the countries in which we operate, including fluctuations in inflation rates, recession risk, the impacts of tariffs, U.S. federal government shutdowns, and uncertainty regarding the foregoing;
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

Part I
Item 1. Business.
AMC Networks Inc. is a Nevada corporation with its principal executive offices located at 11 Penn Plaza, New York, NY 10001. AMC Networks Inc. is a holding company and conducts substantially all of its operations through its majority owned or controlled subsidiaries. Unless the context otherwise requires, all references to "we," "our," "us," "AMC Networks" or the "Company" refer to AMC Networks Inc., together with its subsidiaries. Our telephone number is (212) 324-8500.
AMC Networks Inc. was incorporated on March 9, 2011 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation. On June 30, 2011, Cablevision Systems Corporation spun off AMC Networks Inc., which became an independent public company.
OVERVIEW
AMC Networks is a global entertainment company known for its popular and award-winning content. We distribute our content to audiences globally on an array of distribution platforms, including linear networks, subscription streaming services and other ad-supported streaming and connective TV platforms, as well as through licensing arrangements. We have an extensive library of television and film properties, including several storied franchises such as The Walking Dead Universe and the Anne Rice Immortal Universe, that are well-known to global audiences.
We have operated in the entertainment industry for more than 40 years, and over that time we have created targeted and focused video entertainment products that we own and operate and that are powered by distinguished brands, including streaming services AMC+, Acorn TV, ALLBLK, All Reality, HIDIVE, Shudder, and Sundance Now; and cable networks AMC, BBC AMERICA ("BBCA"), IFC, SundanceTV and We TV. We also operate a film distribution business that distributes independent narrative and documentary films under the IFC Entertainment Group umbrella, which includes three distinct film brands: Independent Film Company, RLJ Entertainment Films ("RLJE Films") and Shudder. The film distribution business also operates the IFC Center, a New York City-based art-house entertainment space.
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
Strategy
Our strategy is to create, showcase and curate high-quality, brand-defining content that appeals to distinct audiences as we aim to maximize the subscription, advertising and content licensing revenue of each of our branded services.
Our strategic areas of focus are:
Continued Development of High-Quality Original Content including Owned and Controlled Content and Valuable IP. We intend to continue to develop strong high-quality original content across our linear networks and streaming services to optimize our subscription, advertising and content licensing revenue, further enhance our brands, strengthen our engagement with our viewers, subscribers, distributors and advertisers, and to build viewership and attract and retain subscribers for our streaming services.
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

We have launched several of our services, most notably AMC+, Acorn TV, Shudder and HIDIVE, in select international markets, including Canada, parts of Europe, Australia and New Zealand. We will continue to be opportunistic in determining the most optimal monetization strategy for new international markets.
Growth and Innovation in Advertising and Advertising Technologies. We continue to leverage our high-quality popular content on our networks to optimize our advertising revenue. In addition, we are embracing an array of new advertising opportunities, including an expanding and robust presence on free ad-supported streaming ("FAST") and advertising video on demand ("AVOD") platforms. As of December 31, 2025, we had a total of 33 active distinct channels featuring our content, in different configurations, across 23 FAST platforms, such as Pluto TV, Plex, Sling TV and Samsung TV Plus.
Maintain Financial Discipline With Focus on Free Cash Flow. We are aiming to become more efficient to drive free cash flow and maximize stockholder value, including by streamlining our organization; remaining prudent with our investments in programming, including continuing to focus on reducing programming spend to historical levels; implementing, and tracking comprehensive goals, strategies and tactics driving efficiencies in the business; enhancing our technology and customer service; improving marketing; and reducing corporate costs.
SEGMENTS
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBCA, IFC and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and All Reality). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes Independent Film Company, RLJE Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.

•International: Consists of AMCNI, our international programming businesses consisting of a portfolio of channels distributed around the world.
For financial information of the Company by operating segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations" and Note 20 to the accompanying consolidated financial statements.

Domestic Operations
Our flagship AMC brand consists of the AMC programming network, AMC+ streaming service and AMC Studios.
AMC programming network
•AMC is the home of some of the most popular and acclaimed dramas on television. As of December 31, 2025, AMC reached approximately 55 million subscribers(1) and had distribution agreements with all major United States ("U.S.") and Canadian distributors.
•In 2025, AMC continued to deliver new stories set within The Walking Dead Universe with the global premiere of the third season of the popular The Walking Dead: Daryl Dixon, featuring fan-favorite characters Daryl and Carol, and the second season of The Walking Dead: Dead City.
•In 2025, AMC premiered new installments from the burgeoning Anne Rice Immortal Universe, including a second season of Anne Rice’s Mayfair Witches, and the debut of a new series titled, Anne Rice’s Talamasca: The Secret Order, starring Nicholas Denton and Elizabeth McGovern.
•In 2025, AMC continued to bring viewers premium scripted series including Nautilus, an adventure drama based on Jules Verne’s beloved Twenty Thousand Leagues Under the Sea. In 2026, AMC is set to introduce The
1 Estimated U.S. subscribers as measured by Nielsen

Audacity, a darkly comedic Silicon Valley-set drama series featuring an all-star cast led by Billy Magnussen, with Zach Galifianakis, Sarah Goldberg, Rob Corddry, Simon Helberg and others.
•In 2026, AMC will present the fourth season of Dark Winds, “perhaps the most ambitious Native-led TV show ever made,” according to The Hollywood Reporter, starring Zahn McClarnon and executive produced by Robert Redford and George R.R. Martin. The series has maintained a 100% score on Rotten Tomatoes for each of its first three seasons.
•In 2026, AMC will explore sports stories with the upcoming limited docu-series Rise of the 49ers, executive produced by Tom Brady. Through a partnership with TNA Wrestling, AMC has become the new home to Thursday Night iMPACT, a weekly, action-packed television series.
•AMC's film library consists of films that are licensed under long-term contracts with major studios such as Warner Bros., Sony, MGM, NBC Universal, Paramount, Lionsgate and Buena Vista. AMC generally structures its contracts for the cable television rights to air the films during identified window periods.
AMC+ streaming service
•AMC+ is the Company’s premium streaming bundle featuring an extensive lineup of popular and critically acclaimed programming from AMC, BBCA, IFC and SundanceTV along with full access to targeted streaming services Shudder and Sundance Now and the Independent Film Company library. Its content library includes fan favorites Mad Men, Interview with the Vampire, The Killing, A Discovery of Witches, Halt & Catch Fire, Hell on Wheels, Turn: Washington’s Spies, The Terror, Into the Badlands, Preacher, Orphan Black, Rectify, Gangs of London and series from the Company's two marquee franchises, The Walking Dead Universe and the Anne Rice Immortal Universe.
•In 2025, AMC+ continued its track record of delivering critically-acclaimed dramas with original series including Black Snow, Scrublands, The Assassin, starring BAFTA-nominated Keely Hawes and Golden Globe-nominated Freddie Highmore, The Last Anniversary, based on the #1 New York times best-selling novel from Liane Moriarty and executive produced by Academy Award winner Nicole Kidman, as well as a slate of premium films in partnership with Independent Film Company, including Skincare starring Elizabeth Banks, the buzzy horror Dangerous Animals, award-winning Good Boy and the Academy Award-nominated Memoir of a Snail.
•AMC+ is available to subscribers through either ad-supported or commercial free plans through our direct-to consumer ("DTC") applications, as well as through multi-channel video programming distributors ("MVPDs") and virtual MVPDs, and digital streaming platforms such as Amazon Prime Video Channels, Apple TV Channels and The Roku Channel.
•AMC+ is currently available in several international markets, including Canada, Spain, Australia and New Zealand.
AMC Studios
•AMC Studios is AMC Networks’ in-house production and distribution operation which launched in 2010 with The Walking Dead, which became the highest-rated show on cable television.
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
•Upcoming AMC Studios series include Dark Winds season 4, The Audacity, The Vampire Lestat, The Walking Dead: Daryl Dixon season 4 and The Terror: Devil in Silver for AMC and AMC+. AMC Studios also produced the upcoming Brooke Shields-led series, You’re Killing Me.
•In addition to producing series for AMC Networks suite of channels, AMC Studios is an executive producer of the hit series SILO for Apple TV+.

Other Programming Networks
•As of December 31, 2025, We TV reached approximately 54 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•Driven by unscripted originals, We TV is home to a popular slate of series and franchises, including Love After Lockup, Life After Lockup, Mama June: Family Crisis, and We TV’s pioneers of family reality TV, the Braxton family, with the docuseries The Braxtons.
•We TV's programming also includes popular series S.W.A.T., 9-1-1, Bones, NCIS, and Law & Order as well as feature films, with certain exclusive license rights from studios such as Paramount, MGM, Sony, Lionsgate, NBC Universal, and Warner Bros.

•As of December 31, 2025, BBCA reached approximately 51 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•BBCA is a hub of innovative, culturally contagious programming with “Britishness” at its core. The network has attracted wide critical acclaim for its award-winning natural history programming from the BBC. In 2024, BBCA brought viewers a new landmark series narrated by Sir David Attenborough Planet Earth: Asia from the award-winning BBC Natural History Unit, with the next landmark series, Planet Earth: Kingdom, planned for 2026.
•BBCA is also the home of The Graham Norton Show, a globally recognized United Kingdom ("U.K.") late night talk show.

•As of December 31, 2025, IFC reached approximately 47 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•IFC is the home of offbeat, unexpected comedies. Originals include In the Kitchen with Harry Hamlin and SisterS starring Sarah Goldberg.
•IFC's slate includes a mix of fan favorite movies and popular television comedies ranging from Two and a Half Men and Everybody Loves Raymond to classic TV favorites such as Gilligan’s Island and Sanford and Son.

•As of December 31, 2025, SundanceTV reached approximately 45 million subscribers(1) and had distribution agreements with all major U.S. distributors.
•SundanceTV launched in 1996 and is committed to the mission of celebrating creativity, distinctive storytelling and iconic films.
•SundanceTV attracts viewer and critical acclaim for its original unscripted programming, including Off Script with The Hollywood Reporter featuring the entertainment industry’s leading talents, and the True Crime Story franchise featuring Smugshot and It Couldn’t Happen Here from Hilarie Burton Morgan.
1 Estimated U.S. subscribers as measured by Nielsen

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
Our streaming services, including AMC+ and the following targeted services, ended 2025 with approximately 10.4 million streaming subscribers1.
•Acorn TV is our destination for passionate fans of international crime dramas and murder mysteries – from the criminally cozy to the daringly dark.
•Acorn TV’s 2025 programming slate featured new exclusive original series including A Remarkable Place to Die; The Gone, an all-new unscripted investigative genealogy series hosted by acclaimed Emmy- and Golden Globe winning actress Jane Seymour, who is also star and executive producer of fan favorite Harry Wild; new seasons of long-running detective drama The Brokenwood Mysteries; Dalgliesh, based on the best-selling novels by PD James; The Madame Blanc Mysteries; international favorites such as Darby and Joan and the South African production Recipes for Love & Murder; and the New Zealand set My Life Is Murder starring Lucy Lawless, among others.
•In 2025, Acorn TV’s programming slate also featured three new series headlined by all-star talent: Irish Blood, starring and executive produced by Alicia Silverstone; Art Detectives starring True Blood’s Stephen Moyer and Murder Before Evensong, which is based on the first novel in the Sunday Times best-selling series by British author The Reverend Richard Coles and stars Matthew Lewis of the Harry Potter franchise.
•In 2025, Acorn TV’s new series Irish Blood was the service's largest acquisition driver to date. In addition, Irish Blood and Art Detectives, which debuted a month earlier, were Acorn TV's two most watched series of all time.
•In 2025, Acorn TV launched its first-ever programming event, Murder Mystery May, delivering more than 20 million hours watched and a multi-year high in subscriber acquisition. The inaugural event kicked off a summer of new premieres for Acorn TV.
•Fan favorite hit series returning in 2026 include Hidden Assets, The Brokenwood Mysteries, Murdoch Mysteries, The Chelsea Detective, the Italian set Signora Volpe starring Emilia Fox and the return of breakout series Inspector Ellis starring Olivier Award winner Sharon D. Clarke, among others.
•In 2026, Acorn TV is set to debut the highly anticipated Brooke Shields-led mystery series You’re Killing Me, also starring Golden Globe-nominated Tom Cavanaugh and up-and-coming Amalia Williamson from the hit series Sullivan’s Crossing.
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
•2025 was the service’s 10-year anniversary and a decade of the best in horror was marked with a year-long celebration of killer films and series, special fan events, a nationwide screening tour, custom fan giveaways and more.
•Programming highlights included critic and audience hits Ash, Clown in a Cornfield, Dangerous Animals, House on Eden, V/H/S/HALLOWEEN, the popular limited series Hell Motel, starring Emmy-winner Eric McCormack, a second season of the hit found footage anthology series The Creep Tapes, a new season of fan favorite The Boulet
1 A streaming subscriber is a subscriber who registers on an a la carte basis and from whom we receive a fee, for one of our streaming services directly through our direct-to-consumer applications or indirectly through one of our streaming platform arrangements.

Brothers’ Dragula and the launch of Guts & Glory, a new unscripted horror-based competition series from award-winning special effects artist and executive producer, Greg Nicotero.
•Shudder’s annual programming events included “Halfway to Halloween,” a month-long event featuring new movies, series and specials and “Season of Screams,” a three-month programming event surrounding Halloween featuring live events, watch parties and new releases every week.
•Shudder is currently available in several international markets including Canada, the U.K., Ireland, Australia and New Zealand.
•In 2025, Sundance Now featured a rich selection of engrossing dramas, imaginative fantasy, gripping mysteries and true crime, riveting documentaries and intelligent thrillers from gifted storytellers around the world.
•In 2025, the service offered a strong slate of both original and acquired series, including White Lies starring Natalie Dormer, The Newsreader with Sam Reid and Anna Torv, and gripping true crime series such as The Furry Detectives: Unmasking a Monster, which made its world premiere at Tribeca Festival, as well as the Killer Clown: Murder at the Doorstep and Butchers of L.A.
•In 2026, Sundance Now is expected to relaunch as a premier streaming destination for independent film, with an enhanced platform featuring more than 1,000 hours of critically acclaimed dramas, documentaries and arthouse films curated by and for film enthusiasts, new monthly theatrical releases, and festival favorites and more at the 2026 Sundance Film Festival where the streaming service is an official sponsor.

•ALLBLK is focused on content from the Black perspective utilizing but not limited to Black creators, storytellers, cast and crew. An invitation to a world of streaming entertainment that is inclusively, but unapologetically – Black.
•Featuring a diverse lineup of content that spans genres and generations, ALLBLK premiered several new series, films and specials in 2025, including new coming-of-age drama series G.R.I.T.S., new original series Conspirators, new seasons of hit reality series Toya & Reginae and music competition series Deb’s House; and popular original films Darwin and Operation: Aunties.
•ALLBLK is also the streaming home for We TV’s engaging slate of unscripted originals, including celebrity docuseries The Braxtons and the wildly popular Love After Lockup franchise.
•In 2026, ALLBLK will bring audiences hitman series Wild Rose, created by and starring R&B sensation Omarion, Hands starring Ashley Williams from the ALLBLK hit series Double Cross, and Jupiter Jones, an extension of the service’s top series A House Divided and more.

•HIDIVE LLC (“HIDIVE”) operates an anime-focused streaming service offering a robust library of entertainment that includes television series, movies, and original video animations in both subtitled and dubbed audio formats. In addition to its deep and diverse catalog, HIDIVE offers first-run simulcasts of the best new anime at or near the same time as their Japanese broadcast, which in 2025 included the global hit series My Gift Lvl 9999 Unlimited Gacha, Call of the Night Season 2, Rock Is A Lady’s Modesty, and Sword Of The Demon Hunter: Kijin Gentosho, among others.
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

•In late 2025, the Company launched a new targeted streaming service, All Reality. Featuring the best in unscripted reality content, All Reality launched with the long-awaited return of pop culture phenomenon, Bridezillas, one of reality television’s first franchises, and hosted by Grammy-nominated singer-songwriter and TV personality Tamar Braxton.
•The service is available for subscription via Amazon Prime Video Channels and Premium Subscriptions on The Roku Channel.
Film Distribution
AMC Networks also operates a film business, IFC Entertainment Group, that distributes movies under three distinct brands: Independent Film Company, RLJE Films and Shudder. The IFC brand is known for being a home to independent and auteur focused films, attracting high-profile talent and filmmakers. RLJE Films is a market leader in acquiring tentpole and cast-driven genre content with an eye towards broad commercial appeal. Shudder operates the highest profile, horror-focused streaming service in the United States, and has become the prime destination for audiences to discover trend-setting filmmakers in the horror landscape. Each brand has a distinct approach while complementing one another - each synonymous with quality and commercial content, consistently debuting the next generation of distinguished filmmakers.

•Independent Film Company is a leading distributor of high-quality, talent-driven independent films, which included 21 new theatrical releases in 2025.
•Independent Film Company is a leader in progressive windowing strategies and pioneered the “day and date” model to maximize revenue and marketing effectiveness.
•Independent Film Company is known for its fostering approach to filmmakers, distributing the early films of directors such as Christopher Nolan, Greta Gerwig, Barry Jenkins, Alfonso Cuaron and Richard Linklater.
•Notable 2025 releases included Clown in a Cornfield, Oscar shortlisted international film The Ugly Stepsister, National Board of Review honorees Good Boy and The Baltimorons, and Shudder and RLJE Films’ Dangerous Animals, among others.

AMC Networks Broadcasting & Technology
•AMC Networks Broadcasting & Technology ("AMCN B&T") operates from a 67,000 square-foot hub that serves as the technical arm of AMC Networks. For more than 40 years AMCN B&T has provided broadcasting and technology services, including origination, transmission, satellite communications, and distribution of the Company’s programming networks.
•AMCN B&T also maintains AMC Networks' physical media asset library and is responsible for its quality control, ingest, storage, edit, graphics, and IT infrastructures, which are crucial to AMC Networks operations and to provide high-capacity distribution services.

International
AMCNI, consisting of our international programming businesses, operates a portfolio of channels including the flagship AMC channel and local channels supported by local production in the U.K., Latin America, and parts of Europe.
AMC Networks International
•AMCNI, the international division of the Company, delivers entertaining and acclaimed programming that reaches subscribers in more than 100 countries and territories around the world, through operational centers in Madrid, Barcelona, Budapest, London, Prague, and Buenos Aires.
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
•AMCNI operates in the following regions:
◦U.K. – The U.K. operates a joint venture with Paramount International Networks, which delivers a portfolio of seven entertainment channels, including TRUE CRIME, TRUE CRIME XTRA, LEGEND and LEGEND XTRA.
The U.K. portfolio of free to air advertising supported channels reaches viewers via the Sky, Virgin Media, Freesat and Freeview, Freely and other associated IP platforms and on demand via the WATCH FREE UK AVOD player available from Freesat, Freeview Play and YouView, Freely, Virgin Media, web and downloadable via iOS, Android, and device/manufacturer stores. A significant part of AMCNI U.K.’s content library is also available via AVOD partnerships and FAST channels with major streaming platforms such as ITVx, 5 Stream, Amazon Prime, Pluto TV, Rakuten TV and Samsung TV.
◦Central and Northern Europe (“CNE”) – AMCNI CNE broadcasts and distributes thematic television channels in the Central European region with 39 linear feeds among 13 brands in 15 languages and three streaming products. The current linear portfolio includes television channels in a broad variety of genres including film and series, kids, infotainment, and sports.

▪ Jim Jam is a pre-school kids channel focused on education, providing a stimulating, engaging and safe environment for 2-5 year olds and contributing to their social, intellectual, and emotional development by providing learning through fun. Jim Jam is available in over 60 EMEA countries and its content includes Bing, Fireman Sam, Thomas and Friends, and Caillou.
▪ Sport 1 and Sport 2 are basic cable channels that broadcast European football, European Handball, NBA and ice hockey among other live sports events.
◦Southern Europe (“SE”) – AMCNI SE offers a portfolio of thematic channels and services in Iberia, distributing 18 pay-TV channels and six SVOD services in Spain, including AMC+. AMCNI SE also launched four new pay-TV channels and six pop-up channels in Spain in 2025. In Portugal, AMCNI SE distributes five pay-TV channels directly and five pay-TV channels and one SVOD service through its joint venture with NOS, Dreamia, which delivers channels including Canal Hollywood, Canal Panda, Panda Kids, Biggs, Blast, Casa e Cozinha, and an over-the-top ("OTT") application called Panda+.
▪ Canal Hollywood is a pay-TV channel offering a wide selection of movies produced by major U.S. studios across a variety of genres, including comedy, drama, thriller, western, and science fiction.

◦Latin America (“LATAM”) – AMCNI LATAM is focused on Spanish and Portuguese speaking markets across Latin America and the Caribbean. The division has five channel brands (AMC, AMC Series, Film & Arts, Europa Europa and El Gourmet), which are all distributed across the main cable, satellite, and telco pay-TV operators across the region. The AMC Series linear channel was recently launched with more than 650 hours of AMC Studios original series, strengthening the position of AMC’s channel lineup offering in the region. The division also recently launched three FAST channels across the region.
▪ El Gourmet is a TV culinary destination for Latin American audiences that connects with its viewers by celebrating local traditions and featuring culinary experiences from all over the world. Its mission is to reunite family and friends around the table to make memorable life experiences. Launched over two decades ago, El Gourmet offers 100% of its content in Spanish, with over 75% original productions and more than 200 episodes premiering each year, showcasing some of the greatest celebrity cooks of this region.

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
Program Carriage
The Communications Act of 1934 and the FCC's program carriage rules prohibit distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Despite these rules, certain regulatory interpretations and court decisions make it more difficult for our programming networks to challenge a distributor’s decision to decline to carry one of our programming networks or discriminate against one of our programming networks.
Packaging Programming and Volume Discounts
The FCC from time to time examines whether to adopt rules restricting how programmers package and price their networks, or whether to impose other restrictions on carriage agreements between programmers and MVPDs. We do not currently require distributors to carry more than one of our domestic programming networks in order to obtain the right to carry a particular domestic programming network. However, we generally negotiate with a distributor for the carriage of all of our national networks concurrently, and we offer volume discounts to distributors who make our programming available to larger numbers of subscribers or who carry more of our programming networks.
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

Website, DTC Applications and Streaming Service Requirements
We maintain various websites, DTC applications and streaming services that provide information regarding our businesses and offer content for sale. The operation of these websites, DTC applications and services may be subject to a range of federal, state and local laws such as privacy, data security, accessibility, child safety, oversight of user-generated content, and consumer protection regulations. For example, most states have enacted laws that impose data security and security breach obligations, and frameworks regulating consumer privacy have been established and continue to evolve at the state level and overseas, including the GDPR in the European Union, the U.K. GDPR and Data Protection Act 2018 in the U.K., the CCPA, and other similar comprehensive privacy laws that have been enacted in other states. The GDPR, the CCPA and other state laws impose, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for violations. Certain privacy and data protection laws also impose or are expected to impose additional requirements relating to automated decision-making and profiling, including transparency and consent obligations, which could affect how AI-enabled tools are deployed. At the Federal level, our streaming services may in some cases be subject to the privacy requirements of the Video Privacy Protection Act (“VPPA”). In addition, the FCC from time to time considers whether some or all websites or DTC applications offering video programming should be considered MVPDs and regulated as such, which would increase our regulatory costs and obligations substantially.
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
Distribution of Programming Services
The business of distributing programming services to cable television systems and other MVPDs and licensing of original programming for distribution is highly competitive. Our programming services face competition from other programming networks and services for carriage by a particular MVPD, and for the carriage on the service tier that will attract the most subscribers. Once our programming service is selected by a distributor for carriage, that service competes for viewers not only with the other programming services available on the distributor's system, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment. The continued growth of subscription streaming services, such as Netflix and Amazon Prime Video, and the increased offerings by virtual MVPDs have increased the competition for audiences by providing an alternative to the traditional television content distribution model by changing when, where and how audiences consume video content.
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
HUMAN CAPITAL RESOURCES
We are passionate about creating and curating celebrated series and films across distinct brands that connect with passionate fans and audiences in meaningful ways. We believe one of the keys to our success and our ability to engage audiences in this way is the strength of our people and our culture. Our human capital management objectives include attracting, developing, motivating and retaining a high-performing workforce.
As of December 31, 2025, our global workforce included 1,738 employees, 1,675 of which are full-time employees. In addition, for certain of our productions, the Company, through in-house and third-party production service companies, engages the services of writers, directors, actors and various crew members who may be subject to certain specially negotiated collective bargaining agreements. Since these agreements are generally entered into on a project basis, negotiations occur on various agreements throughout the year. We believe that our relations with labor unions and our employees are generally good. Some examples of our human resources programs and initiatives are described below.
Employee Attraction, Retention and Training
Our Company has a proud legacy as the home to many of the greatest stories and characters in the history of TV and film. This history is imbued in our corporate culture and values and informs who we are and our mission to be a premier destination for passionate and engaged fan communities around the world. We aim to recruit and retain top talent that reflects the communities where we live and work and the global audiences who engage with our content, including building talent pipelines with entertainment and production organizations like the Handy Foundation, Group Effort Initiative, and Reel Works to support and train the next generation of storytellers. We intend to attract and retain talent by emphasizing our competitive rewards; offering opportunities that support employees’ professional growth and development; promoting ongoing learning at all levels; and through our commitment to fostering a positive, inclusive and collaborative corporate culture. We assess employee sentiment regularly through global employee engagement surveys to identify what we are doing well and what opportunities and challenges we should address. We also encourage frequent connection between managers and direct reports throughout the year as part of a robust talent management program to ensure employees are aligned on company and team goals, individual performance and business outcomes.
Health, Financial, Family and Wellbeing Benefits
Our benefit offerings provide robust and comprehensive options to our global workforce that support the health, financial needs and well-being of our employees. While offerings vary by location, in the U.S. they generally include: employee and family medical, dental and vision coverage; life and disability insurance coverage; vacation and paid family and medical leave; family planning and support resources such as adoption assistance, child/elder care, and college planning; retirement savings with a company match; tuition reimbursement; identity theft protection; auto, home and pet insurance; legal plans; accident, hospital and critical illness insurance; fitness programs; and employee assistance programs.
Compensation
Our approach to compensation is to pay competitively to local markets across departments, levels, and jobs. We apply our pay practices consistently among our employees to promote equitable compensation. We review compensation annually and have incorporated pay for performance concepts that incentivize and reward high-performing employees.
Learning & Development
Our talent management and development team promotes year-round learning opportunities for employees throughout the organization, including live and on-demand workshops and annual trainings across a variety of topics. We also partner with established industry organizations like CTAM, NAMIC and The WICT Network to provide development opportunities from leading educational institutions including the Harvard Business School, Stanford University and INSEAD. Additionally, we promote a workplace culture where everyone treats each other with kindness and respect, prioritizing the well-being and safety of our people, content and information through ongoing trainings covering anti-harassment and discrimination, inclusion and cultural awareness, information security and more.
Diversity and Inclusion
We seek to present programming that authentically speaks to and reflects the wide range of audiences we reach every day. We support opportunities for a broad range of voices to be represented in front of and behind the camera and to use our platforms to bring their visions to life. We encourage this through our "Future of Film" initiative, spotlighting works from emerging creative talents of all backgrounds. Additionally, we celebrate the diversity of our audiences through our ongoing heritage month and Future of Film collections on our targeted streaming services and programming events on our linear and FAST channels.
Community & Social Impact
Giving and social impact programs and initiatives are an important part of our culture. Through philanthropic efforts, local outreach and partnerships, we support causes aimed at making a difference in the communities where we live and work. In 2025, we matched employee donations in support of hundreds of causes on our online giving and volunteering platform, Give Back at AMCN. Through the platform, employees can research charitable organizations and make personal donations, which the Company matches. To help foster further community impact, the Company also provides every employee with annual time off to volunteer in support of charitable organizations.
AVAILABLE INFORMATION
Our corporate website is https://www.amcnetworks.com and the investor relations section of our website is located at https://investors.amcnetworks.com. We make available, free of charge through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). References to our website in this Annual Report on Form 10-K (this "Annual Report") are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.
We use the following, as well as other social media channels, to disclose public information to investors, the media and others:
•Our website (https://www.amcnetworks.com); and
•Our X (formerly Twitter) account (@AMC_Networks).
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
•Intense competition in the industries in which we operate;
•Ongoing changes in business strategy, including decisions to make investments in new business, products, services, technologies and other strategic activities;
•Our ability to adapt to new technological developments, including new content distribution platforms and the growing use of Artificial Intelligence and to changes in consumer behavior resulting from these new technologies;
•Consolidation among cable, satellite and telecommunications service providers;
•Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content;
•Litigation and other legal proceedings; and
•Impairment charges related to goodwill and other intangible assets.

Economic and Operational Risks
•Risks from doing business internationally;
•Continually evolving cybersecurity threats and other technology-related risks;
•The interruption or unavailability of third-party facilities, systems and/or software upon which we rely;
•Failure or disruption of our technology facilities or loss of access to third party satellites;
•The loss of any of our key personnel or artistic talent;
•Regulatory constraints or changes in the United States;
•Adverse regulation by foreign governments;
•Economic and financial problems in the United States or other parts of the world;
•The impact of the current administration’s tariffs, particularly those proposed for movies produced outside the United States;
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
Our business depends upon viewer preferences and audience acceptance of the programming on our networks and across our distribution platforms in the United States and internationally. These factors are often unpredictable and volatile, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in viewer preferences and/or interests in our markets. A change in viewer preferences has caused, and could in the future continue to cause, the audience for certain of our programming to decline, which has resulted in, and could in the future continue to result in, a reduction of advertising revenues and jeopardize our bargaining position with distributors. In addition, certain of our competitors have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests than we can.
The success of our business depends on original programming, and our ability to accurately predict audience response to such programming is particularly important. Because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business. We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition. We have incurred write-offs of program rights in the past, including $64.9 million for the year ended December 31, 2024 and $7.8 million for the year ended December 31, 2025, and may incur future program rights write-offs if it is determined that program rights have limited, or no, future usefulness.
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
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, our ratings would suffer, which will negatively affect advertising revenues, and we may have a diminished bargaining position with distributors, which could reduce our subscription and content licensing revenues. Linear television ratings have declined in recent years, which has adversely affected our advertising revenues and has contributed to adverse impacts on our results of operations. We cannot assure you that we will be able to maintain the success of any of our current programming or generate sufficient demand and market acceptance for our new programming.
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
Competition for programming has increased as the number of programming networks and streaming services has increased. Certain programming networks and streaming services that are affiliated with programming sources such as movie or television studios or film libraries have a competitive advantage over us. In addition to other media companies, such as Paramount Skydance Corporation and Warner Bros. Discovery, Inc., we also compete for programming with national broadcast television networks, local broadcast television stations, video on demand services and subscription streaming services, such as Netflix, Apple TV+ and Prime Video. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
We cannot assure you that we will ultimately be successful in producing or obtaining the quality programming our networks and streaming services need to be successful.
Increased programming costs have adversely affected and may continue to adversely affect our profits.
We produce original programming and other content and may continue to invest in this area, which involves significant costs. We also acquire programming and television series, as well as a variety of digital content and other ancillary rights from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original programming have been and are expected to continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed, and higher costs may lead to decreased profitability or potential write-downs. Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Apple TV+, and Prime Video, has increased our programming content costs.
We incur costs for the creative talent, including actors, writers and producers, who create our original programming. Some of our original programming has achieved significant popularity and critical acclaim, which has increased and could continue to increase the costs of such programming in the future. In addition, from time to time we have disputes with writers, producers and other creative talent over the amount of royalties and other payments (see Item 3, "Legal Proceedings" for additional information). We believe that disputes of this type are endemic to our business and similar disputes may arise from time to time in the future. Increases in the costs of programming have led to and may in the future lead to decreased profitability or otherwise adversely impact our business.
Although in some cases the financial commitment for original programming is partially offset by foreign, state or local tax incentives, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available, are reduced substantially, or cannot be utilized, we may incur higher costs in order to complete the production or produce additional seasons. If we are unable to produce original programming content on a cost-effective basis, our business, financial condition and results of operations may be materially adversely affected.
Changes in the operating environment of multichannel distributors, including declines in the number of subscribers, could have a material negative effect on our business and results of operations.
Our business derives a substantial portion of its revenues and income from cable television providers and other MVPDs. Subscription streaming services and virtual MVPDs have changed when, where and how audiences consume video content. These changes have significantly disrupted the traditional U.S. television industry, including by (i) undermining the traditional television content distribution model with subscription streaming services and virtual MVPDs, which are increasing in number and some of which have a significant and growing subscriber base, (ii) disrupting the traditional advertising-supported television model as a result of increased video consumption through subscription streaming services and virtual MVPDs with no advertising or less advertising than on television networks and (iii) shifting viewing from scheduled linear broadcasts to time-shifted and on-demand consumption. In part as a result of these changes, over the past years, the number of subscribers to traditional MVPDs in the United States has significantly declined and the linear U.S. television industry has experienced significant declines in ratings for programming, which has materially negatively affected subscription and advertising revenues, including ours. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers' expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. We have undertaken and continue to undertake efforts to respond to and mitigate the risks from these changes, however, the effectiveness of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not entirely within our control. We have incurred significant costs to implement our strategy and initiatives, and will continue to do so, and if these efforts are not successful, our competitive position, business and results of operations could be adversely affected.
Because a limited number of distributors account for a large portion of our business, failure to renew our programming networks' distribution agreements, renewal on less favorable terms or the termination of those agreements, either in the United States or internationally, could have a material adverse effect on our business.
Our programming networks depend upon agreements with a limited number of cable television system operators and other MVPDs. The loss of any significant distributor could have a material adverse effect on our results of operations.
Currently our programming networks have distribution agreements with staggered expiration dates through 2030. Failure to renew distribution agreements, renewal on less favorable terms (including with respect to price, packaging, positioning and other marketing opportunities) or the termination of distribution agreements could have a material adverse effect on our results of operations. A reduced distribution of our programming networks would adversely affect our affiliate revenues and impact our ability to sell advertising or the rates we charge for such advertising. Even if distribution agreements are renewed, there is no assurance that the renewal rates will equal or exceed the rates that we currently charge these distributors.
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
Our efforts to attract and retain streaming subscribers may not be successful, which may adversely affect our business.
Our ability to attract and retain subscribers depends in part on our ability to consistently provide compelling content choices and effectively market our streaming services, as well as provide a quality experience for subscribers. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. For example, we have in the past increased, and may in the future increase, prices for our streaming services, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We incur significant marketing expenditures to attract streaming subscribers, therefore retention of those subscribers is critical to our business model. We must continually add new subscriptions both to replace canceled subscriptions and to grow our streaming services beyond our current subscription base. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. In addition, certain streaming services such as Netflix, Disney+, Paramount+ and Prime Video offer or have expanded ad-supported tiers, which has further increased competition for streaming subscribers and advertising revenue. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our streaming services will be adversely affected.
Advertising market conditions in specific markets have caused and are expected to continue to cause our revenues and operating results to decline significantly in any given period.
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. Our advertising revenues were $581 million for the year ended December 31, 2025 compared to $677 million for the year ended December 31, 2024, a 14% decline. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.
In addition, the pricing and volume of advertising has been affected by shifts in spending away from more traditional media, toward online and mobile offerings, and toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which are not as advantageous to us as traditional advertising methods. The increased number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual MVPDs, which has caused, and is expected to continue to cause, audience ratings declines for our programming networks and has adversely affected the pricing and volume of advertising.
Advertising revenues are impacted by new technologies, and that impact has been and could continue to be significant. Since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the statistical sampling methods employed, we are subject to risks related to such statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Although audience measurement systems have evolved and improved to capture the viewership of programming across multiple platforms, they still do not fully capture all viewership across streaming and other digital platforms and advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. In addition, measurement providers may change their methodologies, data sources and panel/“big data” mixes, which could result in discontinuities or volatility in reported ratings and audience metrics (including declines in reported ratings) that may not correspond to actual changes in audience behavior. While Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification and viewership on tablets and smartphones, which continues to evolve, are presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues. In addition, in certain geographic regions, our ability to fully capture viewership information may be limited by local laws and regulations.
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
The industries in which we operate are highly competitive. Our programming networks and streaming services compete with other programming networks and other types of video programming services for marketing and distribution by cable and other MVPD systems and ultimately for viewing by their subscribers. We compete with other providers of programming networks for the right to be carried by a particular cable or other MVPD system and for the right to be carried by such system on a particular "tier" of service. The increasing offerings by virtual MVPDs through alternative distribution methods create competition for carriage on those platforms. Our programming networks and streaming services compete with other programming networks, streaming services and other sources of video content to secure desired entertainment programming.
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
We face significant competition for the development and production of original programming, including from, among others, media companies such as Paramount Skydance Corporation and Warner Bros. Discovery, Inc., and subscription streaming services such as Netflix, Apple TV+ and Prime Video, which has increased and is expected to continue to increase our content costs as creating competing high quality, original content requires significant investment. Additionally, new technological developments, including the development and use of generative artificial intelligence (“AI”) and large language model tools, are rapidly evolving. If our competitors gain an advantage by using such technologies to create, market, target or distribute content more efficiently or effectively, our ability to compete effectively and our results of operations could be adversely impacted. As competition for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we acquire or retain has increased and is expected to further increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty.
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
In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, subscription streaming services, other content distributors, aggregators and search providers create or acquire their own content, their competitive advantage could grow, which could adversely affect our ability to negotiate favorable terms for distribution or otherwise compete effectively in the delivery marketplace. Certain of our competitors also have preferential access to important technologies, customer data or other competitive information.
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
We have made, and expect to continue to make, changes to our business strategy to effectively respond to market and consumer changes that are subject to execution risk and there can be no assurance they will produce the anticipated benefits. As part of our business strategy, we have invested in, and expect to continue to invest in, new businesses, products, services, technologies and other strategic initiatives, including through acquisitions, and strategic partnerships and investments, and enter into restructurings, cost savings and other transformation initiatives. These investments and initiatives may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated expenses and liabilities; potential disruption to our business and operations; diversion of management’s attention; difficulty managing expanded operations; the loss or inability to retain key employees and creative talent; unanticipated challenges to or loss of our relationship with new or existing users, viewers, advertisers, suppliers, distributors and licensors; legal and regulatory limitations; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, there can be no assurance such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.
We may not be able to adapt to new technological developments, including new content distribution platforms and the growing use of AI, or to changes in consumer behavior resulting from these new technologies, which may adversely affect our business.
We must successfully adapt to technological advances in our industry, including alternative distribution platforms, viewing technologies, as well as the rising use of AI and large language model tools. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. New forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and is likely to continue to reduce demand for our traditional television offerings, potentially at an accelerating pace, and could reduce demand for the offerings of digital platforms and, in turn, reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as virtual MVPDs, video on demand, subscription streaming services, including services such as Netflix, Apple TV and Prime Video, and mobile devices. Connected TV devices and operating systems (including Roku) and gaming and other consoles such as Microsoft's Xbox have also established themselves as alternative providers of video services. Such changes have impacted and are expected to continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other MVPD systems which are almost entirely directed at television video delivery and by making advertising on our programming networks less valuable to advertisers. Additionally, the development and use of AI and machine learning technologies, including generative AI and large language models, in our industry are rapidly evolving, and the advantages and risks associated with their use remain uncertain. These technologies may create new competitive dynamics and lower barriers to entry for content creation, aggregation, discovery and distribution. They may also raise novel and evolving legal, regulatory and contractual issues, including with respect to intellectual property ownership and infringement, rights of publicity and privacy, and the use of protected works, performances, voices or likenesses. If we fail to effectively respond to these developments or adapt our content and distribution strategies to new technologies, our appeal to our targeted audiences would likely decline, our costs could increase, and our business and results of operations could be adversely affected.
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
The success of our businesses depends in part on our ability to maintain, protect and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States or that lack effective enforcement of such measures, including some of the jurisdictions in which we operate. The interpretation of copyright, data protection, privacy and other laws as applied to our content, and piracy detection and enforcement efforts, continue to evolve. The failure to strengthen, or the weakening of, existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value and our results of operations.
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
In accordance with U.S. GAAP, management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, including the continued decline of traditional linear television viewership and linear ad revenues, disruptions to our business, inability to effectively integrate acquired businesses, underperformance of our content, loss of significant customers or suppliers, unexpected significant changes or planned changes in use of the assets, including in connection with restructuring initiatives, divestitures and market capitalization declines could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to the annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. For example, during 2025 and 2024, we recorded $93.4 million and $370.7 million, respectively, of goodwill impairment charges, as well as $4.4 million of indefinite lived intangible asset impairment charges in 2025. These types of events could be an indicator of significant declines in the expected performance of our reporting units and could negatively affect our business.
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
•foreign currency exchange rate fluctuations and restrictions on currency conversion or remittances;
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
We maintain and transmit information, including confidential and proprietary information regarding our content, distributors, advertisers, viewers and employees, in digital form as necessary to conduct our business. We also rely on third-party vendors to provide certain services in connection with the storage, processing and transmission of digital information. Data maintained or transmitted in digital form is subject to the risk of, among other things, cybersecurity attacks, tampering, misappropriation, theft, destruction or unauthorized access. We develop and maintain systems to monitor and prevent cybersecurity incidents from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our third-party vendors' information technology and other systems that maintain and transmit consumer, distributor, advertiser, company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party provider, including as a result of employee error, social engineering, malware (including ransomware), viruses, hacking and phishing attacks, or otherwise. Hybrid work arrangements increase the risk of cyber incidents, including data breaches. Additionally, outside parties from time to time attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data or systems. Such attempts may become more sophisticated as threat actors increasingly use AI-enabled tools, including impersonation and manipulated audio or video content (“deepfakes”), to facilitate social engineering, credential compromise and fraud.
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
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, as amended by the California Privacy Rights Act ("CPRA"), provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
We also routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with customers, partners, employees, directors, independent contractors and vendors to secure transmission capabilities, use approved information technology systems, and protect against cyber incidents, but we do not have, and may be unable to put in place, secure capabilities with all of our customers, partners, employees, directors, independent contractors and vendors and we may not be able to ensure that these parties have appropriate controls in place to protect the confidentiality of the information or refrain from using unapproved systems. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
In addition, evolving regulations require us to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
Our programming is transmitted using technology facilities at certain of our subsidiaries. These technology facilities are used for a variety of purposes, including signal processing, program editing, promotions, creation of programming segments to fill short gaps between featured programs, quality control, and live and recorded playback. These facilities are subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facilities' services. We maintain a full-time disaster recovery site through a third-party service provider that is capable of providing simultaneous playout of AMC, BBCA, SundanceTV, IFC and We TV in the event of a disruption of operations at our main facility in Bethpage, NY. In the event of a catastrophic failure of the Bethpage facility, the third-party disaster recovery site can be operational on the satellite within one to two hours.
In addition, we rely on third-party satellites in order to transmit our programming signals to our distributors. As with all satellites, there is a risk that the satellites we use will be damaged as a result of natural or man-made causes, or will otherwise fail to operate properly. Although we maintain in-orbit protection providing us with back-up satellite transmission facilities should our primary satellites fail, there can be no assurance that such back-up transmission facilities will be effective or will not themselves fail. Further, there are a limited number of communications satellites available for the transmission of programming, those satellites may even be more limited in the future, and, in the event of a disruption, we may not be able to secure an alternate distribution source in a timely manner.
Any significant interruption at any of our technology facilities affecting the distribution of our programming, or any failure in satellite transmission of our programming signals, could have an adverse effect on our operating results and financial condition.
The loss of any of our key personnel or artistic talent could adversely affect our business.
We believe that our success depends to a significant extent upon the performance of our senior executives and other key employees and on our ability to identify, attract, hire, train and retain such personnel. We generally do not maintain "key man" insurance, and there is no assurance of the continued services of our senior executives or other key employees. In addition, we depend on the availability of third-party production companies to create some of our original programming. For certain of our productions, through in-house and third-party production service companies, we engage the services of writers, directors, actors and various crew members who are subject to certain specially negotiated collective bargaining agreements. While the Company was not significantly impacted by the 2023 Writers Guild of America and SAG-AFTRA strikes, any future labor disputes or a strike by one or more unions representing any of these parties who are essential to our original programming could have a material adverse effect on our original programming, disrupt our operations and reduce our revenues. The loss of any significant personnel or artistic talent, or our artistic talent losing their audience base, could also have a material adverse effect on our business.
Our business is limited by United States regulatory constraints which may adversely impact our operations.
We are subject to a variety of laws and regulations in the jurisdictions in which we or our partners operate. The broadcast and cable industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. See Item 1, "Business—Regulation" in this Annual Report. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our business, financial condition or results of operations. Furthermore, to the extent that regulations and laws, either presently in force or proposed or adopted in the future, hinder or stimulate the growth of the cable television, satellite or other MVPD industries, or seek to regulate the manner in which video content is distributed on websites or in DTC applications, our business could be affected. For instance, the FCC is currently evaluating whether to make certain spectrum that is used for programming delivery via satellite—known as “Upper C-band” spectrum—available for more intensive use by wireless services. If some or all of that spectrum is repurposed, satellite operators could be forced to relocate their operations or transition to alternative distribution mechanisms, both of which could adversely impact their ability to continue delivering programming. The FCC’s proceeding remains open, but the agency is required by Congress to repurpose the spectrum and auction it for wireless use by July 2027.
Our program services and online properties are also subject to a variety of laws and regulations, including those relating to content regulation, user privacy and data protection, consumer protection, intellectual property, content restrictions, child protection and accessibility. The United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. In particular, the legal and regulatory framework governing AI remains unsettled, and developments in this area may have an adverse impact on our business.
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
Existing or proposed legislation, regulations and frameworks could also significantly affect our business. For example, the E.U. GDPR imposes, among other things, stringent operational requirements for processors and controllers of personal data, including expansive disclosures about how personal information is to be used, and significant fines for non-compliance. Complying with these laws and regulations has been and could continue to be costly, could require us to change our business practices, or could limit or restrict aspects of our business in a manner adverse to our business operations. In particular, certain data privacy laws have required monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Many of these laws and regulations continue to evolve, and sometimes conflict among the countries in which we operate, and substantial uncertainty surrounds their scope and application. In addition, restrictions or increased requirements relating to cross-border data transfers and data localization may require changes to our systems, vendor relationships and business practices, including in connection with advertising, measurement and other digital operations, and may increase compliance costs. Our failure to comply with these laws and regulations could result in exposure to enforcement actions by foreign governments, as well as significant negative publicity and reputational damage.
Adverse changes in foreign rules and regulations could have a significant adverse impact on our profitability.
Economic and financial problems in the United States or in other parts of the world have in the past adversely affected and could in the future adversely affect our results of operations.
Our business is affected by prevailing economic and financial conditions in the United States and other countries where our networks are distributed, including financial instability, a general decline in economic conditions (including as a result of a pandemic or other health emergency), disruptions to financial markets, inflation, recession, high unemployment or geopolitical events (including the war between Russia and Ukraine as well as the Israel-Hamas conflict), potential disruptions arising from a

U.S. federal government shutdown or related fiscal uncertainty, political uncertainty, or fears about such events occurring. The adverse impact on our businesses of actual or perceived declines in economic conditions or a failure of conditions to improve as anticipated will depend, in part, on their severity and duration, and our ability to mitigate these impacts on our businesses is limited. The worsening of global economic conditions has in the past adversely affected, and could in the future adversely affect, our business, financial condition or results of operations, and worsening of economic conditions in certain specific parts of the world could impact the expansion and success of our businesses in such areas. Furthermore, some foreign markets in which we operate may be more adversely affected by worsening economic conditions than the United States or other countries. Adverse economic conditions have resulted in and could in the future result in advertisers reducing their spending on advertising and negatively affect the ability of those with whom we do business to satisfy their obligations to us, as well as consumer discretionary spending. In particular, periods of elevated interest rates, tighter credit conditions and reduced liquidity in the capital markets may increase financial pressure on distributors, advertisers and other counterparties, and may result in delayed payments, disputes, renegotiations, increased credit losses, insolvencies or other failures to perform under contractual arrangements.
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
The current administration has introduced tariffs that impact a number of industries, including announcing an intention to impose tariffs on movies produced outside the United States. Such tariffs, if imposed, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.
The current administration has introduced tariffs that impact a number of industries, including announcing an intention to impose tariffs on movies produced outside the United States. The U.S. tariff environment remains highly dynamic and the timing, scope and manner in which any such measures may be adopted or implemented (if at all) remain uncertain. Tariffs charged by other countries, included retaliatory tariffs, are also expected to evolve. As a result, we cannot predict the breadth of tariffs and related costs that will ultimately impact the Company, but if tariffs are imposed on production of content, including films and series, such costs could be substantial and have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. Based on the ultimate scope, nature and duration of any tariffs implemented, we may take various mitigating actions, such as making changes to our content production plans, which may not fully offset the impact of tariffs. We may also need to make material changes to how and where we produce and source programming, which could require significant changes to production schedules and locales, including access to local production tax credits, any of which could be material.
Fluctuations in foreign exchange rates have had and could have in the future an adverse effect on our results of operations.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which have had, and may in the future have, an adverse effect on our results of operations in a given period and could adversely affect our cash flows.
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
Cloud computing services provide a distributed computing infrastructure platform for business operations. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third party cloud providers. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Currently, we run the vast majority of our computing through these third parties' services. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from our third-party cloud providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our third-party cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of third-party cloud providers would impact our operations and our business.
Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency.
Pandemics, such as the COVID-19 pandemic, and public health emergencies have affected and may, in the future, adversely affect our businesses. During the COVID-19 pandemic, we experienced adverse advertising sales impacts and suspended content production, which led to delays in the creation and availability of substantially all of our programming. In the event of a future pandemic or other public health emergency, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions, the impact on our businesses could be exacerbated. In addition, remote work arrangements heighten the operational risks, including cybersecurity risks, to which we are subject.
We cannot reasonably predict the ultimate impact of any future pandemic or public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic or public health emergency, the impact of governmental regulations that may be imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions.
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
Although a portion of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income since we are a U.S. corporation, resulting in a potentially higher effective tax rate for the Company. This includes (i) what is referred to as "Subpart F Income," which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income and (ii) what is referred to as “global intangible low-taxed income,” ("GILTI"), which generally equals certain foreign earnings in excess of 10 percent of the foreign subsidiaries’ tangible business assets. On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law which made several modifications to the GILTI tax regime, now referred to as “net controlled foreign corporation tested income”, including, but not limited to, removing the 10 percent deduction related to a taxpayer’s tangible business assets. The changes are not effective until tax years beginning after December 31, 2025.
While we may mitigate any potential negative impacts of the aforementioned regimes through claiming a foreign tax credit against our U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result if we incur losses in non-U.S. subsidiaries that are not available to offset U.S. taxable income (or otherwise are not currently deductible for U.S. tax purposes).

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
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in 2024 and the minimum tax requirement has not had a material impact upon the Company's results of operations or financial position.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2025, our consolidated financial statements included approximately $3.9 billion of consolidated total assets, of which approximately $0.4 billion were classified as intangible assets. Intangible assets primarily include affiliation agreements and affiliate relationships, advertiser relationships, trademarks and goodwill. While we believe that the carrying values of our intangible assets are recoverable, there is no assurance that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.
Risks Relating to Our Debt
Our substantial long-term debt and high leverage could adversely affect our business.
We have a significant amount of long-term debt. As of December 31, 2025, we had $1.8 billion principal amount of total long-term debt (excluding finance leases), comprised of $83 million of senior secured debt under our Credit Facility, $875 million of senior secured notes due 2029 (the "2029 Secured Notes"), $400 million of senior secured notes due 2032 (the "2032 Secured Notes"), $277 million of senior unsecured notes due 2029 and $144 million of convertible senior notes due 2029.
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
If we cannot make scheduled payments on our debt, we will be in default and, the holders of our senior notes and convertible senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facility could terminate their commitments to loan money, lenders under, or holders of, our secured debt (including our 2029 Secured Notes, our 2032 Secured Notes and any borrowings outstanding under the Credit Facility) could, in certain situations, foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.
We will need to refinance our existing indebtedness as it matures, and we do not expect to generate sufficient cash from operations to repay at maturity our outstanding debt obligations. For example, we have $1.3 billion of notes due in 2029 that we will need to repay and/or refinance. As a result, we will be dependent upon our ability to access the capital and credit markets. Market conditions, including further changes in interest rates, as well as our financial condition at the time of a refinancing, may increase the risk that the terms of any refinancing will not be as favorable as the terms of the existing debt (including agreeing to more restrictive covenants on our business or needing to provide collateral securing the debt), or that we may not be able to refinance the existing debt at all. Failure to raise significant amounts of funding to repay these obligations at maturity on terms favorable to us, or at all, could adversely affect our business. If we are unable to raise such amounts, we would need to take other actions including reducing investments in new programming, selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash, any of which could adversely impact our business and financial condition. The Credit Facility and indentures governing our notes restrict, and market or business conditions may limit, our ability to do some of these things. See “The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.”
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
Risks Relating to Our Controlled Ownership
We are controlled by the Dolan family and trusts for their benefit, which may create certain conflicts of interest. In addition, as a result of their control, the Dolan family and trusts for their benefit have the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board of Directors.
•Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remainder of our Board of Directors.
As of December 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively "the Dolan Family Group"), collectively owned all of our Class B Common Stock, approximately 4% of our outstanding Class A Common Stock and approximately 79% of the total voting power of all our outstanding common stock (in each case, inclusive of RSUs vesting within 60 days of December 31, 2025) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own 83% of the outstanding Class B Common Stock. The trustees of the Excluded Trusts are members of the Dolan family. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the "Stockholders Agreement") that has the effect of causing the voting power of holders of our Class B Common Stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock.
Shares of Class B Common Stock owned by Excluded Trusts will, on all matters, be voted on in accordance with the determination of the Excluded Trusts holding a majority of our Class B Common Stock, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of our Class B Common Stock owned by Excluded Trusts is required.
Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (other than the Excluded Trusts) are to be voted, on all matters, in accordance with the determination of the Dolan Family Committee. The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. Each member of the Dolan Family Committee has one vote. The Dolan Family Group, which includes the Excluded Trusts, is able to prevent a change in control of the Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group.
The Dolan Family Group (including the Excluded Trusts), by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock, and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of Class B Common Stock.
As a result, the Dolan Family Group, which includes the Excluded Trusts, also has the power to prevent such issuance or amendment.
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with the Dolan family, including the Dolan Siblings, certain Dolan family interests and the Dolan Family Foundation that provide them with "demand" and "piggyback" registration rights with respect to approximately 12.8 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain executives and directors with Sphere Entertainment Co. ("Sphere Entertainment"), Madison Square Garden Sports Corp. ("MSGS") and Madison Square Garden Entertainment Corp. ("MSGE"), which may give rise to conflicts.
We share two executives with MSGS, MSGE and Sphere Entertainment (each, an "Other Entity" and, collectively the "Other Entities"): Gregg G. Seibert, serves as a Vice Chairman of the Company and as a Vice Chairman of the Other Entities, and David Granville-Smith, serves as an Executive Vice President of the Company and as an Executive Vice President of MSGS and Sphere Entertainment. Each of the Other Entities and the Company are affiliates by virtue of being under common control of the Dolan family and Excluded Trusts. As a result, they will not be devoting their full time and attention to the Company's affairs. Five members of our Board of Directors, including our Chairman, are directors of MSGS, three members of our Board of Directors, including our Chairman, are directors of MSGE and five members of our Board of Directors, including our Chairman, are directors of Sphere Entertainment. In addition, the Company’s Chief Executive Officer, Kristin Dolan, also serves as a director of Sphere Entertainment. These directors and officers may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on one hand, and an Other Entity, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for us and for the Other Entity. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between the Other Entities and us. In addition, certain of our directors and officers own stock, restricted stock units and options to purchase stock in one or more of the Other Entities, as well as cash performance awards with any payout based on the performance of one or more of the Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and one or more of the Other Entities. See "Transactions with Related Parties and Related Party Transaction Approval Policy" in

our latest proxy statement filed with the SEC for a description of our related party transaction approval policy that we have adopted to help address such potential conflicts that may arise.
Our overlapping directors and executives with the Other Entities may result in the diversion of corporate opportunities to and other conflicts with the Other Entities and provisions in our governance documents may provide us no remedy in that circumstance.
Our articles of incorporation acknowledge that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSGS, MSGE, Sphere Entertainment or their respective subsidiaries and that we may engage in material business transactions with such entities (the applicable provisions of the articles of incorporation, the "Overlap Provisions"). The Company has renounced its rights to certain business opportunities and the Overlap Provisions provide that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of an Other Entity or any subsidiary of an Other Entity will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to the Other Entity or any of its subsidiaries, or does not refer or communicate information regarding such corporate opportunities to the Company. The Overlap Provisions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Cybersecurity threats continue to evolve, including through the increasing use of artificial intelligence and machine learning techniques to automate or enhance phishing, social engineering, and other malicious activity. The Audit Committee of our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats and incidents. Our policies, processes and procedures include, among other things, annual external penetration testing using an experienced third-party company; a cybersecurity incident response and recovery plan; periodic and ongoing security awareness training for employees; the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; cryptography and encryption; data erasure and media disposal, regular data backups and restoration processes; and mechanisms to detect and monitor unusual network activity. The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment and provide contractual assurances relating to their security responsibilities, controls, reporting, and roles and responsibilities with regard to cybersecurity. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board of Directors in a timely manner. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.
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
Our Audit Committee takes the lead on behalf of our Board of Directors in monitoring risk management, which includes overseeing the Company’s management of its cybersecurity and data privacy. The Audit Committee meets on a quarterly basis with our General Counsel, Chief Technology Officer and Chief Financial Officer, who provide quarterly reports concerning the Company’s information security and cybersecurity risks.
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

Item 2. Properties.
As of December 31, 2025, we leased approximately 713,000 square feet of space in the United States under lease arrangements with remaining terms through 2033. Our lease arrangements currently include approximately 326,000 square feet of office space at 11 Penn Plaza, New York, NY 10001. Pursuant to a recent lease agreement, this space will be reduced to 178,000 square feet effective May 1, 2026, and the lease term will be extended through September 2032. This office space serves as our corporate headquarters and principal business location of our Company.
Our lease arrangements also include approximately 67,000 square-feet of space for our broadcasting and technology operations in Bethpage, New York with a term through 2029. In addition, we lease other properties in New York, California, Georgia, Florida, Texas, Maryland and Illinois.
We lease approximately 157,000 square feet of space outside of the U.S., including in Spain, Hungary and the U.K. that support our international operations.
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On February 25, 2025, the Plaintiffs filed an amended complaint adding two claims for the alleged breach of the MFN provisions of their contracts based on certain agreements the Company entered into with another profit participant and a claim for breach of the implied covenant of good faith and fair dealing. On March 14, 2025, the Company filed its answer to the amended complaint. On November 5, 2025, the Company filed a motion for summary judgment seeking dismissal of all the claims in the MFN Litigation. The Plaintiffs’ opposition to the Company’s motion was filed on December 4, 2025 and the Company’s reply was filed on December 22, 2025. The parties are also completing limited remaining expert and fact discovery. As a result of a Court order extending the case deadlines, the trial for this matter, previously scheduled for March 26, 2026, has been rescheduled to April 21, 2026. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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
Performance Graph
The following graph compares the performance of the Company's Class A Common Stock with the performance of the Russell 2000 Index (the "Russell 2000") and a peer group (the "Peer Group Index") by measuring the changes in our Class A Common Stock prices from December 31, 2020 through December 31, 2025. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Warner Bros. Discovery, Inc., the Walt Disney Company, Fox Corporation, Lions Gate Entertainment Corporation, Nexstar Media Group, Inc., Roku, Inc., Paramount Skydance Corporation and Starz Entertainment Corp. (included from May 7, 2025, when trading began). The chart assumes $100 was invested on December 31, 2020 in each of: i) Company's Class A Common Stock, ii) the Russell 2000 and iii) in this Peer Group weighted by market capitalization.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
AMC Networks Inc.
Russell 2000 Index
Peer Group

	INDEXED RETURNS Period Ended
Company Name / Index	Base Period 12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
AMC Networks Inc.	100	96.28	43.81	52.53	27.68	26.61
Russell 2000 Index	100	114.82	91.35	106.82	119.14	134.40
Peer Group	100	86.09	47.10	50.91	59.91	75.65
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of February 4, 2026, there were 465 holders of record of our Class A Common Stock and 31 holders of record of our Class B Common Stock.
The following table provides information with respect to shares of common stock that we repurchased during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2025 to October 31, 2025	—	$—	—	$124,925,858
November 1, 2025 to November 30, 2025	408,568	$8.11	408,568	$121,610,489
December 1, 2025 to December 31, 2025	446,124	$9.46	446,124	$117,390,414
Total	854,692		854,692
_____________
(1) The Company's Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock (the "Stock Repurchase Program"). The authorization of up to $500 million was announced on March 7, 2016, an additional authorization of $500 million was announced on June 7, 2017, and an additional authorization of $500 million was announced on June 13, 2018. The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the year ended December 31, 2025, the Company repurchased 2.4 million shares of its Class A Common Stock at an average purchase price of $7.29 for aggregate consideration of $18.0 million.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2025 and 2024. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International. Analysis of our results of operations, on both a consolidated and segment basis, for the year ended December 31, 2023, including a comparison of 2024 to 2023, is included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of December 31, 2025 as well as an analysis of our cash flows for the years ended December 31, 2025 and 2024. The discussion of our financial condition and liquidity also includes a summary of our primary sources of liquidity. Analysis of our cash flows for the year ended December 31, 2023 is included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies and Estimates. This section provides a discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income (loss) and adjusted operating income ("AOI")(1), for the periods indicated.

(In thousands)	Year Ended December 31,		Change
	2025	2024	2025 vs. 2024
Revenues, net	$2,311,801	$2,421,314	(4.5)%
Operating Income (Loss)	$133,322	$(39,600)	n/m
Adjusted Operating Income	$411,874	$562,573	(26.8)%
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
(1) Adjusted Operating Income is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section in this MD&A for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.
Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBCA, IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and All Reality). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes Independent Film Company, RLJE Films and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMCNI, our international programming businesses consisting of a portfolio of channels distributed around the world.
Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) subscription revenues in connection with the distribution of our programming through our programming networks and streaming services, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of Independent Film Company.

In the first quarter of 2025, the Company updated the definition of "aggregate paid subscribers" and the definitions of "affiliate revenues" and "streaming revenues". These changes have no effect on the Company's consolidated financial statements or results of operations, or operating segment results. The impact of these changes to historical affiliate revenues and streaming revenues is not material. The new definitions are as follows:
Streaming subscriber (previously "aggregate paid subscriber"): A subscriber who registers on an a la carte basis and from whom we receive a fee, for one of our streaming services directly through our direct-to-consumer applications or indirectly through one of our streaming platform arrangements. This definitional change resulted in the exclusion of subscribers from our count who received access to our streaming services from distributors through a video package that also included access to our programming networks. Subscribers in this Annual Report on Form 10-K reflect our updated definition.
The following table sets forth our streaming subscribers, presented under both the old definition of "aggregate paid subscriber" and the new definition of "streaming subscriber" as of each date indicated:

(in thousands)	December 31, 2024	December 31, 2023
As originally reported (a)	12,388	11,443
Adjustments (b)	(1,971)	(1,306)
Recast (c)	10,417	10,137
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
Substantially all of our subscription revenues are based on a per subscriber fee. The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our programming networks and streaming services. Subscription revenues are generally based on the impact of renewals of distributor agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our services are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make upfront payments to a distributor which we record as deferred carriage fees and which are amortized as a reduction of revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than subscription revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met and is subsequently recognized either when we provide the required additional advertising time or the guarantee obligation contractually expires. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Our domestic programming networks have advertisers representing companies in a broad range of sectors, including the automotive, restaurants/food, health, technology and telecommunications industries. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which is directly related to the overall distribution of our programming, penetration of our services on various digital platforms such as AVOD and FAST services, integration of our advanced advertising products, and the popularity (including within desirable demographic groups) of our services as measured by Nielsen.
Content licensing revenue is earned from the licensing of original programming for digital, foreign and home video distribution and is recognized upon availability or distribution by the licensee, and, to a lesser extent, is earned through the distribution of AMC Studios produced series to third parties. Content licensing revenues vary based on the timing and availability of programming to distributors.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no material program rights write-offs included in technical and operating expense for the year ended December 31, 2025. There were program rights write-offs of $20.0 million included in technical and operating expense for the year ended December 31, 2024 for programming that was substantively abandoned. For the year ended December 31, 2024, there were also $44.2 million of program write-offs recorded to restructuring and other related charges in connection with the Company's strategic programming assessments.
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
Content expenses and programming operating costs primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear AMCNI channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a group is less than its unamortized cost, we will write off the excess to technical and operating expenses in the consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. There were no material programming write-offs included in technical and operating expense for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, $6.7 million of program write-offs were recorded to restructuring and other related charges, primarily related to the wind-down of a U.K. joint venture.
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
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, which can impact, among other things, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, with both suppliers and customers. Additionally, macroeconomic and geopolitical risks, particularly high inflation and interest rates, as well as potential or implemented tariffs and changes to the U.S. and other countries' trade policies, and uncertainty regarding further changes to any of the foregoing, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
Capital and credit market disruptions, as well as other events such as pandemics or other health emergencies, inflation, tariffs and changes to the U.S. and other countries' trade policies, international conflict and recession, have in the past caused and could in the future cause market volatility and economic downturns, which have led and may lead to lower demand for our products, such as lower demand for television advertising and a decrease in the number of subscribers receiving our programming services. Events such as these have in the past adversely impacted, and may in the future adversely impact, our results of operations, cash flows and financial position.

Consolidated Results of Operations
The amounts presented and discussed below represent 100% of each operating segment's revenues, net and expenses. Where we have management control of an entity, we consolidate 100% of such entity in our consolidated statements of income (loss) notwithstanding that a third-party owns an interest in such entity. The noncontrolling owner's interest in the operating results of consolidated subsidiaries are reflected in net income or loss attributable to noncontrolling interests in our consolidated statements of income (loss).
Years Ended December 31, 2025 and 2024
The following table sets forth our consolidated results of operations for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2025	2024	2025 vs. 2024
Revenues, net:
Subscription	$1,453,240	$1,472,051	(1.3)%
Advertising	580,795	676,634	(14.2)%
Content licensing and other	277,766	272,629	1.9%
Total revenues, net	2,311,801	2,421,314	(4.5)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,141,393	1,132,593	0.8%
Selling, general and administrative	818,341	781,329	4.7%
Depreciation and amortization	94,425	98,015	(3.7)%
Impairment and other charges	97,784	399,513	(75.5)%
Restructuring and other related charges	26,536	49,464	(46.4)%
Total operating expenses	2,178,479	2,460,914	(11.5)%
Operating income (loss)	133,322	(39,600)	n/m
Other income (expense):
Interest expense	(172,353)	(166,186)	3.7%
Interest income	27,746	36,803	(24.6)%
Gain (loss) on extinguishment of debt, net	129,800	(105)	n/m
Miscellaneous, net	29,483	(5,409)	n/m
Total other income (expense)	14,676	(134,897)	n/m
Net income (loss) from operations before income taxes	147,998	(174,497)	n/m
Income tax expense	(46,226)	(43,490)	6.3%
Net income (loss) including noncontrolling interests	101,772	(217,987)	n/m
Net income attributable to noncontrolling interests	(12,372)	(8,559)	44.5%
Net income (loss) attributable to AMC Networks' stockholders	$89,400	$(226,546)	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.

Revenues
Subscription revenues decreased 0.8% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 4.3% in our International segment primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the favorable impact of foreign currency translation. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.
Advertising revenues decreased 15.1% in our Domestic Operations segment primarily due to linear ratings declines and lower marketplace pricing. Advertising revenues decreased 9.8% in our International segment primarily due to the recognition of retroactive adjustments reported by a third party for $20.8 million in 2024 partially offset by the impact of higher pricing in the U.K. linear advertising markets. Despite the increase in our International segment in 2025 (excluding the impact of retroactive adjustments reported by a third party in 2024), we generally expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.

Content licensing and other revenues increased primarily due to the timing and availability of deliveries in the period, including the sale of our music catalog during the second quarter of 2025 and revenues earned in connection with our role as executive producer of Silo, a series originally produced by AMC Studios for a third party. These increases were offset by the prior year beneficial impact of the sale of our rights and interests to Killing Eve in the first quarter of 2024 and lower licensing sales from The Walking Dead Universe portfolio of shows in 2025. We expect content licensing revenues to vary in 2026 based on the timing and availability of our programming to distributors.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses primarily consist of content expenses, which include the amortization of program rights, such as those for original programming, feature films and licensed series, and participation and residual costs. Technical and operating expenses also include other direct programming costs, such as distribution and production related costs and program delivery costs, such as transmission, encryption, hosting, and formatting.
There may be significant changes in the level of our technical and operating expenses due to original programming costs and/or content acquisition costs. As competition for programming increases, costs for content acquisition and original programming are expected to increase.
Technical and operating expenses (excluding depreciation and amortization) increased 0.4% in our Domestic Operations segment primarily due to higher residuals costs and higher other direct programming costs, partially offset by a decrease in program rights amortization. Technical and operating expenses (excluding depreciation and amortization) decreased 2.1% in our International segment primarily due to lower program rights amortization, partially offset by the unfavorable impact of foreign currency translation.
Selling, general and administrative expenses
Selling, general and administrative expenses for our operating segments primarily consist of sales, marketing, research and advertising expenses, employee related costs (excluding share-based compensation), costs of non-production facilities, and an allocation of certain corporate overhead costs. Selling, general and administrative expenses on a consolidated basis also include share-based compensation and executive management and administrative support services not allocated to our operating segments, such as executive salaries and benefits costs, costs of maintaining our corporate headquarters, facilities and common support functions.
There have been and may continue to be significant changes in the level of our selling, general and administrative expenses due to the timing of promotions and marketing of original programming series.
Selling, general and administrative expenses increased 6.6% in our Domestic Operations segment primarily due to higher marketing expenses, mainly driven by increased paid media spend for AMC+, and an increase in legal costs related to the MFN Litigation. Selling, general and administrative expenses increased 3.4% in our International segment primarily due to the unfavorable impact of foreign currency translation, partially offset by lower selling expenses, including commissions, and lower marketing costs.
Corporate overhead costs not allocated to our operating segments remained consistent with prior year, increasing 0.8% to $120.6 million.
Impairment and other charges
Year ended December 31, 2025
Impairment and other charges of $97.8 million for the year ended December 31, 2025 primarily consisted of a $93.4 million goodwill impairment charge for the AMCNI reporting unit and a $4.4 million impairment charge for our indefinite-lived intangible assets related to SundanceTV trademarks.
In December 2025, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value reflects current and expected trends across the media industry, including continued softness across the international television broadcasting markets resulting in lower expected future cash flows incorporated into the fourth quarter preparation of our budget and long-range plan, as well as a decrease in the valuation multiples used to estimate fair value using the market approach. As a result, we recognized an impairment charge of $93.4 million related to the AMCNI reporting unit.

In December 2025, in connection with the preparation of our fourth quarter financial information, we performed our annual indefinite-lived intangible asset impairment test and concluded that the estimated fair value of the SundanceTV trademarks was less than their carrying amount. The decrease in the estimated fair value reflected current and expected trends across the media industry, including continued softness in the domestic linear marketplace. As a result, we recognized an impairment charge of $4.4 million related to the SundanceTV trademarks.
Year ended December 31, 2024
Impairment and other charges of $399.5 million for the year ended December 31, 2024 primarily consisted of a $268.7 million goodwill impairment charge for the Domestic Operations reporting unit, $102.0 million of goodwill impairment charges for the AMCNI reporting unit, and $29.2 million of long-lived asset impairment charges at BBCA.
In December 2024, in connection with the preparation of our fourth quarter financial information, we performed our annual goodwill impairment test and concluded that the estimated fair values of the Domestic Operations and AMCNI reporting units declined to less than their carrying amounts. The decrease in the estimated fair values reflected current and expected trends across the media industry, including continued softness in the domestic linear marketplace and across the international television broadcasting markets, resulting in lower expected future cash flows, as well as a decrease in the valuation multiples used to estimate fair values using the market approach for the Domestic Operations reporting unit. As a result, we recognized impairment charges of $268.7 million related to the Domestic Operations reporting unit and $34.0 million related to the AMCNI reporting unit.
During the second quarter of 2024, we determined that a triggering event had occurred with respect to our decline in stock price, which required an interim goodwill impairment test to be performed. Accordingly, we performed quantitative assessments for all reporting units. Based on the valuations performed, we concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. As a result, we recognized an impairment charge of $68.0 million related to the AMCNI reporting unit.
Additionally during the second quarter of 2024, given continued market challenges and linear declines, we determined that sufficient indicators of potential impairment of long-lived assets existed at BBCA, and concluded that the carrying amount of the BBCA asset group was not recoverable. The carrying value of the BBCA asset group exceeded its fair value, and accordingly an impairment charge of $15.7 million was recorded for identifiable intangible assets and $13.5 million for other long-lived assets, which is included within the Domestic Operations operating segment.
Restructuring and other related charges
Year ended December 31, 2025
Restructuring and other related charges were $26.5 million for the year ended December 31, 2025, $17.5 million of which related to our AMCNI Plan designed to achieve cost reductions and streamline operations including channel re-branding and a reduction of workforce in Southern Europe, the wind-down of a U.K. joint venture, and a voluntary buyout program for employees in Argentina.

We also recognized $9.0 million of restructuring charges domestically, primarily comprised of $11.9 million of severance charges in connection with our voluntary buyout program for U.S. employees which is expected to result in modifications to the organizational structure and reduced employee costs. These charges were partially offset by a credit to restructuring expense in connection with the portion of office space that we previously vacated in 2023.
Year ended December 31, 2024
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
Operating income
The increase in operating income was primarily attributable to reduced impairment and restructuring charges of $301.7 million and $22.9 million, respectively, partially offset by a decrease in revenues of $109.5 million and an increase in selling, general and administrative expenses of $37.0 million.

Interest expense
The increase in interest expense was primarily due to an increase in average interest rates associated with the July 2025 issuance of our 10.50% Senior Secured Notes due 2032 (the "2032 Secured Notes") and the April 2024 issuance of our 10.25% Senior Secured Notes due 2029 (the "2029 Secured Notes") to refinance our 4.25% Senior Notes due 2029 ("Senior Notes") and 4.75% Senior Notes due 2025, respectively, and the impact of a full year of interest expense for our 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") that were issued in June 2024, partially offset by the impact of lower outstanding balances under our Term Loan A Facility (as defined below) and Senior Notes.
Interest income
The decrease in interest income was primarily attributable to lower interest rates for our money market fund accounts, lower interest income recognized in correlation with the reduction in long-term content licensing receivables, and interest received in connection with retroactive adjustments reported by a third party during 2024.
Gain (loss) on extinguishment of debt, net
Year ended December 31, 2025
In July 2025, we completed a cash tender offer to repurchase $600.0 million of our Senior Notes at a discount of $111.0 million, and retired the tendered Senior Notes. The discount, net of a $5.2 million write-off of unamortized discount and deferred financing costs associated with the Senior Notes along with $1.7 million of additional expenses associated with the tender offer, was recognized as a gain on extinguishment of debt in the consolidated statements of income (loss). During 2025, we also repurchased $108.3 million principal amount of our outstanding Senior Notes through open market repurchases, at discounts totaling $28.2 million, and retired the repurchased Senior Notes. We recorded $27.2 million in gains after reflecting the discounts, net of $1.0 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.
In October 2025, we entered into Amendment No. 5 ("Amendment No. 5") to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017 (as amended to date and by Amendment No. 5, the "Credit Agreement"). We continue to maintain $175.0 million of commitments under the revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”). Pursuant to Amendment No. 5, the maturity date of $111.8 million of such commitments was extended to the earlier of (i) October 29, 2030 and (ii) the date that is 90 days prior to the maturity date of any capital markets indebtedness of AMC Networks with an aggregate outstanding principal amount exceeding $50.0 million. The remaining $63.2 million of commitments under the Revolving Credit Facility retained their existing maturity date of April 9, 2028.
Additionally, we repurchased and permanently retired term loans held by certain lenders that consented to the maturity extension noted above, in an aggregate principal amount equal to $165.7 million, at a price equal to the principal amount thereof plus accrued and unpaid interest. The remaining $85.6 million principal amount, $2.8 million of which was subsequently repaid during the fourth quarter of 2025 in accordance with the revised contractual payment schedule, retained their existing maturity date of April 9, 2028.
In connection with the partial prepayment of the Term Loan A Facility, we recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which was recognized as a loss on extinguishment of debt in the consolidated statements of income (loss).
Year ended December 31, 2024
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
In April 2024, we entered into Amendment No. 3 to the Credit Agreement. In connection with Amendment No. 3, we made a $165.6 million partial prepayment of the Term Loan A Facility, bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In connection with the partial prepayment of the Term Loan A Facility and reduction of the revolving loan commitments, we recorded a charge of

$1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which was recognized as a loss on extinguishment of debt in the consolidated statements of income (loss).
Miscellaneous, net
The increase in miscellaneous, net was primarily related to the impact of foreign currency fluctuations, increased earnings from equity-method investments, and the impact in the prior year of costs incurred in connection with the second quarter 2024 refinancing transactions.
Income tax expense
Income tax expense was $46.2 million for 2025 on income from operations before income taxes of $148.0 million, representing an effective tax rate of 31%. The effective tax rate differs from the federal statutory rate of 21% due primarily to (i) a tax benefit of $17.8 million with respect to a reversal of a deferred tax liability resulting from an ownership interest change of RLJ Entertainment, (ii) a tax benefit related to foreign operations of $15.1 million, (iii) tax expense of $20.4 million resulting from a net increase in valuation allowances primarily related to foreign deferred tax assets and (iv) tax expense of $11.0 million primarily related to a write-down of a state investment tax credit receivable. Other items resulting in variances from the federal statutory rate of 21% primarily consist of (i) state and local income tax expense of $7.1 million, (ii) tax expense of $6.8 million resulting from non-deductible goodwill impairment charges and (iii) tax expense of $5.1 million related to non-deductible compensation expense.
Income tax expense was $43.5 million for 2024 on income (loss) from operations before income taxes of $(174.5) million, representing a negative effective tax rate. The effective tax rate differs from the federal statutory rate of 21% due primarily to (i) tax expense of $33.7 million related to a write-down of a state investment tax credit receivable, (ii) tax expense related to foreign operations of $18.9 million and (iii) tax expense of $16.0 million resulting from non-deductible goodwill impairment charges. Other items resulting in variances from the federal statutory rate of 21% primarily consist of (i) tax expense of $8.1 million related to the expiration of foreign tax credits, (ii) tax expense of $4.5 million related to non-deductible compensation expense, (iii) state and local income tax expense of $1.2 million and (iv) a tax benefit of $2.2 million resulting from a net decrease in valuation allowances primarily related to foreign deferred tax assets.

Segment Results of Operations
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use segment adjusted operating income as the measure of profit or loss for our operating segments. See the "Non-GAAP Financial Measures" section below for our definition of Adjusted Operating Income and a reconciliation from Operating Income to Adjusted Operating Income on a consolidated basis. The segment financial information set forth below, including the discussion related to the individual line items, does not reflect inter-segment eliminations unless specifically indicated.
Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2025	2024	2025 vs. 2024
Revenues, net:
Subscription	$1,264,823	$1,275,127	(0.8)%
Advertising	476,745	561,301	(15.1)%
Content licensing and other	272,402	276,561	(1.5)%
Total revenues, net	2,013,970	2,112,989	(4.7)%
Technical and operating expenses (excluding depreciation and amortization)(a)	994,707	990,434	0.4%
Selling, general and administrative expenses(b)	552,844	518,654	6.6%
Majority-owned equity investees AOI	23,744	15,678	51.4%
Segment adjusted operating income	$490,163	$619,579	(20.9)%
(a) Technical and operating expenses excludes cloud computing amortization
(b) Selling, general and administrative expenses excludes share-based compensation expenses and cloud computing amortization
Revenues
Subscription revenues decreased due to a 12.5% decline in affiliate revenues, partially offset by a 12.3% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services.
Subscription revenues include revenues related to the Company's streaming services of $677.0 million and $603.0 million for 2025 and 2024, respectively. Streaming subscribers were 10.4 million at December 31, 2025 and December 31, 2024.
The following table presents subscriber information for our domestic programming networks at December 31, 2025 and 2024:

	Estimated U.S. Subscribers as measured by Nielsen
(In thousands)	December 31, 2025	December 31, 2024
Domestic Programming Networks:
AMC	54,600	59,800
We TV	53,900	58,800
BBCA	50,900	55,600
IFC	47,200	51,700
SundanceTV	44,700	49,500
Advertising revenues decreased primarily due to linear ratings declines and lower marketplace pricing.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period, including the prior year beneficial impact of the sale of our rights and interests to Killing Eve in the first quarter of 2024 and lower licensing sales of shows from The Walking Dead Universe in the current year, partially offset by the sale of our music catalog during the second quarter of 2025 and additional revenues earned in connection with our role as executive producer of Silo, a series originally produced by AMC Studios for a third party.

Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher residuals costs and higher other direct programming costs, partially offset by a decrease in program rights amortization, including decreases for The Walking Dead and Fear the Walking Dead.
There were no material write-offs included in program rights amortization expense in 2025. Program rights amortization expense included write-offs of $20.0 million for the year ended December 31, 2024 for programming that was substantively abandoned. Programming write-offs are based on management's periodic assessment of programming usefulness.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to higher marketing expenses, mainly driven by increased paid media spend for AMC+, and an increase in legal costs related to the MFN Litigation.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to the continued revenue declines in our linear businesses and higher marketing expenses.
International
The following table sets forth our International segment results for the periods indicated.

	Years Ended December 31,		Change
(In thousands)	2025	2024	2025 vs. 2024
Revenues, net:
Subscription	$188,417	$196,924	(4.3)%
Advertising	104,050	115,333	(9.8)%
Content licensing and other	11,498	12,771	(10.0)%
Total revenues, net	303,965	325,028	(6.5)%
Technical and operating expenses (excluding depreciation and amortization)	145,359	148,539	(2.1)%
Selling, general and administrative expenses(a)	115,426	111,584	3.4%
Segment adjusted operating income	$43,180	$64,905	(33.5)%
(a) Selling, general and administrative expenses excludes share-based compensation expenses
Revenues
Subscription revenues decreased primarily due to the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the favorable impact of foreign currency translation.
Advertising revenues decreased primarily due to the recognition of retroactive adjustments reported by a third party for $20.8 million in 2024 and the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the impact of higher pricing and higher digital and advanced advertising revenue in the U.K. and Ireland linear advertising markets and the favorable impact of foreign currency translation.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) decreased primarily due to lower program rights amortization, partially offset by the unfavorable impact of foreign currency translation.
Selling, general and administrative expenses
Selling, general and administrative expenses increased primarily due to the unfavorable impact of foreign currency translation, partially offset by lower selling expenses, including commissions, and lower marketing costs.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily due to the recognition of retroactive adjustments reported by a third party for $20.8 million in 2024 and the impact of the non-renewal of a distribution agreement in Spain in the fourth quarter of 2024, partially offset by the impact of higher pricing in the U.K. and Ireland linear advertising markets.

Liquidity and Capital Resources
Overview
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
Our primary source of cash typically includes cash flow from operations. Sources of cash also include amounts available under our Revolving Credit Facility and, subject to market conditions, access to capital and credit markets. The Revolving Credit Facility was not drawn upon at December 31, 2025. The total undrawn revolver commitment is available to be drawn for our general corporate purposes. Although we currently believe that amounts available under our Revolving Credit Facility will be available when and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets. The obligations of the financial institutions under our Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets. See the "Debt Financing Agreements" section below for details of our debt transactions in 2025.
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
On November 26, 2025, we acquired the remaining 17% of RLJ Entertainment that we had not previously owned for $75.0 million in cash. As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting our 100% ownership of RLJ Entertainment.
During 2025, $18.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. As of December 31, 2025, our cash and cash equivalents balance of $502.4 million, included $132.5 million held by foreign subsidiaries. Of this amount, $7.3 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued for. The Company does not expect to incur any significant, additional taxes related to the remaining balance. On July 4, 2025, the OBBBA was signed into law, which resulted in cash tax savings for the year ended December 31, 2025.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our Revolving Credit Facility and our accounts receivable monetization program, and proceeds from the issuance of new debt will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to, combined with cash-on-hand, repay the entirety of the outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise, or redeem the outstanding balances of our indebtedness.
We are currently evaluating our liquidity profile in connection with our consideration of our funding and investment needs. Depending on market conditions, we may purchase, redeem, prepay, refinance, amend, exchange, extend or otherwise retire any amount of our outstanding indebtedness at any time and from time to time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise. We may decide not to proceed with any such transactions in light of market conditions or other relevant factors and, if we do proceed, the terms of any such transaction would be subject to market and other conditions.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of its outstanding shares of common stock. The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the year ended December 31, 2025, we repurchased 2.4 million shares of our Class A Common Stock at an average purchase price of $7.29 per share for aggregate consideration of $18.0 million. As of December 31, 2025, we had $117.4 million of authorization remaining for repurchase under the Stock Repurchase Program.

Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. See Item 1A, "Risk Factors – Risks Relating to Our Debt" in this Annual Report. In addition, economic or market disruptions could lead to lower demand for our services, such as loss of subscribers and lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
(In thousands)	2025	2024
Cash provided by operating activities	$305,670	$375,615
Cash used in investing activities	(34,211)	(40,376)
Cash used in financing activities	(570,288)	(110,223)
Net (decrease) increase in cash and cash equivalents	$(298,829)	$225,016
Operating Activities
Net cash provided by operating activities for 2025 and 2024 amounted to $305.7 million and $375.6 million, respectively.
In 2025, net cash provided by operating activities primarily resulted from $1,030.2 million of net income before amortization of program rights, net gain on extinguishment of debt, impairment charges, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $815.2 million. Changes in all other assets and liabilities during the year resulted in a net cash inflow of $90.7 million.
In 2024, net cash provided by operating activities primarily resulted from $1,211.2 million of net income before amortization of program rights, impairment charges, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $932.3 million. Changes in all other assets and liabilities during the year resulted in a net cash inflow of $96.7 million.
Investing Activities
Net cash used in investing activities for 2025 and 2024 was $34.2 million and $40.4 million, respectively.
In 2025 and 2024, net cash used in investing activities primarily consisted of capital expenditures of $33.3 million and $44.8 million, respectively.
Financing Activities
Net cash used in financing activities for 2025 and 2024 was $570.3 million and $110.2 million, respectively.
In 2025, net cash used in financing activities primarily related to the tender offer for and repurchases of our Senior Notes of $569.1 million, principal payments on the Term Loan A Facility of $282.8 million, the purchase of the remaining 17% interest of RLJ Entertainment that we had not previously owned for $75.0 million, and the purchase of treasury stock for $18.0 million, partially offset by $394.5 million of proceeds from the issuance of our 2032 Secured Notes.
In 2024, net cash used in financing activities primarily related to long-term debt refinancing transactions, the Convertible Notes issuance, principal payments on the Term Loan A Facility, the purchase of the remaining 50.1% interest of the BBCA joint-venture that we had not previously owned for $42.0 million, and distributions to noncontrolling interests of $24.0 million.

Debt Financing Agreements
The Company's principal amount of long-term debt consists of:

(In thousands)	December 31, 2025	December 31, 2024
Senior Secured Credit Facility:(a)
Term Loan A Facility	$82,795	$365,625
Senior Notes:
10.25% Senior Secured Notes due January 2029	875,000	875,000
4.25% Senior Notes due February 2029	276,706	985,010
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	400,000	—
Principal amount of debt	$1,778,251	$2,369,385
(a)    Represents the aggregate principal amount of the debt, with maturities of the Term Loan A Facility of $82.8 million due April 2028. We also have commitments available under our undrawn $175.0 million Revolving Credit Facility. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
On July 3, 2025, we issued $400.0 million aggregate principal amount of 2032 Secured Notes. We received net proceeds of $394.5 million, after deducting initial purchasers discounts. The 2032 Secured Notes are guaranteed by AMC Network Entertainment and AMC Networks' subsidiaries that guarantee the Credit Agreement. The proceeds from the issuance, together with cash-on-hand, were used to facilitate the completion of a cash tender offer on July 17, 2025 to purchase $600.0 million of our Senior Notes, at a discount of $111.0 million, and to voluntary prepay the remaining $70.0 million of borrowings under the Term Loan A consisting of the non-extended portion originally due in February 2026 on July 3, 2025.
During 2025, we also repurchased $108.3 million principal amount of our Senior Notes through open market repurchases, at discounts of $28.2 million and retired the repurchased Senior Notes. Additionally, in May 2025 we voluntarily prepaid $20.0 million of borrowings under the Term Loan A Facility consisting of the non-extended portion originally due in February 2026.
On October 29, 2025, the Company entered into Amendment No. 5 to the Credit Agreement. We continue to maintain $175.0 million of commitments under the Revolving Credit Facility. Pursuant to Amendment No. 5, the maturity date of $111.8 million of such commitments was extended to the earlier of (i) October 29, 2030 and (ii) the date that is 90 days prior to the maturity date of any capital markets indebtedness of AMC Networks with an aggregate outstanding principal amount exceeding $50.0 million. The remaining $63.2 million of commitments under the Revolving Credit Facility retained their existing maturity date of April 9, 2028.
Additionally, during 2025, the Company repurchased and permanently retired term loans held by certain lenders that consented to the maturity extension noted above, in an aggregate principal amount equal to $165.7 million, at a price equal to the principal amount thereof plus accrued and unpaid interest. The remaining $85.6 million principal amount, $2.8 million of which was subsequently repaid during the fourth quarter of 2025 in accordance with the revised contractual payment schedule, retained their existing maturity date of April 9, 2028. Amendment No. 5 also includes certain other modifications to covenants and other provisions of the Credit Agreement.
Our Credit Agreement generally requires us and our restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changes to 5.50:1.00. As of December 31, 2025, the total net leverage ratio was approximately 4.41:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio for us and our restricted subsidiaries on a consolidated basis, which prior to Amendment No. 5 was 2.00:1.00. Amendment No. 5 included a reduction in the minimum interest coverage ratio to 1.50:1.00, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028. As of December 31, 2025, the minimum interest coverage ratio was approximately 2.01:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.
AMC Networks was in compliance with all of its debt covenants as of December 31, 2025.
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
Note Guarantees
Debt of AMC Networks as of December 31, 2025 included $875.0 million of 2029 Secured Notes, $276.7 million of Senior Notes, $143.8 million of Convertible Notes and $400.0 million of 2032 Secured Notes (collectively, the “notes”). The notes were issued by AMC Networks and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Networks’ existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Networks’ credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Networks or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Networks do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Networks and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Year Ended December 31, 2025		Year Ended December 31, 2024
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,759,868	$—	$1,764,795
Operating expenses	—	1,543,291	—	1,693,206
Operating income	$—	$216,577	$—	$71,589
Income (loss) before income taxes	$127,610	$176,938	$(199,080)	$(21,569)
Net income (loss)	89,400	169,631	(226,546)	(32,249)

Balance Sheet	December 31, 2025		December 31, 2024
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$90,643	$4,483	$82,342
Current assets	19,639	1,001,691	31,727	1,386,554
Non-current assets	2,987,716	2,690,262	3,467,276	2,718,427

Liabilities and equity:
Amounts due to subsidiaries	$39,155	$3,880	$80,983	$733
Current liabilities	123,550	548,661	168,903	473,418
Non-current liabilities	1,901,934	230,969	2,474,505	228,778

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
We believe the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements:
Program Rights
We amortize capitalized film and television costs based on whether the content is predominantly monetized individually or as a group.
Substantially all of our program rights are expected to be predominantly monetized on our networks and streaming services with other programming and are therefore considered monetized as a group. Licensed and owned original programming, including feature films and television series are amortized to technical and operating expense on a straight-line or accelerated basis based on viewership patterns on our streaming services and the projected program usage of the rights on our networks, over a period not to exceed the respective license periods.
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
To a lesser extent, certain program rights are expected to be predominantly monetized individually. These program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first usage, based on attributable revenue to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method.
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
There were no material write-offs included in technical and operating expense for the year ended December 31, 2025. Program rights write-offs of $20.7 million were included in technical and operating expense for the year ended December 31, 2024 for programming that was substantively abandoned. Refer to Note 4 for details on program write-offs recorded to restructuring expense for the years ended December 31, 2025 and 2024.
Useful Lives of Affiliate Intangible Assets
The carrying amount of our affiliate relationships acquired in business combinations as of December 31, 2025 was $130.6 million. Useful lives of affiliate relationships (ranging from 6 to 25 years) are initially determined based upon weighted average remaining terms of agreements in place with major distributors when purchase accounting is applied, plus an assumption for expected renewals. We periodically review our assumption for expected renewals based on recent experience and known or expected trends.

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
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	December 31, 2025
Domestic Operations	$80,038
International	86,771
$166,809
Based on our annual impairment test in 2025, we recorded an impairment charge of $93.4 million for our AMCNI reporting unit. For our Domestic Operations reporting unit, we concluded that the estimated fair value of the reporting unit exceeded its respective carrying value by 6%, and therefore no impairment charge was required. The fair value estimates for both reporting units are sensitive to assumptions regarding future growth rates and the weighted-average cost of capital ("WACC"). A decrease in the expected annual growth rate or an increase in the WACC would make it reasonably possible that the Company could record an impairment charge in future periods. See Note 7 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details.
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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Years Ended December 31,
(In thousands)	2025	2024
Operating income (loss)	$133,322	$(39,600)
Share-based compensation expenses	25,330	26,051
Depreciation and amortization	94,425	98,015
Impairment and other charges	97,784	399,513
Restructuring and other related charges	26,536	49,464
Cloud computing amortization	10,733	13,452
Majority owned equity investees AOI	23,744	15,678
Adjusted operating income	$411,874	$562,573
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Years Ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$305,670	$375,615
Less: capital expenditures	(33,303)	(44,775)
Free cash flow	$272,367	$330,840

Supplemental Cash Flow Information	Years Ended December 31,
	2025	2024
Restructuring initiatives	$(13,039)	$(13,295)
Distributions to noncontrolling interests	(7,271)	(23,992)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2025, the fair value of our fixed rate debt of $1.73 billion was higher than its carrying value of $1.67 billion by $56.3 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2025 would increase the estimated fair value of our fixed rate debt by approximately $33.0 million to approximately $1.76 billion.
Managing our Interest Rate Risk
As of December 31, 2025, we have $1.78 billion of debt outstanding (excluding finance leases), of which $82.8 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2025 would increase our annual interest expense by approximately $0.8 million. The interest rate paid on approximately 95% of our debt (excluding finance leases) as of December 31, 2025 is fixed.
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
The Company recognized foreign currency transaction gains (losses) of $13.3 million and $(7.0) million for the years ended December 31, 2025 and 2024, respectively, related to foreign currency transactions. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. Such amount is included in miscellaneous, net in the consolidated statements of income (loss).
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

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 appear beginning on page 70 of this Annual Report, and are incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2025, the Company's principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
(c)    Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page F-3.
(d)    Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed within 120 days of the year ended December 31, 2025 (the "2026 Proxy Statement"), which is incorporated herein by reference.

Item 11. Executive Compensation.
Information relating to executive compensation will be included in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the beneficial ownership of our common stock and related stockholder matters will be included in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions and director independence will be included in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be included in the 2026 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of the Form 10-K:
The following items are filed as part of this Annual Report:
(1)The financial statements as indicated in the index set forth on page 70.
(2)Financial statement schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
(3) Exhibits:
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Plan of Conversion of AMC Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 6, 2025).

3.1(i)	Articles of Incorporation of AMC Networks Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 6, 2025).

3.1(ii)	By-Laws of AMC Networks Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 6, 2025).

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

4.8
Third Supplemental Indenture, dated as of February 8, 2021, to the Indenture, dated as of March 30, 2016, among AMC Networks Inc., as issuer, each of the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to AMC Networks Inc.’s 4.25% Senior Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 8, 2021).

4.9
Indenture, dated as of April 9, 2024, by and among AMC Networks Inc., as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to AMC Networks Inc.’s 10.25% Senior Secured Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 10, 2024).

4.10
Indenture, dated as of June 21, 2024, by and among AMC Networks, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to AMC Networks Inc.’s 4.25% Convertible Senior Notes due 2029, and Form of Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2024).

4.11
Indenture, dated as of July 3, 2025, by and among AMC Networks Inc., as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to AMC Networks Inc.’s 10.50% Senior Secured Notes due 2032, and Form of Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2025).

4.12
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

10.6
Amendment No. 4, dated as of September 26, 2024, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2017, by and among AMC Networks and its subsidiary, AMC Network Entertainment LLC, as the initial borrowers, certain of AMC Networks’ subsidiaries, as restricted subsidiaries, Bank of America N.A., as an L/C Issuer, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an L/C Issuer.

10.7
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

10.8
AMC Networks Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 26, 2024).

10.9	AMC Networks Inc. Amended and Restated 2016 Employee Stock Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2025)

10.10
Employment Agreement, dated August 4, 2022, by and between AMC Networks Inc. and Patrick O'Connell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.11	Form of AMC Networks Inc. Non-Employee Director Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended December 31, 2017).

10.13	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.14	AMC Networks Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.15
Amended & Restated Employment Agreement dated September 2, 2022, between AMC Networks Inc. and Kim Kelleher (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.16
Employment Agreement dated August 15, 2023, between AMC Networks Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.17
Employment Agreement, dated November, 2024, by and between AMC Networks Inc. and Salvatore Romanello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.18
Employment Agreement, dated October 9, 2025, by and between AMC Networks Inc. and Kristin Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.19
Renewal Cash Performance Award Agreement, dated October 9, 2025, by and between AMC Networks Inc. and Kristin Dolan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.20
Employment Agreement, dated November 18, 2025, between AMC Networks Inc. and Dan McDermott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2025).

19		AMC Networks Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

21		Subsidiaries of the Registrant.

22		List of Guarantor Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97		Accounting Policy for Clawbacks of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

AMC Networks Inc.

Date:	February 11, 2026	By:	/s/ Patrick O'Connell
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

Name	Title	Date

/s/ Kristin A. Dolan	Chief Executive Officer	February 11, 2026
Kristin A. Dolan	(Principal Executive Officer)

/s/ Patrick O'Connell	Executive Vice President and Chief Financial Officer	February 11, 2026
Patrick O'Connell	(Principal Financial Officer)

/s/ Michael J. Sherin III	Executive Vice President and Chief Accounting Officer	February 11, 2026
Michael J. Sherin III	(Principal Accounting Officer)

/s/ James L. Dolan	Chairman of the Board of Directors	February 11, 2026
James L. Dolan

/s/ Matthew Blank	Director	February 11, 2026
Matthew Blank

/s/ Joseph M. Cohen	Director	February 11, 2026
Joseph M. Cohen

/s/ Christopher J. Cox	Director	February 11, 2026
Christopher J. Cox

/s/ Aidan Dolan	Director	February 11, 2026
Aidan Dolan

/s/ Thomas C. Dolan	Director	February 11, 2026
Thomas C. Dolan

/s/ Stephen C. Mills	Director	February 11, 2026
Stephen C. Mills

/s/ Debra G. Perelman	Director	February 11, 2026
Debra G. Perelman

/s/ Brian G. Sweeney	Director	February 11, 2026
Brian G. Sweeney

/s/ Vincent Tese	Director	February 11, 2026
Vincent Tese

/s/ Carl E. Vogel	Director	February 11, 2026
Carl E. Vogel

AMC NETWORKS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMC Networks Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 11, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the carrying value of goodwill in the Domestic Operations and AMC Networks International (AMCNI) reporting units
As discussed in Note 7 to the consolidated financial statements, the Company’s goodwill balances for the Domestic Operations and the International segments as of December 31, 2025, were $80.0 million and $86.8 million, respectively. The Company performs goodwill impairment testing at the reporting unit level on an annual basis during the fourth quarter of each year as of December 1, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company determined that the estimated fair value of the Domestic Operations reporting unit exceeded its carrying value as of December 31, 2025. The Company recognized an impairment charge of $93.4 million for the year ended December 31, 2025, to reduce the carrying value of the AMCNI reporting unit, included within the International segment, to fair value.
We identified the assessment of the carrying value of goodwill in the Domestic Operations and AMCNI reporting units as a critical audit matter. Revenue growth rates and the discount rates used by the Company to estimate the fair value of these reporting units involved especially challenging auditor judgment as changes to these assumptions could have had a significant impact on such fair values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment assessment, including controls over the selection of the revenue growth rates and the discount rates used to estimate the fair value of the reporting units. We evaluated the Company’s forecasted reporting unit revenue growth rate assumptions by comparing the assumptions to the reporting unit’s historical revenue growth rates, to projected revenue growth rates for guideline companies, and to relevant third-party industry reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We involved valuation professionals with specialized skills and knowledge who assisted in:
• independently developing a discount rate range using publicly available market data for comparable entities and comparing it to the discount rates used by management;
• developing an estimated range of the reporting unit fair value using the reporting units’ cash flow projections and the independently developed discount rate range and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AMC Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMC Networks Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report, dated February 11, 2026, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 11, 2026

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$502,379	$784,649
Accounts receivable, trade (less allowance for doubtful accounts of $11,523 and $9,468)	575,263	623,898
Prepaid expenses and other current assets	202,967	262,257
Total current assets	1,280,609	1,670,804
Property and equipment, net of accumulated depreciation of $409,991 and $458,396	115,978	143,036
Program rights, net	1,763,084	1,713,952
Intangible assets, net	184,803	216,478
Goodwill	166,809	246,304
Deferred tax assets, net	17,781	13,183
Operating lease right-of-use assets	72,545	58,390
Other assets	335,272	300,074
Total assets	$3,936,881	$4,362,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,742	$88,570
Accrued liabilities	323,029	290,718
Current portion of program rights obligations	258,252	221,603
Deferred revenue	63,651	61,838
Current portion of long-term debt	11,068	7,500
Current portion of lease obligations	17,643	32,439
Total current liabilities	768,385	702,668
Program rights obligations	181,773	144,476
Long-term debt, net	1,741,225	2,328,719
Lease obligations	82,263	64,581
Deferred tax liabilities, net	108,164	121,302
Other liabilities	41,322	60,334
Total liabilities	2,923,132	3,422,080
Commitments and contingencies
Redeemable noncontrolling interests	—	55,881
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 31,215 and 32,636 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	429,902	437,860
Accumulated earnings	2,176,124	2,092,229
Treasury stock, at cost (35,516 and 34,094 shares Class A Common Stock, respectively)	(1,406,027)	(1,408,307)
Accumulated other comprehensive loss	(218,910)	(266,969)
Total AMC Networks stockholders' equity	981,871	855,595
Non-redeemable noncontrolling interests	31,878	28,665
Total stockholders' equity	1,013,749	884,260
Total liabilities and stockholders' equity	$3,936,881	$4,362,221
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	2025	2024	2023
Revenues, net	$2,311,801	$2,421,314	$2,711,877
Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,141,393	1,132,593	1,327,500
Selling, general and administrative	818,341	781,329	764,087
Depreciation and amortization	94,425	98,015	107,402
Impairment and other charges	97,784	399,513	96,689
Restructuring and other related charges	26,536	49,464	27,787
Total operating expenses	2,178,479	2,460,914	2,323,465
Operating income (loss)	133,322	(39,600)	388,412
Other income (expense):
Interest expense	(172,353)	(166,186)	(152,703)
Interest income	27,746	36,803	37,018
Gain (loss) on extinguishment of debt, net	129,800	(105)	—
Miscellaneous, net	29,483	(5,409)	23,279
Total other income (expense)	14,676	(134,897)	(92,406)
Income (loss) from operations before income taxes	147,998	(174,497)	296,006
Income tax expense	(46,226)	(43,490)	(94,606)
Net income (loss) including noncontrolling interests	101,772	(217,987)	201,400
Net (income) loss attributable to noncontrolling interests	(12,372)	(8,559)	14,064
Net income (loss) attributable to AMC Networks' stockholders	$89,400	$(226,546)	$215,464

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$2.01	$(5.10)	$4.92
Diluted	$1.66	$(5.10)	$4.90

Weighted average common shares:
Basic	44,420	44,438	43,827
Diluted	56,590	44,438	43,991

See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	2025	2024	2023
Net income (loss) including noncontrolling interests	$101,772	$(217,987)	$201,400
Other comprehensive income (loss):
Foreign currency translation adjustment	51,240	(34,963)	8,248
Income tax expense	(450)	(93)	(75)
Other comprehensive income (loss), net of income taxes	50,790	(35,056)	8,173
Comprehensive income (loss)	152,562	(253,043)	209,573
Comprehensive (income) loss attributable to noncontrolling interests	(15,103)	(7,641)	12,858
Comprehensive income (loss) attributable to AMC Networks' stockholders	$137,459	$(260,684)	$222,431
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Networks Stockholders' Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2022	$661	$115	$360,251	$2,105,641	$(1,419,882)	$(239,798)	$806,988	$46,825	$853,813
Net income attributable to AMC Networks’ stockholders	—	—	—	215,464	—	—	215,464	—	215,464
Net loss attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(12,285)	(12,285)
Sale of noncontrolling interest, net of tax	—	—	—	—	—	—	—	(3,568)	(3,568)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(6,283)	(6,283)
Other comprehensive income (loss)	—	—	—	—	—	6,967	6,967	1,206	8,173
Share-based compensation expenses	—	—	25,903	—	—	—	25,903	—	25,903
Net share issuance under employee stock plans	6	—	(7,277)	—	—	—	(7,271)	—	(7,271)
Balance, December 31, 2023	667	115	378,877	2,321,105	(1,419,882)	(232,831)	1,048,051	25,895	1,073,946
Net loss attributable to AMC Networks’ stockholders	—	—	—	(226,546)	—	—	(226,546)	—	(226,546)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	15,641	15,641
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(22,594)	—	—	—	(22,594)	—	(22,594)
Purchase of noncontrolling interest, net of tax	—	—	69,397	—	—	—	69,397	—	69,397
Distributions to noncontrolling members	—	—	—	—	—	—	—	(11,953)	(11,953)
Other comprehensive income (loss)	—	—	—	—	—	(34,138)	(34,138)	(918)	(35,056)
Share-based compensation expenses	—	—	26,051	—	—	—	26,051	—	26,051
Common stock issued under employee stock plans	—	—	(9,245)	(2,330)	11,575	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,626)	—	—	—	(4,626)	—	(4,626)
Balance, December 31, 2024	667	115	437,860	2,092,229	(1,408,307)	(266,969)	855,595	28,665	884,260
Net income attributable to AMC Networks’ stockholders	—	—	—	89,400	—	—	89,400	—	89,400
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	7,753	7,753
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(708)	—	—	—	(708)	—	(708)
Purchase of noncontrolling interest	—	—	(13,792)	—	—	—	(13,792)	—	(13,792)
Distributions to noncontrolling members	—	—	—	—	—	—	—	(7,271)	(7,271)
Other comprehensive income (loss)	—	—	—	—	—	48,059	48,059	2,731	50,790
Share-based compensation expenses	—	—	25,330	—	—	—	25,330	—	25,330
Treasury stock acquired	—	—	—	—	(17,969)	—	(17,969)	—	(17,969)
Common stock issued under employee stock plans	—	—	(14,744)	(5,505)	20,249	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,044)	—	—	—	(4,044)	—	(4,044)
Balance, December 31, 2025	$667	$115	$429,902	$2,176,124	$(1,406,027)	$(218,910)	$981,871	$31,878	$1,013,749
See accompanying notes to consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$101,772	$(217,987)	$201,400
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	94,425	98,015	107,402
Non-cash impairment and other charges	97,784	399,513	87,089
Share-based compensation expenses related to equity classified awards	25,330	26,051	25,665
Non-cash restructuring and other related charges	4,834	44,217	15,147
Amortization and write-offs of program rights	846,800	889,394	906,158
Amortization of deferred carriage fees	21,155	26,748	21,341
Unrealized foreign currency transaction (gain) loss	(10,761)	4,595	2,716
Amortization of deferred financing costs and discounts on indebtedness	7,208	7,335	7,574
(Gain) loss on extinguishment of debt	(129,800)	105	—
Deferred income taxes	(17,278)	(63,063)	49,736
Other, net	(11,276)	(3,685)	(2,731)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	51,376	30,886	34,332
Prepaid expenses and other assets	35,215	215,028	103,258
Program rights and obligations, net	(815,229)	(932,269)	(1,079,910)
Deferred revenue	1,742	(3,963)	(60,671)
Deferred carriage fees, net	(17,723)	(22,828)	(17,826)
Accounts payable, accrued liabilities and other liabilities	20,096	(122,477)	(196,761)
Net cash provided by operating activities	305,670	375,615	203,919
Cash flows from investing activities:
Capital expenditures	(33,303)	(44,775)	(35,207)
Proceeds from sale of investments	—	—	8,565
Other, net	(908)	4,399	2,320
Net cash used in investing activities	(34,211)	(40,376)	(24,322)
Cash flows from financing activities:
Proceeds from the issuance of 10.50% Senior Secured Notes due 2032, net	394,500	—	—
Proceeds from the issuance of 10.25% Senior Secured Notes due 2029, net	—	862,969	—
Proceeds from the issuance of 4.25% Convertible Senior Notes due 2029, net	—	139,437	—
Tender, redemption, and repurchase of 4.75% Senior Notes due 2025	—	(774,729)	(24,631)
Tender and repurchase of 4.25% Senior Notes due 2029	(569,078)	(10,129)	—
Redemption of 5.00% Senior Notes due 2024	—	—	(400,000)
Principal payments on Term Loan A Facility	(282,830)	(241,875)	(33,750)
Payments for financing costs	(3,926)	(10,628)	(342)
Deemed repurchases of restricted stock units	(4,044)	(4,626)	(7,271)
Purchase of treasury stock	(17,969)	—	—
Principal payments on finance lease obligations	(4,670)	(4,650)	(4,222)
Purchase of noncontrolling interests	(75,000)	(42,000)	(1,343)
Distributions to noncontrolling interests	(7,271)	(23,992)	(72,876)
Net cash used in financing activities	(570,288)	(110,223)	(544,435)
Net increase (decrease) in cash and cash equivalents from operations	(298,829)	225,016	(364,838)
Effect of exchange rate changes on cash and cash equivalents	16,559	(10,943)	5,412
Cash and cash equivalents at beginning of year	784,649	570,576	930,002
Cash and cash equivalents at end of year	$502,379	$784,649	$570,576
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
AMC Networks Inc. ("AMC Networks") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Consists of our five programming networks, our streaming services, our AMC Studios operation and our film distribution business. Our programming networks are AMC, We TV, BBC America ("BBCA"), IFC, and SundanceTV. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and All Reality). Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business includes Independent Film Company, RLJ Entertainment Films ("RLJE Films") and Shudder. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
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
Advertising Expenses
Advertising costs are charged to expense when incurred and are included in selling, general and administrative expenses in the consolidated statements of income (loss). Advertising costs were $287.2 million, $273.8 million and $241.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award, net of actual forfeitures. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award using a straight-line amortization method, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. Share-based compensation expenses are included in selling, general and administrative expenses in the consolidated statements of income (loss).
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
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. The Company recognized foreign currency transaction gains (losses) of $13.3 million, $(7.0) million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in miscellaneous, net in the consolidated statements of income (loss).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We amortize capitalized film and television costs based on whether the content is predominantly monetized individually or as a group.
Substantially all of the Company's program rights are expected to be predominantly monetized on our networks and streaming services with other programming and are therefore considered monetized as a group. Licensed and owned original programming, including feature films and television series are amortized to technical and operating expense on a straight-line or accelerated basis based on viewership patterns on our streaming services and the projected program usage of the rights on our networks, over a period not to exceed the respective license periods.
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
To a lesser extent, certain program rights are expected to be predominantly monetized individually. These program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first usage, based on attributable revenue to date as a percentage of total projected attributable revenue ("ultimate revenue") under the individual-film-forecast-computation method.
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
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. These tax incentives generally provide for refundable or transferable tax credits upon meeting established levels of qualified production spending within a participating jurisdiction and may be received prior to or after completion of a production. Production tax incentives are included in prepaid and other current assets or other assets in the consolidated balance sheets, based on the timing of expected receipt, with a corresponding reduction to the cost basis of the Company’s programming assets when collection becomes probable, and reduces program rights amortization over the life of the title. Receivables related to tax incentives earned on production spend as of December 31, 2025 consisted of $125.3 million recorded in Prepaid expenses and other current assets and $95.0 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2024 were $182.0 million recorded in Prepaid expenses and other current assets and $42.4 million recorded in Other assets.
Investments
The Company holds several investments in and loans to non-consolidated entities which are included in Other assets in the consolidated balance sheets.
Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions (less distributions received in prior periods that were determined to be returns of investment) exceed the Company's portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Equity method investments were $94.8 million and $81.8 million at December 31, 2025 and 2024, respectively.
Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. Gains and losses related to equity securities are recorded in earnings as a component of miscellaneous, net, in the consolidated statements of income (loss). The Company did not have any equity securities with readily determinable fair values as of December 31, 2025 or 2024.
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as non-marketable equity securities. The accounting guidance requires non-marketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company applies this measurement alternative to its non-marketable equity securities. When an observable event occurs, the Company estimates the fair values of its non-marketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in miscellaneous, net in the consolidated statements of income (loss). Investments in non-marketable equity securities were $45.4 million and $43.9 million at December 31, 2025 and 2024, respectively.
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
Goodwill
The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test consists of a comparison of the estimated fair value of the reporting unit with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, but not to exceed the carrying amount of goodwill.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash is invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. As of December 31, 2025, two customers accounted for 13% and 10% of accounts receivable (short and long-term), and as of December 31, 2024, one customer accounted for 13% of accounts receivable (short and long-term).
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

(In thousands)	Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to AMC Networks' stockholders used for basic net income (loss) per share	$89,400	$(226,546)	$215,464
Add: Convertible Notes interest expense, net of tax	4,582	—	—
Net income (loss) attributable to AMC Networks' stockholders used for diluted net income (loss) per share	$93,982	$(226,546)	$215,464

Basic weighted average shares outstanding	44,420	44,438	43,827
Effect of dilution:
Restricted stock units	884	—	164
Convertible Notes	11,286	—	—
Diluted weighted average shares outstanding	56,590	44,438	43,991

Net income (loss) per share attributable to AMC Networks' stockholders:
Basic	$2.01	$(5.10)	$4.92
Diluted	$1.66	$(5.10)	$4.90
For the year ended December 31, 2025, no restricted stock units have been excluded from the diluted weighted average common shares outstanding due to their impact being anti-dilutive.
For the year ended December 31, 2024, all 3.4 million of our restricted stock units and the weighted average impact of 11.3 million common shares related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive since we reported a net loss.
For the year ended December 31, 2023, 0.5 million of restricted stock units have been excluded from the diluted weighted average common shares outstanding, as their impact would have been anti-dilutive.
Common Stock of AMC Networks
Each holder of AMC Networks Class A Common Stock has one vote per share while holders of AMC Networks Class B Common Stock have ten votes per share. AMC Networks Class B shares can be converted to AMC Networks Class A Common Stock at any time with a conversion ratio of one AMC Networks Class A common share for one AMC Networks Class B common share. The AMC Networks Class A stockholders are entitled to elect at least 25% of the Company's Board of Directors. AMC Networks Class B stockholders have the right to elect the remaining members of the Company's Board of Directors. In addition, the members of the Dolan Family Group are parties to a stockholders agreement (the "Stockholders Agreement") that has the effect of causing the voting power of certain holders of our Class B Common Stock to be cast as a block on all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee. However, the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts which collectively own 83% of the outstanding Class B Common Stock.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. For the year ended December 31, 2025, the Company repurchased 2.4 million shares of its Class A Common Stock at an average purchase price of $7.29 for aggregate consideration of $18.0 million. For the years ended December 31, 2024 and 2023, the Company did not repurchase any shares of its Class A

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock. As of December 31, 2025, the Company had $117.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
The following table summarizes common stock share activity for all years presented:

	Shares Outstanding
(In thousands)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2022	31,525	11,484
Employee and non-employee director stock transactions*	552	—
Balance at December 31, 2023	32,077	11,484
Employee and non-employee director stock transactions*	559	—
Balance at December 31, 2024	32,636	11,484
Share repurchases	(2,449)	—
Employee and non-employee director stock transactions*	1,028	—
Balance at December 31, 2025	31,215	11,484
*Reflects common stock activity in connection with restricted stock units granted to employees and non-employee directors, as well as in connection with the fulfillment of employees' statutory tax withholding obligations for applicable income and other employment taxes and forfeited employee restricted stock units.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued guidance that is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company incorporated the required disclosure updates in these 2025 annual financial statements on a prospective basis.
Recently Issued Accounting Standards
In December 2025, the FASB issued guidance on the recognition, measurement, and presentation of government grants. Under the new guidance, government grants are recognized when it is probable that the entity will comply with the conditions of the grant and the grant will be received. The guidance provides accounting models for grants related to assets and grants related to income, including a requirement to recognize a grant related to an asset as the business entity incurs the related costs for which the grant is intended to compensate, either as deferred income or an adjustment to the cost basis of the asset. The guidance also requires disclosures regarding the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The new guidance will be effective January 1, 2029 with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
In December 2025, the FASB issued guidance that clarifies the applicability of Topic 270 (Interim Reporting), the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The new guidance provides a comprehensive list of required interim disclosures and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
In September 2025, the FASB issued guidance to simplify the capitalization of costs to develop software for internal use by eliminating the consideration of software development project stages. Instead, costs will be capitalized when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform its intended function. The new guidance will be effective January 1, 2028 and can be applied prospectively, retrospectively, or with a modified prospective approach. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In July 2025, the FASB issued guidance that provides a practical expedient for estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. Under the new standard, in lieu of developing forecasts of future economic conditions, entities can elect a practical expedient that assumes the current conditions as of the balance sheet date remain consistent for the remaining life of the asset. The new guidance became effective January 1, 2026 and is to be applied prospectively, with early adoption permitted. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2024, the FASB issued guidance that is intended to provide investors more detailed disclosures around specific types of expenses in the notes to the financial statements for interim and annual reporting periods. The Company will incorporate the required disclosure updates for the 2027 annual financial statements.

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
Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines relative standalone selling prices based on the price at which the performance obligations are sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internal pricing guidelines related to the performance obligations.
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
The majority of the Company’s subscription revenues relate to sales-based and usage-based royalties which are recognized on the later of (i) when the subsequent sale or usage occurs and (ii) satisfaction or partial satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated to. Costs incurred for services provided to us by distributors, such as advertising and marketing, that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction of revenue. Occasionally, the Company incurs costs to obtain a distribution contract and these costs are amortized over the period of the related distribution contract as a reduction of revenue.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
correspond directly to the value of the performance to-date (for example, if the fees vary over the contract term due to a significant financing or credit risk component), the Company recognizes the total amount of fixed transaction price over the contract period using a time-based (e.g., straight-line) measure of progress.
The Company’s fixed fee affiliation agreements may contain guaranteed minimum fees that are recoupable during the term of the agreement, and variable fees based on rates-per-subscriber after the guaranteed minimum is recouped. The Company recognizes revenue for the fixed consideration over the minimum guarantee period and recognizes variable fees only when cumulative consideration exceeds the minimum guarantee.
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
In the first quarter of 2025, the Company updated the definitions of "affiliate revenues" and "streaming revenues." These changes have no effect on the Company's consolidated financial statements or results of operations, or operating segment results. The impact of these changes to historical affiliate revenues and streaming revenues is not material. The new definitions are as follows:
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Transaction Price Allocated to Future Performance Obligations
The guidance requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2025. However, the guidance does not apply to sales-based or usage-based royalty arrangements and also provides certain practical expedients that allow companies to omit this disclosure requirement for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration related to a wholly unsatisfied performance obligation.
As of December 31, 2025, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the consolidated balance sheets.
For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, and that right is conditional upon something other than the passage of time, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under a contract, the contract assets are reclassified to accounts receivable. The Company had no contract assets as of December 31, 2025 or 2024.
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
The following table provides information about receivables and contract liabilities from contracts with customers.

(In thousands)	December 31, 2025	December 31, 2024
Balances from contracts with customers:
Accounts receivable (including long-term receivables, within Other assets)	$610,021	$674,631
Contract liabilities, short-term (Deferred revenue)	63,651	61,838
Revenue recognized for the years ended December 31, 2025, 2024 and 2023, relating to the contract liabilities at the beginning of the respective periods was $47.2 million, $50.5 million and $111.4 million, respectively.
During 2024, we recognized revenues of $20.8 million for retroactive adjustments reported by a third party, for which our performance obligation was satisfied in a prior period.
In October 2023, the Company entered into an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of December 31, 2025, the Company had not yet sold any customer receivables under this agreement.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $26.5 million for the year ended December 31, 2025, with $17.5 million related to the Company's restructuring plan in its International segment ("AMCNI Plan") designed to achieve cost reductions and streamline operations including channel re-branding and a reduction of workforce in Southern Europe, the wind-down of a

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.K. joint venture and a voluntary buyout program for employees in Argentina. The Company will incur additional restructuring charges in connection with the AMCNI Plan, which is expected to be substantially completed in the first half of 2026.
In October 2025, the Company announced a voluntary buyout program for U.S. employees, which is expected to result in modifications to the organizational structure of the Company and reduced employee costs. In connection with this program, the Company recognized $11.9 million of severance charges during the fourth quarter of 2025 and expects to recognize approximately $5 million of additional severance charges in 2026 for individuals providing ongoing service subsequent to December 31, 2025.
The above charges were partially offset by a credit to restructuring expense in connection with the portion of office space that the Company previously vacated in 2023, as further discussed in Note 12 - Leases.
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
During the year ended December 31, 2023, the Company completed a restructuring plan (the "2022 Plan") that commenced on November 28, 2022. The 2022 Plan was designed to achieve significant cost reductions in light of “cord cutting” and the related impacts being felt across the media industry as well as the broader economic outlook. The 2022 Plan encompassed initiatives that included, among other things, strategic programming assessments and organizational restructuring costs. The 2022 Plan was intended to improve the organizational design of the Company through the elimination of certain roles and centralization of certain functional areas of the Company. The programming assessments pertained to a broad mix of owned and licensed content, including legacy television series and films that will no longer be in active rotation on the Company’s linear or streaming platforms.
During the year ended December 31, 2023, the Company recorded restructuring and other related charges of $27.8 million related to the 2022 Plan, consisting primarily of charges relating to severance and other personnel costs, and its third quarter exiting of a portion of office space at its corporate headquarters in New York and office space in Silver Spring, Maryland and Woodland Hills, California. In connection with exiting a portion of its New York office space, the Company recorded impairment charges of $11.6 million, consisting of $9.1 million for operating lease right-of use assets and $2.5 million for leasehold improvements. Fair values used to determine the impairment charge were determined using an income approach, specifically a discounted cash flow ("DCF") model. The DCF model includes significant assumptions about sublease income and enterprise specific discount rates. Given the uncertainty in determining assumptions underlying the DCF approach, actual results may differ from those used in the valuations.
The following table summarizes the restructuring and other related charges recognized by operating segment:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Domestic Operations	$9,603	$49,422	$3,350
International	17,496	—	3,934
Total restructuring and other related charges	$27,099	$49,422	$7,284
Restructuring and other related charges (credits) that were not allocated to operating segments were ($0.6) million, $0.1 million and $20.5 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2023	$8,726	$5,008	$13,734
Charges	5,247	44,217	49,464
Cash payments	(8,141)	(5,154)	(13,295)
Non-cash content impairment adjustments	—	(44,217)	(44,217)
Other	(948)	1,483	535
Balance at December 31, 2024	4,884	1,337	6,221
Charges	22,010	4,526	26,536
Cash payments	(12,210)	(829)	(13,039)
Non-cash adjustments	—	(4,834)	(4,834)
Other	(81)	1,642	1,561
Balance at December 31, 2025	$14,603	$1,842	$16,445
Accrued restructuring and other related costs of $16.4 million and $6.2 million are included in Accrued liabilities in the consolidated balance sheets at December 31, 2025 and 2024, respectively.

Note 5. Program Rights and Obligations
Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	December 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$44,258	$597,009	$641,267
In-production and in-development	—	333,568	333,568
Total owned original program rights, net	$44,258	$930,577	$974,835

Licensed program rights, net:
Licensed film and acquired series	$—	$593,491	$593,491
Licensed originals	—	141,243	141,243
Advances and other production costs	—	57,045	57,045
Total licensed program rights, net	—	791,779	791,779
Program rights, net	$44,258	$1,722,356	$1,766,614

Current portion of program rights, net			$3,530
Program rights, net (long-term)			1,763,084
			$1,766,614

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$65,129	$647,632	$712,761
In-production and in-development	—	222,660	222,660
Total owned original program rights, net	$65,129	$870,292	$935,421

Licensed program rights, net:
Licensed film and acquired series	$261	$543,396	$543,657
Licensed originals	—	147,245	147,245
Advances and other production costs	—	90,318	90,318
Total licensed program rights, net	261	780,959	781,220
Program rights, net	$65,390	$1,651,251	$1,716,641

Current portion of program rights, net			$2,689
Program rights, net (long-term)			1,713,952
			$1,716,641

Amortization, including write-offs, of owned and licensed program rights is as follows:

	Year Ended December 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$20,449	$364,211	$384,660
Licensed program rights	227	461,913	462,140
	$20,676	$826,124	$846,800
For the year ended December 31, 2025, write-offs of owned original program rights and licensed program rights, included in restructuring and other related charges, were $0.7 million and $6.0 million, respectively, all of which were predominately monetized as a group.

	Year Ended December 31, 2024
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$74,417	$319,385	$393,802
Licensed program rights	2,102	493,490	495,592
	$76,519	$812,875	$889,394
For the year ended December 31, 2024, write-offs of owned original program rights and licensed program rights, included in restructuring and other related charges, were $38.3 million and $5.9 million, respectively, all of which were predominately monetized as a group.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$154,523	$282,954	$437,477
Licensed program rights	3,162	465,519	468,681
	$157,685	$748,473	$906,158

The following table presents the expected amortization over each of the next three years of completed program rights on the consolidated balance sheets as of December 31, 2025:

(In thousands)	2026	2027	2028
Owned original program rights:
Predominantly Monetized Individually	$21,597	$20,885	$1,776
Predominantly Monetized as a Group	312,315	169,671	79,637

Licensed program rights:
Predominantly Monetized as a Group	374,771	198,632	111,254
There were no material write-offs included in technical and operating expense for the year ended December 31, 2025. Program rights write-offs for programming that was substantively abandoned of $20.7 million and $17.3 million were included in technical and operating expense for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2025, there were $6.7 million of program write-offs recorded to restructuring and other related charges, primarily related to the wind-down of a U.K. joint venture, and for the year ended December 31, 2024, there were $44.2 million of program write-offs recorded to restructuring and other related charges in connection with the Company’s strategic programming assessments following the purchase of the remaining interest in BBCA. There were no program write-offs recorded to restructuring and other related charges for the year ended December 31, 2023. See Note 4 to the consolidated financial statements for additional information.
Program Rights Obligations
Amounts payable subsequent to December 31, 2025 related to program rights obligations included in the consolidated balance sheets are as follows:

(In thousands)
Years Ending December 31,
2026	$258,252
2027	99,891
2028	54,213
2029	25,810
2030	1,590
Thereafter	269
$440,025

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Property and Equipment
Property and equipment (including equipment under finance leases) consists of the following:

(In thousands)	December 31,		Estimated Useful Lives
	2025	2024
Program, service and test equipment	$323,527	$371,994	2 to 5 years
Satellite equipment	46,885	43,340	Term of lease
Furniture and fixtures	11,101	11,639	3 to 8 years
Transmission equipment	11,387	29,750	5 years
Leasehold improvements	133,069	144,709	Term of lease
Property and equipment	525,969	601,432
Accumulated depreciation and amortization	(409,991)	(458,396)
Property and equipment, net	$115,978	$143,036
Depreciation and amortization expenses on property and equipment (including equipment under finance leases) amounted to $63.5 million, $64.1 million and $66.9 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, the gross amount of equipment and related accumulated amortization recorded under finance leases were as follows:

(In thousands)	December 31,
	2025	2024
Satellite equipment	$46,885	$43,340
Less accumulated amortization	(34,407)	(31,645)
	$12,478	$11,695

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2023	$348,732	$277,764	$626,496
Impairment charge	(268,694)	(102,004)	(370,698)
Foreign currency translation	—	(9,494)	(9,494)
December 31, 2024	80,038	166,266	246,304
Impairment charge	—	(93,384)	(93,384)
Foreign currency translation	—	13,889	13,889
December 31, 2025	$80,038	$86,771	$166,809
As of December 31, 2025, accumulated impairment charges totaled $649.6 million, with $268.7 million attributed to the Domestic Operations operating segment and $380.9 million attributed to the International operating segment. As of December 31, 2024, accumulated impairment charges totaled $556.2 million, with $268.7 million attributed to the Domestic Operations operating segment and $287.5 million attributed to the International operating segment. The amounts attributed to the International operating segment are inclusive of the 25/7 Media impairment charges recorded in 2023 prior to the divestiture of that business in December 2023.
Impairment Test of Goodwill
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually as of December 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 1, 2025, the Company performed a quantitative assessment for all of its reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the AMCNI reporting unit declined to less than its carrying amount. The decrease in the estimated fair value reflects current and expected trends across the media industry, including continued softness across the international television broadcasting markets resulting in lower expected future cash flows incorporated into the fourth quarter preparation of the Company's budget and long-range plan, as well as a decrease in the valuation multiples used to estimate fair value using the market approach. As a result, the Company recognized an impairment charge of $93.4 million related to the AMCNI reporting unit, included in Impairment and other charges in the consolidated statements of income (loss). For the Domestic Operations reporting unit, the Company concluded that the estimated fair value of the reporting unit exceeded its respective carrying value by 6%, and therefore no impairment charge was required. The fair value estimate for the Domestic Operations reporting unit is sensitive to assumptions regarding future growth rates and the weighted-average cost of capital ("WACC"). A decrease in the expected annual growth rate or an increase in the WACC would make it reasonably possible that the Company could record an impairment charge in future periods.
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
As of December 1, 2023, the Company performed a quantitative assessment for all of its reporting units. Based on the valuations performed, the Company concluded that the estimated fair value of the 25/7 Media reporting unit further declined from the interim assessment performed (as described below). The decrease in the estimated fair value reflected the continued decline in market conditions and business outlook and contemplation of concurrent negotiations with the noncontrolling interest holders for the sale of the Company's remaining interest. As a result, the Company recognized an impairment charge of $19.8 million related to the 25/7 Media reporting unit, reflecting a write-down of substantially all of the goodwill associated with the 25/7 Media reporting unit. The remaining $2.4 million of goodwill was eliminated upon the sale of the Company's remaining interest. The impairment charge was included in Impairment and other charges in the consolidated statements of income (loss), within the International operating segment. No impairment charges were required for any of the Company's other reporting units.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes information relating to the Company's identifiable intangible assets:

(In thousands)	December 31, 2025				Estimated Useful Lives
	Gross	Accumulated Amortization		Net
Amortizable intangible assets:
Affiliate and customer relationships	$628,790	$(498,146)		$130,644	6 to 25 years
Advertiser relationships	46,282	(46,282)		—	11 years
Trade names and other amortizable intangible assets	91,966	(53,307)		38,659	3 to 20 years
Total amortizable intangible assets	767,038	(597,735)		169,303
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	(1)	15,500
Total intangible assets	$786,938	$(602,135)		$184,803
(1) Related to an impairment charge recorded on the Company's SundanceTV trademarks.

(In thousands)	December 31, 2024
	Gross	Accumulated Amortization		Net
Amortizable intangible assets:
Affiliate and customer relationships	$610,048	$(456,052)		$153,996
Advertiser relationships	46,282	(46,282)		—
Trade names and other amortizable intangible assets	88,751	(46,169)		42,582
Total amortizable intangible assets	745,081	(548,503)		196,578
Indefinite-lived intangible assets:
Trademarks	19,900	—		19,900
Total intangible assets	$764,981	$(548,503)		$216,478
Excluding impairment charges (as described below), aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2025, 2024 and 2023 was $31.0 million, $33.9 million and $40.5 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2026	$30,355
2027	25,295
2028	23,217
2029	19,897
2030	19,887
Impairment Test of Identifiable Indefinite-Lived Intangible Assets
As of December 1, 2025, the Company performed a quantitative assessment for its indefinite-lived intangible assets. Based on the annual impairment test performed, the Company recorded a $4.4 million impairment charge in its Domestic Operations operating segment related to its SundanceTV trademarks, which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting estimated royalty revenue relating to projected revenues covered by the trademarks.
Significant judgments inherent in estimating the fair value of indefinite-lived intangible assets include the selection of appropriate discount and royalty rates, estimating the amount and timing of future revenues and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment Test of Long-Lived Assets
During 2024 and 2023, the Company recorded long-lived assets impairment charges for partially owned consolidated subsidiaries, BBCA and 25/7 Media, of $71.6 million and $23.0 million, respectively. No impairment charges for long-lived assets were required in 2025.
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

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Employee related costs	$77,635	$79,873
Participations and residuals	127,859	118,101
Interest	68,940	60,485
Restructuring and other related charges	16,445	6,221
Other accrued expenses	32,150	26,038
Total accrued liabilities	$323,029	$290,718

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	December 31, 2025	December 31, 2024
Senior Secured Credit Facility: (a)
Term Loan A Facility	$82,795	$365,625
Senior Notes:
10.25% Senior Secured Notes due January 2029	875,000	875,000
4.25% Senior Notes due February 2029	276,706	985,010
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	400,000	—
Total long-term debt	1,778,251	2,369,385
Unamortized discount	(18,883)	(25,014)
Unamortized deferred financing costs	(7,075)	(8,152)
Long-term debt, net	1,752,293	2,336,219
Current portion of long-term debt	11,068	7,500
Noncurrent portion of long-term debt	$1,741,225	$2,328,719
(a)    Represents the aggregate principal amount of the debt, with maturities of the Term Loan A Facility of $82.8 million due April 2028. The Company also had commitments under its undrawn $175.0 million Revolving Credit Facility. Total undrawn revolver commitments are available to be drawn for general corporate purposes of the Company.
Senior Secured Credit Facility
Amendment No. 1 - 2021
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
Amendment No. 2 - 2023
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
Amendment No. 3 - 2024
On April 9, 2024, AMC Networks entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement. In connection with Amendment No. 3, AMC Networks made a $165.6 million partial prepayment of the Term Loan A facility under the Credit Agreement (the “Term Loan A Facility”), bringing the total principal amount outstanding under the Term Loan A Facility to $425 million, and reduced the Revolving Credit Facility to $175 million. In addition, pursuant to Amendment No. 3, the maturity date of $325 million principal amount of loans under the Term Loan A Facility as well as all of the commitments under the Revolving Credit Facility was extended to April 9, 2028 (referred to as "Term Loan A (Extended)"). The maturity date of the remaining $100 million principal amount of loans under the Term Loan A Facility continues to be

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
February 8, 2026 (referred to as "Term Loan A (Non-Extended)"). Amendment No. 3 also includes certain other modifications to covenants and other provisions of the Credit Agreement. In connection with the $165.6 million partial prepayment of the Term Loan A Facility and the modification of the revolving loan commitments, the Company recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which is included in Gain (loss) on extinguishment of debt, net within the consolidated statements of income (loss).
Amendment No. 4 - 2024
On September 26, 2024, the Company entered into Amendment No. 4 to the Credit Agreement, pursuant to which certain modifications were made to the schedules listing the Company’s restricted and unrestricted subsidiaries to reflect recent changes to the Company’s corporate structure.
Amendment No. 5 - 2025
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
Additionally, the Company repurchased and permanently retired term loans held by certain lenders that consented to the maturity extension noted above, in an aggregate principal amount equal to $165.7 million, at a price equal to the principal amount thereof plus accrued and unpaid interest. The remaining $85.6 million principal amount, $2.8 million of which was subsequently repaid during the fourth quarter of 2025 in accordance with the revised contractual payment schedule, retained their existing maturity date of April 9, 2028. In connection with the $165.7 million partial prepayment of the Term Loan A Facility and the modification of the revolving loan commitments, the Company recorded a charge of $1.3 million to write off a portion of the unamortized discount and deferred financing costs associated with the Credit Agreement, which is included in Gain (loss) on extinguishment of debt, net within the consolidated statements of income (loss).
Amendment No. 5 also includes certain other modifications to covenants and other provisions of the Credit Agreement, including a reduction in the minimum interest coverage ratio from 2.00:1.00 to 1.50:1.00, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028.
During the year ended December 31, 2025, and prior to the execution of Amendment No. 5, the Company voluntarily prepaid the remaining $90.0 million of borrowings under the Term Loan A Facility consisting of the non-extended portion originally due in February 2026, $20.0 million of which was paid in May 2025 and the remaining $70.0 million of which was paid in July 2025. In connection with the voluntary prepayments, the Company recorded a charge of $0.4 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Term Loan A Facility consisting of the non-extended portion originally due in February 2026, which is included in Gain (loss) on extinguishment of debt, net in the consolidated statements of income (loss). Additionally, during the year ended December 31, 2025, the Company continued to make quarterly payments of the principal amount in accordance with the contractual payment schedule totaling $27.1 million.
Borrowings for the amounts due April 2028 bear interest at (a) a base rate plus an additional rate ranging from 1.75% to 2.50% per annum (determined based on a cash flow ratio) (the "Base Rate"), or (b) a SOFR rate plus an additional rate ranging from 2.75% to 3.50% per annum (determined based on a cash flow ratio) (the "SOFR Rate").
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
The Credit Agreement contains certain affirmative and negative covenants applicable to AMC Networks and its restricted subsidiaries. These include restrictions on AMC Networks and its restricted subsidiaries' ability to incur indebtedness, make investments, place liens on assets, dispose of assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on AMC Networks' ability to pay dividends on and to repurchase its common stock. The Credit Agreement also requires AMC Networks and its restricted subsidiaries, on a consolidated basis to comply with the following financial covenants: (i) a maximum ratio of Net Debt to Annual Adjusted Operating Income (each defined in the Credit

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Agreement) ("Net Leverage Ratio") of 5.25:1.00 from January 1, 2021 through December 31, 2021 and decreasing to 5.00:1.00 on and after January 1, 2022 to but excluding the Amendment No. 3 effective date. From the Amendment No.3 effective date through March 31, 2026, the maximum Net Leverage Ratio is 5.75:1.00, decreasing thereafter to 5.50:1.00, subject to increase (not to exceed 6.00:1.00) if AMC Networks consummates any leveraging acquisition; and (ii) a minimum ratio of Annual Adjusted Operating Income to Annual Total Interest Expense (each defined in the Credit Agreement) ("Interest Coverage Ratio") of 2.50:1.00 through the quarter ending June 30, 2024, 2.00:1.00 for each quarter ending September 30, 2024 through September 30, 2025, and beginning with the Amendment No. 5 effective date, 1.50:1.00 for each quarter ending December 31, 2025 through September 30, 2028, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028. AMC Networks was in compliance with all of its financial covenants under the Credit Facility as of December 31, 2025 and 2024.
The Revolving Credit Facility was not drawn upon at December 31, 2025 or December 31, 2024. The total undrawn revolver commitment is available to be drawn for our general corporate purposes.
10.50% Senior Secured Notes due 2032
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
4.25% Senior Notes due 2029
On February 8, 2021, AMC Networks issued and certain of AMC Networks’ subsidiaries (hereinafter, the “Guarantors”) guaranteed $1.0 billion aggregate principal amount of 4.25% senior notes due February 15, 2029 (the “Senior Notes”) in a registered public offering and received net proceeds of $982.3 million, after deducting underwriting discounts and commissions and expenses. The Company used such proceeds to redeem (i) the remaining $400 million principal amount of the Company’s 4.75% senior notes due 2022 and (ii) $600 million principal amount of the Company’s 5.00% senior notes due 2024 on February 26, 2021 (the "Redemption Date"). The 4.75% senior notes due 2022 were redeemed at a redemption price of 100.000% of the principal amount of such notes and the 5.00% senior notes due 2024 were redeemed at a redemption price of 102.500% of the principal amount of such notes, in each case, plus accrued and unpaid interest to, but excluding, the Redemption Date.
The Senior Notes may be redeemed, at AMC Networks' option, in whole or in part, at any time on or after February 15, 2024, at a redemption price equal to 102.125% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption), declining annually to 100% of the principal amount thereof (plus accrued and unpaid interest thereon, if any, to the date of such redemption) beginning on February 15, 2026.
In June 2024, the Company repurchased $15.0 million of its outstanding Senior Notes through open market repurchases, at a discount of $4.9 million, and retired the repurchased notes. The Company recorded a $4.7 million gain which reflects the discount, net of $0.2 million to write off a portion of the unamortized discount and deferred financing costs associated with the notes. The $4.7 million gain is included in Gain (loss) on extinguishment of debt, net within the consolidated statements of income (loss).

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Utilizing proceeds from the July 3, 2025 offering of 2032 Secured Notes described above and cash-on-hand, the Company completed a cash tender offer on July 17, 2025 to purchase $600.0 million of its Senior Notes at a discount of $111.0 million, and retired the notes tendered. The Company recorded a $105.8 million gain which reflects the discount, net of $5.2 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes, as well as $1.7 million in additional expenses associated with the tender offer, both of which are included in Gain (loss) on extinguishment of debt, net in the consolidated statements of income (loss).
Additionally, during 2025, the Company repurchased $108.3 million principal amount of its Senior Notes through open market repurchases, at discounts of $28.2 million and retired the repurchased Senior Notes. The Company recorded gains of $27.2 million, which reflects the discounts, net of $1.0 million to write off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes, and is included in Gain (loss) on extinguishment of debt, net in the consolidated statements of income (loss).
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2025 are as follows:

(In thousands)
Years Ending December 31,
2026	$11,068
2027	11,068
2028	60,659
2029	1,295,456
2030	—
Thereafter	400,000
$1,778,251

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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024:

(In thousands)	Level I	Level II	Level III	Total
At December 31, 2025:
Assets:
Cash equivalents	$85,176	$—	$—	$85,176
Foreign currency derivatives	—	9,531	—	9,531
Liabilities:
Foreign currency derivatives	—	6,401	—	6,401

At December 31, 2024:
Assets:
Cash equivalents	$250,841	$—	$—	$250,841
Foreign currency derivatives	—	4,889	—	4,889
Liabilities:
Foreign currency derivatives	—	2,330	—	2,330
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
Fair value measurements are also used in nonrecurring valuations performed in connection with impairment testing, including the valuation of program rights, goodwill, intangible assets and property and equipment. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level III of the fair value hierarchy.
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the consolidated balance sheets are summarized as follows:

(In thousands)	December 31, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$79,438	$82,795
10.25% Senior Secured Notes due 2029	864,459	916,563
4.25% Senior Notes due 2029	274,630	242,810
4.25% Convertible Senior Notes due 2029	140,383	127,830
10.50% Senior Secured Notes due July 2032	393,383	442,000
	$1,752,293	$1,811,998

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A facility	$359,660	$356,934
10.25% Senior Secured Notes due 2029	861,683	927,500
4.25% Senior Notes due 2029	975,466	772,002
4.25% Convertible Senior Notes due 2029	139,410	142,313
	$2,336,219	$2,198,749
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
The fair values of the Company's derivative financial instruments included in the consolidated balance sheets are as follows:

(In thousands)		December 31,
	Balance Sheet Location	2025	2024
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$2,736	$944
Foreign currency derivatives	Other assets	6,795	3,945
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,993	$945
Foreign currency derivatives	Other liabilities	4,408	1,385

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amount of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Years Ended December 31,
		2025	2024	2023
Foreign currency derivatives	Miscellaneous, net	$101	$(3,228)	$11,711

Note 12. Leases
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
The leases generally provide for fixed annual rentals plus certain other costs or credits (e.g., tenant improvement allowance). Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.
Since the rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments.
In December 2025, the Company extended the lease of its corporate headquarters to September 2032, while also early terminating the portion of office space that the Company previously vacated in 2023. In connection with the amendment, the Company remeasured its lease liability and adjusted the associated right-of-use assets accordingly, which also resulted in a $3.4 million credit to restructuring and other related charges for the portion of office space that the Company previously vacated in 2023.
The following table summarizes the leases included in the consolidated balance sheets as follows:

		December 31,
(In thousands)	Balance Sheet Location	2025	2024
Assets
Operating	Operating lease right-of-use assets	$72,545	$58,390
Finance	Property and equipment, net	12,478	11,695
Total lease assets		$85,023	$70,085
Liabilities
Current:
Operating	Current portion of lease obligations	$14,059	$27,798
Finance	Current portion of lease obligations	3,584	4,641
		17,643	32,439
Noncurrent:
Operating	Lease obligations	70,037	51,929
Finance	Lease obligations	12,226	12,652
		82,263	64,581

Total lease liabilities		$99,906	$97,020

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the lease costs included in the consolidated statements of income (loss):

		December 31,
(In thousands)	Income Statement Location	2025	2024	2023
Operating lease costs	Selling, general and administrative expenses	$22,808	$22,955	$26,681
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	2,044	1,153	1,098
Interest on lease liabilities	Interest expense	904	1,188	1,714
Short term lease costs	Selling, general and administrative expenses	170	162	111
Variable lease costs	Selling, general and administrative expenses	2,316	2,492	2,315
Total lease costs		$28,242	$27,950	$31,919
The following table summarizes the maturity of lease liabilities for operating and finance leases as of December 31, 2025:

(In thousands)	Operating Leases	Finance Leases	Total
2026	$20,372	$4,643	$25,015
2027	12,639	3,611	16,250
2028	18,725	3,729	22,454
2029	15,589	1,959	17,548
2030	14,865	1,428	16,293
Thereafter	27,006	2,856	29,862
Total lease payments	109,196	18,226	127,422
Less: Interest	25,100	2,416	27,516
Present value of lease liabilities	$84,096	$15,810	$99,906

The following table summarizes the weighted average remaining lease term and discount rate for operating and finance leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.5	3.0
Finance leases	5.2	5.9
Weighted average discount rate:
Operating leases	7.8%	5.1%
Finance leases	6.0%	6.2%
The following table summarizes the supplemental cash paid for amounts in the measurement of lease liabilities:

	December 31,
(In thousands)	2025	2024	2023
Operating cash flows from operating leases	$33,184	$33,489	$37,121
Operating cash flows from finance leases	904	1,188	1,586
Financing cash flows from finance leases	4,670	4,650	4,222

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Income Taxes
Income (loss) from continuing operations before income taxes consists of the following components:

(In thousands)	Years Ended December 31,
	2025	2024	2023
Domestic	$182,190	$(119,422)	$239,061
Foreign	(34,192)	(55,075)	56,945
Total	$147,998	$(174,497)	$296,006
Income tax expense (benefit) attributable to continuing operations consists of the following components:

(In thousands)	Years Ended December 31,
	2025	2024	2023
Current expense (benefit):
U.S. federal	$27,671	$43,284	$9,260
U.S. state and local	20,698	41,990	12,624
Foreign	11,887	20,441	23,517
Total current tax expense (benefit)	60,256	105,715	45,401
Deferred expense (benefit):
U.S. federal	(11,329)	(53,109)	46,831
U.S. state and local	(1,397)	(6,631)	1,034
Foreign	(4,552)	(3,323)	1,871
Total deferred tax expense (benefit)	(17,278)	(63,063)	49,736
Total income tax expense (benefit):
U.S. federal	16,342	(9,825)	56,091
U.S. state and local	19,301	35,359	13,658
Foreign	7,335	17,118	25,388
Total income tax expense (benefit)	42,978	42,652	95,137
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	3,248	838	(531)
Income tax expense (benefit)	$46,226	$43,490	$94,606

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As noted in Note 2, the Company adopted the FASB issued guidance that enhances the transparency and decision usefulness of income tax information through improvements to income tax disclosures. The required disclosure updates related to the rate reconciliation are reflected below on a prospective basis.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

(in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$31,080	21.0%
Domestic federal
Tax credits
Foreign tax credits	(14,642)	(9.9)%
Nontaxable or nondeductible items
Nondeductible goodwill impairment	6,807	4.6%
Nondeductible compensation expense	5,133	3.5%
Other	208	0.1%
Effect of cross-border tax laws	(2,511)	(1.7)%
Changes in valuation allowances	4,544	3.1%
Other
Deferred tax outside basis adjustment (a)	(17,837)	(12.1)%
Share-based payment awards	2,833	1.9%
Other	(1,651)	(1.1)%
Domestic state and local income taxes, net of federal effect (b)	19,285	13.0%
Changes in unrecognized tax benefits	2,523	1.7%
Foreign tax effects
Canada
Withholding taxes	7,726	5.2%
United Kingdom
Tax incentive adjustment	(11,301)	(7.6)%
Changes in valuation allowances	11,269	7.6%
Nontaxable income attributable to noncontrolling interests	(2,374)	(1.6)%
Other	667	0.5%
Spain
Tax incentive adjustment	(5,944)	(4.0)%
Nondeductible goodwill impairment	4,112	2.8%
Changes in valuation allowances	2,718	1.8%
Other	(984)	(0.7)%
Other jurisdictions
Withholding taxes	4,174	2.8%
Other	391	0.3%
Total income tax expense/(benefit)	$46,226	31.2%
(a)    This amount relates to a reversal of a deferred tax liability resulting from an ownership interest change of RLJ Entertainment.
(b)    This amount includes an $11.4 million adjustment primarily related to a write-down of a state investment tax credit receivable. During the year ended December 31, 2025, state taxes in California, New York and Pennsylvania compromised greater than 50% of the tax effect in this category after adjusting for the $11.4 million above.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

(In thousands)	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21%	21%
State and local income taxes, net of federal benefit	(1)	4
Effect of foreign operations (a)	(11)	1
Nondeductible compensation expenses	(3)	2
Excess tax deficiencies related to share-based compensation	(1)	1
Changes in the valuation allowance (b)	1	3
Investment tax credit benefit/expense (c)	(19)	—
Nondeductible goodwill impairment charges	(9)	—
Expiration of foreign tax credits	(4)	—
Other	1	—
Effective income tax rate	(25)%	32%
(a)In the years ended December 31, 2024 and 2023, the effect of foreign operations relates to the income tax benefit or expense as a result of certain entities operating in foreign jurisdictions (inclusive of the nondeductible goodwill impairment charges at AMCNI).
(b)In the year ended December 31, 2024, the decrease in the valuation allowance relates primarily to the expiration of foreign tax credits and utilization of foreign deferred tax assets offset by the generation of excess foreign tax credits.
(c)In the year ended December 31, 2024, the increase in the investment tax credit benefit/expense relates primarily to a write-down of a state investment tax credit receivable.
The tax effects of temporary differences that give rise to significant components of deferred tax assets or liabilities at December 31, 2025 and 2024 are as follows:

(In thousands)	December 31,
	2025	2024
Deferred Tax Asset (Liability)
NOLs and tax credit carryforwards	$122,916	$96,968
Compensation and benefit plans	19,695	20,128
Allowance for doubtful accounts	1,440	1,729
Fixed assets and intangible assets	21,527	23,411
Accrued interest expense	6,049	28,148
Unused capital losses	13,116	19,148
Accrued liabilities and other	22,402	23,927
Deferred tax asset	207,145	213,459
Valuation allowance	(142,368)	(127,563)
Net deferred tax asset	64,777	85,896
Prepaid liabilities	(770)	(664)
Fixed assets and intangible assets	(61,270)	(69,203)
Investments in partnerships	(86,408)	(99,864)
Other	(6,712)	(24,284)
Deferred tax liability	(155,160)	(194,015)
Total net deferred tax liability	$(90,383)	$(108,119)

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Tax Assets - Valuation Allowance

(In thousands)	2025	2024
Balance at beginning of year	$127,563	$135,742
Charged (credited) to expense	11,048	(8,160)
Other (a)	3,757	(19)
Balance at end of year	$142,368	$127,563
(a)Includes currency translation adjustments and other miscellaneous items.

At December 31, 2025, the Company had foreign tax credit carryforwards of approximately $49.8 million, expiring on various dates from 2026 through 2035, which have been reduced by a full valuation allowance as it is more likely than not that these carryforwards will not be realized. The Company had net operating loss carryforwards of approximately $415.3 million, related primarily to federal and state net operating losses acquired as a result of the purchase of the outstanding shares of RLJ Entertainment of approximately $72.3 million, other state net operating loss carryforwards and net operating loss carryforwards of our foreign subsidiaries. The deferred tax asset related to the federal and state net operating loss carryforwards of approximately $19.5 million has expiration dates ranging from 2026 through 2045 (some are indefinite) and has been reduced by a valuation allowance of approximately $12.4 million, including $7.7 million that was previously recorded through goodwill as part of purchase accounting. Although the foreign net operating loss carryforward periods range from 5 years to unlimited, the related deferred tax assets of approximately $52.9 million for these carryforwards have been reduced by a valuation allowance of approximately $51.0 million as it is more likely than not that these carryforwards will not be realized. The deferred tax asset related to unused capital losses and other related losses has been reduced by a valuation allowance of approximately $19.1 million as it is more likely than not that these losses will not be realized. The remainder of the valuation allowance at December 31, 2025 relates primarily to deferred tax assets attributable to temporary differences of certain foreign subsidiaries for which it is more likely than not that these deferred tax assets will not be realized.
At December 31, 2025, the Company had investment tax credit carryforwards of approximately $126.9 million, expiring on various dates from 2032 through 2040, reduced by $109.7 million for expected realization.
At December 31, 2025, the liability for uncertain tax positions was $6.7 million, excluding accrued interest of $3.4 million and deferred tax assets of $2.2 million. All of such unrecognized tax benefits, if recognized, would reduce the Company's income tax expense and effective tax rate.
A reconciliation of the beginning to ending amount of the liability for uncertain tax positions (excluding related accrued interest and deferred tax benefit) is as follows:

(In thousands)
Balance at December 31, 2024	$5,949
Increases related to current year tax positions	478
Increases related to prior year tax positions	1,678
Decreases related to prior year tax positions	(45)
Decreases due to settlements/payments	(834)
Decreases due to lapse of statute of limitations	(561)
Balance at December 31, 2025	$6,665
Interest expense (net of the related deferred tax benefit) of $1.3 million was recognized during the year ended December 31, 2025 and is included in income tax expense in the consolidated statement of income (loss). At December 31, 2025 and 2024, the liability for uncertain tax positions and accrued interest are included in accrued liabilities and other liabilities, in the consolidated balance sheets.
During 2025, $18.0 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. As of December 31, 2025, the Company's cash and cash equivalents balance of $502.4 million, included $132.5 million held by foreign subsidiaries. Of this amount $7.3 million is currently expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued for. The Company does not expect to incur any significant, additional taxes related to the remaining balance.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is currently being audited by the Internal Revenue Service, the State and City of New York and various other states or jurisdictions, with most of the periods under examination relating to tax years 2015 and forward.
In December 2021, the Organization for Economic Co-operation and Development (OECD) released the Pillar Two Model Rules, which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began the phased implementation of the Pillar Two Model Rules in 2024 and the minimum tax requirement has not had a material impact upon the Company's full year results of operations or financial position.
As noted in Note 2, the Company adopted the FASB issued guidance that enhances the transparency and decision usefulness of income tax information through improvements to income tax disclosures. The required disclosure updates related to income taxes paid are reflected below on a prospective basis.
The following table summarizes income taxes paid, net, for the year ended December 31, 2025:

(In thousands)
U.S. Federal	$28,000
U.S State and local	6,637
Foreign	11,753
Total income taxes paid, net	$46,390
Individual jurisdictions representing 5% or more or the total income taxes paid, net for the year ended December 31, 2025 included U.S. Federal at $28.0 million, Canada at $7.7 million and Massachusetts at $2.5 million.
Income taxes paid, net, were $37,994 and $63,020 for the years ended December 31, 2024 and 2023, respectively.

Note 14. Commitments and Contingencies
Commitments

(In thousands)	Payments due by period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase obligations (1)	$498,951	$258,959	$163,354	$58,186	$18,452
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On November 14, 2022, the Plaintiffs filed a separate complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On February 25, 2025, the Plaintiffs filed an amended complaint adding two claims for the alleged breach of the MFN provisions of their contracts based on certain agreements the Company entered into with another profit participant and a claim for breach of the implied covenant of good faith and fair dealing. On March 14, 2025, the Company filed its answer to the amended complaint. On November 5, 2025, the Company filed a motion for summary judgment seeking dismissal of all the claims in the MFN Litigation. The Plaintiffs’ opposition to the Company’s motion was filed on December 4, 2025 and the Company’s reply was filed on December 22, 2025. The parties are also completing limited remaining expert and fact discovery. As a result of a Court order extending the case deadlines, the trial for this matter, previously scheduled for March 26, 2026, has been rescheduled to April 21, 2026. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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

Note 15. Redeemable Noncontrolling Interests
RLJ Entertainment
In connection with the 2018 acquisition of RLJ Entertainment, the terms of the operating agreement provided the noncontrolling member with a right to put all of its noncontrolling interest to a subsidiary of the Company at a future time, within ninety days following October 31, 2025, or earlier upon a change of control. The put option was exercisable at the greater of the then fair market value or enterprise value of RLJ Entertainment, (but not lower than the fair value of the initial equity interest at the closing date of the agreement), in each case pursuant to the operating agreement and applied to the equity interest.
On November 26, 2025, the Company acquired the remaining 17% of RLJ Entertainment that it had not previously owned for $75.0 million in cash, before the put option was exercised. Since the Company retained controlling financial interest, the transaction was accounted for as an equity transaction and therefore no gain or loss was recorded in the consolidated statements of income (loss), with the exception of indirect tax effects further described below. As a result, the carrying amount of the noncontrolling interest was reduced to zero, reflecting the Company's 100% ownership of RLJ Entertainment, and the $13.8 million difference between this reduction and the $75.0 million purchase price was recognized as a reduction of Paid-in capital on the consolidated balance sheets. The indirect tax effects associated with the transaction, reversing a previously recorded deferred tax liability, resulted in a $17.8 million tax benefit in the consolidated statements of income (loss).
BBC America
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
Because exercise of these put rights was outside the Company's control, the noncontrolling interest in each entity were presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheets, prior to the acquisitions of the remaining interests not previously owned.
The activity reflected within redeemable noncontrolling interests for the years ended December 31, 2025, 2024 and 2023 is presented below.

(In thousands)	Redeemable Noncontrolling Interest
December 31, 2022	$253,669
Net losses	(1,779)
Distributions	(66,593)
December 31, 2023	185,297
Net losses	(7,082)
Distributions	(12,039)
Adjustment to redemption fair value	22,594
Cash paid for purchase of noncontrolling interest	(42,000)
Transfer to Paid-in capital upon purchase of noncontrolling interest	(90,889)
December 31, 2024	55,881
Net earnings	4,619
Adjustment to redemption fair value	708
Cash paid for purchase of noncontrolling interest	(75,000)
Reduction of Paid-in capital upon purchase of noncontrolling interest	13,792
December 31, 2025	$—
Note 16. Equity and Long-Term Incentive Plans
On June 8, 2016, the Company's stockholders approved the AMC Networks Inc. 2016 Employee Stock Plan (the "2016 Employee Stock Plan") and on June 5, 2012, the Company's stockholders approved the AMC Networks Inc. 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan").
Equity Plans
On June 5, 2025, the Company adopted the Amended and Restated 2016 Employee Stock Plan (the "2016 Employee Stock Plan"). The 2016 Employee Stock Plan provides for the grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards (collectively, "awards"). Under the 2016 Employee Stock Plan, the Company may grant awards for up to 17,000,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Equity-based awards granted under the 2016 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2016 Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors ("Compensation Committee") and may include terms or conditions based upon performance criteria.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Awards issued to employees under the 2016 Employee Stock Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of December 31, 2025, there are 7,776,690 share awards available for future grant under the 2016 Employee Stock Plan.
 On June 12, 2024, the Company adopted the Amended and Restated 2011 Stock Plan for Non-Employee Directors (the "2011 Non-Employee Director Plan"). Under the 2011 Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 1,115,000 shares of AMC Networks Class A Common Stock (subject to certain adjustments). Stock options under the 2011 Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of AMC Networks Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant. The terms and conditions of awards granted under the 2011 Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, stock options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death. As of December 31, 2025, there are 113,155 shares available for future grant under the 2011 Non-Employee Director Plan.
Restricted Stock Unit Activity
The following table summarizes activity relating to Company employees who held AMC Networks restricted stock units ("RSUs") for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Unvested award balance, December 31, 2024	3,211,248	$15.50
Granted	3,262,379	$7.03
Released/Vested	(1,391,818)	$17.76
Canceled/Forfeited	(547,094)	$10.10
Unvested award balance, December 31, 2025	4,534,715	$9.57
On the vesting date, 590,176 RSUs were surrendered to AMC Networks to cover the required statutory tax withholding obligations for the year ended December 31, 2025. Units are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The units surrendered during the year ended December 31, 2025 had an aggregate value of $4.0 million, which has been reflected as a financing activity in the consolidated statement of cash flows.
All RSUs granted during the periods presented vest ratably over a three year period, with the exception of awards for certain executives which may vest over a shorter period (generally one or two years).
The following table summarizes activity relating to Non-employee Directors who held AMC Networks RSUs for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Stock Unit at Date of Grant
Vested award balance, December 31, 2024	487,957	$31.30
Granted	275,522	$6.60
Released/Vested	(154,493)	$28.16
Vested award balance, December 31, 2025	608,986	$20.92

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average grant date fair value of all RSUs granted was $6.99, $12.56 and $17.56 in 2025, 2024 and 2023, respectively. The total market value of RSUs that vested during 2025, 2024 and 2023 was $11.6 million, $11.7 million and $17.2 million, respectively.
Share-based Compensation Expenses
The Company recorded share-based compensation expenses of $25.3 million, $26.1 million and $25.9 million (including $0.2 million recorded as part of Restructuring and other related charges), reduced for forfeitures, for the years ended December 31, 2025, 2024 and 2023, respectively.
Share-based compensation expenses are recognized in the consolidated statements of income (loss) as part of selling, general and administrative expenses. As of December 31, 2025, there was $21.3 million of total unrecognized share-based compensation costs related to Company employees who held unvested AMC Networks restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining period of approximately 1.9 years. There were no costs related to share-based compensation that were capitalized.
The Company receives income tax deductions related to restricted stock units, stock options or other equity awards granted to its employees by the Company. Cash flows resulting from excess tax benefits and deficiencies are classified along with other income tax cash flows as an operating activity. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued, in excess of the deferred tax asset attributable to stock compensation costs for such awards. Excess tax deficiencies are realized deficiencies from tax deductions being less than the deferred tax asset. Excess tax deficiencies of $2.9 million, $2.0 million and $2.6 million were recorded for the years ended December 31, 2025, 2024 and 2023, respectively.
Long-Term Incentive Plans
The Company's long-term incentive program includes cash performance awards for executives and other members of management. The terms and conditions of such awards are determined by the Compensation Committee of the Company's Board of Directors, and include the achievement of certain performance criteria over a three-year performance period. During 2025, 2024 and 2023, the Company granted long-term incentive cash performance awards with three-year cliff vesting. Compensation expense is recognized in the consolidated statements of income (loss) as part of selling, general and administrative expenses ratably over the vesting period. The Company recorded compensation expense of $10.9 million, $10.7 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Total expense related to all benefit plans was $6.3 million, $6.7 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company does not provide postretirement benefits for any of its employees.
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Revenues, net from these transactions amounted to $4.8 million, $5.3 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amounts charged to the Company in connection with these transactions, included in selling, general and administrative expenses, amounted to $1.9 million, $1.1 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Additionally, on September 2, 2025, the Company entered into a consulting agreement with MSG Networks Inc. ("MSG Networks") to provide certain advisory services to MSG Networks. Under this agreement, the Company recorded $0.7 million of income for the year ended December 31, 2025, which is recorded in Miscellaneous, net in the consolidated statements of income (loss).

Note 19. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Years Ended December 31,
	2025	2024	2023
Non-Cash Investing and Financing Activities:
Operating lease additions	$33,056	$8,272	$7,647
Finance lease additions	2,625	2,991	—
Capital expenditures incurred but not yet paid	1,310	1,765	974
Supplemental Data:
Cash interest paid	156,563	129,164	149,535

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
The Company evaluates segment performance based on operating segment adjusted operating income ("AOI"). The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expenses or benefit, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to income from operations before income taxes, and other information as to the continuing operations of the Company's operating segments below.
Adjusted operating income reflects the Company’s ability to control costs and generate income through its operations to invest in its current business as well as new opportunities. The CODM uses adjusted operating income to monitor budget versus actual results and to benchmark to peer companies, as adjusted operating income and similar measures with similar titles are common performance measures used by investors, analysts, and peers to compare performance in the industry. The monitoring and evaluation of budgeted versus actual results facilitates the CODM’s assessment of segment performance and informs decisions on the allocation of resources, including decisions regarding executive compensation.

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$1,264,823	$188,417	$1,453,240
Advertising	476,745	104,050	580,795
Content licensing and other	269,554	8,212	277,766
	2,011,122	300,679	2,311,801
Inter-segment revenues (Content licensing and other) (a)	2,848	3,286	6,134
	2,013,970	303,965	2,317,935
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(6,134)
Total consolidated revenues, net			$2,311,801

Less: (b)
Content expenses	843,643	77,248
Marketing, research, and advertising sales expenses	310,921	21,549
Other (c)	369,243	161,988
Segment adjusted operating income	$490,163	$43,180	$533,343

Reconciliation of total segment adjusted operating income:
Elimination of inter-segment profits			(853)
Unallocated corporate overhead costs (d)			(120,616)
Share-based compensation expenses			(25,330)
Depreciation and amortization			(94,425)
Impairment and other charges			(97,784)
Restructuring and other related charges			(26,536)
Cloud computing amortization			(10,733)
Majority-owned equity investees AOI			(23,744)
Operating income			133,322
Other income (expense):
Interest expense			(172,353)
Interest income			27,746
Gain on extinguishment of debt, net			129,800
Miscellaneous, net			29,483
Income from operations before income taxes			$147,998
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2024
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$1,275,127	$196,924	$1,472,051
Advertising	561,301	115,333	676,634
Content licensing and other	264,772	7,857	272,629
	2,101,200	320,114	2,421,314
Inter-segment revenues (Content licensing and other) (a)	11,789	4,914	16,703
	2,112,989	325,028	2,438,017
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(16,703)
Total consolidated revenues, net			$2,421,314

Less: (b)
Content expenses	851,702	79,989
Marketing, research, and advertising sales expenses	298,267	23,842
Other (c)	343,441	156,292
Segment adjusted operating income	$619,579	$64,905	$684,484

Reconciliation of total segment adjusted operating income:
Elimination of inter-segment profits			(2,228)
Unallocated corporate overhead costs (d)			(119,683)
Share-based compensation expenses			(26,051)
Depreciation and amortization			(98,015)
Impairment and other charges			(399,513)
Restructuring and other related charges			(49,464)
Cloud computing amortization			(13,452)
Majority-owned equity investees AOI			(15,678)
Operating loss			(39,600)
Other income (expense):
Interest expense			(166,186)
Interest income			36,803
Loss on extinguishment of debt, net			(105)
Miscellaneous, net			(5,409)
Loss from operations before income taxes			$(174,497)
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Year Ended December 31, 2023
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$1,340,207	$220,854	$1,561,061
Advertising	633,823	81,823	715,646
Content licensing and other	333,771	101,399	435,170
	2,307,801	404,076	2,711,877
Inter-segment revenues (Content licensing and other) (a)	8,786	400	9,186
	2,316,587	404,476	2,721,063
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(9,186)
Total consolidated revenues, net			$2,711,877

Less: (b)
Content expenses	924,490	83,117
Marketing, research, and advertising sales expenses	266,839	22,783
Production services costs for 25/7 Media	—	72,080
Other (c)	412,514	165,948
Segment adjusted operating income	$712,744	$60,548	$773,292

Reconciliation of total segment adjusted operating income:
Elimination of inter-segment profits			2,217
Unallocated corporate overhead costs (d)			(105,405)
Share-based compensation expenses			(25,665)
Depreciation and amortization			(107,402)
Impairment and other charges			(96,689)
Restructuring and other related charges			(27,787)
Cloud computing amortization			(10,543)
Majority-owned equity investees AOI			(13,606)
Operating income			388,412
Other income (expense):
Interest expense			(152,703)
Interest income			37,018
Miscellaneous, net			23,279
Income from operations before income taxes			$296,006
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

AMC NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of approximately $677.0 million, $603.0 million and $565.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.
One customer within the Domestic Operations segment accounted for approximately 18%, 16% and 13% of consolidated revenues, net for the years ended December 31, 2025, 2024 and 2023, respectively.
The table below summarizes revenue based on customer location:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenue
United States	$1,839,707	$1,917,532	$2,210,253
Europe	322,342	353,215	329,093
Other	149,752	150,567	172,531
	$2,311,801	$2,421,314	$2,711,877

The table below summarizes property and equipment based on asset location:

	Years Ended December 31,
(In thousands)	2025	2024
Property and equipment, net
United States	$97,357	$127,881
Europe	15,282	13,634
Other	3,339	1,521
	$115,978	$143,036

AMC NETWORKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

(In thousands)	Balance at Beginning of Period	Provision for (Recovery of) Bad Debt	Deductions/ Write-Offs and Other Charges, Net	Balance at End of Period
Year Ended December 31, 2025
Allowance for doubtful accounts	$9,468	$4,546	$(2,491)	$11,523
Year Ended December 31, 2024
Allowance for doubtful accounts	$9,488	$2,230	$(2,250)	$9,468
Year Ended December 31, 2023
Allowance for doubtful accounts	$8,725	$2,503	$(1,740)	$9,488

S-1