Form 10-Q
period 2026-03-31
AMC Global Media Inc.
filed 2026-05-08
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to
Commission File Number: 1-35106

AMC Global Media Inc.
(Exact name of registrant as specified in its charter)

Nevada		27-5403694
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11 Penn Plaza,
New York,	NY	10001
(Address of principal executive offices)		(Zip Code)
(212) 324-8500
(Registrant's telephone number, including area code)

AMC Networks Inc.
(Former name or former address, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of May 1, 2026:

Class A Common Stock par value $0.01 per share	32,443,304
Class B Common Stock par value $0.01 per share	11,484,408

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$552,137	$502,379
Accounts receivable, trade (less allowance for doubtful accounts of $9,325 and $11,523)	550,666	575,263
Prepaid expenses and other current assets	237,766	202,967
Total current assets	1,340,569	1,280,609
Property and equipment, net of accumulated depreciation of $421,812 and $409,991	107,630	115,978
Program rights, net	1,685,354	1,763,084
Intangible assets, net	176,882	184,803
Goodwill	165,018	166,809
Deferred tax assets, net	16,652	17,781
Operating lease right-of-use assets	68,690	72,545
Other assets	312,895	335,272
Total assets	$3,873,690	$3,936,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,303	$94,742
Accrued liabilities	292,105	323,029
Current portion of program rights obligations	240,491	258,252
Deferred revenue	63,415	63,651
Current portion of long-term debt	24,770	11,068
Current portion of lease obligations	13,900	17,643
Total current liabilities	763,984	768,385
Program rights obligations	163,937	181,773
Long-term debt, net	1,724,518	1,741,225
Lease obligations	78,583	82,263
Deferred tax liabilities, net	116,814	108,164
Other liabilities	37,621	41,322
Total liabilities	2,885,457	2,923,132
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 32,443 and 31,215 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	419,630	429,902
Accumulated earnings	2,157,090	2,176,124
Treasury stock, at cost (34,287 and 35,516 shares Class A Common Stock, respectively)	(1,396,092)	(1,406,027)
Accumulated other comprehensive loss	(226,172)	(218,910)
Total AMC Global Media stockholders' equity	955,238	981,871
Non-redeemable noncontrolling interests	32,995	31,878
Total stockholders' equity	988,233	1,013,749
Total liabilities and stockholders' equity	$3,873,690	$3,936,881
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$542,127	$555,233
Operating expenses:
Technical and operating (excluding depreciation and amortization)	283,180	267,346
Selling, general and administrative	201,925	197,975
Depreciation and amortization	21,423	20,926
Restructuring and other related charges	4,338	4,789
Total operating expenses	510,866	491,036
Operating income	31,261	64,197
Other income (expense):
Interest expense	(41,345)	(43,392)
Interest income	3,124	8,415
Miscellaneous, net	(16,942)	7,888
Total other income (expense)	(55,163)	(27,089)
Income (loss) from operations before income taxes	(23,902)	37,108
Income tax (expense) benefit	6,738	(14,955)
Net income (loss) including noncontrolling interests	(17,164)	22,153
Less: Net income attributable to noncontrolling interests	(1,706)	(4,104)
Net income (loss) attributable to AMC Global Media's stockholders	$(18,870)	$18,049

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(0.43)	$0.40
Diluted	$(0.43)	$0.34

Weighted average common shares:
Basic	43,627	44,821
Diluted	43,627	56,616
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss) including noncontrolling interests	$(17,164)	$22,153
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,851)	17,801
Comprehensive income (loss)	(25,015)	39,954
Less: Comprehensive income attributable to noncontrolling interests	(1,117)	(5,154)
Comprehensive income (loss) attributable to AMC Global Media's stockholders	$(26,132)	$34,800
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2025	$667	$115	$429,902	$2,176,124	$(1,406,027)	$(218,910)	$981,871	$31,878	$1,013,749
Net loss attributable to AMC Global Media's stockholders	—	—	—	(18,870)	—	—	(18,870)	—	(18,870)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,706	1,706
Other comprehensive income (loss)	—	—	—	—	—	(7,262)	(7,262)	(589)	(7,851)
Share-based compensation expenses	—	—	6,097	—	—	—	6,097	—	6,097
Common stock issued under employee stock plans	—	—	(9,771)	(164)	9,935	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(6,598)	—	—	—	(6,598)	—	(6,598)
Balance, March 31, 2026	$667	$115	$419,630	$2,157,090	$(1,396,092)	$(226,172)	$955,238	$32,995	$988,233

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Global Media's stockholders	—	—	—	18,049	—	—	18,049	—	18,049
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,581	2,581
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(3,672)	—	—	—	(3,672)	—	(3,672)
Other comprehensive income (loss)	—	—	—	—	—	16,751	16,751	1,050	17,801
Share-based compensation expenses	—	—	5,757	—	—	—	5,757	—	5,757
Common stock issued under employee stock plans	—	—	(11,496)	(5,477)	16,973	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(3,643)	—	—	—	(3,643)	—	(3,643)
Balance, March 31, 2025	$667	$115	$424,806	$2,104,801	$(1,391,334)	$(250,218)	$888,837	$32,296	$921,133

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(17,164)	$22,153
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	21,423	20,926
Share-based compensation expenses related to equity classified awards	6,097	5,757
Non-cash restructuring and other related charges	—	3,470
Amortization and write-off of program rights	206,262	197,881
Amortization of deferred carriage fees	2,588	6,885
Unrealized foreign currency transaction (gain) loss	3,765	(3,329)
Amortization of deferred financing costs and discounts on indebtedness	1,762	1,969
Deferred income taxes	9,512	(10,675)
Other, net	(3,373)	(3,928)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	20,853	53,204
Prepaid expenses and other assets	(7,300)	12,658
Program rights and obligations, net	(167,708)	(169,605)
Deferred revenue	(218)	(1,296)
Accounts payable, accrued liabilities and other liabilities	(9,032)	(27,265)
Net cash provided by operating activities	67,467	108,805
Cash flows from investing activities:
Capital expenditures	(2,652)	(14,620)
Net cash used in investing activities	(2,652)	(14,620)
Cash flows from financing activities:
Principal payments on Term Loan A Facility	(2,767)	(8,125)
Payments for financing costs	(2,000)	—
Deemed repurchases of restricted stock units	(6,598)	(3,643)
Principal payments on finance lease obligations	(455)	(1,198)
Net cash used in financing activities	(11,820)	(12,966)
Net increase in cash and cash equivalents from operations	52,995	81,219
Effect of exchange rate changes on cash and cash equivalents	(3,237)	4,361
Cash and cash equivalents at beginning of period	502,379	784,649
Cash and cash equivalents at end of period	$552,137	$870,229

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation
Description of Business
On April 8, 2026, AMC Networks Inc. filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a change of its corporate name from AMC Networks Inc. to AMC Global Media Inc.
AMC Global Media Inc. ("AMC Global Media") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Consists of our streaming services, our five programming networks, our AMC Studios operation and our film distribution business. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and All Reality). Our programming networks are AMC, We TV, BBC America, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business consists of Independent Film Company. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMC Global Media International, our international programming businesses consisting of a portfolio of channels distributed around the world.
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of AMC Global Media and its subsidiaries in which a controlling financial interest is maintained or variable interest entities in which the Company has determined it is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Unaudited Interim Financial Statements
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in the Company's Annual Report on Form 10-K (our "2025 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
The results of operations for interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2026.
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
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued guidance that provides a practical expedient for estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. Under the new standard, in lieu of developing forecasts of future economic conditions, entities can elect a practical expedient that assumes the current conditions as of the balance sheet date remain consistent for the remaining life of the asset. The new guidance became effective January 1, 2026 and is being applied prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
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
In December 2025, the FASB issued guidance that clarifies the applicability of ASC Topic 270 (Interim Reporting), the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The new guidance provides a comprehensive list of required interim disclosures and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2026, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about accounts receivable and contract liabilities from contracts with customers.

(In thousands)	March 31, 2026	December 31, 2025
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$591,296	$610,021
Contract liabilities, short-term (Deferred revenue)	63,415	63,651
Revenue recognized for the three months ended March 31, 2026 and 2025 relating to the contract liabilities at December 31, 2025 and 2024 was $19.1 million and $20.1 million, respectively.
The Company has an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of March 31, 2026, the Company had not yet sold any customer receivables under this agreement.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 3. Net Income (Loss) per Share
Net income (loss) per basic share is based upon net income (loss) attributable to AMC Global Media's' stockholders divided by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Net income (loss) per diluted share reflects the dilutive effects, if any, of AMC Global Media's outstanding equity-based awards and the assumed conversion of the Company's 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to AMC Global Media's stockholders used for basic net income (loss) per share	$(18,870)	$18,049
Add: Convertible Notes interest expense, net of tax	—	1,146
Net income (loss) attributable to AMC Global Media's stockholders used for diluted net income (loss) per share	$(18,870)	$19,195

Basic weighted average common shares outstanding	43,627	44,821
Effect of dilution:
Restricted stock units	—	509
Convertible Notes	—	11,286
Diluted weighted average common shares outstanding	43,627	56,616

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(0.43)	$0.40
Diluted	$(0.43)	$0.34
For the three months ended March 31, 2026, all 5.9 million of our restricted stock units ("RSUs") and the impact of 11.3 million common shares related to the assumed conversion of the Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive since we reported a net loss.
For the three months ended March 31, 2025, 1.2 million of RSUs have been excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. During the first quarter of 2026, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2026, the Company had $117.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
On May 8, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase $30.0 million of its outstanding Class A Common Stock. The Company is conducting the accelerated share repurchase as part of its existing Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, the Company will make an initial payment to Citibank of $30.0 million, and expects to receive an initial delivery of approximately 2.7 million shares of Class A Common Stock. The final number of shares to be repurchased will be based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, Citibank may be required to deliver additional shares of Common Stock to the Company, or, under certain circumstances, the Company may be required to make a payment to Citibank, which at the option of the Company may be in the form of cash or shares of Class A Common Stock. The final settlement of the transaction is expected to occur in the fourth quarter of 2026, but may be completed earlier at Citibank’s election

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $4.3 million for the three months ended March 31, 2026, with $1.7 million related to the Company's restructuring plan in its International segment ("International Plan"), which for the quarter consisted primarily of office closures in Latin America. The Company will incur additional restructuring charges in connection with the International Plan, which is expected to be substantially completed in the first half of 2026.
In October 2025, the Company announced a voluntary buyout program for U.S. employees, which resulted in modifications to the organizational structure of the Company and reduced employee costs. In connection with this program, the Company recognized $2.6 million of severance charges during the first quarter of 2026 and expects to recognize approximately $1 million of additional severance charges in 2026 related to employees who are providing ongoing service subsequent to March 31, 2026 in order to receive benefits under the program.
Restructuring and other related charges were $4.8 million for the three months ended March 31, 2025, primarily related to the planned wind-down of a joint venture held by the Company's U.K. business with operations in EMEA as part of its International segment, as well as the commencement of the International Plan in Southern Europe.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

	Three Months Ended March 31,
(In thousands)	2026	2025
Domestic Operations	$1,997	$(1,571)
International	1,669	6,360
Total segment restructuring and other related charges	$3,666	$4,789
Restructuring and other related charges that were not allocated to operating segments were $0.6 million for the three months ended March 31, 2026. There were no restructuring and other related charges that were not allocated to operating segments for the three months ended March 31, 2025.
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2025	$14,603	$1,842	$16,445
Charges	4,338	—	4,338
Cash payments	(10,974)	(7)	(10,981)
Other	(26)	1	(25)
Balance at March 31, 2026	$7,941	$1,836	$9,777
Accrued restructuring and other related costs of $9.8 million and $16.4 million are included in Accrued liabilities in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	March 31, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$38,889	$590,357	$629,246
In-production and in-development	—	307,121	307,121
Total owned original program rights, net	$38,889	$897,478	$936,367

Licensed program rights, net:
Licensed film and acquired series	$—	$564,558	$564,558
Licensed originals	—	130,598	130,598
Advances and other production costs	—	60,112	60,112
Total licensed program rights, net	—	755,268	755,268
Program rights, net	$38,889	$1,652,746	$1,691,635

Current portion of program rights, net			$6,281
Program rights, net (long-term)			1,685,354
			$1,691,635

	December 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$44,258	$597,009	$641,267
In-production and in-development	—	333,568	333,568
Total owned original program rights, net	$44,258	$930,577	$974,835

Licensed program rights, net:
Licensed film and acquired series	$—	$593,491	$593,491
Licensed originals	—	141,243	141,243
Advances and other production costs	—	57,045	57,045
Total licensed program rights, net	—	791,779	791,779
Program rights, net	$44,258	$1,722,356	$1,766,614

Current portion of program rights, net			$3,530
Program rights, net (long-term)			1,763,084
			$1,766,614

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization, including write-offs, of owned and licensed program rights is as follows:

	Three Months Ended March 31, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$5,369	$93,336	$98,705
Licensed program rights	—	107,557	107,557
	$5,369	$200,893	$206,262

	Three Months Ended March 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Included in Technical and operating:
Owned original program rights	$3,893	$87,143	$91,036
Licensed program rights	79	106,766	106,845
	$3,972	$193,909	$197,881
There were no significant program rights write-offs included in technical and operating expenses for the three months ended March 31, 2026 or 2025.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of March 31, 2026 consisted of $136.9 million recorded in Prepaid expenses and other current assets and $73.2 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2025 consisted of $125.3 million recorded in Prepaid expenses and other current assets and $95.0 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $95.0 million and $94.8 million at March 31, 2026 and December 31, 2025, respectively. Investments in non-marketable equity securities were $45.5 million at March 31, 2026 and December 31, 2025.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2025	$80,038	$86,771	$166,809
Foreign currency translation	—	(1,791)	(1,791)
March 31, 2026	$80,038	$84,980	$165,018
As of March 31, 2026 and December 31, 2025, accumulated impairment charges totaled $649.6 million, with $268.7 million attributed to the Domestic Operations operating segment and $380.9 million attributed to the International operating segment.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	March 31, 2026
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$625,809	$(501,678)	$124,131	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	91,498	(54,247)	37,251	3 to 20 years
Total amortizable intangible assets	763,589	(602,207)	161,382
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	15,500
Total intangible assets	$783,489	$(606,607)	$176,882

(In thousands)	December 31, 2025
	Gross	Accumulated Amortization		Net
Amortizable intangible assets:
Affiliate and customer relationships	$628,790	$(498,146)		$130,644
Advertiser relationships	46,282	(46,282)		—
Trade names and other amortizable intangible assets	91,966	(53,307)		38,659
Total amortizable intangible assets	767,038	(597,735)		169,303
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	(1)	15,500
Total intangible assets	$786,938	$(602,135)		$184,803
(1) Related to an impairment charge recorded on the Company's SundanceTV trademarks during the fourth quarter of 2025.
Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2026 and 2025 was $7.6 million and $7.8 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2026	$30,379
2027	25,276
2028	22,957
2029	19,891
2030	19,882

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Employee related costs	$90,648	$77,635
Participations and residuals	129,601	127,859
Interest	30,515	68,940
Restructuring and other related charges	9,777	16,445
Other accrued expenses	31,564	32,150
Total accrued liabilities	$292,105	$323,029

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	March 31, 2026	December 31, 2025
Senior Secured Credit Facility: (a)
Term Loan A Facility	$80,028	$82,795
Senior Notes:
10.25% Senior Secured Notes due January 2029	13,702	875,000
4.25% Senior Notes due February 2029	276,706	276,706
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	1,315,098	400,000
Total long-term debt	1,829,284	1,778,251
Unamortized discount	(71,379)	(18,883)
Unamortized deferred financing costs	(8,617)	(7,075)
Long-term debt, net	1,749,288	1,752,293
Current portion of long-term debt	24,770	11,068
Noncurrent portion of long-term debt	$1,724,518	$1,741,225
(a)Represents the aggregate principal amount of the debt, with maturities of the Term Loan A Facility of $80.0 million due April 2028. The Company also had commitments under its undrawn $175.0 million Revolving Credit Facility. On May 6, 2026, the Company gave notice that it would repay the Term Loan A Facility and terminate the Revolving Credit Facility on May 12, 2026.
Senior Secured Credit Facility
During the three months ended March 31, 2026, the Company repaid $2.8 million of the principal amount of the Term Loan A Facility.
AMC Global Media's credit agreement (as amended, the "Credit Agreement") requires AMC Global Media Inc. and its restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio decreased to 5.50:1.00, subject to increase (not to exceed 6.00:1.00) if AMC Global Media consummates any leveraging acquisition. In addition, the Credit Agreement requires a minimum interest coverage ratio of 1.50:1.00 for AMC Global Media Inc. and its restricted subsidiaries on a consolidated basis for each quarter through September 30, 2028, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties. AMC Global Media was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2026.
On May 6, 2026, the Company notified JPMorgan Chase Bank, N.A., pursuant to the terms of the Credit Agreement, that it would repay the $80.0 million remaining balance under the Term Loan A Facility and terminate the Revolving Credit Facility on May 12, 2026.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Consent Solicitation to Amend the 10.50% Senior Secured Notes due 2032
On February 23, 2026, the Company received requisite consents from holders of its 10.50% Senior Secured Notes due 2032 related to the effectiveness of amendments to the indenture governing the 10.50% Senior Secured Notes due 2032 to (1) amend the covenant that limits restricted payments in order to permit buybacks, purchases, redemptions, retirements or other acquisitions of AMC Global Media's equity interests in an aggregate amount not to exceed $50.0 million; (2) revise the covenant that limits transfers or licenses of certain trademarks to unrestricted subsidiaries to only permit transfers of non-exclusive licenses; and (3) restrict investments in unrestricted subsidiaries made pursuant to the definition of “Permitted Investments” to certain specified clauses in such definition. As a result of the receipt of requisite consents, the Company made a consent fee cash payment of $2.0 million in aggregate to all holders of the 10.50% Senior Secured Notes due 2032 who validly delivered and did not validly revoke their consents. The consent fee was accounted for as a debt modification in accordance with ASC Topic 470 and capitalized as a deferred financing cost.
Exchange Offer and Consent Solicitation to Amend the 10.25% Senior Secured Notes due 2029
On February 23, 2026, the Company commenced a private exchange offer (the “Exchange Offer”) and related consent solicitation (the “Consent Solicitation”) with respect to its outstanding 10.25% Senior Secured Notes due 2029 (the "2029 Notes"). Pursuant to the Exchange Offer, the Company offered to issue additional 10.50% Senior Secured Notes due 2032 (the “2032 Notes”) in exchange for any and all of the $875 million aggregate principal amount of 2029 Notes held by eligible holders of 2029 Notes. The 2032 Notes issued in the Exchange Offer form part of the same series as the 2032 Notes issued in July 2025. In addition, pursuant to the Consent Solicitation, the Company solicited consents from eligible holders to amend certain of the covenants in the indenture governing the 2029 Notes. For 2029 Notes tendered and not validly withdrawn before 5:00 p.m., New York City time, on March 6, 2026 (the "Early Tender Time"), eligible holders received the “Total Consideration” of $1,065 in aggregate principal amount of 2032 Notes (including an early tender premium of $50 in principal amount of 2032 Notes) for each $1,000 principal amount of 2029 Notes validly tendered and accepted for exchange by the Company. For 2029 Notes tendered after the Early Tender Time and on or before 5:00 p.m., New York City time, on March 23, 2026 (the “Expiration Time”), eligible holders received the “Exchange Consideration” of $1,015 in aggregate principal amount of 2032 Notes for each $1,000 principal amount of 2029 Notes validly tendered and accepted for exchange by the Company. The Total Consideration and Exchange Consideration, as applicable, were reduced by an amount equal to the result of (x) the aggregate amount of accrued and unpaid interest due on the 2032 Notes issued to eligible holders from and including the last interest payment date for the original 2032 Notes to but not including the applicable settlement date less (y) the aggregate amount of accrued and unpaid interest due on the 2029 Notes validly tendered and accepted by the Company from and including the last interest payment date for such 2029 Notes to but not including the applicable settlement date.
On March 13, 2026, the Company completed the early settlement of the Exchange Offer. As of the Early Tender Time, approximately $830.6 million in aggregate principal amount of outstanding 2029 Notes had been validly tendered and not validly withdrawn. In connection with early settlement of the Exchange Offer, the Company issued $884 million in aggregate principal amount of the 2032 Notes.
On March 25, 2026, the Company completed the final settlement of the Exchange Offer. As of the Expiration Time, an additional approximately $30.7 million in aggregate principal amount of 2029 Notes was validly tendered in the Exchange Offer. In connection with the final settlement of the Exchange Offer, the Company issued approximately $31.1 million in aggregate principal amount of 2032 Notes. All tendered 2029 Notes exchanged in the Exchange offer were cancelled. Following such cancellation, approximately $13.7 million in aggregate principal amount of 2029 Notes remained outstanding as of March 31, 2026. The incremental aggregate principal issued on the 2032 Notes included in the Total Consideration and Exchange Consideration was $53.8 million and was accounted for as a debt modification in accordance with ASC Topic 470. As such, this noncash aggregate principal increase resulted in a corresponding capitalized debt discount. The Company also incurred third-party fees specifically attributable to the Exchange Offer of $16.7 million and are included in Miscellaneous, net in the condensed consolidated statement of income (loss) for the three months ended March 31, 2026.
On April 6, 2026, the Company redeemed of all of its remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date. As such, the remaining outstanding 2029 Notes aggregate principal amount of $13.7 million is included in the Current portion of long-term debt in the condensed consolidated balance sheet as of March 31, 2026.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
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
The leases generally provide for fixed annual rentals plus certain other costs or credits (e.g., a tenant improvement allowance). Some leases include rental payments based on a percentage of revenue over contractual levels or based on an index or rate. Our lease agreements do not include any material residual value guarantees or material restrictive covenants.
Since the rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments.
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets	$68,690	$72,545
Finance	Property and equipment, net	11,762	12,478
Total lease assets		$80,452	$85,023
Liabilities
Current:
Operating	Current portion of lease obligations	$10,244	$14,059
Finance	Current portion of lease obligations	3,656	3,584
		$13,900	$17,643
Noncurrent:
Operating	Lease obligations	$66,973	$70,037
Finance	Lease obligations	11,610	12,226
		$78,583	$82,263

Total lease liabilities		$92,483	$99,906

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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

(In thousands)	Level I	Level II	Level III	Total
At March 31, 2026:
Assets
Cash equivalents	$124,110	$—	$—	$124,110
Foreign currency derivatives	—	7,999	—	7,999
Liabilities
Foreign currency derivatives	—	4,593	—	4,593

At December 31, 2025:
Assets
Cash equivalents	$85,176	$—	$—	$85,176
Foreign currency derivatives	—	9,531	—	9,531
Liabilities
Foreign currency derivatives	—	6,401	—	6,401
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2026
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$76,956	$80,028
10.25% Senior Secured Notes due 2029	13,702	14,576
4.25% Senior Notes due 2029	274,784	232,433
4.25% Convertible Senior Notes due 2029	140,630	133,328
10.50% Senior Secured Notes due 2032	1,243,216	1,298,659
	$1,749,288	$1,759,024

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$79,438	$82,795
10.25% Senior Secured Notes due 2029	864,459	916,563
4.25% Senior Notes due 2029	274,630	242,810
4.25% Convertible Senior Notes due 2029	140,383	127,830
10.50% Senior Secured Notes due 2032	393,383	442,000
	$1,752,293	$1,811,998
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$2,905	$2,736
Foreign currency derivatives	Other assets	5,094	6,795
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,485	$1,993
Foreign currency derivatives	Other liabilities	3,108	4,408
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2026	2025
Foreign currency derivatives	Miscellaneous, net	$1,221	$(90)

Note 13. Income Taxes
In general, the Company is required to use an estimated annual effective rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective rate is revised on a quarterly basis.
For the three months ended March 31, 2026, income tax benefit was $6.7 million, representing an effective rate of 28%, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate primarily due to state

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
and local income tax expense and tax expense related to non-deductible compensation, partially offset by tax benefit related to foreign-derived deduction eligible income.
For the three months ended March 31, 2025, income tax expense was $15.0 million, representing an effective rate of 40%, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate primarily due to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign tax credits and losses.
At March 31, 2026, the Company had foreign tax credit carryforwards of approximately $51.0 million, expiring on various dates from 2026 through 2036. These carryforwards have been reduced to zero by a valuation allowance of $51.0 million as it is more likely than not that these carryforwards will not be realized.
As of March 31, 2026, the Company’s cash and cash equivalents balance of $552.1 million included approximately $126.5 million held by foreign subsidiaries. Of this amount, approximately $7.3 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of March 31, 2026, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2026.

Note 14. Commitments and Contingencies
Commitments
As of March 31, 2026, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets decreased $25.6 million, as compared to December 31, 2025, to $473.4 million. The decrease was primarily related to payments for program rights and third-party service contracts, partially offset by additional program rights commitments.
Legal Matters
On November 14, 2022, Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Charles Eglee, United Bongo Drum, Inc.; Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") filed a complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs assert claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claim in the MFN Litigation that they are entitled to actual and compensatory damages in excess of $200 million. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On February 25, 2025, the Plaintiffs filed an amended complaint adding two claims for the alleged breach of the MFN provisions of their contracts based on certain agreements the Company entered into with another profit participant and a claim for breach of the implied covenant of good faith and fair dealing. On March 14, 2025, the Company filed its answer to the amended complaint. On November 5, 2025, the Company filed a motion for summary judgment seeking dismissal of all the claims in the MFN Litigation. The Plaintiffs’ opposition to the Company’s motion was filed on December 4, 2025 and the Company’s reply was filed on December 22, 2025. The parties are also completing limited remaining expert and fact discovery. As a result of a February 23, 2026 Court order extending the case deadlines, the trial for this matter, previously scheduled for April 21, 2026, has been rescheduled to October 27, 2026. The Company believes that the asserted claims are without merit and will vigorously defend against them if they are not dismissed. At this time, no determination can be made as to the ultimate outcome of this litigation or the potential liability, if any, on the part of the Company.
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 15. Equity Plans
During the first quarter of 2026, AMC Global Media granted 3,398,929 RSUs to certain executive officers and employees under the AMC Global Media Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended March 31, 2026, 2,012,042 RSUs previously issued to employees of the Company vested. On the vesting date, 798,411 RSUs were surrendered to AMC Global Media to cover the required statutory tax withholding obligations and 1,213,632 shares of AMC Global Media's Class A Common Stock were issued. RSUs are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The RSUs surrendered during the three months ended March 31, 2026 had an aggregate value of $6.6 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the three months ended March 31, 2026.
Share-based compensation expense for the three months ended March 31, 2026 and 2025 was $6.1 million and $5.8 million, respectively. Share-based compensation expenses are recognized in the condensed consolidated statements of income (loss) as part of Selling, general and administrative expenses.
As of March 31, 2026, there was $36.2 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.6 years.
Note 16. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from these transactions amounted to $1.2 million for the three months ended March 31, 2026 and 2025. Amounts charged to the Company in connection with these transactions, included in Selling, general and administrative expenses, amounted to $0.5 million for the three months ended March 31, 2026 and 2025.
Additionally, on September 2, 2025, the Company entered into a consulting agreement with MSG Networks Inc. ("MSG Networks") to provide certain advisory services to MSG Networks. Under this agreement, the Company recorded $0.5 million of income, representing cost reimbursements for the three months ended March 31, 2026, which is recorded as a credit in Selling, general and administrative expenses in the condensed consolidated statements of income (loss).
Note 17. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Three Months Ended March 31,
	2026	2025
Non-Cash Investing and Financing Activities:
Operating lease additions	$403	$692
Capital expenditures incurred but not yet paid	4,366	1,626
Long-term debt issuance - exchange offer consideration	53,800	—
Supplemental Data:
Cash interest paid	77,983	76,736
Income tax payments, net	1,434	2,115

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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2026
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$305,282	$46,362	$351,644
Advertising	112,847	23,372	136,219
Content licensing and other	52,558	1,706	54,264
	470,687	71,440	542,127
Inter-segment revenues (Content licensing and other) (a)	—	823	823
	$470,687	$72,263	542,950
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(823)
Total consolidated revenues, net			$542,127

Less: (b)
Content expenses	209,317	19,815
Marketing, research, and advertising sales expenses	78,732	4,085
Other (c)	90,377	42,926
Segment adjusted operating income	$92,261	$5,437	$97,698

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			1,510
Unallocated corporate overhead costs (d)			(30,234)
Share-based compensation expenses			(6,097)
Depreciation and amortization			(21,423)
Restructuring and other related charges			(4,338)
Cloud computing amortization			(2,288)
Majority-owned equity investees AOI			(3,567)
Operating income			31,261
Other income (expense):
Interest expense			(41,345)
Interest income			3,124
Miscellaneous, net			(16,942)
Income (loss) from operations before income taxes			$(23,902)
(a) Inter-segment revenues primarily relate to services performed by AMC Global Media International on behalf of businesses within the Domestic Operations segment.
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
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
(a) Inter-segment revenues primarily relate to Domestic Operations content licensing sales to International, as well as services performed by AMC Global Media International on behalf of businesses within the Domestic Operations segment.
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
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $173.8 million and $157.1 million for the three months ended March 31, 2026 and 2025, respectively.
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenues
United States	$437,548	$447,390
Europe	73,771	74,099
Other	30,808	33,744
	$542,127	$555,233
One customer within the Domestic Operations segment accounted for approximately 20% and 17% of consolidated revenues, net for the three months ended March 31, 2026 and 2025, respectively.
The table below summarizes property and equipment based on asset location:

(In thousands)	March 31, 2026	December 31, 2025
Property and equipment, net
United States	$90,102	$97,357
Europe	14,488	15,282
Other	3,040	3,339
	$107,630	$115,978

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
•our substantial debt and high leverage, as well as our liquidity;
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
•the direct and indirect impact of events that are outside our control, such as geopolitical conditions (including international war or conflicts), political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2025 Annual Report on Form 10-K (the "2025 Form 10-K"), as filed with the Securities and Exchange Commission.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and our 2025 Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we," "us," "our," "AMC Global Media" or the "Company" refer to AMC Global Media Inc., together with its subsidiaries. The MD&A is organized as follows:
Business Overview. This section provides a general description of our business and our operating segments, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2026, as well as an analysis of our cash flows for the three months ended March 31, 2026 and 2025. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at March 31, 2026 as compared to December 31, 2025.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2025.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income and adjusted operating income ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenues, net	$542,127	$555,233
Operating Income	$31,261	$64,197
Adjusted Operating Income	$68,974	$104,485

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our streaming services, our five programming networks, our AMC Studios operation and our film distribution business. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, ALLBLK, HIDIVE and All Reality). Our programming networks are AMC, We TV, BBC America, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business consists of Independent Film Company. The operating segment also includes AMC Networks Broadcasting & Technology, our technical services business, which primarily services the programming networks.
•International: Consists of AMC Global Media International, our international programming businesses consisting of a portfolio of channels distributed around the world.
1 Adjusted Operating Income is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section in this MD&A for additional information, including our definition and our use of this non-GAAP financial measure, and for a reconciliation to its most comparable GAAP financial measure.

Domestic Operations
In our Domestic Operations segment, we earn revenue principally from: (i) subscription revenues in connection with the distribution of our programming through our streaming services and programming networks, (ii) the sale of advertising, and (iii) the licensing of our original programming to distributors, including the distribution of programming of Independent Film Company.
Substantially all of our subscription revenues are based on a per subscriber fee. The subscription revenues we earn vary from period to period, distributor to distributor and also vary among our streaming services and programming networks. Subscription revenues are generally based on the impact of renewals of distributor agreements and upon the number of each distributor's subscribers who receive our programming, referred to as viewing subscribers. Subscription fees for our services are generally paid by distributors and consumers on a monthly basis. In negotiating for additional subscribers or extended carriage, we have agreed, in some instances, to make payments to a distributor which we record as deferred carriage fees and which are amortized as a reduction of revenue over the period of the related affiliation agreement. We also may support the distributors' efforts to market our networks. We believe that these transactions generate a positive return on investment over the contract period.
Under affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on our programming networks. Our advertising revenues are more variable than subscription revenues because the majority of our advertising is sold on a short-term basis, not under long-term contracts. Our arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. Additionally, in these advertising sales arrangements, our programming networks generally guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge. For these types of arrangements, a portion of the related revenue is deferred if the guaranteed ratings are not met and is subsequently recognized either when we provide the required additional advertising units or the guarantee obligation contractually expires. Most of our advertising revenues vary based on the timing of our original programming series and the popularity of our programming as measured by Nielsen. Our domestic programming networks have advertisers representing companies in a broad range of sectors, including the automotive, restaurants/food, health, technology and telecommunications industries. We seek to increase our advertising revenues by increasing the rates we charge for such advertising, which depend in part on the overall distribution and popularity of our programming, including among desirable demographic groups as measured by Nielsen, the penetration of our services across digital platforms, including AVOD and FAST services, and the integration of our advanced advertising products.
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

Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no material program rights write-offs included in technical and operating expense for the three months ended March 31, 2026 and 2025.
International
In our International segment, we earn revenue principally from subscription revenue in connection with the international distribution of programming and, to a lesser extent, the sale of advertising from our international programming networks. Subscription revenue consists of the fees paid by distributors to carry our programming networks. Our subscription revenues are generally based on either a per-subscriber fee or a fixed contractual annual fee, under multi-year affiliation agreements. Subscription revenues are derived from the distribution of our programming networks primarily in Europe, and to a lesser extent, Latin America.
Content expenses and programming operating costs primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear international channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or a group is less than its unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. There were no material programming write-offs included in technical and operating expense for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2025, $3.5 million of program write-offs were recorded to restructuring and other related charges, primarily related to the wind-down of a joint venture held by our U.K. business with operations in EMEA.
Similar to our Domestic Operations businesses, the most significant business challenges we expect to encounter in our International business include programming competition (from both foreign and domestic programmers), limited channel capacity on distributors' platforms, the number of subscribers on those platforms and economic pressures on subscription fees. Other significant business challenges unique to our international operations include increased programming costs for international rights and translation (i.e., dubbing and subtitling), a lack of availability of international rights for a portion of our domestic programming content, increased distribution costs for cable, satellite or fiber feeds, a limited physical presence in certain territories, and our exposure to foreign currency exchange rate risk. See also the risk factors described under Item 1A, "Risk Factors - We face risks from doing business internationally." in the 2025 Form 10-K.
Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, which can impact, among other things, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, with both suppliers and customers. Additionally, macroeconomic and geopolitical risks, particularly high inflation and interest rates, as well as potential or implemented tariffs and changes to the U.S. and other countries' trade policies, the direct and indirect impacts of international war or conflicts, and uncertainty regarding further changes to any of the foregoing, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
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

Three and Three Months Ended March 31, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Revenues, net:
Subscription	$351,644	$358,075	(1.8)%
Advertising	136,219	141,856	(4.0)%
Content licensing and other	54,264	55,302	(1.9)%
Total revenues, net	542,127	555,233	(2.4)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	283,180	267,346	5.9%
Selling, general and administrative	201,925	197,975	2.0%
Depreciation and amortization	21,423	20,926	2.4%
Restructuring and other related charges	4,338	4,789	(9.4)%
Total operating expenses	510,866	491,036	4.0%
Operating income	31,261	64,197	(51.3)%
Other income (expense):
Interest expense	(41,345)	(43,392)	(4.7)%
Interest income	3,124	8,415	(62.9)%
Miscellaneous, net	(16,942)	7,888	n/m
Total other income (expense)	(55,163)	(27,089)	n/m
Income (loss) from operations before income taxes	(23,902)	37,108	n/m
Income tax (expense) benefit	6,738	(14,955)	n/m
Net income (loss) including noncontrolling interests	(17,164)	22,153	n/m
Less: Net income attributable to noncontrolling interests	(1,706)	(4,104)	(58.4)%
Net income (loss) attributable to AMC Global Media's stockholders	$(18,870)	$18,049	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
Revenues, net
Subscription revenues decreased 2.6% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues increased 3.7% in our International segment primarily due to the favorable impact of foreign currency translation, partially offset by lower revenues primarily from the wind-down of a joint venture held by our U.K. business with operations in EMEA. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.
Advertising revenues decreased 5.4% in our Domestic Operations segment primarily due to lower marketplace pricing, partially offset by digital advertising growth. Advertising revenues increased 3.4% in our International segment primarily due to the favorable impact of foreign currency translation, partially offset by lower ratings primarily in the U.K. We generally expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues decreased 2.1% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period. We expect content licensing revenues to vary in 2026 based on the timing and availability of our programming to distributors.

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
Technical and operating expenses (excluding depreciation and amortization) increased 6.2% in our Domestic Operations segment primarily due to higher program rights amortization, including increases for The Walking Dead Universe portfolio of shows as well as higher other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) increased 7.8% in our International segment due to higher program rights amortization, driven by the unfavorable impact of foreign currency translation, partially offset by lower other direct programming costs.
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
Selling, general and administrative expenses decreased 0.3% in our Domestic Operations segment primarily due to lower marketing expenses associated with lower media spend, partially offset by an increase in legal fees in the first quarter of 2026. Selling, general and administrative expenses increased 16.0% in our International segment primarily due to the unfavorable impact of foreign currency translation.
Unallocated corporate overhead costs increased 3.2% to $30.2 million primarily due to higher employee related costs, including higher bonus expenses.
Restructuring and other related charges
Restructuring and other related charges were $4.3 million for the three months ended March 31, 2026, with $2.6 million related to the Company's voluntary buyout program for U.S. employees, which was announced in October 2025, and $1.7 million associated with the Company's ongoing restructuring plan in its International segment ("International Plan"), which for the quarter consisted primarily of office closures in Latin America.
Restructuring and other related charges were $4.8 million for the three months ended March 31, 2025, primarily related to the planned wind-down of a joint venture held by our U.K. business with operations in EMEA as part of its International segment, as well as the commencement of the International Plan in Southern Europe.
Operating income
The decrease in operating income was primarily attributable to a $13.1 million decrease in revenues, net, a $15.8 million increase in technical and operating expenses and $4.0 million increase in selling, general and administrative costs.
Interest expense
The decrease in interest expense was primarily due to the impact of lower outstanding balances under our Term Loan A facility under our credit agreement (the “Term Loan A Facility”) and 4.25% Senior Notes due 2029 (the “Senior Notes”), partially offset by an increase in average interest rates associated with the July 2025 issuance of our 10.50% Senior Secured Notes due 2032, (the “2032 Notes”) and the March 2026 issuance of additional 2032 Notes relating to the private exchange offer (the “Exchange Offer”) with respect to our outstanding 10.25% Senior Secured Notes due 2029 (the “2029 Notes”).

Interest income
The decrease in interest income was primarily attributable to lower average cash balances and lower interest rates for our money market fund accounts.
Miscellaneous, net
The decrease in miscellaneous, net was primarily related to third-party fees specifically attributable to the Exchange Offer of $16.7 million and the impact of foreign currency fluctuations.
Income tax expense
In general, we are required to use an estimated annual effective rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective rate is revised on a quarterly basis.
For the three months ended March 31, 2026, income tax benefit was $6.7 million, representing an effective rate of 28%, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate primarily due to state and local income tax expense and tax expense related to non-deductible compensation, partially offset by tax benefit related to foreign-derived deduction eligible income.
For the three months ended March 31, 2025, income tax expense was $15.0 million, representing an effective rate of 40%, as compared to the federal statutory rate of 21%. The effective rate differed from the federal statutory rate primarily due to state and local income tax expense, tax expense related to non-deductible compensation, tax expense for shortfalls related to share-based compensation and tax expense for an increase in the valuation allowance for foreign tax credits and losses.

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

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Revenues, net:
Subscription	$305,282	$313,373	(2.6)%
Advertising	112,847	119,248	(5.4)
Content licensing and other	52,558	53,686	(2.1)
Total revenues, net	470,687	486,307	(3.2)
Technical and operating expenses (excluding depreciation and amortization)(a)	246,078	231,723	6.2
Selling, general and administrative expenses(b)	135,915	136,263	(0.3)
Majority-owned equity investees AOI	3,567	5,603	(36.3)
Segment adjusted operating income	$92,261	$123,924	(25.6)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude share-based compensation expenses and cloud computing amortization
Revenues, net
Subscription revenues decreased primarily due to a 15.9% decline in affiliate revenues, partially offset by a 10.7% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $173.8 million and $157.1 million for the three months ended March 31, 2026 and 2025, respectively. Streaming subscribers were 10.1 million at March 31, 2026 and 10.2 million at March 31, 2025.
Advertising revenues decreased primarily due to lower marketplace pricing, partially offset by digital advertising growth.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher program rights amortization, including increases for The Walking Dead Universe portfolio of shows as well as higher other direct programming costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased primarily due to lower marketing expenses associated with lower media spend, partially offset by an increase in legal fees in the first quarter of 2026.
Segment adjusted operating income
The decrease in segment adjusted operating income was primarily attributable to the continued revenue declines in our linear businesses and an increase in technical and operating expenses (excluding depreciation and amortization).

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Revenues, net:
Subscription	$46,362	$44,702	3.7%
Advertising	23,372	22,608	3.4
Content licensing and other	2,529	2,636	(4.1)
Total revenues, net	72,263	69,946	3.3
Technical and operating expenses (excluding depreciation and amortization)	37,861	35,125	7.8
Selling, general and administrative expenses(a)	28,965	24,970	16.0
Segment adjusted operating income	$5,437	$9,851	(44.8)%
(a) Selling, general and administrative expenses exclude share-based compensation expenses
Revenues, net
Subscription revenues increased 3.7% primarily due to the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, subscription revenues decreased 5.3% primarily from the wind-down of a joint venture held by our U.K. business with operations in EMEA.
Advertising revenues increased 3.4% primarily due to the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, advertising revenues decreased 4.6% primarily from lower ratings mainly in the U.K.
Technical and operating expenses (excluding depreciation and amortization)
Technical and operating expenses (excluding depreciation and amortization) increased 7.8% due to higher program rights amortization driven by the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, technical and operating expenses (excluding depreciation and amortization) decreased 2.1% primarily due to lower other direct programming costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased 16.0% primarily due to the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased 5.3%.
Segment adjusted operating income
Segment adjusted operating income decreased 44.8% primarily due to lower subscription and advertising revenues, excluding the impact of foreign currency translation.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
As of March 31, 2026, our cash and cash equivalents balance of $552.1 million included approximately $126.5 million held by foreign subsidiaries. Of this amount, approximately $7.3 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued in prior periods and we do not expect to incur any significant, additional taxes related to the remaining balance.
Our primary source of cash is cash flow from operations. Sources of cash also may include, subject to market conditions, access to capital and credit markets. On May 6, 2026, we notified JPMorgan Chase Bank N.A., pursuant to the Credit Agreement, that we would repay the $80.0 million remaining balance under the Term Loan A Facility and terminate the Revolving Credit Facility on May 12, 2026. As a public company, we may have access to capital and credit markets, although adverse conditions in the financial markets have in the past impacted, and are expected in the future to impact, access to those markets.
We believe that a combination of cash-on-hand, cash generated from operating activities, availability under our accounts receivable monetization program and proceeds from the issuance of new debt will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the longer term. However, we do not expect to generate sufficient cash from operations to, combined with cash-on-hand, repay the entirety of the outstanding balances of our debt at the applicable maturity dates. As a result, we will be dependent upon our ability to access the capital and credit markets in order to repay, refinance, repurchase through privately negotiated transactions, open market repurchases, tender offers or otherwise, or redeem the outstanding balances of our indebtedness.
On February 23, 2026, we received requisite consents from holders of our 2032 Notes related to the effectiveness of amendments to the indenture governing the 2032 Notes to (1) amend the covenant that limits restricted payments in order to permit buybacks, purchases, redemptions, retirements or other acquisitions of AMC Global Media's equity interests in an aggregate amount not to exceed $50.0 million; (2) revise the covenant that limits transfers or licenses of certain trademarks to unrestricted subsidiaries to only permit transfers of non-exclusive licenses; and (3) restrict investments in unrestricted subsidiaries made pursuant to the definition of “Permitted Investments” to certain specified clauses in such definition.
Additionally, on February 23, 2026, we commenced the Exchange Offer and related consent solicitation (the “Consent Solicitation”) with respect to our outstanding 2029 Notes. Pursuant to the Exchange Offer, we offered to issue additional 2032 Notes in exchange for any and all of the $875 million aggregate principal amount of 2029 Notes held by eligible holders. In addition, pursuant to the Consent Solicitation, we solicited consents from eligible holders to amend certain of the covenants in the indenture governing the 2029 Notes. For 2029 Notes tendered and not validly withdrawn before 5:00 p.m., New York City time, on March 6, 2026 (the "Early Tender Time"), eligible holders received the “Total Consideration” of $1,065 in aggregate principal amount of 2032 Notes (including an early tender premium of $50 in principal amount of 2032 Notes) for each $1,000 principal amount of 2029 Notes validly tendered and accepted for exchange by the Company. For 2029 Notes tendered after the Early Tender Time and on or before 5:00 p.m., New York City time, on March 23, 2026 (the “Expiration Time”), eligible holders received the “Exchange Consideration” of $1,015 in aggregate principal amount of 2032 Notes for each $1,000 principal amount of 2029 Notes validly tendered and accepted for exchange by the Company. The Total Consideration and Exchange Consideration, as applicable, were reduced by an amount equal to the result of (x) the aggregate amount of accrued and unpaid interest due on the 2032 Notes issued to eligible holders from and including the last interest payment date for the original 2032 Notes to but not including the applicable settlement date less (y) the aggregate amount of accrued and unpaid interest due on the 2029 Notes validly tendered and accepted by the Company from and including the last interest payment date for such 2029 Notes to but not including the applicable settlement date.
On March 13, 2026, we completed the early settlement of the Exchange Offer. As of the Early Tender Time, approximately $830.6 million in aggregate principal amount of outstanding 2029 Notes had been validly tendered and not validly withdrawn. In connection with early settlement of the Exchange Offer, we issued approximately $884 million in aggregate principal amount of the 2032 Notes.
On March 25, 2026, we completed the final settlement of the Exchange Offer. As of the Expiration Time, an additional approximately $30.7 million in aggregate principal amount of 2029 Notes was validly tendered in the Exchange Offer. In connection with the final settlement of the Exchange Offer, we issued approximately $31.1 million in aggregate principal amount of 2032 Notes. All 2029 Notes exchanged were cancelled. Following such cancellation, approximately $13.7 million in aggregate principal amount of 2029 Notes remained outstanding as of March 31, 2026.
On April 6, 2026, we redeemed of all of our remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Our Credit Agreement generally requires us and our restricted subsidiaries on a consolidated basis to comply with a maximum total net leverage ratio of 5.75:1.00 from April 9, 2024 through March 31, 2026, after which the maximum total net leverage ratio changed to 5.50:1.00. As of March 31, 2026, the total net leverage ratio was approximately 5.11:1.00. In addition, the Credit Agreement requires a minimum interest coverage ratio for us and our restricted subsidiaries on a consolidated basis, of 1.50:1.00, with a step-up to 1.75:1.00 for fiscal quarters ending on or after December 31, 2028. As of March 31, 2026, the interest coverage ratio was approximately 1.85:1.00. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.

We were in compliance with all of our debt covenants as of March 31, 2026.
Failure to raise significant amounts of funding to repay our outstanding debt obligations at their respective maturity dates would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash. For information relating to our outstanding debt obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Agreements" of our 2025 Form 10-K. In addition, economic or market disruptions could lead to lower demand for our services, such as loss of subscribers and lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding Class A Common Shares (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. During the first quarter of 2026, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2026, the Company had $117.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
On May 8, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. to repurchase $30.0 million of our outstanding Class A Common Stock. See Part II, Item 5, Other Information, for additional information regarding the ASR Agreement.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$67,467	$108,805
Net cash used in investing activities	(2,652)	(14,620)
Net cash used in financing activities	(11,820)	(12,966)
Net increase in cash and cash equivalents from operations	$52,995	$81,219
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 amounted to $67.5 million and $108.8 million, respectively.
For the three months ended March 31, 2026, net cash provided by operating activities primarily resulted from $230.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $167.7 million. Changes in all other assets and liabilities resulted in a net cash inflow of $4.3 million.
For the three months ended March 31, 2025, net cash provided by operating activities primarily resulted from $241.1 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $169.6 million. Changes in all other assets and liabilities resulted in a net cash inflow of $37.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 amounted to $2.7 million and $14.6 million, respectively, and consisted of capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 and 2025 amounted to $11.8 million and $13.0 million, respectively.
For the three months ended March 31, 2026, net cash used in financing activities primarily related to taxes paid in lieu of shares issued for equity-based compensation of $6.6 million, principal payments on the Term Loan A Facility of $2.8 million, and payments for financing costs associated with the consent solicitation to amend the indenture governing our 2032 Notes of $2.0 million.
For the three months ended March 31, 2025, net cash used in financing activities primarily related to principal payments on the Term Loan A Facility of $8.1 million and taxes paid in lieu of shares issued for equity-based compensation of $3.7 million.

Contractual Obligations
As of March 31, 2026, our contractual obligations not reflected on the condensed consolidated balance sheets decreased $25.6 million, as compared to December 31, 2025, to $473.4 million. The decrease was primarily related to payments for program rights and third-party service contracts, partially offset by additional program rights commitments.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of March 31, 2026 for which AMC Global Media is the issuer.
Note Guarantees
Debt of AMC Global Media as of March 31, 2026 included $13.7 million of 10.25% Senior Secured Notes due 2029, $276.7 million of 4.25% Senior Notes due 2029, $143.8 million of 4.25% Convertible Senior Notes due 2029, and $1,315.1 million of 10.50% Senior Secured Notes due 2032 (collectively, the “notes”). The notes were issued by AMC Global Media and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Global Media's existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee (including the guarantee under the AMC Global Media credit agreement) which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Global Media or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Global Media do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Global Media and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$414,279	$—	$426,760
Operating expenses	—	381,607	—	363,273
Operating income	$—	$32,672	$—	$63,487
Income (loss) before income taxes	$(27,609)	$14,781	$29,845	$74,732
Net income (loss)	(18,870)	13,476	18,049	73,061

Balance Sheet	March 31, 2026		December 31, 2025
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$55,562	$—	$90,643
Current assets	37,718	1,010,823	19,639	1,001,691
Non-current assets	2,909,883	2,609,648	2,987,716	2,690,262

Liabilities and equity:
Amounts due to subsidiaries	$42,109	$—	$39,155	$3,880
Current liabilities	99,372	573,008	123,550	548,661
Non-current liabilities	1,892,991	214,180	1,901,934	230,969

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 2 to the Company's Consolidated Financial Statements included in our 2025 Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2025.
We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2025 Form 10-K. There have been no significant changes in our critical accounting estimates since December 31, 2025.

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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating income	$31,261	$64,197
Share-based compensation expenses	6,097	5,757
Depreciation and amortization	21,423	20,926
Restructuring and other related charges	4,338	4,789
Cloud computing amortization	2,288	3,213
Majority owned equity investees AOI	3,567	5,603
Adjusted operating income	$68,974	$104,485
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$67,467	$108,805
Less: capital expenditures	(2,652)	(14,620)
Free cash flow	$64,815	$94,185

Supplemental Cash Flow Information	Three Months Ended March 31,
(In thousands)	2026	2025
Restructuring initiatives	$(10,981)	$(5,751)
Distributions to noncontrolling interests	—	—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2026, the carrying value of our fixed rate debt of $1.67 billion was less than its fair value of $1.68 billion by $6.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2026 would increase the estimated fair value of our fixed rate debt by $69.7 million.
Managing our Interest Rate Risk
As of March 31, 2026, we had $1.8 billion of debt outstanding (excluding finance leases), of which $80.0 million is outstanding under our loan facility and is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2026 would increase our annual interest expense by $0.8 million. The interest rate paid on approximately 96% of our debt (excluding finance leases) as of March 31, 2026 is fixed.
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
The Company recognized foreign currency transaction gains (losses) of $(3.8) million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income (loss).
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Accounting Officer functioning as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2026, the Company's principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Accounting Officer functioning as our principal financial officer), concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
For the three months ended March 31, 2026, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2026, the Company had $117.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
On May 8, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase $30.0 million of its outstanding Class A Common Stock. See Part II, Item 5, Other Information, for additional information regarding the ASR Agreement.

Item 5. Other Information.
The information included in Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K.
Repayment of Term Loan A Facility and Termination of Credit Agreement
On May 6, 2026, the Company notified JPMorgan Chase Bank N.A. that on May 12, 2026, it would prepay all obligations under the Term Loan A Facility and terminate all commitments, liabilities, and other obligations under the Credit Agreement, including the Revolving Credit Facility. Pursuant to the terms of the Credit Agreement, there are no material early termination penalties to be incurred in connection therewith, all outstanding obligations and commitments under the Credit Agreement will be satisfied and terminated, and all related security interests and liens securing such obligations and commitments, as well as affirmative and negative covenants, will be released.
See Note 9, Long-term Debt and the Liquidity and Capital Resources section of this Form 10-Q for additional information regarding the Credit Agreement.
Accelerated Share Repurchase Agreement
On May 8, 2026, the Company entered into the ASR Agreement with Citibank to repurchase $30.0 million of its outstanding Class A Common Stock. The Company is conducting the accelerated share repurchase as part of its existing Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, the Company will make an initial payment to Citibank of $30.0 million, and expects to receive an initial delivery of approximately 2.7 million shares of Class A Common Stock. The final number of shares to be repurchased will be based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, Citibank may be required to deliver additional shares of Common Stock to the Company, or, under certain circumstances, the Company may be required to make a payment to Citibank, which at the option of the Company may be in the form of cash or shares of Class A Common Stock. The final settlement of the transaction is expected to occur in the fourth quarter of 2026, but may be completed earlier at Citibank’s election.

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of AMC Global Media Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

3.2	Amended and Restated Bylaws of AMC Global Media Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).

4.1
Indenture, dated as of July 3, 2025, among the Company, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

4.2
First Supplemental Indenture, dated as of February 23, 2026, to the Indenture, dated as of July 3, 2025, among the Company, as issuer, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.1
Employment Agreement, dated March 11, 2026, by and between the Company and Kim Kelleher (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2026).

22	Guarantor Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMC Global Media Inc.

Date:	May 8, 2026	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer