Form 10-Q
period 2026-06-30
AMC Global Media Inc.
filed 2026-07-30
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of July 24, 2026:

Class A Common Stock par value $0.01 per share	29,765,563
Class B Common Stock par value $0.01 per share	11,484,408

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$463,996	$502,379
Accounts receivable, trade (less allowance for doubtful accounts of $10,163 and $11,523)	547,187	575,263
Prepaid expenses and other current assets	251,162	202,967
Total current assets	1,262,345	1,280,609
Property and equipment, net of accumulated depreciation of $431,300 and $409,991	110,555	115,978
Program rights, net	1,627,782	1,763,084
Intangible assets, net	169,447	184,803
Goodwill	165,190	166,809
Deferred tax assets, net	14,857	17,781
Operating lease right-of-use assets	67,934	72,545
Other assets	309,230	335,272
Total assets	$3,727,340	$3,936,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$116,827	$94,742
Accrued liabilities	297,657	323,029
Current portion of program rights obligations	226,312	258,252
Deferred revenue	66,063	63,651
Current portion of long-term debt	—	11,068
Current portion of lease obligations	9,979	17,643
Total current liabilities	716,838	768,385
Program rights obligations	155,386	181,773
Long-term debt, net	1,661,026	1,741,225
Lease obligations	78,621	82,263
Deferred tax liabilities, net	127,581	108,164
Other liabilities	41,512	41,322
Total liabilities	2,780,964	2,923,132
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 29,766 and 31,215 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	418,442	429,902
Accumulated earnings	2,135,147	2,176,124
Treasury stock, at cost (36,965 and 35,516 shares of Class A Common Stock, respectively)	(1,419,793)	(1,406,027)
Accumulated other comprehensive loss	(223,352)	(218,910)
Total AMC Global Media stockholders' equity	911,226	981,871
Non-redeemable noncontrolling interests	35,150	31,878
Total stockholders' equity	946,376	1,013,749
Total liabilities and stockholders' equity	$3,727,340	$3,936,881
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$547,495	$600,024	$1,089,622	$1,155,257
Operating expenses:
Technical and operating (excluding depreciation and amortization)	288,781	283,876	571,961	551,222
Selling, general and administrative	224,698	221,704	426,623	419,679
Depreciation and amortization	16,820	26,446	38,243	47,372
Restructuring and other related charges	1,342	3,529	5,680	8,318
Total operating expenses	531,641	535,555	1,042,507	1,026,591
Operating income	15,854	64,469	47,115	128,666
Other income (expense):
Interest expense	(42,667)	(42,460)	(84,012)	(85,852)
Interest income	3,186	8,205	6,310	16,620
Gain (loss) on extinguishment of debt, net	(3,784)	25,745	(3,784)	25,745
Miscellaneous, net	2,971	12,819	(13,971)	20,707
Total other income (expense)	(40,294)	4,309	(95,457)	(22,780)
Income (loss) from operations before income taxes	(24,440)	68,778	(48,342)	105,886
Income tax (expense) benefit	4,675	(16,072)	11,413	(31,027)
Net income (loss) including noncontrolling interests	(19,765)	52,706	(36,929)	74,859
Less: Net income attributable to noncontrolling interests	(2,178)	(2,417)	(3,884)	(6,521)
Net income (loss) attributable to AMC Global Media's stockholders	$(21,943)	$50,289	$(40,813)	$68,338

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(0.51)	$1.12	$(0.94)	$1.52
Diluted	$(0.51)	$0.91	$(0.94)	$1.25

Weighted average common shares:
Basic	43,016	44,868	43,320	44,845
Diluted	43,016	56,350	43,320	56,482
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) including noncontrolling interests	$(19,765)	$52,706	$(36,929)	$74,859
Other comprehensive income (loss):
Foreign currency translation adjustment	2,797	34,509	(5,054)	52,310
Comprehensive income (loss)	(16,968)	87,215	(41,983)	127,169
Less: Comprehensive income attributable to noncontrolling interests	(2,155)	(4,637)	(3,272)	(9,791)
Comprehensive income (loss) attributable to AMC Global Media's stockholders	$(19,123)	$82,578	$(45,255)	$117,378
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2026	$667	$115	$419,630	$2,157,090	$(1,396,092)	$(226,172)	$955,238	$32,995	$988,233
Net loss attributable to AMC Global Media's stockholders	—	—	—	(21,943)	—	—	(21,943)	—	(21,943)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,178	2,178
Other comprehensive income (loss)	—	—	—	—	—	2,820	2,820	(23)	2,797
Share-based compensation expenses	—	—	5,748	—	—	—	5,748	—	5,748
Treasury stock acquired, including excise tax	—	—	(6,000)	—	(24,137)	—	(30,137)	—	(30,137)
Common stock issued under employee stock plans	—	—	(436)	—	436	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(500)	—	—	—	(500)	—	(500)
Balance, June 30, 2026	$667	$115	$418,442	$2,135,147	$(1,419,793)	$(223,352)	$911,226	$35,150	$946,376

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2025	$667	$115	$424,806	$2,104,801	$(1,391,334)	$(250,218)	$888,837	$32,296	$921,133
Net income attributable to AMC Global Media's stockholders	—	—	—	50,289	—	—	50,289	—	50,289
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,499	1,499
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	2,964	—	—	—	2,964	—	2,964
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Other comprehensive income (loss)	—	—	—	—	—	32,289	32,289	2,220	34,509
Share-based compensation expenses	—	—	8,043	—	—	—	8,043	—	8,043
Common stock issued under employee stock plans	—	—	(2,038)	(26)	2,064	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(401)	—	—	—	(401)	—	(401)
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2025	$667	$115	$429,902	$2,176,124	$(1,406,027)	$(218,910)	$981,871	$31,878	$1,013,749
Net loss attributable to AMC Global Media's stockholders	—	—	—	(40,813)	—	—	(40,813)	—	(40,813)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	3,884	3,884
Other comprehensive income (loss)	—	—	—	—	—	(4,442)	(4,442)	(612)	(5,054)
Share-based compensation expenses	—	—	11,845	—	—	—	11,845	—	11,845
Treasury stock acquired, including excise tax	—	—	(6,000)	—	(24,137)	—	(30,137)	—	(30,137)
Common stock issued under employee stock plans	—	—	(10,207)	(164)	10,371	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(7,098)	—	—	—	(7,098)	—	(7,098)
Balance, June 30, 2026	$667	$115	$418,442	$2,135,147	$(1,419,793)	$(223,352)	$911,226	$35,150	$946,376

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Global Media's stockholders	—	—	—	68,338	—	—	68,338	—	68,338
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	4,080	4,080
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(708)	—	—	—	(708)	—	(708)
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Other comprehensive income (loss)	—	—	—	—	—	49,040	49,040	3,270	52,310
Share-based compensation expenses	—	—	13,800	—	—	—	13,800	—	13,800
Common stock issued under employee stock plans	—	—	(13,534)	(5,503)	19,037	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,044)	—	—	—	(4,044)	—	(4,044)
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(36,929)	$74,859
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	38,243	47,372
Share-based compensation expenses	13,590	13,800
Non-cash restructuring and other related charges	—	5,320
Amortization of program rights	415,429	409,631
Amortization of deferred carriage fees	5,301	13,771
Unrealized foreign currency transaction (gain) loss	7,886	(14,861)
Amortization of deferred financing costs and discounts on indebtedness	4,243	3,935
(Gain) loss on extinguishment of debt, net	3,784	(25,745)
Deferred income taxes	21,899	(11,156)
Other, net	(3,667)	(6,233)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	24,932	16,506
Prepaid expenses and other assets	(9,958)	38,407
Program rights and obligations, net	(343,056)	(331,534)
Deferred revenue	2,425	7,567
Accounts payable, accrued liabilities and other liabilities	(19,463)	(30,043)
Net cash provided by operating activities	124,659	211,596
Cash flows from investing activities:
Capital expenditures	(16,577)	(21,670)
Other investing activities, net	(734)	(690)
Net cash used in investing activities	(17,311)	(22,360)
Cash flows from financing activities:
Redemption of 10.25% Senior Secured Notes due 2029	(14,404)	—
Payments on Term Loan A Facility	(82,890)	(36,250)
Tender and repurchase of 4.25% Senior Notes due 2029	—	(72,405)
Payments for financing costs	(2,000)	(763)
Deemed repurchases of restricted stock units	(7,098)	(4,044)
Purchase of treasury stock	(30,000)	(10,329)
Principal payments on finance lease obligations	(1,853)	(2,439)
Net cash used in financing activities	(138,245)	(126,230)
Net increase (decrease) in cash and cash equivalents from operations	(30,897)	63,006
Effect of exchange rate changes on cash and cash equivalents	(7,486)	18,752
Cash and cash equivalents at beginning of period	502,379	784,649
Cash and cash equivalents at end of period	$463,996	$866,407

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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Recently Issued Accounting Standards
In December 2025, the FASB issued guidance on the recognition, measurement, and presentation of government grants. Under the new guidance, government grants are recognized when it is probable that the entity will comply with the conditions of the grant and the grant will be received. The guidance provides accounting models for grants related to assets and grants related to income, including a requirement to recognize a grant related to an asset as the business entity incurs the related costs for which the grant is intended to compensate, either as deferred income or an adjustment to the cost basis of the asset. The guidance also requires disclosures regarding the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The new guidance will be effective January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
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
In September 2025, the FASB issued guidance to simplify the capitalization of costs to develop software for internal use by eliminating the consideration of software development project stages. Instead, costs will be capitalized when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform its intended function. The new guidance will be effective January 1, 2028, and can be applied prospectively, retrospectively, or with a modified prospective approach. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2026, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about accounts receivable and contract liabilities from contracts with customers.

(In thousands)	June 30, 2026	December 31, 2025
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$582,135	$610,021
Contract liabilities, short-term (Deferred revenue)	66,063	63,651
Revenue recognized for the six months ended June 30, 2026 and 2025 relating to the contract liabilities at December 31, 2025 and 2024 was $34.7 million and $32.3 million, respectively.
The Company has an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of June 30, 2026, the Company had not yet sold any customer receivables under this agreement.
On July 30, 2026, the Company announced that it had entered into a license agreement with Netflix Inc. granting Netflix co-exclusive global streaming rights to all shows in The Walking Dead Universe, including all seasons of The Walking Dead and Fear the Walking Dead. The Company retains the global rights to exhibit the shows in The Walking Dead Universe on its own streaming services. Other shows in The Walking Dead Universe include: The Walking Dead: Daryl Dixon; The Walking Dead: Dead City; The Walking Dead: World Beyond; The Walking Dead: The Ones Who Live; and Tales of the Walking Dead.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The license agreement generally provides for a five-year term for each licensed show, with licenses for individual shows commencing on different dates in different geographic territories based on the expiration of streaming rights under the Company's existing licenses. The co-exclusive license for the U.S. streaming rights to The Walking Dead begins on January 6, 2027 and the co-exclusive license for U.S. streaming rights to other series in the Walking Dead Universe begin at various times in 2026.
Under the license agreement, Netflix will pay an aggregate content license fee of $500 million payable in quarterly cash installments over the five-year term, with approximately $25 million of such payments expected to be received in 2026. As a result of the extended payment terms, the aggregate revenue that the Company expects to recognize will be based on the present value of future payments, which is estimated to be approximately $445 million.

Note 3. Net Income (Loss) per Share
Net income (loss) per basic share is based upon net income (loss) attributable to AMC Global Media's stockholders divided by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Net income (loss) per diluted share reflects the dilutive effects, if any, of AMC Global Media's outstanding equity-based awards and the assumed conversion of the Company's 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to AMC Global Media's stockholders used for basic net income (loss) per share	$(21,943)	$50,289	$(40,813)	$68,338
Add: Convertible Notes interest expense, net of tax	—	1,145	—	2,291
Net income (loss) attributable to AMC Global Media's stockholders used for diluted net income (loss) per share	$(21,943)	$51,434	$(40,813)	$70,629

Basic weighted average common shares outstanding	43,016	44,868	43,320	44,845
Effect of dilution:
Restricted stock units	—	196	—	351
Convertible Notes	—	11,286	—	11,286
Diluted weighted average common shares outstanding	43,016	56,350	43,320	56,482

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(0.51)	$1.12	$(0.94)	$1.52
Diluted	$(0.51)	$0.91	$(0.94)	$1.25
For the three and six months ended June 30, 2026, all 5.6 million of our restricted stock units ("RSUs") and the impact of 11.3 million common shares related to the assumed conversion of the Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive since we reported a net loss.
For the three and six months ended June 30, 2025, 4.2 million RSUs were excluded from the diluted weighted average common shares outstanding, as their impact would have been antidilutive.
Stock Repurchase Program
The Company's Board of Directors previously authorized a program to repurchase up to $1.5 billion of its outstanding shares of Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. On May 8, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase $30.0 million of its outstanding Class A Common Stock. The Company is conducting the accelerated share repurchase as part of its Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, the Company made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock. The Company recorded an

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
increase to Treasury stock of $24.0 million during the three months ended June 30, 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the three months ended June 30, 2026. The final number of shares to be repurchased will be based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, if the final number of shares to be repurchased is greater than the initial share delivery, Citibank will deliver additional shares of Class A Common Stock to the Company, or, if the final number of shares to be repurchased is less than the initial share delivery, the Company will be required to make a payment to Citibank, which at the option of the Company may be in the form of cash or shares of Class A Common Stock. The final settlement of the transaction is expected to occur in the fourth quarter of 2026, but may be completed earlier at Citibank’s election.
As of June 30, 2026, the Company had $87.4 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Restructuring and Other Related Charges
Restructuring and other related charges were $1.3 million and $5.7 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2026, $0.8 million and $2.5 million, respectively, were related to the Company's restructuring plan in its International segment (the "International Plan"), which for the quarter consisted primarily of workforce reductions in Latin America.
In October 2025, the Company announced a voluntary buyout program for U.S. employees, which resulted in modifications to the organizational structure of the Company and reduced employee costs. In connection with this program, the Company recognized $0.5 million and $3.2 million of severance charges during the three and six months ended June 30, 2026, respectively.
Restructuring and other related charges were $3.5 million and $8.3 million for the three and six months ended June 30, 2025, respectively, primarily related to the planned wind-down of a joint venture held by the Company's U.K. business with operations in EMEA as part of its International segment, as well as the commencement of the International Plan in Southern Europe.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Domestic Operations	$341	$(850)	$2,338	$(2,421)
International	805	4,379	2,474	10,739
Total segment restructuring and other related charges	$1,146	$3,529	$4,812	$8,318
Restructuring and other related charges that were not allocated to operating segments were $0.2 million and $0.9 million for the three and six months ended June 30, 2026, respectively. There were no restructuring and other related charges that were not allocated to operating segments for the three and six months ended June 30, 2025.
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2025	$14,603	$1,842	$16,445
Charges	5,680	—	5,680
Cash payments	(18,682)	(1,047)	(19,729)
Other	11	(12)	(1)
Balance at June 30, 2026	$1,612	$783	$2,395
Accrued restructuring and other related costs of $2.4 million and $16.4 million are included in Accrued liabilities in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 5. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	June 30, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$35,973	$705,150	$741,123
In-production and in-development	—	182,094	182,094
Total owned original program rights, net	$35,973	$887,244	$923,217

Licensed program rights, net:
Licensed film and acquired series	$—	$538,023	$538,023
Licensed originals	—	112,521	112,521
Advances and other production costs	—	59,301	59,301
Total licensed program rights, net	—	709,845	709,845
Program rights, net	$35,973	$1,597,089	$1,633,062

Current portion of program rights, net			$5,280
Program rights, net (long-term)			1,627,782
			$1,633,062

	December 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$44,258	$597,009	$641,267
In-production and in-development	—	333,568	333,568
Total owned original program rights, net	$44,258	$930,577	$974,835

Licensed program rights, net:
Licensed film and acquired series	$—	$593,491	$593,491
Licensed originals	—	141,243	141,243
Advances and other production costs	—	57,045	57,045
Total licensed program rights, net	—	791,779	791,779
Program rights, net	$44,258	$1,722,356	$1,766,614

Current portion of program rights, net			$3,530
Program rights, net (long-term)			1,763,084
			$1,766,614

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of owned and licensed program rights included in Technical and operating expenses is as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights	$2,909	$94,516	$97,425	$8,278	$187,852	$196,130
Licensed program rights	—	111,742	111,742	—	219,299	219,299
	$2,909	$206,258	$209,167	$8,278	$407,151	$415,429

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights	$11,645	$91,290	$102,935	$15,538	$178,433	$193,971
Licensed program rights	63	108,752	108,815	142	215,518	215,660
	$11,708	$200,042	$211,750	$15,680	$393,951	$409,631
There were no significant program rights write-offs included in technical and operating expenses for the three and six months ended June 30, 2026 or 2025.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of June 30, 2026 consisted of $124.8 million recorded in Prepaid expenses and other current assets and $74.3 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2025 consisted of $125.3 million recorded in Prepaid expenses and other current assets and $95.0 million recorded in Other assets.

Note 6. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $93.1 million and $94.8 million at June 30, 2026 and December 31, 2025, respectively. Investments in non-marketable equity securities were $46.1 million and $45.5 million at June 30, 2026 and December 31, 2025, respectively.

Note 7. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2025	$80,038	$86,771	$166,809
Foreign currency translation	—	(1,619)	(1,619)
June 30, 2026	$80,038	$85,152	$165,190
As of June 30, 2026 and December 31, 2025, accumulated impairment charges totaled $649.6 million, with $268.7 million attributed to the Domestic Operations operating segment and $380.9 million attributed to the International operating segment.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	June 30, 2026
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$625,894	$(508,092)	$117,802	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	91,960	(55,815)	36,145	3 to 20 years
Total amortizable intangible assets	764,136	(610,189)	153,947
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	15,500
Total intangible assets	$784,036	$(614,589)	$169,447

(In thousands)	December 31, 2025
	Gross	Accumulated Amortization		Net
Amortizable intangible assets:
Affiliate and customer relationships	$628,790	$(498,146)		$130,644
Advertiser relationships	46,282	(46,282)		—
Trade names and other amortizable intangible assets	91,966	(53,307)		38,659
Total amortizable intangible assets	767,038	(597,735)		169,303
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	(1)	15,500
Total intangible assets	$786,938	$(602,135)		$184,803
(1) Related to an impairment charge recorded on the Company's SundanceTV trademarks during the fourth quarter of 2025.
Aggregate amortization expense for amortizable intangible assets for the three months ended June 30, 2026 and 2025 was $7.6 million and $8.0 million, respectively, and for the six months ended June 30, 2026 and 2025 was $15.2 million and $15.8 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2026	$30,559
2027	25,204
2028	22,851
2029	19,920
2030	19,910

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Employee related costs	$56,892	$77,635
Participations and residuals	131,485	127,859
Interest	69,429	68,940
Restructuring and other related charges	2,395	16,445
Other accrued expenses	37,456	32,150
Total accrued liabilities	$297,657	$323,029

Note 9. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	June 30, 2026	December 31, 2025
Senior Secured Credit Facility:
Term Loan A Facility	$—	$82,795
Senior Notes:
10.25% Senior Secured Notes due January 2029	—	875,000
4.25% Senior Notes due February 2029	276,706	276,706
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	1,315,098	400,000
Total long-term debt	1,735,554	1,778,251
Unamortized discount	(68,832)	(18,883)
Unamortized deferred financing costs	(5,696)	(7,075)
Long-term debt, net	1,661,026	1,752,293
Current portion of long-term debt	—	11,068
Noncurrent portion of long-term debt	$1,661,026	$1,741,225
Senior Secured Credit Facility
On May 12, 2026, the Company, pursuant to the terms of its credit agreement (as amended, the "Credit Agreement"), repaid the $80.0 million remaining balance under the Term Loan A facility under the Credit Agreement (the "Term Loan A Facility") and terminated its revolving credit facility. In connection with the repayment, the Company recorded a charge of $3.1 million for the three and six months ended June 30, 2026, comprised of $3.0 million to write-off the remaining unamortized discount and deferred financing costs and $0.1 million of additional third-party expenses associated with the repayment and the termination of the Credit Agreement, which are included in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income (loss).
During the first quarter of 2026, the Company repaid $2.8 million of principal amount of the Term Loan A Facility.
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
On March 25, 2026, the Company completed the final settlement of the Exchange Offer. As of the Expiration Time, an additional approximately $30.7 million in aggregate principal amount of 2029 Notes was validly tendered in the Exchange Offer. In connection with the final settlement of the Exchange Offer, the Company issued approximately $31.1 million in aggregate principal amount of 2032 Notes. All tendered 2029 Notes exchanged in the Exchange offer were cancelled. The incremental aggregate principal issued on the 2032 Notes included in the Total Consideration and Exchange Consideration was $53.8 million and was accounted for as a debt modification in accordance with ASC Topic 470. As such, this noncash aggregate principal increase resulted in a corresponding capitalized debt discount. The Company also incurred third-party fees specifically attributable to the Exchange Offer of $16.7 million, which are included in Miscellaneous, net in the condensed consolidated statement of income (loss) for the six months ended June 30, 2026.
On April 6, 2026, the Company redeemed all of its remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, resulting in a $0.7 million charge for the three and six months ended June 30, 2026, recorded in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income (loss).

Note 10. Leases
The Company's leases consist of non-cancelable agreements for office space, and to a lesser extent, equipment leases for satellite transponders, which expire at various dates through 2033. Leases with an initial term of 12 months or less are not recorded on the balance sheet, instead the lease expense is recorded on a straight-line basis over the lease term. For lease agreements entered into, we combine lease and non-lease components. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets	$67,934	$72,545
Finance	Property and equipment, net	11,130	12,478
Total lease assets		$79,064	$85,023
Liabilities
Current:
Operating	Current portion of lease obligations	$6,936	$14,059
Finance	Current portion of lease obligations	3,043	3,584
		$9,979	$17,643
Noncurrent:
Operating	Lease obligations	$67,782	$70,037
Finance	Lease obligations	10,839	12,226
		$78,621	$82,263

Total lease liabilities		$88,600	$99,906

Note 11. Fair Value Measurement
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

(In thousands)	Level I	Level II	Level III	Total
At June 30, 2026:
Assets
Cash equivalents	$166,642	$—	$—	$166,642
Foreign currency derivatives	—	15,012	—	15,012
Liabilities
Foreign currency derivatives	—	4,323	—	4,323

At December 31, 2025:
Assets
Cash equivalents	$85,176	$—	$—	$85,176
Foreign currency derivatives	—	9,531	—	9,531
Liabilities
Foreign currency derivatives	—	6,401	—	6,401
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2026
	Carrying Amount	Estimated Fair Value
Debt instruments:
4.25% Senior Notes due 2029	$274,941	$243,501
4.25% Convertible Senior Notes due 2029	140,883	153,778
10.50% Senior Secured Notes due 2032	1,245,202	1,344,688
	$1,661,026	$1,741,967

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$79,438	$82,795
10.25% Senior Secured Notes due 2029	864,459	916,563
4.25% Senior Notes due 2029	274,630	242,810
4.25% Convertible Senior Notes due 2029	140,383	127,830
10.50% Senior Secured Notes due 2032	393,383	442,000
	$1,752,293	$1,811,998
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$5,008	$2,736
Foreign currency derivatives	Other assets	10,004	6,795
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,472	$1,993
Foreign currency derivatives	Other liabilities	2,851	4,408
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency derivatives	Miscellaneous, net	$6,441	$(2,390)	$7,662	$(2,480)
On May 8, 2026, the Company entered into the ASR Agreement with Citibank to repurchase $30.0 million of its outstanding Class A Common Stock. The Company recorded an increase to Treasury stock of $24.0 million during the three months ended June 30, 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the three months ended June 30, 2026. The ASR Agreement met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 13. Income Taxes
In general, the Company is required to use an estimated annual effective rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective rate is revised on a quarterly basis.
For the three and six months ended June 30, 2026, income tax benefit was $4.7 million on a loss from operations before income taxes of $24.4 million and $11.4 million on a loss from operations before income taxes of $48.3 million, respectively, representing an effective rate of 19% and 24%, respectively. Items resulting in variances from the federal statutory rate of 21% for the three and six months ended June 30, 2026 primarily consisted of state and local income tax expense, tax expense related to non-deductible compensation, and tax expense, including interest, related to an increase in uncertain tax positions, partially offset by a tax benefit from foreign operations and a tax benefit related to foreign-derived deduction eligible income.
For the three and six months ended June 30, 2025, income tax expense was $16.1 million on income from operations before income taxes of $68.8 million, and $31.0 million on income from operations before income taxes of $105.9 million, respectively, representing an effective rate of 23% and 29%, respectively. The variance from the federal statutory rate of 21% for the three months ended June 30, 2025 primarily consisted of state and local income tax expense. Items resulting in variances from the federal statutory rate of 21% for the six months ended June 30, 2025 primarily consisted of state and local income tax expense, tax expense related to share-based compensation, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.
At June 30, 2026, the Company had foreign tax credit carryforwards of approximately $52.7 million, expiring on various dates from 2026 through 2036. These carryforwards have been reduced to zero by a valuation allowance of $52.7 million as it is more likely than not that these carryforwards will not be realized.
As of June 30, 2026, the Company’s cash and cash equivalents balance of $464.0 million included approximately $136.5 million held by foreign subsidiaries. Of this amount, approximately $22.5 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued and the Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of June 30, 2026, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2026.

Note 14. Commitments and Contingencies
Commitments
As of June 30, 2026, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets increased $91.3 million, as compared to December 31, 2025, to $590.3 million. The increase was primarily related to commitments for marketing and third-party service contracts.
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

Note 15. Equity Plans
During the three months ended June 30, 2026, AMC Global Media granted 98,334 director stock units to non-employee directors under the AMC Global Media Inc. Amended and Restated 2011 Stock Plan for Non-Employee Directors that vested on the date of grant and, pursuant to the terms of the grant agreement, will be cash-settled 90 days after each non-employee director’s separation from service as a member of the Board of Directors. In accordance with ASC Topic 718, the Company recognized an expense for the fair value of these awards at June 30, 2026 with the associated liability included within Other Liabilities in the condensed consolidated balance sheet. In accordance with ASC Topic 718, the Company will remeasure to fair value each of these liability classified share-based compensation awards at each quarterly reporting date until settlement.
During the three months ended March 31, 2026, AMC Global Media granted 3,398,929 RSUs to certain executive officers and employees under the AMC Global Media Inc. Amended and Restated 2016 Employee Stock Plan, which vest ratably over a three-year period.
During the three months ended June 30, 2026, 101,186 RSUs previously issued to employees of the Company vested. On the vesting date, 51,655 RSUs were surrendered to AMC Global Media to cover the required statutory tax withholding obligations and 49,531 shares of Class A Common Stock were issued. During the six months ended June 30, 2026, 2,113,228 RSUs previously issued to employees of the Company vested. On the vesting date, 850,066 RSUs were surrendered to AMC Global Media to cover the required statutory tax withholding obligations and 1,263,162 shares of Class A Common Stock were issued. RSUs are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The RSUs surrendered during the six months ended June 30, 2026 had an aggregate value of $7.1 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the six months ended June 30, 2026.
The following table summarizes share-based compensation expenses, which are recognized in the condensed consolidated statements of income (loss) as part of Selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Equity-classified awards	$5,748	$8,043	$11,845	$13,800
Liability-classified awards	1,745	—	1,745	—
	$7,493	$8,043	$13,590	$13,800
As of June 30, 2026, there was $31.0 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.4 years.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 16. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from these transactions amounted to $1.2 million for the three months ended June 30, 2026 and 2025, and $2.4 million for the six months ended June 30, 2026 and 2025. Amounts charged to the Company in connection with these transactions, included in Selling, general and administrative expenses, amounted to $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.
Additionally, on September 2, 2025, the Company entered into a consulting agreement with MSG Networks Inc. ("MSG Networks") to provide certain advisory services to MSG Networks. Under this agreement, the Company recorded $0.7 million and $1.2 million of income, representing cost reimbursements for the three and six months ended June 30, 2026, which is recorded as a credit in Selling, general and administrative expenses in the condensed consolidated statements of income (loss).
Note 17. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Six Months Ended June 30,
	2026	2025
Non-Cash Investing and Financing Activities:
Operating lease additions	$3,416	$3,626
Capital expenditures incurred but not yet paid	2,219	1,307
Long-term debt issuance - exchange offer consideration	53,800	—
Supplemental Data:
Cash interest paid	78,984	84,394
Income tax payments, net	5,940	17,686

Note 18. Segment Information
The Company classifies its operations into two operating segments: Domestic Operations and International. These operating segments represent strategic business units that are managed separately.
The Company evaluates segment performance based on operating segment adjusted operating income ("AOI"). The Company defines AOI as operating income (loss) before depreciation and amortization, cloud computing amortization, share-based compensation expenses or benefit (including equity-classified share-based compensation expenses or benefit and liability-classified share-based compensation expense or benefit for non-employee directors), impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. The Company has presented the components that reconcile adjusted operating income to income from operations before income taxes, and other information as to the continuing operations of the Company's operating segments below.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2026
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$305,902	$46,612	$352,514
Advertising	108,829	29,383	138,212
Content licensing and other	55,439	1,330	56,769
	470,170	77,325	547,495
Inter-segment revenues (Content licensing and other) (a)	220	1,275	1,495
	$470,390	$78,600	548,990
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(1,495)
Total consolidated revenues, net			$547,495

Less: (b)
Content expenses	212,282	17,634
Marketing, research, and advertising sales expenses	95,509	4,885
Other (c)	101,627	41,722
Segment adjusted operating income	$60,972	$14,359	$75,331

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			422
Unallocated corporate overhead costs (d)			(29,685)
Share-based compensation expenses			(6,729)
Depreciation and amortization			(16,820)
Restructuring and other related charges			(1,342)
Cloud computing amortization			(2,128)
Majority-owned equity investees AOI			(3,195)
Operating income			15,854
Other income (expense):
Interest expense			(42,667)
Interest income			3,186
Gain (loss) on extinguishment of debt, net			(3,784)
Miscellaneous, net			2,971
Income (loss) from operations before income taxes			$(24,440)
(a) Inter-segment revenues primarily relate to services performed by AMC Global Media International on behalf of businesses within the Domestic Operations segment, as well as Domestic Operations content licensing sales to International.
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended June 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$320,359	$47,069	$367,428
Advertising	122,606	26,003	148,609
Content licensing and other	82,277	1,710	83,987
	525,242	74,782	600,024
Inter-segment revenues (Content licensing and other) (a)	1,611	753	2,364
	$526,853	$75,535	602,388
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(2,364)
Total consolidated revenues, net			$600,024

Less: (b)
Content expenses	215,673	16,754
Marketing, research, and advertising sales expenses	90,804	4,802
Other (c)	94,037	39,242
Segment adjusted operating income	$126,339	$14,737	$141,076

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(1,095)
Unallocated corporate overhead costs (d)			(30,595)
Share-based compensation expenses			(8,043)
Depreciation and amortization			(26,446)
Restructuring and other related charges			(3,529)
Cloud computing amortization			(2,725)
Majority-owned equity investees AOI			(4,174)
Operating income			64,469
Other income (expense):
Interest expense			(42,460)
Interest income			8,205
Gain (loss) on extinguishment of debt, net			25,745
Miscellaneous, net			12,819
Income from operations before income taxes			$68,778
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2026
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$611,184	$92,974	$704,158
Advertising	221,676	52,755	274,431
Content licensing and other	107,997	3,036	111,033
	940,857	148,765	1,089,622
Inter-segment revenues (Content licensing and other) (a)	220	2,098	2,318
	$941,077	$150,863	1,091,940
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(2,318)
Total consolidated revenues, net			$1,089,622

Less: (b)
Content expenses	421,599	37,449
Marketing, research, and advertising sales expenses	174,241	8,969
Other (c)	192,004	84,649
Segment adjusted operating income	$153,233	$19,796	$173,029

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			1,932
Unallocated corporate overhead costs (d)			(59,919)
Share-based compensation expenses			(12,826)
Depreciation and amortization			(38,243)
Restructuring and other related charges			(5,680)
Cloud computing amortization			(4,416)
Majority-owned equity investees AOI			(6,762)
Operating income			47,115
Other income (expense):
Interest expense			(84,012)
Interest income			6,310
Gain (loss) on extinguishment of debt, net			(3,784)
Miscellaneous, net			(13,971)
Income (loss) from operations before income taxes			$(48,342)
(a) Inter-segment revenues primarily relate to services performed by AMC Global Media International on behalf of businesses within the Domestic Operations segment, as well as Domestic Operations content licensing sales to International.
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Six Months Ended June 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$633,732	$91,771	$725,503
Advertising	241,854	48,611	290,465
Content licensing and other	135,643	3,646	139,289
	1,011,229	144,028	1,155,257
Inter-segment revenues (Content licensing and other) (a)	1,931	1,453	3,384
	$1,013,160	$145,481	1,158,641
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(3,384)
Total consolidated revenues, net			$1,155,257

Less: (b)
Content expenses	413,762	35,005
Marketing, research, and advertising sales expenses	171,469	9,081
Other (c)	177,666	76,807
Segment adjusted operating income	$250,263	$24,588	$274,851

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(1,097)
Unallocated corporate overhead costs (d)			(59,883)
Share-based compensation expenses			(13,800)
Depreciation and amortization			(47,372)
Restructuring and other related charges			(8,318)
Cloud computing amortization			(5,938)
Majority-owned equity investees AOI			(9,777)
Operating income			128,666
Other income (expense):
Interest expense			(85,852)
Interest income			16,620
Gain (loss) on extinguishment of debt, net			25,745
Miscellaneous, net			20,707
Income from operations before income taxes			$105,886
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
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $179.7 million and $169.0 million for the three months ended June 30, 2026 and 2025, respectively, and $353.6 million and $326.1 million for the six months ended June 30, 2026 and 2025, respectively.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
United States	$427,657	$481,821	$865,205	$929,211
Europe	85,328	81,627	159,099	155,726
Other	34,510	36,576	65,318	70,320
	$547,495	$600,024	$1,089,622	$1,155,257
One customer within the Domestic Operations segment accounted for approximately 20% of consolidated revenues, net for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, one customer within the Domestic Operations segment accounted for approximately 18% of consolidated revenues, net.
On June 30, 2026, one customer within the Domestic Operations segment filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The proposed plan contemplates a significant deleveraging of the customer's balance sheet while generally providing for the payment of trade and other general unsecured claims. Concurrently with the Chapter 11 filing, the customer filed a motion requesting authority to pay prepetition ordinary-course claims with respect to which the Company is named as a vendor. The bankruptcy court granted the motion on July 23, 2026. Based on the relief granted and the Company's historical collection experience with the customer, the Company expects to fully recover its outstanding receivables due from the customer and continue business with the customer in the ordinary course.
The table below summarizes property and equipment based on asset location:

(In thousands)	June 30, 2026	December 31, 2025
Property and equipment, net
United States	$93,251	$97,357
Europe	14,624	15,282
Other	2,680	3,339
	$110,555	$115,978

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
•the direct and indirect impact of events that are outside our control, such as geopolitical conditions (including international wars or conflicts), political unrest in international markets, terrorist attacks, natural disasters and other similar events; and
•the factors described under Item 1A, "Risk Factors" in our 2025 Annual Report on Form 10-K (the "2025 Form 10-K"), as filed with the Securities and Exchange Commission.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2026, as well as an analysis of our cash flows for the six months ended June 30, 2026 and 2025. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2026 as compared to December 31, 2025.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2025.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income and adjusted operating income ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$547,495	$600,024	$1,089,622	$1,155,257
Operating Income	$15,854	$64,469	$47,115	$128,666
Adjusted Operating Income	$46,068	$109,386	$115,042	$213,871

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
The Walking Dead Universe Licensing Agreement
On July 30, 2026, we announced that we had entered into a license agreement with Netflix granting Netflix co-exclusive global streaming rights to all shows in The Walking Dead Universe, including all seasons of The Walking Dead and Fear the Walking Dead. We retain the global rights to exhibit the shows in The Walking Dead Universe on our own streaming services. Other shows in The Walking Dead Universe include: The Walking Dead: Daryl Dixon; The Walking Dead: Dead City; The Walking Dead: World Beyond; The Walking Dead: The Ones Who Live; and Tales of the Walking Dead. The license agreement generally provides for a five-year term for each licensed show, with licenses for individual shows commencing on different dates in different geographic territories based on the expiration of streaming rights under our existing licenses. The co-exclusive license for the U.S. streaming rights to The Walking Dead begins on January 6, 2027 and the co-exclusive license for U.S. streaming rights to other series in the Walking Dead Universe begin at various times in 2026.
Under the license agreement, Netflix will pay an aggregate content license fee of $500 million payable in quarterly cash installments over the five-year term, with approximately $25 million of such payments expected to be received in 2026. As a result of the extended payment terms, the aggregate revenue that we expect to recognize will be based on the present value of future payments which is estimated to be approximately $445 million.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no material program rights write-offs included in technical and operating expense for the three and six months ended June 30, 2026 and 2025.
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
Content expenses and programming operating costs primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear international channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. There were no material programming write-offs included in technical and operating expense for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2025, $1.2 million and $4.7 million, respectively, of program write-offs were recorded to restructuring and other related charges, primarily related to the wind-down of a joint venture held by our U.K. business with operations in EMEA.
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

Impact of Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, which can impact, among other things, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, with both suppliers and customers. Additionally, macroeconomic and geopolitical risks, particularly high inflation and interest rates, as well as potential or implemented tariffs and changes to the U.S. and other countries' trade policies, the direct and indirect impacts of international wars or conflicts, including the ongoing conflict involving Iran, and uncertainty regarding further changes to any of the foregoing, may adversely impact our results of operations, cash flows and financial position or our ability to refinance our indebtedness on terms favorable to us, or at all.
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

Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$352,514	$367,428	(4.1)%	$704,158	$725,503	(2.9)%
Advertising	138,212	148,609	(7.0)%	274,431	290,465	(5.5)%
Content licensing and other	56,769	83,987	(32.4)%	111,033	139,289	(20.3)%
Total revenues, net	547,495	600,024	(8.8)%	1,089,622	1,155,257	(5.7)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	288,781	283,876	1.7%	571,961	551,222	3.8%
Selling, general and administrative	224,698	221,704	1.4%	426,623	419,679	1.7%
Depreciation and amortization	16,820	26,446	(36.4)%	38,243	47,372	(19.3)%
Restructuring and other related charges	1,342	3,529	(62.0)%	5,680	8,318	(31.7)%
Total operating expenses	531,641	535,555	(0.7)%	1,042,507	1,026,591	1.6%
Operating income	15,854	64,469	(75.4)%	47,115	128,666	(63.4)%
Other income (expense):
Interest expense	(42,667)	(42,460)	0.5%	(84,012)	(85,852)	(2.1)%
Interest income	3,186	8,205	(61.2)%	6,310	16,620	(62.0)%
Gain (loss) on extinguishment of debt, net	(3,784)	25,745	n/m	(3,784)	25,745	n/m
Miscellaneous, net	2,971	12,819	(76.8)%	(13,971)	20,707	n/m
Total other income (expense)	(40,294)	4,309	n/m	(95,457)	(22,780)	n/m
Income (loss) from operations before income taxes	(24,440)	68,778	n/m	(48,342)	105,886	n/m
Income tax (expense) benefit	4,675	(16,072)	n/m	11,413	(31,027)	n/m
Net income (loss) including noncontrolling interests	(19,765)	52,706	n/m	(36,929)	74,859	n/m
Less: Net income attributable to noncontrolling interests	(2,178)	(2,417)	(9.9)%	(3,884)	(6,521)	(40.4)%
Net income (loss) attributable to AMC Global Media's stockholders	$(21,943)	$50,289	n/m	$(40,813)	$68,338	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
Revenues, net
Three months ended June 30, 2026 vs. 2025
Subscription revenues decreased 4.5% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 1.0% in our International segment primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa, partially offset by the favorable impact of foreign currency translation. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.

Advertising revenues decreased 11.2% in our Domestic Operations segment primarily due to lower ratings and marketplace pricing as well as a now resolved system integration issue, partially offset by digital advertising growth. Advertising revenues increased 13.0% in our International segment primarily due to the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the favorable impact of foreign currency translation. We generally expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues decreased 33.7% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period and the sale of our music catalog and additional revenues earned in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025. We expect content licensing revenues to vary in 2026 based on the timing and availability of our programming to distributors.
Six months ended June 30, 2026 vs. 2025
Subscription revenues decreased 3.6% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues increased 1.3% in our International segment primarily due to the favorable impact of foreign currency translation, partially offset by lower revenues primarily from the wind-down of a joint venture that operated primarily in Poland and Africa.
Advertising revenues decreased 8.3% in our Domestic Operations segment primarily due to lower ratings and marketplace pricing as well as a now resolved system integration issue in the second quarter of 2026, partially offset by digital advertising growth. Advertising revenues increased 8.5% in our International segment primarily due to the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the favorable impact of foreign currency translation
Content licensing and other revenues decreased 21.3% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period and the sale of our music catalog and additional revenues earned in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025.
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
Three months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 1.9% in our Domestic Operations segment primarily due to higher other direct programming costs, partially offset by lower program rights amortization. Technical and operating expenses (excluding depreciation and amortization) increased 3.4% in our International segment due to higher program rights amortization driven by the unfavorable impact of foreign currency translation.
Six months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 3.9% in our Domestic Operations segment primarily due to higher other direct programming costs and higher program rights amortization. Technical and operating expenses (excluding depreciation and amortization) increased 5.7% in our International segment due to higher program rights amortization driven by the unfavorable impact of foreign currency translation.
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

Three months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased 2.1% in our Domestic Operations segment primarily due to higher marketing expenses associated with increased media spend for the premiere season of The Audacity and an increase in corporate allocated employee related costs partially offset by lower committed advertising spend with customers from contract renewals. Selling, general and administrative expenses increased 8.3% in our International segment primarily due to an increase in revenue share fees and commissions in the U.K. driven by the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the unfavorable impact of foreign currency translation.
Unallocated corporate overhead costs decreased 3.0% to $29.7 million primarily due to lower employee related costs.
Six months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased 1.0% in our Domestic Operations segment primarily due to higher marketing expenses associated with increased media spend for the premiere season of The Audacity, an increase in corporate allocated employee related costs and an increase in legal fees, partially offset by lower committed advertising spend with customers from contract renewals. Selling, general and administrative expenses increased 11.9% in our International segment primarily due to the unfavorable impact of foreign currency translation, a decrease in costs allocable to the Domestic Operations segment and an increase in revenue share fees and commissions in the U.K. driven by the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels.
Unallocated corporate overhead costs remained flat at $59.9 million.
Depreciation and amortization expenses
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three and six months ended June 30, 2026 vs 2025
Depreciation and amortization decreased primarily due to the retirement of broadcasting and technology assets in the second quarter of 2025 related to the outsourcing of back-end content distribution in our Domestic Operations segment as well as reduced depreciation on leasehold improvements at our corporate headquarters associated with the extension of our lease in December 2025.
Restructuring and other related charges
Three months ended June 30, 2026
Restructuring and other related charges were $1.3 million for the three months ended June 30, 2026, with $0.8 million associated with the Company's ongoing restructuring plan in our International segment (the "International Plan"), which for the quarter consisted primarily of workforce reductions in Latin America, and $0.5 million related to the Company's voluntary buyout program for U.S. employees, which was announced in October 2025.
Six months ended June 30, 2026
Restructuring and other related charges were $5.7 million for the six months ended June 30, 2026, with $3.2 million related to the Company's voluntary buyout program for U.S. employees and $2.5 million associated with the International Plan, which consisted primarily of workforce reductions in Latin America.
Three and six months ended June 30, 2025
Restructuring and other related charges were $3.5 million and $8.3 million for the three and six months ended June 30, 2025, respectively, primarily related to the wind-down of a joint venture that operated primarily in Poland and Africa as part of our International segment, as well as the commencement of the International Plan in Southern Europe.
Operating income
Three months ended June 30, 2026 vs. 2025
The decrease in operating income was primarily attributable to a $52.5 million decrease in revenues, net.
Six months ended June 30, 2026 vs. 2025
The decrease in operating income was primarily attributable to a $65.6 million decrease in revenues, net, and a $20.7 million increase in technical and operating expenses.

Interest expense
Three months ended June 30, 2026 vs 2025
The increase in interest expense was primarily due to an increase in average interest rates associated with the July 2025 issuance of our 10.50% Senior Secured Notes due 2032, (the “2032 Notes”) and the March 2026 issuance of additional 2032 Notes in the private exchange offer (the “Exchange Offer”) with respect to our outstanding 10.25% Senior Secured Notes due 2029 (the “2029 Notes”), partially offset by lower outstanding balances under our Term Loan A facility (the "Term Loan A Facility") under our credit agreement (the “Credit Agreement”) and our 4.25% Senior Notes due 2029 (the “Senior Notes”).
Six months ended June 30, 2026 vs 2025
The decrease in interest expense was primarily due to the impact of lower outstanding balances under our Term Loan A Facility and the Senior Notes, partially offset by an increase in average interest rates associated with the 2032 Notes and the Exchange Offer with respect to our outstanding 2029 Notes.
Interest income
Three and six months ended June 30, 2026 vs 2025
The decrease in interest income was primarily attributable to lower average cash balances and lower interest rates for our money market fund accounts.
Gain (loss) on extinguishment of debt, net
Three and six months ended June 30, 2026
During the second quarter of 2026, we repaid the $80.0 million remaining balance under the Term Loan A Facility and terminated our revolving credit facility (the "Revolving Credit Facility"). In connection with the repayment, we recorded a charge of $3.1 million, comprised of the write-off of the remaining unamortized discount and deferred financing costs and additional expenses associated with the repayment and the termination of the Credit Agreement. Additionally, we redeemed all of our remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount during the second quarter of 2026. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount, resulting in a $0.7 million charge.
Three and six months ended June 30, 2025
During the second quarter of 2025, we repurchased $99.1 million principal amount of our outstanding Senior Notes through open market repurchases, at a discount of $26.7 million, and retired the repurchased notes. We recorded a $25.8 million gain which reflects the discount, net of $0.9 million to write off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.
Miscellaneous, net
Three months ended June 30, 2026 vs. 2025
The decrease in miscellaneous, net was primarily related to the impact of foreign currency fluctuations.
Six months ended June 30, 2026 vs. 2025
The decrease in miscellaneous, net was primarily related to third-party fees of $16.7 million specifically attributable to the Exchange Offer and the impact of foreign currency fluctuations.
Income tax expense (benefit)
In general, we are required to use an estimated annual effective rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective rate is revised on a quarterly basis.
Three months ended June 30, 2026 vs. 2025
For the three months ended June 30, 2026, income tax benefit was $4.7 million on a loss from operations before income taxes of $24.4 million, representing an effective rate of 19%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense related to non-deductible compensation, and tax expense, including interest, related to an increase in uncertain tax positions, partially offset by a tax benefit from foreign operations and a tax benefit related to foreign-derived deduction eligible income.
For the three months ended June 30, 2025, income tax expense was $16.1 million on income from operations before income taxes of $68.8 million, representing an effective tax rate of 23%. The variance from the federal statutory rate of 21% primarily consisted of state and local income tax expense.

Six months ended June 30, 2026 vs. 2025
For the six months ended June 30, 2026, income tax benefit was $11.4 million on a loss from operations before income taxes of $48.3 million, representing an effective rate of 24%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense related to non-deductible compensation, and tax expense, including interest, related to an increase in uncertain tax positions, partially offset by a tax benefit from foreign operations and a tax benefit related to foreign-derived deduction eligible income.
For the six months ended June 30, 2025, income tax expense was $31.0 million on income from operations before income taxes of $105.9 million, representing an effective tax rate of 29%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of state and local income tax expense, tax expense related to share-based compensation, tax expense for an increase in the valuation allowance for foreign taxes and tax expense related to non-deductible compensation.

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

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$305,902	$320,359	(4.5)%	$611,184	$633,732	(3.6)%
Advertising	108,829	122,606	(11.2)	221,676	241,854	(8.3)
Content licensing and other	55,659	83,888	(33.7)	108,217	137,574	(21.3)
Total revenues, net	470,390	526,853	(10.7)	941,077	1,013,160	(7.1)
Technical and operating expenses (excluding depreciation and amortization)(a)	255,266	250,579	1.9	501,344	482,302	3.9
Selling, general and administrative expenses(b)	157,347	154,109	2.1	293,262	290,372	1.0
Majority-owned equity investees AOI	3,195	4,174	(23.5)	6,762	9,777	(30.8)
Segment adjusted operating income	$60,972	$126,339	(51.7)%	$153,233	$250,263	(38.8)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude equity-classified share-based compensation expenses, liability-classified share-based compensation expenses for non-employee directors and cloud computing amortization
Revenues, net
Three months ended June 30, 2026 vs. 2025
Subscription revenues decreased primarily due to a 16.6% decline in affiliate revenues, partially offset by a 6.3% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $179.7 million and $169.0 million for the three months ended June 30, 2026 and 2025, respectively.
Advertising revenues decreased primarily due to lower ratings and marketplace pricing as well as a now resolved system integration issue, partially offset by digital advertising growth.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period and the sale of our music catalog and additional revenues earned in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025.
Six months ended June 30, 2026 vs. 2025
Subscription revenues decreased primarily due to a 16.3% decline in affiliate revenues, partially offset by a 8.4% increase in streaming revenues. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $353.6 million and $326.1 million for the six months ended June 30, 2026 and 2025, respectively.
Advertising revenues decreased primarily due to lower ratings and marketplace pricing as well as a now resolved system integration issue in the second quarter of 2026, partially offset by digital advertising growth.
Content licensing and other revenues decreased primarily due to the timing and availability of deliveries in the period and the sale of our music catalog and additional revenues in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025.

Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher other direct programming costs, partially offset by lower program rights amortization.
Six months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher other direct programming costs and higher program rights amortization.
Selling, general and administrative expenses
Three months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased primarily due to higher marketing expenses associated with increased media spend for the premiere season of The Audacity and an increase in corporate allocated employee related costs, partially offset by lower committed advertising spend with customers from contract renewals.
Six months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased primarily due to higher marketing expenses associated with increased media spend for the premiere season of The Audacity, an increase in corporate allocated employee related costs and an increase in legal fees, partially offset by lower committed advertising spend with customers from contract renewals.
Segment adjusted operating income
Three and six months ended June 30, 2026 vs. 2025
The decrease in segment adjusted operating income was primarily attributable to lower content licensing and other sales, the continued revenue declines in our linear businesses, an increase in technical and operating expenses (excluding depreciation and amortization), and an increase in media spend.
International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$46,612	$47,069	(1.0)%	$92,974	$91,771	1.3%
Advertising	29,383	26,003	13.0	52,755	48,611	8.5
Content licensing and other	2,605	2,463	5.8	5,134	5,099	0.7
Total revenues, net	78,600	75,535	4.1	150,863	145,481	3.7
Technical and operating expenses (excluding depreciation and amortization)	33,894	32,777	3.4	71,755	67,902	5.7
Selling, general and administrative expenses(a)	30,347	28,021	8.3	59,312	52,991	11.9
Segment adjusted operating income	$14,359	$14,737	(2.6)%	$19,796	$24,588	(19.5)%
(a) Selling, general and administrative expenses exclude equity-classified share-based compensation expenses and liability-classified share-based compensation expenses for non-employee directors.
Revenues, net
Three months ended June 30, 2026 vs. 2025
Subscription revenues decreased 1.0% primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa, partially offset by the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, subscription revenues decreased 3.3%.
Advertising revenues increased 13.0% primarily due to the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, advertising revenues increased 11.1%.

Six months ended June 30, 2026 vs. 2025
Subscription revenues increased 1.3% primarily due to the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, subscription revenues decreased 4.3% primarily from the wind-down of a joint venture that operated primarily in Poland and Africa.
Advertising revenues increased 8.5% primarily due to the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, advertising revenues increased 3.5%.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 3.4% due to higher program rights amortization driven by the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, technical and operating expenses (excluding depreciation and amortization) increased 0.4%.
Six months ended June 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 5.7% due to higher program rights amortization driven by the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, technical and operating expenses (excluding depreciation and amortization) decreased 0.9%.
Selling, general and administrative expenses
Three months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased 8.3% primarily due to an increase in revenue share fees and commissions in the U.K. driven by the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels and the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased 4.6%.
Six months ended June 30, 2026 vs. 2025
Selling, general and administrative expenses increased 11.9% primarily due to the unfavorable impact of foreign currency translation, a decrease in costs allocable to the Domestic Operations segment and an increase in revenue share fees and commissions in the U.K. driven by the outperformance of advertising in the fourth quarter of 2025 that has since returned to normal levels. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased 4.9%.
Segment adjusted operating income
Three and six months ended June 30, 2026 vs. 2025
Segment adjusted operating income decreased primarily due to lower subscription revenues and higher selling, general and administrative expenses, excluding the impact of foreign currency translation.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
As of June 30, 2026, our cash and cash equivalents balance of $464.0 million included approximately $136.5 million held by foreign subsidiaries. Of this amount, approximately $22.5 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the expected repatriation amount has been accrued and we do not expect to incur any significant, additional taxes related to the remaining balance.
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
Debt Transactions
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
On April 6, 2026, we redeemed all of our remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.
On May 12, 2026, pursuant to the Credit Agreement, we repaid the $80.0 million remaining balance under the Term Loan A Facility and terminated the Revolving Credit Facility.
We continue to evaluate our liquidity profile in connection with our consideration of our funding and investment needs. Depending on market conditions, we may purchase, redeem, prepay, refinance, amend, exchange, extend or otherwise retire any amount of our outstanding indebtedness at any time and from time to time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise. We may decide not to proceed with any such transactions in light of market conditions or other relevant factors and, if we do proceed, the terms of any such transaction would be subject to market and other conditions.
We were in compliance with all of our debt covenants as of June 30, 2026.
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
Customer Chapter 11 Bankruptcy
On June 30, 2026 one customer filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The proposed plan contemplates a significant deleveraging of the customer's balance sheet while generally providing for the payment of trade and other general unsecured claims. Concurrently with the Chapter 11 filing, the customer filed a motion requesting authority to pay prepetition ordinary-course claims with respect to which the we are named as a vendor. The bankruptcy court granted the motion on July 23, 2026. Based on the relief granted and our historical collection experience with the customer, we expect to fully recover our outstanding receivables due from the customer and continue business with the customer in the ordinary course. We do not currently expect the customer's Chapter 11 proceedings to have a material adverse effect on our liquidity.
Stock Repurchase Program
Our Board of Directors has authorized a program to repurchase up to $1.5 billion of our outstanding Class A Common Stock (the "Stock Repurchase Program"). The Stock Repurchase Program has no pre-established termination date and may be suspended or discontinued at any time. On May 8, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase $30.0 million of our outstanding Class A Common Stock. We are conducting the accelerated share repurchase as part of our Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, we made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The final number of shares to be repurchased will be based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, if the final number of shares to be repurchased is greater than the initial share delivery, Citibank will deliver additional shares of Class A Common Stock to us, or, if the final number of shares to be repurchased is less than the initial share delivery, we will be required to make a payment to Citibank, which at our option may be in the form of cash or shares of Class A Common Stock. The final settlement of the transaction is expected to occur in the fourth quarter of 2026, but may be completed earlier at Citibank’s election.
As of June 30, 2026, we had $87.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$124,659	$211,596
Net cash used in investing activities	(17,311)	(22,360)
Net cash used in financing activities	(138,245)	(126,230)
Net increase (decrease) in cash and cash equivalents from operations	$(30,897)	$63,006
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 amounted to $124.7 million and $211.6 million, respectively.
For the six months ended June 30, 2026, net cash provided by operating activities primarily resulted from $469.8 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $343.1 million. Changes in all other assets and liabilities resulted in a net cash outflow of $2.0 million.
For the six months ended June 30, 2025, net cash provided by operating activities primarily resulted from $510.7 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $331.5 million. Changes in all other assets and liabilities resulted in a net cash inflow of $32.4 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 amounted to $17.3 million and $22.4 million, respectively, and primarily consisted of capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 and 2025 amounted to $138.2 million and $126.2 million, respectively.

For the six months ended June 30, 2026, net cash used in financing activities primarily related to payments on the Term Loan A Facility of $82.9 million, the purchase of treasury stock for $30.0 million, the redemption of our remaining 2029 Notes for $14.4 million, taxes paid in lieu of shares issued for equity-based compensation of $7.1 million and payments for financing costs associated with the consent solicitation to amend the indenture governing our 2032 Notes of $2.0 million.
For the six months ended June 30, 2025, net cash used in financing activities primarily related to open-market repurchases of our Senior Notes of $72.4 million, principal payments on the Term Loan A Facility of $36.3 million and the purchase of treasury stock for $10.3 million.
Contractual Obligations
As of June 30, 2026, our contractual obligations not reflected on the condensed consolidated balance sheets increased $91.3 million, as compared to December 31, 2025, to $590.3 million. The increase was primarily related to commitments for marketing and third-party service contracts.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of June 30, 2026 for which AMC Global Media is the issuer.
Note Guarantees
Debt of AMC Global Media as of June 30, 2026 included $276.7 million of 4.25% Senior Notes due 2029, $143.8 million of 4.25% Convertible Senior Notes due 2029, and $1,315.1 million of 10.50% Senior Secured Notes due 2032 (collectively, the “notes”). The notes were issued by AMC Global Media and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Global Media's existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee, which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Global Media or another Guarantor Subsidiary).
Foreign subsidiaries of AMC Global Media do not and will not guarantee the notes.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Global Media and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$819,469	$—	$890,226
Operating expenses	—	781,580	—	764,865
Operating income	$—	$37,889	$—	$125,361
Income (loss) before income taxes	$(56,398)	$33,683	$92,949	$156,500
Net income (loss)	(40,813)	30,874	68,338	152,838

Balance Sheet	June 30, 2026		December 31, 2025
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$—	$43,993	$—	$90,643
Current assets	62,049	883,521	19,639	1,001,691
Non-current assets	2,803,976	2,577,019	2,987,716	2,690,262

Liabilities and equity:
Amounts due to subsidiaries	$39,900	$9,540	$39,155	$3,880
Current liabilities	113,663	520,020	123,550	548,661
Non-current liabilities	1,841,138	209,789	1,901,934	230,969

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
We evaluate segment performance based on operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before share-based compensation expenses or benefit (including equity-classified share-based compensation expenses or benefit and liability-classified share-based compensation expenses or benefit for non-employee director stock units), depreciation and amortization, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, cloud computing amortization and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance. Because it is based upon operating income (loss), AOI also excludes interest expense (including cash interest expense) and other non-operating income and expense items. The Company believes that the exclusion of share-based compensation expenses or benefit allows management and investors to better track the performance of the various operating units of the business without regard to the period-to-period effects of share-based compensation awards, including the changes in fair value of liability-classified share-based compensation awards that will be cash settled. Beginning in June 2026, non-employee directors receive a portion of their compensation in director stock units that will be settled in cash. These liability classified share-based compensation awards are included in the share-based compensation adjustment to operating income (loss) to allow for comparability between periods without regard to the period-to-period effects of share-based compensation awards (including the changes in fair value of those awards from period to period).
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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating income	$15,854	$64,469	$47,115	$128,666
Share-based compensation expenses (1)	6,729	8,043	12,826	13,800
Depreciation and amortization	16,820	26,446	38,243	47,372
Restructuring and other related charges	1,342	3,529	5,680	8,318
Cloud computing amortization	2,128	2,725	4,416	5,938
Majority owned equity investees AOI	3,195	4,174	6,762	9,777
Adjusted operating income	$46,068	$109,386	$115,042	$213,871
(1) Includes $1.0 million for the three and six months ended June 30, 2026, associated with cash-settled director stock units granted to non-employee directors.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$124,659	$211,596
Less: capital expenditures	(16,577)	(21,670)
Free cash flow	$108,082	$189,926

Supplemental Cash Flow Information	Six Months Ended June 30,
(In thousands)	2026	2025
Restructuring initiatives	$(19,729)	$(7,920)
Distributions to noncontrolling interests	—	—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2026, the carrying value of our fixed rate debt of $1.66 billion was less than its fair value of $1.74 billion by $80.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2026 would increase the estimated fair value of our fixed rate debt by $82.5 million.
Managing our Interest Rate Risk
As of June 30, 2026, we had $1.7 billion of debt outstanding (excluding finance leases), all of which bears interest at fixed rates.
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
The Company recognized foreign currency transaction gains (losses) of $(4.1) million and $(7.9) million for the three and six months ended June 30, 2026, respectively, and $12.9 million and $16.7 million for the three and six months ended June 30, 2025, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income (loss).
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2026, the Company's principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 14, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to shares of common stock that we repurchased during the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2026 to April 30, 2026	—	$—	—	$117,390,414
May 1, 2026 to May 31, 2026	2,727,272	$8.80	2,727,272	$87,390,414
June 1, 2026 to June 30, 2026	—	$—	—	$87,390,414
Total	2,727,272		2,727,272
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
On May 8, 2026, the Company entered into the ASR Agreement with Citibank to repurchase $30.0 million of its outstanding Class A Common Stock. The Company is conducting the accelerated share repurchase as part of its Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, the Company made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock. The Company recorded an increase to Treasury stock of $24.0 million during the three months ended June 30, 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the three months ended June 30, 2026. The final number of shares to be repurchased will be based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, if the final number of shares to be repurchased is greater than the initial share delivery, Citibank will deliver additional shares of Common Stock to the Company, or, if the final number of shares to be repurchased is less than the initial share delivery, the Company will be required to make a payment to Citibank, which at the option of the Company may be in the form of cash or shares of Class A Common Stock. The final settlement of the transaction is expected to occur in the fourth quarter of 2026, but may be completed earlier at Citibank’s election.

Item 5. Other Information.
The information included in Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K.
The Walking Dead Universe Licensing Agreement
On July 30, 2026, the Company announced that it had entered into a license agreement with Netflix Inc. granting Netflix co-exclusive global streaming rights to all shows in The Walking Dead Universe, including all seasons of The Walking Dead and Fear the Walking Dead. The Company retains the global rights to exhibit the shows in The Walking Dead Universe on its own streaming services. Other shows in The Walking Dead Universe include: The Walking Dead: Daryl Dixon; The Walking Dead: Dead City; The Walking Dead: World Beyond; The Walking Dead: The Ones Who Live; and Tales of the Walking Dead. The license agreement generally provides for a five-year term for each licensed show, with licenses for individual shows

Table of Contents

commencing on different dates in different geographic territories based on the expiration of streaming rights under the Company's existing licenses. The co-exclusive license for the U.S. streaming rights to The Walking Dead begins on January 6, 2027 and the co-exclusive license for U.S. streaming rights to other series in the Walking Dead Universe begin at various times in 2026.
Under the license agreement, Netflix will pay an aggregate content license fee of $500 million payable in quarterly cash installments over the five-year term, with approximately $25 million of such payments expected to be received in 2026, and cash payments of approximately $100 million, in each of 2027, 2028, 2029 and 2030, with the remainder due in 2031. As a result of the extended payment terms, the aggregate revenue that the Company expects to recognize will be based on the present value of future payments, which is estimated to be approximately $445 million.

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

10.1
Employment Agreement, dated June 16, 2026, by and between AMC Global Media Inc. and Hozefa Lokhandwala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).

10.2
Employment Agreement, dated June 16, 2026, by and between AMC Global Media Inc. and Michael J. Sherin III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026).

10.3	AMC Global Media Inc. Amended and Restated 2011 Stock Plan For Non-Employee Directors

10.4	Form of AMC Global Media Inc. Non-Employee Director Agreement

22	Guarantor Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMC Global Media Inc.

Date:	July 30, 2026	By:	/s/ Hozefa Lokhandwala
Hozefa Lokhandwala
Executive Vice President and Chief Financial Officer

Date:	July 30, 2026	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer