Form 10-Q
period 2026-09-30
AMC Global Media Inc.
filed 2026-11-09
CIK 1514991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of October 30, 2026:

Class A Common Stock par value $0.01 per share	29,674,947
Class B Common Stock par value $0.01 per share	11,484,408

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$440,162	$502,379
Accounts receivable, trade (less allowance for doubtful accounts of $8,461 and $11,523)	532,401	575,263
Prepaid expenses and other current assets	318,086	202,967
Total current assets	1,290,649	1,280,609
Property and equipment, net of accumulated depreciation of $442,377 and $409,991	108,930	115,978
Program rights, net	1,508,526	1,763,084
Intangible assets, net	161,686	184,803
Goodwill	163,040	166,809
Deferred tax assets, net	11,656	17,781
Operating lease right-of-use assets	68,184	72,545
Other assets	352,822	335,272
Total assets	$3,665,493	$3,936,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$108,738	$94,742
Accrued liabilities	292,769	323,029
Current portion of program rights obligations	209,452	258,252
Deferred revenue	61,954	63,651
Current portion of long-term debt	—	11,068
Current portion of lease obligations	6,149	17,643
Total current liabilities	679,062	768,385
Program rights obligations	119,265	181,773
Long-term debt, net	1,663,478	1,741,225
Lease obligations	81,475	82,263
Deferred tax liabilities, net	180,256	108,164
Other liabilities	42,528	41,322
Total liabilities	2,766,064	2,923,132
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, $0.01 par value, 360,000 shares authorized: 66,730 and 66,730 shares issued and 29,766 and 31,215 shares outstanding, respectively	667	667
Class B Common Stock, $0.01 par value, 90,000 shares authorized: 11,484 shares issued and outstanding	115	115
Preferred stock, $0.01 par value, 45,000 shares authorized: none issued	—	—
Paid-in capital	423,152	429,902
Accumulated earnings	2,087,761	2,176,124
Treasury stock, at cost (36,965 and 35,516 shares of Class A Common Stock, respectively)	(1,419,793)	(1,406,027)
Accumulated other comprehensive loss	(228,947)	(218,910)
Total AMC Global Media stockholders' equity	862,955	981,871
Non-redeemable noncontrolling interests	36,474	31,878
Total stockholders' equity	899,429	1,013,749
Total liabilities and stockholders' equity	$3,665,493	$3,936,881
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$566,070	$561,741	$1,655,692	$1,716,998
Operating expenses:
Technical and operating (excluding depreciation and amortization)	313,760	291,075	885,721	842,297
Selling, general and administrative	190,991	189,291	617,614	608,970
Depreciation and amortization	19,447	21,378	57,690	68,750
Impairment and other charges	81,280	—	81,280	—
Restructuring and other related charges	2,206	4,479	7,886	12,797
Total operating expenses	607,684	506,223	1,650,191	1,532,814
Operating income (loss)	(41,614)	55,518	5,501	184,184
Other income (expense):
Interest expense	(41,367)	(44,574)	(125,379)	(130,426)
Interest income	3,715	6,113	10,025	22,733
Gain (loss) on extinguishment of debt, net	—	105,316	(3,784)	131,061
Miscellaneous, net	(3,424)	473	(17,395)	21,180
Total other income (expense)	(41,076)	67,328	(136,533)	44,548
Income (loss) from operations before income taxes	(82,690)	122,846	(131,032)	228,732
Income tax (expense) benefit	36,656	(42,765)	48,069	(73,792)
Net income (loss) including noncontrolling interests	(46,034)	80,081	(82,963)	154,940
Less: Net income attributable to noncontrolling interests	(1,352)	(3,552)	(5,236)	(10,073)
Net income (loss) attributable to AMC Global Media's stockholders	$(47,386)	$76,529	$(88,199)	$144,867

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(1.13)	$1.73	$(2.06)	$3.25
Diluted	$(1.13)	$1.38	$(2.06)	$2.63

Weighted average common shares:
Basic	41,847	44,136	42,824	44,606
Diluted	41,847	56,275	42,824	56,412
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) including noncontrolling interests	$(46,034)	$80,081	$(82,963)	$154,940
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,623)	(1,929)	(10,677)	50,381
Comprehensive income (loss)	(51,657)	78,152	(93,640)	205,321
Less: Comprehensive income attributable to noncontrolling interests	(1,324)	(3,015)	(4,596)	(12,806)
Comprehensive income (loss) attributable to AMC Global Media's stockholders	$(52,981)	$75,137	$(98,236)	$192,515
See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2026	$667	$115	$418,442	$2,135,147	$(1,419,793)	$(223,352)	$911,226	$35,150	$946,376
Net loss attributable to AMC Global Media's stockholders	—	—	—	(47,386)	—	—	(47,386)	—	(47,386)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1,352	1,352
Other comprehensive income (loss)	—	—	—	—	—	(5,595)	(5,595)	(28)	(5,623)
Share-based compensation expenses	—	—	4,710	—	—	—	4,710	—	4,710
Balance, September 30, 2026	$667	$115	$423,152	$2,087,761	$(1,419,793)	$(228,947)	$862,955	$36,474	$899,429

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2025	$667	$115	$433,374	$2,155,064	$(1,399,599)	$(217,929)	$971,692	$36,015	$1,007,707
Net income attributable to AMC Global Media's stockholders	—	—	—	76,529	—	—	76,529	—	76,529
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	2,193	2,193
Distributions to noncontrolling member	—	—	—	—	—	—	—	(7,271)	(7,271)
Other comprehensive income (loss)	—	—	—	—	—	(1,392)	(1,392)	(537)	(1,929)
Share-based compensation expenses	—	—	6,027	—	—	—	6,027	—	6,027
Common stock issued under employee stock plans	—	—	(477)	—	477	—	—	—	—
Balance, September 30, 2025	$667	$115	$438,924	$2,231,593	$(1,399,122)	$(219,321)	$1,052,856	$30,400	$1,083,256

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2025	$667	$115	$429,902	$2,176,124	$(1,406,027)	$(218,910)	$981,871	$31,878	$1,013,749
Net loss attributable to AMC Global Media's stockholders	—	—	—	(88,199)	—	—	(88,199)	—	(88,199)
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	5,236	5,236
Other comprehensive income (loss)	—	—	—	—	—	(10,037)	(10,037)	(640)	(10,677)
Share-based compensation expenses	—	—	16,555	—	—	—	16,555	—	16,555
Treasury stock acquired, including excise tax	—	—	(6,000)	—	(24,137)	—	(30,137)	—	(30,137)
Common stock issued under employee stock plans	—	—	(10,207)	(164)	10,371	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(7,098)	—	—	—	(7,098)	—	(7,098)
Balance, September 30, 2026	$667	$115	$423,152	$2,087,761	$(1,419,793)	$(228,947)	$862,955	$36,474	$899,429

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total AMC Global Media Stockholders’ Equity	Non-redeemable Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2024	$667	$115	$437,860	$2,092,229	$(1,408,307)	$(266,969)	$855,595	$28,665	$884,260
Net income attributable to AMC Global Media's stockholders	—	—	—	144,867	—	—	144,867	—	144,867
Net income attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	6,273	6,273
Distributions to noncontrolling member	—	—	—	—	—	—	—	(7,271)	(7,271)
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(708)	—	—	—	(708)	—	(708)
Treasury stock acquired	—	—	—	—	(10,329)	—	(10,329)	—	(10,329)
Other comprehensive income (loss)	—	—	—	—	—	47,648	47,648	2,733	50,381
Share-based compensation expenses	—	—	19,827	—	—	—	19,827	—	19,827
Common stock issued under employee stock plans	—	—	(14,011)	(5,503)	19,514	—	—	—	—
Tax withholding associated with shares issued under employee stock plans	—	—	(4,044)	—	—	—	(4,044)	—	(4,044)
Balance, September 30, 2025	$667	$115	$438,924	$2,231,593	$(1,399,122)	$(219,321)	$1,052,856	$30,400	$1,083,256

See accompanying notes to condensed consolidated financial statements.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) / (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(82,963)	$154,940
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	57,690	68,750
Share-based compensation expenses	19,693	19,827
Non-cash restructuring and other related charges	—	5,320
Amortization of program rights	630,132	625,870
Amortization of deferred carriage fees	8,014	18,210
Unrealized foreign currency transaction (gain) loss	5,683	(11,650)
Amortization of deferred financing costs and discounts on indebtedness	6,695	5,611
(Gain) loss on extinguishment of debt, net	3,784	(131,061)
Deferred income taxes	77,668	20,587
Gain on sale of business	(3,720)	—
Other, net	(1,639)	(7,531)
Changes in assets and liabilities:
Accounts receivable, trade (including amounts due from related parties, net)	40,698	58,753
Prepaid expenses and other assets	(118,555)	41,461
Program rights and obligations, net	(521,589)	(569,241)
Deferred revenue	(1,312)	13,505
Accounts payable, accrued liabilities and other liabilities	(37,446)	(56,927)
Net cash provided by operating activities	82,833	256,424
Cash flows from investing activities:
Capital expenditures	(27,190)	(24,502)
Proceeds from sale of business, net of disposal costs	26,467	—
Other investing activities, net	(734)	(8)
Net cash used in investing activities	(1,457)	(24,510)
Cash flows from financing activities:
Proceeds from the issuance of 10.50% Senior Secured Notes due 2032, net	—	394,500
Redemption of 10.25% Senior Secured Notes due 2029	(14,404)	—
Payments on Term Loan A Facility	(82,890)	(114,375)
Tender and repurchase of 4.25% Senior Notes due 2029	—	(569,078)
Payments for financing costs	(2,000)	(3,094)
Deemed repurchases of restricted stock units	(7,098)	(4,044)
Purchase of treasury stock	(30,000)	(10,329)
Principal payments on finance lease obligations	(2,596)	(3,542)
Distributions to noncontrolling interests	—	(7,271)
Net cash used in financing activities	(138,988)	(317,233)
Net increase (decrease) in cash and cash equivalents from operations	(57,612)	(85,319)
Effect of exchange rate changes on cash and cash equivalents	(4,605)	17,508
Cash and cash equivalents at beginning of period	502,379	784,649
Cash and cash equivalents at end of period	$440,162	$716,838
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
AMC Global Media Inc. ("AMC Global Media") and its subsidiaries (collectively referred to as the "Company," "we," "us," or "our") own and operate entertainment businesses and assets. The Company is comprised of two operating segments:
•Domestic Operations: Consists of our streaming services, our five programming networks, our AMC Studios operation and our film distribution business. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, HIDIVE and All Reality). Our programming networks are AMC, We TV, BBC America, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business consists of Independent Film Company. The operating segment also includes AMC Global Media Broadcasting & Technology, our technical services business, which primarily services the programming networks. On August 26, 2026, the Company divested its ALLBLK streaming business (see Note 4 for additional information relating to the sale).
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

Note 2. Revenue Recognition
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2026, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations was not material to our consolidated revenues.
Contract Balances from Contracts with Customers
The following table provides information about accounts receivable and contract liabilities from contracts with customers.

(In thousands)	September 30, 2026	December 31, 2025
Balances from contracts with customers:
Accounts receivable (including long-term receivables within Other assets)	$591,305	$610,021
Contract assets, short-term (included in Prepaid expenses and other current assets)	4,538	—
Contract liabilities, short-term (Deferred revenue)	61,954	63,651
Revenue recognized for the nine months ended September 30, 2026 and 2025 relating to the contract liabilities at December 31, 2025 and 2024 was $48.1 million and $39.6 million, respectively.
The Company has an agreement enabling it to sell certain customer receivables to a financial institution on a recurring basis for cash. The transferred receivables will be fully guaranteed by a bankruptcy-remote entity and the financial institution that purchases the receivables will have no recourse to the Company's other assets in the event of non-payment by the customers. The Company can sell an indefinite amount of customer receivables under the agreement on a revolving basis, but the outstanding balance of unpaid customer receivables to the financial institution cannot exceed the initial program limit of $125.0 million at any given time. As of September 30, 2026, the Company had not yet sold any customer receivables under this agreement.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
On July 30, 2026, the Company announced that it had entered into a license agreement with Netflix Inc. granting Netflix co-exclusive global streaming rights to all shows in The Walking Dead Universe, including all seasons of The Walking Dead and Fear the Walking Dead. The Company retains the global rights to exhibit the shows in The Walking Dead Universe on its own streaming services. Other shows in The Walking Dead Universe include: The Walking Dead: Daryl Dixon; The Walking Dead: Dead City; The Walking Dead: World Beyond; The Walking Dead: The Ones Who Live; and Tales of the Walking Dead. The license agreement generally provides for a five-year term for each licensed show, with licenses for individual shows commencing on different dates in different geographic territories based on the expiration of streaming rights under the Company's existing licenses. The co-exclusive license for the U.S. streaming rights to The Walking Dead begins on January 6, 2027 and the co-exclusive licenses for U.S. streaming rights to other series in The Walking Dead Universe (including Fear the Walking Dead, which began in the third quarter of 2026) begin at various times in 2026.
Under the license agreement, Netflix will pay an aggregate content license fee of $500 million payable in quarterly cash installments over the five-year term, with approximately $25 million of such payments expected to be received in 2026. As a result of the extended payment terms, the aggregate revenue that the Company expects to recognize will be based on the present value of future payments, which is estimated to be approximately $450 million.

Note 3. Net Income (Loss) per Share
Net income (loss) per basic share is based upon net income (loss) attributable to AMC Global Media's stockholders divided by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Net income (loss) per diluted share reflects the dilutive effects, if any, of AMC Global Media's outstanding equity-based awards, the assumed conversion of the Company's 4.25% Convertible Senior Notes due 2029 (the "Convertible Notes") issued in June 2024, and the assumed settlement of the accelerated share repurchase agreement (the "ASR Agreement") with Citibank, N.A. ("Citibank") that was entered into in May 2026.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to AMC Global Media's stockholders used for basic net income (loss) per share	$(47,386)	$76,529	$(88,199)	$144,867
Add: Convertible Notes interest expense, net of tax	—	1,146	—	3,437
Net income (loss) attributable to AMC Global Media's stockholders used for diluted net income (loss) per share	$(47,386)	$77,675	$(88,199)	$148,304

Basic weighted average common shares outstanding	41,847	44,136	42,824	44,606
Effect of dilution:
Restricted stock units	—	854	—	521
Convertible Notes	—	11,285	—	11,285
Diluted weighted average common shares outstanding	41,847	56,275	42,824	56,412

Net income (loss) per share attributable to AMC Global Media's stockholders:
Basic	$(1.13)	$1.73	$(2.06)	$3.25
Diluted	$(1.13)	$1.38	$(2.06)	$2.63
For the three and nine months ended September 30, 2026, all 5.6 million of the Company's restricted stock units ("RSUs"), the impact of 11.3 million common shares related to the assumed conversion of the Convertible Notes, and the impact of the assumed settlement of the ASR Agreement were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive since we reported a net loss.

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
On May 8, 2026, the Company entered into the ASR Agreement to repurchase $30.0 million of its outstanding Class A Common Stock. The Company conducted the accelerated share repurchase as part of its Stock Repurchase Program. Under the terms of the ASR Agreement, on May 11, 2026, the Company made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock. The Company recorded an increase to Treasury stock of $24.0 million during the second quarter of 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the second quarter of 2026. The final number of shares repurchased was based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. In October 2026, the Company finalized the transaction and received an additional 90,616 shares of Class A Common Stock. The average price per share for all 2,817,888 shares of Class A Common Stock repurchased as part of the ASR Agreement was $10.65 per share.
As of September 30, 2026, the Company had $87.4 million of authorization remaining for repurchase under the Stock Repurchase Program.

Note 4. Impairment and Other Charges
Legal Settlement
On September 4, 2026, the Company entered into a settlement agreement (the “Settlement Agreement”) with Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Charles Eglee, United Bongo Drum, Inc.; Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") resolving breach of contract claims. The complaint was initially filed in 2022 and a jury trial was scheduled to commence on October 27, 2026. See Note 15 for additional information relating to this matter.
The Settlement Agreement provides for total consideration of $120.0 million (the “Settlement Payment”) to the Plaintiffs consisting of (i) a cash payment of $85.0 million, paid on September 16, 2026 and (ii) $35.0 million to be paid no later than January 31, 2027, which $35.0 million payment will be treated as an advance against Modified Adjusted Gross Receipts participation amounts that will accrue in the normal course on a go-forward basis to the Plaintiffs under contractual arrangements relating to the television series The Walking Dead and Fear the Walking Dead. With regard to the Settlement Payment, the Company recorded a charge of $85.0 million during the three and nine months ended September 30, 2026, included in Impairment and other charges, in consideration for the dismissal of the action with prejudice.
Sale of a Business
On August 26, 2026, the Company divested its ALLBLK streaming business, which resulted in a pre-tax gain of $3.7 million recorded in Impairment and other charges for the three and nine months ended September 30, 2026. Subsequent to the divestiture, the Company entered into a long-term content licensing agreement with the buyer of the ALLBLK streaming business.

Note 5. Restructuring and Other Related Charges
Restructuring and other related charges were $2.2 million and $7.9 million for the three and nine months ended September 30, 2026, respectively. Restructuring and other related charges during the three months ended September 30, 2026 primarily relate to the August 26, 2026 sale of the Company's ALLBLK streaming business, for which $2.1 million of severance charges associated with the sale were recorded.
Restructuring and other related charges during the nine months ended September 30, 2026 relate to the voluntary buyout program for U.S. employees (announced in October 2025), which resulted in modifications to the organizational structure of the Company and reduced employee costs. In connection with this program, the Company recognized $3.2 million of severance charges during the nine months ended September 30, 2026. Additionally, during the nine months ended September 30, 2026, charges of $2.6 million were recorded in connection with the Company's restructuring plan in its International segment (the

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
"International Plan"), which consisted primarily of workforce reductions in Latin America, as well as the charges related to the sale of the Company's ALLBLK streaming business noted above.
Restructuring and other related charges were $4.5 million and $12.8 million for the three and nine months ended September 30, 2025, respectively, primarily related to the International Plan designed to achieve cost reductions and streamline operations including channel re-branding and a reduction of workforce in Southern Europe, the wind-down of a joint venture held by the Company's U.K. business with operations in EMEA, and a voluntary buyout program for employees in Argentina. Additionally, during the third quarter of 2025, the Company implemented organizational changes in its Domestic Operations segment designed to create an enhanced offering that was intended to maximize the potential of the Company's We TV and ALLBLK brands.
The following table summarizes the restructuring and other related charges (credits) recognized by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Domestic Operations	$2,111	$1,609	$4,449	$(812)
International	94	2,870	2,568	13,609
Total segment restructuring and other related charges	$2,205	$4,479	$7,017	$12,797
Restructuring and other related charges that were not allocated to operating segments were $0.9 million for the nine months ended September 30, 2026. There were no restructuring and other related charges that were not allocated to operating segments for the three months ended September 30, 2026, or the three and nine months ended September 30, 2025.
The following table summarizes accrued restructuring and other related costs:

(In thousands)	Severance and Employee-Related Costs	Content Impairments and Other Exit Costs	Total
Balance at December 31, 2025	$14,603	$1,842	$16,445
Charges	7,886	—	7,886
Cash payments	(19,566)	(1,047)	(20,613)
Other	11	(12)	(1)
Balance at September 30, 2026	$2,934	$783	$3,717
Accrued restructuring and other related costs of $3.7 million and $16.4 million are included in Accrued liabilities in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 6. Program Rights
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	September 30, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$28,846	$683,315	$712,161
In-production and in-development	—	169,078	169,078
Total owned original program rights, net	$28,846	$852,393	$881,239

Licensed program rights, net:
Licensed film and acquired series	$—	$483,535	$483,535
Licensed originals	—	98,738	98,738
Advances and other production costs	—	57,383	57,383
Total licensed program rights, net	—	639,656	639,656
Program rights, net	$28,846	$1,492,049	$1,520,895

Current portion of program rights, net			$12,369
Program rights, net (long-term)			1,508,526
			$1,520,895

	December 31, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights, net:
Completed	$44,258	$597,009	$641,267
In-production and in-development	—	333,568	333,568
Total owned original program rights, net	$44,258	$930,577	$974,835

Licensed program rights, net:
Licensed film and acquired series	$—	$593,491	$593,491
Licensed originals	—	141,243	141,243
Advances and other production costs	—	57,045	57,045
Total licensed program rights, net	—	791,779	791,779
Program rights, net	$44,258	$1,722,356	$1,766,614

Current portion of program rights, net			$3,530
Program rights, net (long-term)			1,763,084
			$1,766,614

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Amortization of owned and licensed program rights included in Technical and operating expenses is as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights	$7,157	$101,818	$108,975	$15,435	$289,670	$305,105
Licensed program rights	—	105,728	105,728	—	325,027	325,027
	$7,157	$207,546	$214,703	$15,435	$614,697	$630,132

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Owned original program rights	$7,515	$90,334	$97,849	$23,053	$268,767	$291,820
Licensed program rights	46	118,344	118,390	188	333,862	334,050
	$7,561	$208,678	$216,239	$23,241	$602,629	$625,870
There were no significant program rights write-offs included in technical and operating expenses for the three and nine months ended September 30, 2026 or 2025.
In the normal course of business, the Company may qualify for tax incentives through eligible spend on productions. Receivables related to tax incentives earned on production spend as of September 30, 2026 consisted of $88.9 million recorded in Prepaid expenses and other current assets and $100.0 million recorded in Other assets. Receivables related to tax incentives earned on production spend as of December 31, 2025 consisted of $125.3 million recorded in Prepaid expenses and other current assets and $95.0 million recorded in Other assets.

Note 7. Investments
The Company holds several investments in and loans to non-consolidated entities that are included in Other assets in the condensed consolidated balance sheets. Equity method investments were $90.5 million and $94.8 million at September 30, 2026 and December 31, 2025, respectively. Investments in non-marketable equity securities were $46.1 million and $45.5 million at September 30, 2026 and December 31, 2025, respectively.

Note 8. Goodwill and Other Intangible Assets
The carrying amount of goodwill, by operating segment, is as follows:

(In thousands)	Domestic Operations	International	Total
December 31, 2025	$80,038	$86,771	$166,809
Goodwill allocated to disposed business	(1,140)	—	(1,140)
Foreign currency translation	—	(2,629)	(2,629)
September 30, 2026	$78,898	$84,142	$163,040
As of September 30, 2026 and December 31, 2025, accumulated impairment charges totaled $649.6 million, with $268.7 million attributed to the Domestic Operations operating segment and $380.9 million attributed to the International operating segment.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following tables summarize information relating to the Company's identifiable intangible assets:

(In thousands)	September 30, 2026
	Gross	Accumulated Amortization	Net	Estimated Useful Lives
Amortizable intangible assets:
Affiliate and customer relationships	$624,742	$(513,280)	$111,462	6 to 25 years
Advertiser relationships	46,282	(46,282)	—	11 years
Trade names and other amortizable intangible assets	91,603	(56,879)	34,724	3 to 20 years
Total amortizable intangible assets	762,627	(616,441)	146,186
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	15,500
Total intangible assets	$782,527	$(620,841)	$161,686

(In thousands)	December 31, 2025
	Gross	Accumulated Amortization		Net
Amortizable intangible assets:
Affiliate and customer relationships	$628,790	$(498,146)		$130,644
Advertiser relationships	46,282	(46,282)		—
Trade names and other amortizable intangible assets	91,966	(53,307)		38,659
Total amortizable intangible assets	767,038	(597,735)		169,303
Indefinite-lived intangible assets:
Trademarks	19,900	(4,400)	(1)	15,500
Total intangible assets	$786,938	$(602,135)		$184,803
(1) Related to an impairment charge recorded on the Company's SundanceTV trademarks during the fourth quarter of 2025.
Aggregate amortization expense for amortizable intangible assets for the three months ended September 30, 2026 and 2025 was $7.6 million and $7.6 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $22.8 million and $23.4 million, respectively.
Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

(In thousands)
Years Ending December 31,
2026	$30,490
2027	25,188
2028	22,835
2029	19,904
2030	19,894

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 9. Accrued Liabilities
Accrued liabilities consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Employee related costs	$64,397	$77,635
Participations and residuals	155,541	127,859
Interest	30,135	68,940
Restructuring and other related charges	3,717	16,445
Other accrued expenses	38,979	32,150
Total accrued liabilities	$292,769	$323,029

Note 10. Long-term Debt
The Company's long-term debt consists of:

(In thousands)	September 30, 2026	December 31, 2025
Senior Secured Credit Facility:
Term Loan A Facility	$—	$82,795
Senior Notes:
10.25% Senior Secured Notes due January 2029	—	875,000
4.25% Senior Notes due February 2029	276,706	276,706
4.25% Convertible Senior Notes due February 2029	143,750	143,750
10.50% Senior Secured Notes due July 2032	1,315,098	400,000
Total long-term debt	1,735,554	1,778,251
Unamortized discount	(66,580)	(18,883)
Unamortized deferred financing costs	(5,496)	(7,075)
Long-term debt, net	1,663,478	1,752,293
Current portion of long-term debt	—	11,068
Noncurrent portion of long-term debt	$1,663,478	$1,741,225
Senior Secured Credit Facility
On May 12, 2026, the Company, pursuant to the terms of its credit agreement (as amended, the "Credit Agreement"), repaid the $80.0 million remaining balance under the Term Loan A facility under the Credit Agreement (the "Term Loan A Facility") and terminated its revolving credit facility. In connection with the repayment, the Company recorded a charge of $3.1 million for the nine months ended September 30, 2026, comprised of $3.0 million to write-off the remaining unamortized discount and deferred financing costs and $0.1 million of additional third-party expenses associated with the repayment and the termination of the Credit Agreement, which are included in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income (loss).
Prior to the termination of the Credit Agreement, the Company repaid $2.8 million of principal amount of the Term Loan A Facility.
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
On March 25, 2026, the Company completed the final settlement of the Exchange Offer. As of the Expiration Time, an additional approximately $30.7 million in aggregate principal amount of 2029 Notes was validly tendered in the Exchange Offer. In connection with the final settlement of the Exchange Offer, the Company issued approximately $31.1 million in aggregate principal amount of 2032 Notes. All tendered 2029 Notes exchanged in the Exchange offer were cancelled. The incremental aggregate principal issued on the 2032 Notes included in the Total Consideration and Exchange Consideration was $53.8 million and was accounted for as a debt modification in accordance with ASC Topic 470. As such, this noncash aggregate principal increase resulted in a corresponding capitalized debt discount. The Company also incurred third-party fees specifically attributable to the Exchange Offer of $16.7 million, which are included in Miscellaneous, net in the condensed consolidated statement of income (loss) for the nine months ended September 30, 2026.
On April 6, 2026, the Company redeemed all of its remaining outstanding 2029 Notes, totaling approximately $13.7 million in aggregate principal amount. The 2029 Notes were redeemed at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, resulting in a $0.7 million charge for the nine months ended September 30, 2026, recorded in Gain (loss) on extinguishment of debt, net in the condensed consolidated statements of income (loss).

Note 11. Leases
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table summarizes the leases included in the condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets	$68,184	$72,545
Finance	Property and equipment, net	10,500	12,478
Total lease assets		$78,684	$85,023
Liabilities
Current:
Operating	Current portion of lease obligations	$3,301	$14,059
Finance	Current portion of lease obligations	2,848	3,584
		$6,149	$17,643
Noncurrent:
Operating	Lease obligations	$71,202	$70,037
Finance	Lease obligations	10,273	12,226
		$81,475	$82,263

Total lease liabilities		$87,624	$99,906

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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The following table presents for each of these hierarchy levels, the Company's financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

(In thousands)	Level I	Level II	Level III	Total
At September 30, 2026:
Assets
Cash equivalents	$144,644	$—	$—	$144,644
Foreign currency derivatives	—	10,946	—	10,946
Liabilities
Foreign currency derivatives	—	3,525	—	3,525

At December 31, 2025:
Assets
Cash equivalents	$85,176	$—	$—	$85,176
Foreign currency derivatives	—	9,531	—	9,531
Liabilities
Foreign currency derivatives	—	6,401	—	6,401
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
The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2026
	Carrying Amount	Estimated Fair Value
Debt instruments:
4.25% Senior Notes due 2029	$275,101	$246,960
4.25% Convertible Senior Notes due 2029	141,142	163,156
10.50% Senior Secured Notes due 2032	1,247,235	1,336,468
	$1,663,478	$1,746,584

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	December 31, 2025
	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan A Facility	$79,438	$82,795
10.25% Senior Secured Notes due 2029	864,459	916,563
4.25% Senior Notes due 2029	274,630	242,810
4.25% Convertible Senior Notes due 2029	140,383	127,830
10.50% Senior Secured Notes due 2032	393,383	442,000
	$1,752,293	$1,811,998
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
The fair values of the Company's derivative financial instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Assets:
Foreign currency derivatives	Prepaid expenses and other current assets	$3,278	$2,736
Foreign currency derivatives	Other assets	7,668	6,795
Liabilities:
Foreign currency derivatives	Accrued liabilities	$1,243	$1,993
Foreign currency derivatives	Other liabilities	2,282	4,408
The amounts of gains and losses related to the Company's derivative financial instruments not designated as hedging instruments are as follows:

(In thousands)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency derivatives	Miscellaneous, net	$(981)	$1,512	$6,681	$(968)
On May 8, 2026, the Company entered into the ASR Agreement with Citibank to repurchase $30.0 million of its outstanding Class A Common Stock. The Company recorded an increase to Treasury stock of $24.0 million during the second quarter of 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the second quarter of 2026. The ASR Agreement met all of the applicable criteria for equity classification under ASC 815-40, and therefore, was not accounted for as a derivative instrument. In October 2026, the Company finalized the transaction and the ASR Agreement was settled, resulting in 90,616 additional shares repurchased that will be reflected in the fourth quarter of 2026.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 14. Income Taxes
In general, the Company is required to use an estimated annual effective rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective rate is revised on a quarterly basis.
For the three and nine months ended September 30, 2026, income tax benefit was $36.7 million on a loss from operations before income taxes of $82.7 million and $48.1 million on a loss from operations before income taxes of $131.0 million, respectively, representing an effective rate of 44% and 37%, respectively. Items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2026 primarily consisted of (i) state and local income tax expense and (ii) tax expense related to non-deductible compensation, partially offset by (iii) a tax benefit related to foreign-derived deduction eligible income. Primarily as a result of the income tax benefit for the nine months ended September 30, 2026, prepaid and other current income tax assets was $163.8 million, which is recorded in Prepaid expenses and other current assets at September 30, 2026.
For the three and nine months ended September 30, 2025, income tax expense was $42.8 million on income from operations before income taxes of $122.8 million and $73.8 million on income from operations before income taxes of $228.7 million, respectively, representing an effective rate of 35% and 32%, respectively. Items resulting in variances from the federal statutory rate of 21% for the three and nine months ended September 30, 2025 primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions, and (v) tax expense related to the One Big Beautiful Bill Act (the "OBBBA") discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.
At September 30, 2026, the Company had foreign tax credit carryforwards of approximately $55.3 million, expiring on various dates from 2026 through 2036. These carryforwards have been reduced to zero by a valuation allowance of $55.3 million as it is more likely than not that these carryforwards will not be realized.
During the three months ended September 30, 2026, $13.9 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. As of September 30, 2026, the Company’s cash and cash equivalents balance of $440.2 million included approximately $117.7 million held by foreign subsidiaries. Of this amount, approximately $8.6 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued for. The Company does not expect to incur any significant, additional taxes related to the remaining balance.
As of September 30, 2026, the Pillar Two minimum tax requirement has not had, and is not expected to have, a material impact on the Company's results of operations or financial position for the year ending December 31, 2026.

Note 15. Commitments and Contingencies
Commitments
As of September 30, 2026, the Company's contractual obligations not reflected on the Company's condensed consolidated balance sheets increased $75.5 million, as compared to December 31, 2025, to $574.5 million. The increase was primarily related to commitments for marketing, third-party service contracts, participations related to the $35 million advance against Modified Adjusted Gross Receipts as part of the Settlement Agreement and program rights.
Legal Matters
On November 14, 2022, the Plaintiffs filed a complaint in California Superior Court (the “MFN Litigation”) in connection with the Company’s July 2021 settlement agreement with Frank Darabont (“Darabont”), Ferenc, Inc., Darkwoods Productions, Inc., and Creative Artists Agency, LLC (the “Darabont Parties”), which resolved litigations the Darabont Parties had brought in connection with Darabont's rendering services as a writer, director and producer of the television series entitled The Walking Dead and the agreement between the parties related thereto (the “Darabont Settlement”). Plaintiffs asserted claims for breach of contract, alleging that the Company breached the most favored nations (“MFN”) provisions of Plaintiffs’ contracts with the Company by failing to pay them additional contingent compensation as a result of the Darabont Settlement. Plaintiffs claimed in the MFN Litigation that they were entitled to actual and compensatory damages in excess of $200 million. On December 15, 2022, the Company removed the MFN Litigation to the United States District Court for the Central District of California. On September 4, 2026, the parties entered into the Settlement Agreement resolving the MFN Litigation. The Settlement Agreement provides for total consideration of $120.0 million to the Plaintiffs consisting of (i) a cash payment of $85.0 million, which was paid as of September 16, 2026; and (ii) $35.0 million to be paid no later than January 31, 2027, which $35.0 million payment will be treated as an advance against Modified Adjusted Gross Receipts participation amounts that will accrue in the normal course on a go-forward basis to the Plaintiffs under contractual arrangements relating to the television series The Walking Dead

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
and Fear the Walking Dead. The Settlement Agreement also includes customary provisions included in such agreements, including providing for mutual releases, covenants not to sue, waivers, confidentiality, non-disparagement and indemnification for third party claims. As a result of the settlement, the parties filed a joint stipulation of dismissal, and the MFN Litigation was officially closed as of September 17, 2026.
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
No RSUs vested for employees during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 2,113,228 RSUs previously issued to employees of the Company vested. On the vesting date, 850,066 RSUs were surrendered to AMC Global Media to cover the required statutory tax withholding obligations and 1,263,162 shares of Class A Common Stock were issued. RSUs are surrendered to satisfy the employees' statutory minimum tax withholding obligations for the applicable income and other employment tax. The RSUs surrendered during the nine months ended September 30, 2026 had an aggregate value of $7.1 million, which has been reflected as a financing activity in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026.
The following table summarizes share-based compensation expenses, which are recognized in the condensed consolidated statements of income (loss) as part of Selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Equity-classified awards	$4,710	$6,027	$16,555	$19,827
Liability-classified awards	1,393	—	3,138	—
	$6,103	$6,027	$19,693	$19,827
As of September 30, 2026, there was $26.8 million of total unrecognized share-based compensation cost related to outstanding unvested share-based awards. The unrecognized compensation cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
Note 17. Related Party Transactions
The Company and its related parties enter into transactions with each other in the ordinary course of business. Revenues, net from these transactions amounted to $1.2 million for the three months ended September 30, 2026 and 2025, and $3.6 million for the nine months ended September 30, 2026 and 2025. Amounts charged to the Company in connection with these transactions, included in Selling, general and administrative expenses, amounted to $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Additionally, on September 2, 2025, the Company entered into a consulting agreement with MSG Networks Inc. ("MSG Networks") to provide certain advisory services to MSG Networks. Under this agreement, the Company recorded $0.8 million and $2.0 million of income, representing cost reimbursements for the three and nine months ended September 30, 2026, which is recorded as a credit in Selling, general and administrative expenses in the condensed consolidated statements of income (loss).
Note 18. Cash Flows
The following table details the Company's non-cash investing and financing activities and other supplemental data:

(In thousands)	Nine Months Ended September 30,
	2026	2025
Non-Cash Investing and Financing Activities:
Operating lease additions	$7,762	$3,719
Capital expenditures incurred but not yet paid	2,090	1,460
Long-term debt issuance - exchange offer consideration	53,800	—
Other	1,083	—
Supplemental Data:
Cash interest paid	157,392	153,620
Income tax payments, net	10,087	21,923

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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2026
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$308,447	$46,088	$354,535
Advertising	102,448	24,255	126,703
Content licensing and other	82,932	1,900	84,832
	493,827	72,243	566,070
Inter-segment revenues (Content licensing and other) (a)	1,315	1,011	2,326
	$495,142	$73,254	568,396
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(2,326)
Total consolidated revenues, net			$566,070

Less: (b)
Content expenses	235,580	17,819
Marketing, research, and advertising sales expenses	70,715	5,106
Other (c)	99,712	39,812
Segment adjusted operating income	$89,135	$10,517	$99,652

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			1,118
Unallocated corporate overhead costs (d)			(30,329)
Share-based compensation expenses			(5,728)
Depreciation and amortization			(19,447)
Impairment and other charges			(81,280)
Restructuring and other related charges			(2,206)
Cloud computing amortization			(1,892)
Majority-owned equity investees AOI			(1,502)
Operating income			(41,614)
Other income (expense):
Interest expense			(41,367)
Interest income			3,715
Gain (loss) on extinguishment of debt, net			—
Miscellaneous, net			(3,424)
Income (loss) from operations before income taxes			$(82,690)
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Three Months Ended September 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$316,243	$48,087	$364,330
Advertising	110,033	25,898	135,931
Content licensing and other	59,148	2,332	61,480
	485,424	76,317	561,741
Inter-segment revenues (Content licensing and other) (a)	299	827	1,126
	$485,723	$77,144	562,867
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(1,126)
Total consolidated revenues, net			$561,741

Less: (b)
Content expenses	216,232	18,210
Marketing, research, and advertising sales expenses	63,779	5,881
Other (c)	93,489	41,130
Segment adjusted operating income	$112,223	$11,923	$124,146

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			198
Unallocated corporate overhead costs (d)			(29,898)
Share-based compensation expenses			(6,027)
Depreciation and amortization			(21,378)
Restructuring and other related charges			(4,479)
Cloud computing amortization			(2,405)
Majority-owned equity investees AOI			(4,639)
Operating income			55,518
Other income (expense):
Interest expense			(44,574)
Interest income			6,113
Gain (loss) on extinguishment of debt, net			105,316
Miscellaneous, net			473
Income from operations before income taxes			$122,846
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2026
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$919,631	$139,062	$1,058,693
Advertising	324,124	77,010	401,134
Content licensing and other	190,929	4,936	195,865
	1,434,684	221,008	1,655,692
Inter-segment revenues (Content licensing and other) (a)	1,535	3,109	4,644
	$1,436,219	$224,117	1,660,336
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(4,644)
Total consolidated revenues, net			$1,655,692

Less: (b)
Content expenses	657,179	55,268
Marketing, research, and advertising sales expenses	244,956	14,075
Other (c)	291,716	124,461
Segment adjusted operating income	$242,368	$30,313	$272,681

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			3,050
Unallocated corporate overhead costs (d)			(90,248)
Share-based compensation expenses			(18,554)
Depreciation and amortization			(57,690)
Impairment and other charges			(81,280)
Restructuring and other related charges			(7,886)
Cloud computing amortization			(6,308)
Majority-owned equity investees AOI			(8,264)
Operating income			5,501
Other income (expense):
Interest expense			(125,379)
Interest income			10,025
Gain (loss) on extinguishment of debt, net			(3,784)
Miscellaneous, net			(17,395)
Income (loss) from operations before income taxes			$(131,032)
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

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2025
	Domestic Operations	International	Total
Revenues, net from external customers
Subscription	$949,975	$139,858	$1,089,833
Advertising	351,887	74,509	426,396
Content licensing and other	194,791	5,978	200,769
	1,496,653	220,345	1,716,998
Inter-segment revenues (Content licensing and other) (a)	2,230	2,280	4,510
	$1,498,883	$222,625	1,721,508
Reconciliation of revenue
Elimination of inter-segment revenues (a)			(4,510)
Total consolidated revenues, net			$1,716,998

Less: (b)
Content expenses	629,994	53,215
Marketing, research, and advertising sales expenses	235,248	14,962
Other (c)	271,155	117,937
Segment adjusted operating income	$362,486	$36,511	$398,997

Reconciliation of total segment adjusted operating income
Elimination of inter-segment profits			(899)
Unallocated corporate overhead costs (d)			(89,781)
Share-based compensation expenses			(19,827)
Depreciation and amortization			(68,750)
Restructuring and other related charges			(12,797)
Cloud computing amortization			(8,343)
Majority-owned equity investees AOI			(14,416)
Operating income			184,184
Other income (expense):
Interest expense			(130,426)
Interest income			22,733
Gain (loss) on extinguishment of debt, net			131,061
Miscellaneous, net			21,180
Income from operations before income taxes			$228,732
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
Subscription revenues in the Domestic Operations segment include revenues related to the Company's streaming services of $181.4 million and $173.9 million for the three months ended September 30, 2026 and 2025, respectively, and $535.0 million and $500.0 million for the nine months ended September 30, 2026 and 2025, respectively.

AMC GLOBAL MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
The Company does not disclose total assets for each operating segment because these amounts are not regularly reviewed by the CODM nor are they used in assessing segment performance or deciding how to allocate resources to the segments.
The table below summarizes revenues based on customer location:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
United States	$443,609	$444,446	$1,308,814	$1,373,657
Europe	84,710	78,167	243,809	233,893
Other	37,751	39,128	103,069	109,448
	$566,070	$561,741	$1,655,692	$1,716,998
One customer within the Domestic Operations segment accounted for approximately 20% of consolidated revenues, net for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, one customer within the Domestic Operations segment accounted for approximately 20% and 18%, respectively, of consolidated revenues, net.
On June 30, 2026, one customer within the Domestic Operations segment filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The plan contemplated a significant deleveraging of the customer's balance sheet while generally providing for the payment of trade and other general unsecured claims. Concurrently with the Chapter 11 filing, the customer filed a motion requesting authority to pay prepetition ordinary-course claims with respect to which the Company was named as a vendor. The bankruptcy court granted the motion on July 23, 2026. On October 1, 2026, the customer emerged from bankruptcy under a plan that requires the customer to pay the Company under its normal payment terms. As such, the Company does not expect any material adverse effects on its liquidity.
The table below summarizes property and equipment based on asset location:

(In thousands)	September 30, 2026	December 31, 2025
Property and equipment, net
United States	$93,094	$97,357
Europe	13,389	15,282
Other	2,447	3,339
	$108,930	$115,978

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
•the highly competitive nature of the cable, telecommunications, streaming and programming industries, including continued consolidation among competitors and distributors;
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Our discussion is presented on both a consolidated and segment basis. Our two segments are: (i) Domestic Operations and (ii) International.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2026, as well as an analysis of our cash flows for the nine months ended September 30, 2026 and 2025. The discussion of our financial condition and liquidity also includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at September 30, 2026 as compared to December 31, 2025.
Critical Accounting Policies and Estimates. This section provides an update, if any, to our significant accounting policies or critical accounting estimates since December 31, 2025.

Business Overview
Financial Highlights
The tables presented below set forth our consolidated revenues, net, operating income and adjusted operating income ("AOI")1, for the periods indicated.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$566,070	$561,741	$1,655,692	$1,716,998
Operating Income (Loss)	$(41,614)	$55,518	$5,501	$184,184
Adjusted Operating Income	$70,441	$94,446	$185,483	$308,317

Segment Reporting
We manage our business through the following two operating segments:
•Domestic Operations: Consists of our streaming services, our five programming networks, our AMC Studios operation and our film distribution business. Our streaming services consist of AMC+ and our targeted subscription streaming services (Acorn TV, Shudder, Sundance Now, HIDIVE and All Reality). Our programming networks are AMC, We TV, BBC America, IFC, and SundanceTV. Our AMC Studios operation produces original programming for our programming services and third parties and also licenses programming worldwide. Our film distribution business consists of Independent Film Company. The operating segment also includes AMC Global Media Broadcasting & Technology, our technical services business, which primarily services the programming networks. On August 26, 2026, we divested our ALLBLK streaming business (see Note 4 for additional information relating to the sale of our ALLBLK streaming business).
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
The Walking Dead Universe Licensing Agreement
On July 30, 2026, we announced that we had entered into a license agreement with Netflix ("The Walking Dead Universe Licensing Agreement") granting Netflix co-exclusive global streaming rights to all shows in The Walking Dead Universe, including all seasons of The Walking Dead and Fear the Walking Dead. We retain the global rights to exhibit the shows in The Walking Dead Universe on our own streaming services. Other shows in The Walking Dead Universe include: The Walking Dead: Daryl Dixon; The Walking Dead: Dead City; The Walking Dead: World Beyond; The Walking Dead: The Ones Who Live; and Tales of the Walking Dead. The license agreement generally provides for a five-year term for each licensed show, with licenses for individual shows commencing on different dates in different geographic territories based on the expiration of streaming rights under our existing licenses. The co-exclusive license for the U.S. streaming rights to The Walking Dead begins on January 6, 2027 and the co-exclusive licenses for U.S. streaming rights to other series in The Walking Dead Universe begin at various times in 2026.
Under the license agreement, Netflix will pay an aggregate content license fee of $500 million payable in quarterly cash installments over the five-year term, with approximately $25 million of such payments expected to be received in 2026. As a result of the extended payment terms, the aggregate revenue that we expect to recognize will be based on the present value of future payments which is estimated to be approximately $450 million.
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
Most original series require us to make significant up-front investments. Our programming efforts are not always commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned resulting in the write-off of remaining unamortized cost. There were no material program rights write-offs included in technical and operating expense for the three and nine months ended September 30, 2026 and 2025.
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
Content expenses and programming operating costs primarily comprise technical and operating expenses. Content expenses represent the largest expense of the International segment and primarily consist of amortization of acquired content. Program operating costs include costs such as origination, transmission, uplink and encryption of our linear international channels as well as content hosting and delivery costs at our various on-line content distribution initiatives. Other components of technical and operating expense include costs of dubbing and sub-titling of programs. Our programming efforts are not all commercially successful, which has in the past resulted and could in the future result in a write-off of program rights. If events or changes in circumstances indicate that the fair value of program rights predominantly monetized individually or as a group is less than their unamortized cost, we will write off the excess to technical and operating expenses in the condensed consolidated statements of income (loss). Program rights with no future programming usefulness are substantively abandoned, resulting in the write-off of remaining unamortized cost. There were no material programming write-offs included in technical and operating expense for the three and nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2025, $4.7 million, of program write-offs were recorded to restructuring and other related charges, primarily related to the wind-down of a joint venture that operated primarily in Poland and Africa.
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

Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$354,535	$364,330	(2.7)%	$1,058,693	$1,089,833	(2.9)%
Advertising	126,703	135,931	(6.8)%	401,134	426,396	(5.9)%
Content licensing and other	84,832	61,480	38.0%	195,865	200,769	(2.4)%
Total revenues, net	566,070	561,741	0.8%	1,655,692	1,716,998	(3.6)%
Operating expenses:
Technical and operating (excluding depreciation and amortization)	313,760	291,075	7.8%	885,721	842,297	5.2%
Selling, general and administrative	190,991	189,291	0.9%	617,614	608,970	1.4%
Depreciation and amortization	19,447	21,378	(9.0)%	57,690	68,750	(16.1)%
Impairment and other charges	81,280	—	n/m	81,280	—	n/m
Restructuring and other related charges	2,206	4,479	(50.7)%	7,886	12,797	(38.4)%
Total operating expenses	607,684	506,223	20.0%	1,650,191	1,532,814	7.7%
Operating income (loss)	(41,614)	55,518	n/m	5,501	184,184	(97.0)%
Other income (expense):
Interest expense	(41,367)	(44,574)	(7.2)%	(125,379)	(130,426)	(3.9)%
Interest income	3,715	6,113	(39.2)%	10,025	22,733	(55.9)%
Gain (loss) on extinguishment of debt, net	—	105,316	n/m	(3,784)	131,061	n/m
Miscellaneous, net	(3,424)	473	n/m	(17,395)	21,180	n/m
Total other income (expense)	(41,076)	67,328	n/m	(136,533)	44,548	n/m
Income (loss) from operations before income taxes	(82,690)	122,846	n/m	(131,032)	228,732	n/m
Income tax (expense) benefit	36,656	(42,765)	n/m	48,069	(73,792)	n/m
Net income (loss) including noncontrolling interests	(46,034)	80,081	n/m	(82,963)	154,940	n/m
Less: Net income attributable to noncontrolling interests	(1,352)	(3,552)	(61.9)%	(5,236)	(10,073)	(48.0)%
Net income (loss) attributable to AMC Global Media's stockholders	$(47,386)	$76,529	n/m	$(88,199)	$144,867	n/m
n/m - Absolute percentages greater than 100% and comparisons between positive and negative values or zero values are considered not meaningful.
Revenues, net
Three months ended September 30, 2026 vs. 2025
Subscription revenues decreased 2.5% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 4.2% in our International segment primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa, and the unfavorable impact of foreign currency translation. We expect linear subscriber declines to continue in our Domestic Operations segment, consistent with the declines across the cable ecosystem.

Advertising revenues decreased 6.9% in our Domestic Operations segment primarily due to lower marketplace pricing, partially offset by digital advertising growth. Advertising revenues decreased 6.3% in our International segment primarily due to a decline in the U.K. advertising market, partially offset by digital advertising growth. We generally expect advertising revenue to continue to decline as the advertising market gravitates toward other distribution platforms.
Content licensing and other revenues increased 41.7% in our Domestic Operations segment primarily due to the timing and availability of deliveries in the period including the start of a license with the buyer of the ALLBLK streaming business and the start of a co-exclusive license for certain rights under The Walking Dead Universe Licensing Agreement. We expect content licensing revenues to increase in the fourth quarter of 2026 compared to the fourth quarter of 2025 based on the contracted license start dates of additional rights under The Walking Dead Universe Licensing Agreement.
Nine months ended September 30, 2026 vs. 2025
Subscription revenues decreased 3.2% in our Domestic Operations segment primarily due to a decline in affiliate revenues from basic subscriber declines, partially offset by an increase in streaming revenues primarily due to the impact of price increases across our services. Subscription revenues decreased 0.6% in our International segment primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa, mostly offset by the favorable impact of foreign currency translation.
Advertising revenues decreased 7.9% in our Domestic Operations segment primarily due to lower ratings and marketplace pricing as well as a now resolved system integration issue in the second quarter of 2026, partially offset by digital advertising growth. Advertising revenues increased 3.4% in our International segment primarily due to the favorable impact of foreign currency translation.
Content licensing and other revenues decreased 2.3% in our Domestic Operations segment primarily due to the timing and availability of deliveries, including the sale of our music catalog and additional revenues in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025, partially offset by the start of a license with the buyer of the ALLBLK streaming business and the start of a co-exclusive license for certain rights under The Walking Dead Universe Licensing Agreement that occurred in the third quarter of 2026.
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
Three months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 9.8% in our Domestic Operations segment primarily due to higher participation and residual costs associated with new licensing deals, including The Walking Dead Universe Licensing Agreement, as well as higher other direct programming costs. Technical and operating expenses (excluding depreciation and amortization) decreased 0.3% in our International segment due to the favorable impact of foreign currency translation.
Nine months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 6.0% in our Domestic Operations segment primarily due to higher participation and residual costs associated with new licensing deals, including The Walking Dead Universe Licensing Agreement, as well as higher other direct programming costs and higher program rights amortization. Technical and operating expenses (excluding depreciation and amortization) increased 3.7% in our International segment due to the unfavorable impact of foreign currency translation.
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
Three months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses increased 3.5% in our Domestic Operations segment primarily due to higher media spend associated with The Vampire Lestat and The Walking Dead: Dead City and an increase in corporate allocated costs, partially offset by a decrease in legal fees. Selling, general and administrative expenses decreased 7.8% in our International segment primarily due to lower corporate allocated administrative costs.
Nine months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses increased 1.7% in our Domestic Operations segment primarily due to higher media spend associated with The Audacity, The Vampire Lestat and The Walking Dead: Dead City and an increase in corporate allocated costs, partially offset by lower committed advertising spend with customers from contract renewals. Selling, general and administrative expenses increased 4.7% in our International segment primarily due to the unfavorable impact of foreign currency translation.
Depreciation and amortization expenses
Depreciation and amortization expenses include depreciation of fixed assets and amortization of finite-lived intangible assets.
Three and nine months ended September 30, 2026 vs. 2025
Depreciation and amortization decreased primarily due to the retirement of broadcasting and technology assets in the second quarter of 2025 related to the outsourcing of back-end content distribution in our Domestic Operations segment as well as reduced depreciation on leasehold improvements at our corporate headquarters associated with the extension of our lease in December 2025.
Impairment and other charges
Three and nine months ended September 30, 2026
Legal Settlement
On September 4, 2026, we entered into a settlement agreement (the “Settlement Agreement”) with Robert Kirkman, Robert Kirkman, LLC, Glen Mazzara, 44 Strong Productions, Inc., David Alpert, Circle of Confusion Productions, LLC, New Circle of Confusion Productions, Inc., Charles Eglee, United Bongo Drum, Inc.; Gale Anne Hurd, and Valhalla Entertainment, Inc. f/k/a Valhalla Motion Pictures, Inc. (together, the "Plaintiffs") resolving breach of contract claims. The complaint was initially filed in 2022 and a jury trial was scheduled to commence on October 27, 2026.
The Settlement Agreement provides for total consideration of $120 million (the “Settlement Payment”) to the Plaintiffs consisting of (i) a cash payment of $85 million, paid on September 16, 2026 and (ii) $35 million to be paid no later than January 31, 2027, which $35 million payment will be treated as an advance against Modified Adjusted Gross Receipts participation amounts that will accrue in the normal course on a go-forward basis to the Plaintiffs under contractual arrangements relating to The Walking Dead and Fear the Walking Dead. With regard to the Settlement Payment, we recorded a charge of $85 million. See Note 15 for additional information relating to this matter.
Sale of a Business
On August 26, 2026, we divested our ALLBLK streaming business, which resulted in a pre-tax gain of $3.7 million. Subsequent to the divestiture, we entered into a long-term content licensing agreement with the buyer of the ALLBLK streaming business. See Note 4 for additional information relating to the sale of our ALLBLK streaming business.

Restructuring and other related charges
Three months ended September 30, 2026
Restructuring and other related charges were $2.2 million for the three months ended September 30, 2026, primarily related to severance charges of $2.1 million associated with the sale of our ALLBLK streaming business.
Nine months ended September 30, 2026
Restructuring and other related charges were $7.9 million for the nine months ended September 30, 2026, with $3.2 million related to the Company's voluntary buyout program for U.S. employees, which was announced in October 2025, $2.6 million associated with the International Plan, which consisted primarily of workforce reductions in Latin America, and $2.1 million related to the sale of our ALLBLK streaming business.
Three and nine months ended September 30, 2025
Restructuring and other related charges were $4.5 million and $12.8 million for the three and nine months ended September 30, 2025, respectively, primarily related to the wind-down of a joint venture that operated primarily in Poland and Africa as part of our International segment, as well as the expansion of the International Plan in Southern Europe and Argentina. Additionally, in the third quarter of 2025, we implemented organizational changes in our Domestic Operations segment designed to create an enhanced offering that was intended to maximize the potential of our We TV and ALLBLK brands.
Operating income
Three months ended September 30, 2026 vs. 2025
The decrease in operating income was primarily attributable to the $81.3 million of impairment and other charges in the third quarter of 2026 and an increase in technical and operating expenses of $22.7 million.
Nine months ended September 30, 2026 vs. 2025
The decrease in operating income was primarily attributable to the $81.3 million of impairment and other charges in the third quarter of 2026, a decrease in revenues, net of $61.3 million, and an increase in technical and operating expenses of $43.4 million.
Interest expense
Three and nine months ended September 30, 2026 vs. 2025
The decrease in interest expense was primarily due to the impact of lower outstanding balances under our Term Loan A facility (the "Term Loan A Facility") under our credit agreement (the “Credit Agreement”) and our 4.25% Senior Notes due 2029 (the "Senior Notes"), partially offset by an increase in average interest rates associated with the July 2025 issuance of our 10.50% Senior Secured Notes due 2032, (the “2032 Notes”), and the March 2026 issuance of additional 2032 Notes in the private exchange offer (the “Exchange Offer”) with respect to our outstanding 10.25% Senior Secured Notes due 2029 (the “2029 Notes”).
Interest income
Three and nine months ended September 30, 2026 vs. 2025
The decrease in interest income was primarily attributable to lower average cash balances and lower interest rates for our money market fund accounts.
Gain (loss) on extinguishment of debt, net
Three and nine months ended September 30, 2026
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
Three and nine months ended September 30, 2025
During the third quarter of 2025, we completed a cash tender offer to repurchase $600.0 million of our Senior Notes at a discount of $111.0 million and retired the tendered notes. The discount, net of a $5.2 million write-off of unamortized discount and deferred financing costs associated with the Senior Notes, and $1.7 million in additional expenses associated with the tender offer, was recognized as a gain on extinguishment of debt. Subsequent to the cash tender offer, we repurchased $9.2 million principal amount of our Senior Notes through open market repurchases, at a discount of $1.5 million, and retired the repurchased notes. We recorded a $1.4 million gain which reflects the discount, net of $0.1 million to write-off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes. During the second quarter of 2025, we repurchased $99.1 million principal amount of our Senior Notes through open market repurchases, at a discount of $26.7 million, and retired the repurchased notes. We recorded a $25.8 million gain which reflects the discount, net of $0.9 million to write off a portion of the unamortized discount and deferred financing costs associated with the Senior Notes.

Miscellaneous, net
Three months ended September 30, 2026 vs. 2025
The decrease in miscellaneous, net was primarily related to a decrease in earnings from equity method investments.
Nine months ended September 30, 2026 vs. 2025
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
Three months ended September 30, 2026 vs. 2025
For the three months ended September 30, 2026, income tax benefit was $36.7 million on a loss from operations before income taxes of $82.7 million, representing an effective rate of 44%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense and (ii) tax expense related to non-deductible compensation, partially offset by (iii) a tax benefit related to foreign-derived deduction eligible income.
For the three months ended September 30, 2025, income tax expense was $42.8 million on income from operations before income taxes of $122.8 million, representing an effective tax rate of 35%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions, and (v) tax expense related to the One Big Beautiful Bill Act (the "OBBBA") discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.
Nine months ended September 30, 2026 vs. 2025
For the nine months ended September 30, 2026, income tax benefit was $48.1 million on a loss from operations before income taxes of $131.0 million, representing an effective rate of 37%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense and (ii) tax expense related to non-deductible compensation, partially offset by (iii) a tax benefit related to foreign-derived deduction eligible income.
For the nine months ended September 30, 2025, income tax expense was $73.8 million on income from operations before income taxes of $228.7 million, representing an effective tax rate of 32%. Items resulting in variances from the federal statutory rate of 21% primarily consisted of (i) state and local income tax expense, (ii) tax expense for an increase in the valuation allowance for foreign taxes, (iii) tax expense related to non-deductible compensation, (iv) tax expense, including interest, related to an increase in uncertain tax positions, and (v) tax expense related to the OBBBA discrete impacts to deferred tax assets and liabilities, partially offset by (vi) a tax benefit from foreign operations.

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

Domestic Operations
The following table sets forth our Domestic Operations segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$308,447	$316,243	(2.5)%	$919,631	$949,975	(3.2)%
Advertising	102,448	110,033	(6.9)	324,124	351,887	(7.9)
Content licensing and other	84,247	59,447	41.7	192,464	197,021	(2.3)
Total revenues, net	495,142	485,723	1.9	1,436,219	1,498,883	(4.2)
Technical and operating expenses (excluding depreciation and amortization)(a)	281,292	256,183	9.8	782,636	738,485	6.0
Selling, general and administrative expenses(b)	126,217	121,956	3.5	419,479	412,328	1.7
Majority-owned equity investees AOI	1,502	4,639	(67.6)	8,264	14,416	(42.7)
Segment adjusted operating income	$89,135	$112,223	(20.6)%	$242,368	$362,486	(33.1)%
(a) Technical and operating expenses exclude cloud computing amortization
(b) Selling, general and administrative expenses exclude equity-classified share-based compensation expenses, liability-classified share-based compensation expenses for non-employee directors and cloud computing amortization
Revenues, net
Three months ended September 30, 2026 vs. 2025
Subscription revenues decreased primarily due to a 10.8% decline in affiliate revenues, partially offset by a 4.3% increase in streaming revenues. Excluding revenues, net from the ALLBLK streaming business in the three months ended September 30, 2026 and 2025, streaming revenues increased 6.7%. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $181.4 million and $173.9 million for the three months ended September 30, 2026 and 2025, respectively.
Advertising revenues decreased primarily due to lower marketplace pricing, partially offset by digital advertising growth.
Content licensing and other revenues increased primarily due to the timing and availability of deliveries in the period including the start of a license with the buyer of the ALLBLK streaming business and the start of a co-exclusive license for certain rights under The Walking Dead Universe Licensing Agreement. We expect content licensing revenues to increase in the fourth quarter of 2026 compared to the fourth quarter of 2025 based on the contracted license start dates of additional rights under The Walking Dead Universe Licensing Agreement.
Nine months ended September 30, 2026 vs. 2025
Subscription revenues decreased primarily due to a 14.5% decline in affiliate revenues, partially offset by a 7.0% increase in streaming revenues. Excluding revenues, net from the ALLBLK streaming business in the nine months ended September 30, 2026 and 2025, streaming revenues increased 8.4%. Affiliate revenues decreased primarily due to basic subscriber declines, while streaming revenues increased primarily due to the impact of price increases across our services. Revenues related to the Company's streaming services were $535.0 million and $500.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Advertising revenues decreased primarily due to lower ratings and marketplace pricing, as well as a now resolved system integration issue in the second quarter of 2026, partially offset by digital advertising growth.

Content licensing and other revenues decreased primarily due to the timing and availability of deliveries, including the sale of our music catalog and additional revenues in connection with the production of Silo, a series originally produced by AMC Studios for a third party, that occurred in the second quarter of 2025, partially offset by the start of a license with the buyer of the ALLBLK streaming business and the start of a co-exclusive license for certain rights under The Walking Dead Universe Licensing Agreement that occurred in the third quarter of 2026.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher participation and residual costs associated with new licensing deals, including The Walking Dead Universe Licensing Agreement, as well as higher other direct programming costs.
Nine months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased primarily due to higher participation and residual costs associated with new licensing deals, including The Walking Dead Universe Licensing Agreement, as well as higher other direct programming costs and higher program rights amortization.
Selling, general and administrative expenses
Three months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses increased primarily due to higher media spend associated with The Vampire Lestat and The Walking Dead: Dead City and an increase in corporate allocated costs, partially offset by a decrease in legal fees.
Nine months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses increased primarily due to higher media spend associated with The Audacity, The Vampire Lestat and The Walking Dead: Dead City and an increase in corporate allocated costs, partially offset by lower committed advertising spend with customers from contract renewals.
Segment adjusted operating income
Three months ended September 30, 2026 vs. 2025
The decrease in segment adjusted operating income was primarily attributable to an increase in technical and operating expenses (excluding depreciation and amortization) and an increase in media spend.
Nine months ended September 30, 2026 vs. 2025
The decrease in segment adjusted operating income was primarily attributable to the continued revenue declines in our linear businesses, an increase in technical and operating expenses (excluding depreciation and amortization) and an increase in media spend.

International
The following table sets forth our International segment results for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues, net:
Subscription	$46,088	$48,087	(4.2)%	$139,062	$139,858	(0.6)%
Advertising	24,255	25,898	(6.3)	77,010	74,509	3.4
Content licensing and other	2,911	3,159	(7.9)	8,045	8,258	(2.6)
Total revenues, net	73,254	77,144	(5.0)	224,117	222,625	0.7
Technical and operating expenses (excluding depreciation and amortization)	34,450	34,543	(0.3)	106,205	102,445	3.7
Selling, general and administrative expenses(a)	28,287	30,678	(7.8)	87,599	83,669	4.7
Segment adjusted operating income	$10,517	$11,923	(11.8)%	$30,313	$36,511	(17.0)%
(a) Selling, general and administrative expenses exclude equity-classified share-based compensation expenses and liability-classified share-based compensation expenses for non-employee directors.
Revenues, net
Three months ended September 30, 2026 vs. 2025
Subscription revenues decreased 4.2% primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa and by the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, subscription revenues decreased 3.1%.
Advertising revenues decreased 6.3% primarily due to a decline in the U.K. advertising market, partially offset by digital advertising growth.
Nine months ended September 30, 2026 vs. 2025
Subscription revenues decreased 0.6% primarily due to the wind-down of a joint venture that operated primarily in Poland and Africa, mostly offset by the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, subscription revenues decreased 3.9%.
Advertising revenues increased 3.4% primarily due to the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, advertising revenues increased 0.4%.
Technical and operating expenses (excluding depreciation and amortization)
Three months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) decreased 0.3% due to the favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, technical and operating expenses (excluding depreciation and amortization) remained constant.
Nine months ended September 30, 2026 vs. 2025
Technical and operating expenses (excluding depreciation and amortization) increased 3.7% due the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, technical and operating expenses (excluding depreciation and amortization) decreased 0.6%.
Selling, general and administrative expenses
Three months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses decreased 7.8% primarily due to lower corporate allocated costs.
Nine months ended September 30, 2026 vs. 2025
Selling, general and administrative expenses increased 4.7% primarily due to the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, selling, general and administrative expenses increased 0.4%.

Segment adjusted operating income
Three months ended September 30, 2026 vs. 2025
Segment adjusted operating income decreased primarily due to lower subscription and advertising revenues, partially offset by lower selling, general and administrative expenses.
Nine months ended September 30, 2026 vs. 2025
Segment adjusted operating income decreased primarily due to lower subscription revenues, excluding the impact of foreign currency translation.

Liquidity and Capital Resources
Our operations typically generate positive net cash flow from operating activities. However, each of our programming businesses has substantial programming acquisition and production expenditure requirements.
During the three months ended September 30, 2026, $13.9 million of cash and cash equivalents, previously held by foreign subsidiaries, was repatriated to the United States. As of September 30, 2026, our cash and cash equivalents balance of $440.2 million included approximately $117.7 million held by foreign subsidiaries. Of this amount, approximately $8.6 million is expected to be repatriated to the United States with the remaining amount continuing to be reinvested in foreign operations. Tax expense related to the repatriated amount, as well as the expected remaining amount to be repatriated, has been accrued for. We do not expect to incur any significant, additional taxes related to the remaining balance.
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
We were in compliance with all of our debt covenants as of September 30, 2026.
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
On May 8, 2026, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase $30.0 million of our outstanding Class A Common Stock. We conducted the accelerated share repurchase as part of our Stock Repurchase Program. Under the terms of the ASR Agreement, on May 11, 2026, we made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The final number of shares repurchased was based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. In October 2026, the Company finalized the transaction and received an additional 90,616 shares of Class A Common Stock. The average price per share for all 2,817,888 shares of Class A Common Stock repurchased as part of the ASR Agreement was $10.65 per share.
As of September 30, 2026, we had $87.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
Cash Flow Discussion
The following table is a summary of cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$82,833	$256,424
Net cash used in investing activities	(1,457)	(24,510)
Net cash used in financing activities	(138,988)	(317,233)
Net increase (decrease) in cash and cash equivalents from operations	$(57,612)	$(85,319)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 amounted to $82.8 million and $256.4 million, respectively.

For the nine months ended September 30, 2026, net cash provided by operating activities primarily resulted from $721.0 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, which was negatively impacted by the $85 million payment related to the Settlement Agreement, partially offset by payments for program rights of $521.6 million and an increase in prepaid and other assets of $118.6 million. The increase in prepaid and other assets was primarily related to an increase in prepaid and other current income tax assets as a result of the income tax benefit for the nine months ended September 30, 2026, which is expected to reverse to an income tax expense for the full year in the fourth quarter of 2026 as we generate sufficient income from operations before income taxes. Changes in all other assets and liabilities resulted in a net cash inflow of $2.0 million.
For the nine months ended September 30, 2025, net cash provided by operating activities primarily resulted from $768.9 million of net income before amortization of program rights, depreciation and amortization, and other non-cash items, partially offset by payments for program rights of $569.2 million. Changes in all other assets and liabilities resulted in a net cash inflow of $56.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 amounted to $1.5 million and $24.5 million, respectively.
For the nine months ended September 30, 2026, net cash used in investing activities consisted primarily of capital expenditures, partially offset by proceeds from the sale of a business, net of disposal costs.
For the nine months ended September 30, 2025 net cash used in investing activities consisted primarily of capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 amounted to $139.0 million and $317.2 million, respectively.
For the nine months ended September 30, 2026, net cash used in financing activities primarily related to payments on the Term Loan A Facility of $82.9 million, the purchase of treasury stock for $30.0 million, the redemption of our remaining 2029 Notes for $14.4 million, and taxes paid in lieu of shares issued for equity-based compensation of $7.1 million.
For the nine months ended September 30, 2025, net cash used in financing activities primarily related to the tender offer for and repurchases of our Senior Notes of $569.1 million, principal payments on the Term Loan A Facility of $114.4 million, and the purchase of treasury stock for $10.3 million, partially offset by $394.5 million of proceeds from the issuance of our 2032 Notes.
Contractual Obligations
As of September 30, 2026, our contractual obligations not reflected on the condensed consolidated balance sheets increased $75.5 million, as compared to December 31, 2025, to $574.5 million. The increase was primarily related to commitments for marketing, third-party service contracts, participations related to the $35 million advance against Modified Adjusted Gross Receipts as part of the Settlement Agreement and program rights.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to the notes outstanding as of September 30, 2026 for which AMC Global Media is the issuer.
Note Guarantees
Debt of AMC Global Media as of September 30, 2026 included $276.7 million of 4.25% Senior Notes due 2029, $143.8 million of 4.25% Convertible Senior Notes due 2029, and $1,315.1 million of 10.50% Senior Secured Notes due 2032 (collectively, the “notes”). The notes were issued by AMC Global Media and are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of AMC Global Media's existing and future domestic restricted subsidiaries, subject to certain exceptions (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) any sale or other disposition of all of the capital stock of a Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) a restricted subsidiary, in compliance with the terms of the applicable indenture; (ii) the designation of a restricted subsidiary as an “Unrestricted Subsidiary” under the applicable indenture; or (iii) the release or discharge of the guarantee, which resulted in the creation of the note guarantee (provided that such Guarantor Subsidiary does not have any preferred stock outstanding at such time that is not held by AMC Global Media or another Guarantor Subsidiary).

Foreign subsidiaries of AMC Global Media do not and will not guarantee the notes.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for AMC Global Media and each Guarantor Subsidiary. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Summarized Financial Information

Income Statement
(In thousands)	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Revenues	$—	$1,252,970	$—	$1,313,468
Operating expenses	—	1,267,734	—	1,138,388
Operating income	$—	$(14,764)	$—	$175,080
Income (loss) before income taxes	$(143,977)	$(10,783)	$209,737	$213,891
Net income (loss)	(88,199)	(15,511)	144,867	208,714

Balance Sheet	September 30, 2026		December 31, 2025
(In thousands)	Parent Company	Guarantor Subsidiaries	Parent Company	Guarantor Subsidiaries
Assets
Amounts due from subsidiaries	$206	$51,409	$—	$90,643
Current assets	162,327	790,432	19,639	1,001,691
Non-current assets	2,684,380	2,532,595	2,987,716	2,690,262

Liabilities and equity:
Amounts due to subsidiaries	$50,477	$9,258	$39,155	$3,880
Current liabilities	83,527	527,687	123,550	548,661
Non-current liabilities	1,900,226	182,820	1,901,934	230,969

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
We evaluate segment performance based on operating segment AOI. We define AOI, which is a financial measure that is not calculated in accordance with generally accepted accounting principles ("GAAP"), as operating income (loss) before share-based compensation expenses or benefit (including equity-classified share-based compensation expenses or benefit and liability-classified share-based compensation expenses or benefit for non-employee director stock units), depreciation and amortization, impairment and other charges (including gains or losses on sales or dispositions of businesses), restructuring and other related charges, cloud computing amortization and including the Company’s proportionate share of adjusted operating income (loss) from majority-owned equity method investees. From time to time, we may exclude the impact of certain events, gains, losses or other charges (such as significant legal settlements) from AOI that affect our operating performance. Because it is based upon operating income (loss), AOI also excludes interest expense (including cash interest expense) and other non-operating income and expense items. The Company believes that the exclusion of share-based compensation expenses or benefit (including equity-classified share-based compensation expenses or benefit and liability-classified share-based compensation expenses or benefit for non-employee director stock units) allows management and investors to better track the performance of the various operating units of the business without regard to the period-to-period effects of share-based compensation awards, including the changes in fair value of liability-classified share-based compensation awards to non-employee directors that will be cash settled. Beginning in June 2026, non-employee directors receive a portion of their compensation in director stock units that will be settled in cash. These liability-classified share-based compensation awards to non-employee directors are included in the share-based compensation adjustment to operating income (loss) to allow for comparability between periods without regard to the period-to-period effects of share-based compensation awards (including the changes in fair value of those awards from period to period). Liability-classified share-based compensation awards to employees are included in AOI.
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
The following is a reconciliation of operating income to AOI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating income	$(41,614)	$55,518	$5,501	$184,184
Share-based compensation expenses (1)	5,728	6,027	18,554	19,827
Depreciation and amortization	19,447	21,378	57,690	68,750
Restructuring and other related charges	2,206	4,479	7,886	12,797
Impairment and other charges	81,280	—	81,280	—
Cloud computing amortization	1,892	2,405	6,308	8,343
Majority owned equity investees AOI	1,502	4,639	8,264	14,416
Adjusted operating income	$70,441	$94,446	$185,483	$308,317
(1) Includes $1.0 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, associated with cash-settled director stock units granted to non-employee directors.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$82,833	$256,424
Less: capital expenditures	(27,190)	(24,502)
Free cash flow	$55,643	$231,922

Supplemental Cash Flow Information	Nine Months Ended September 30,
(In thousands)	2026	2025
Restructuring initiatives	$(20,613)	$(11,084)
Distributions to noncontrolling interests	—	(7,271)
Legal settlement	(85,000)	—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2026, the carrying value of our fixed rate debt of $1.66 billion was less than its fair value of $1.75 billion by $83.1 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2026 would increase the estimated fair value of our fixed rate debt by $78.2 million.
Managing our Interest Rate Risk
As of September 30, 2026, we had $1.7 billion of debt outstanding (excluding finance leases), all of which bears interest at fixed rates.
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
The Company recognized foreign currency transaction gains (losses) of $0.8 million and $(7.1) million for the three and nine months ended September 30, 2026, respectively, and $(3.3) million and $13.4 million for the three and nine months ended September 30, 2025, respectively, related to foreign currency transactions. Such amounts are included in miscellaneous, net in the condensed consolidated statements of income (loss).
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

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2026, the Company's principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
For the three months ended September 30, 2026, except as described below, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2026, the Company had $87.4 million of authorization remaining for repurchase under the Stock Repurchase Program.
On May 8, 2026, the Company entered into the ASR Agreement with Citibank to repurchase $30.0 million of its outstanding Class A Common Stock. The Company conducted the accelerated share repurchase as part of its Stock Repurchase Program.
Under the terms of the ASR Agreement, on May 11, 2026, the Company made an initial payment to Citibank of $30.0 million, and received an initial delivery of 2,727,272 shares of Class A Common Stock. The Company recorded an increase to Treasury stock of $24.0 million during the three months ended June 30, 2026, representing 80% of the total shares expected to be repurchased under the ASR Agreement (determined based on the closing price of the Class A Common Stock of $8.80 on May 8, 2026). The remaining 20% of the ASR Agreement value of $6.0 million was accounted for as an unsettled forward contract indexed to the Class A Common Stock and recorded as a reduction to Paid-in capital during the three months ended June 30, 2026. The final number of shares repurchased was based on the volume-weighted average price of the Class A Common Stock on specified dates during the term of the transaction, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement.
In October 2026, the Company finalized the transaction and received an additional 90,616 shares of Class A Common Stock. The average price per share of Class A Common Stock for all 2,817,888 shares repurchased as part of the ASR Agreement was $10.65 per share.

Item 6.      Exhibits.
(a)Index to Exhibits.

Exhibit Number	Description of Exhibit

22	Guarantor Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AMC Global Media Inc.

Date:	November 9, 2026	By:	/s/ Hozefa Lokhandwala
Hozefa Lokhandwala
Executive Vice President and Chief Financial Officer

Date:	November 9, 2026	By:	/s/ Michael J. Sherin III
Michael J. Sherin III
Executive Vice President and Chief Accounting Officer